Form 10QSB
period 1996-03-31
NEW WORLD COFFEE INC
filed 1996-06-20
CIK 949373

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________



                                  FORM 10-QSB




[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


        TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



                             COMMISSION FILE NUMBER


                             NEW WORLD COFFEE, INC.
                             ----------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN IT'S CHARTER)

         DELAWARE                                          13-3690261
- -------------------------------------                      -----------
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


                          379 WEST BROADWAY 4TH FLOOR
                             NEW YORK,  NY  10012
                             --------------------
                   (ADDRESS OF PRINCIPAL  EXECUTIVE OFFICES)

                                 (212) 343-0552
                                 --------------
                          (ISSUER'S TELEPHONE NUMBER)




SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE EXCHANGE ACT:  NONE

        CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X             NO
    -------            --------


AS OF MAY 8, 1996, 4,501,979 SHARES OF COMMON STOCK OF THE ISSUER WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT;


YES                  NO   X
    -------            --------

                             NEW WORLD COFFEE, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES


                            MARCH 31, 1996

                                                                      PAGE

1. FINANCIAL STATEMENTS

   Condensed  Balance Sheet as of March 31, 1996                        1

   Condensed  Statements of Operations for
   the first quarter ended April 2, 1995
   and March 31, 1996                                                   2

   Condensed  Statements of Cash Flows for the
   first quarter ended April 2, 1995
   and March 31, 1996                                                   3

   Notes to  Financial Statements                                       4

2. MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION AND                                  5 -6


   RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1996


   OTHER INFORMATION                                                    7

                             NEW WORLD COFFEE, INC.
                             ----------------------

                            BALANCE SHEET-UNAUDITED
                            -----------------------



                 ASSETS                   March 31, 1996   December 31, 1995

CURRENT ASSETS:
 Cash                                        $ 4,655,094         $   951,355
 Receivables                                     103,834              66,570
 Inventories                                     214,439             217,439
 Prepaid expenses                                305,078              70,000
                                             -----------         -----------
         Total current assets                  5,278,445           1,305,364

PROPERTY AND EQUIPMENT, net                    7,073,990           7,076,083
DEBT ISSUANCE COST                                     -             753,627
DEFERRED OFFERING COSTS                                -             608,000
DEPOSITS AND OTHER ASSETS, net                   631,849             523,802
                                             -----------         -----------
         Total assets                        $12,984,284         $10,266,876
                                             ===========         ===========

     LIABILITIES AND STOCKHOLDERS'
      DEFICIT

CURRENT LIABILITIES:
 Accounts payable                            $   587,505         $ 1,158,835
 Accrued expenses                                670,869             612,348
 Accrued compensation                            247,931             299,287
 Current portion of obligations under             64,446              57,924
  capital leases                             -----------         -----------
         Total current liabilities             1,570,751           2,128,394

DEFERRED RENT                                    570,263             507,432
NOTES PAYABLE                                          -           3,500,000
OBLIGATIONS UNDER CAPITAL LEASES                 180,281             111,939
BRIDGE FINANCING                                       -             755,000
CONVERTIBLE REDEEMABLE PREFERRED STOCK                 -           4,230,054
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value;
  10,000,000 shares authorized;                    4,502               1,214
  4,501,979 shares issued and
  outstanding

 Additional paid-in capital                   17,259,502           1,889,744
 Accumulated deficit                          (6,601,015)         (4,856,898)
                                             -----------         -----------
         Total stockholders' equity           10,662,989          (2,965,940)
                                             -----------         -----------
         Total liabilities and               $12,984,284         $10,266,876
          stockholders' equity               ===========         ===========

                             NEW WORLD COFFEE, INC.
                             ----------------------


                      STATEMENTS OF OPERATIONS - UNAUDITED
                      ------------------------------------

          FOR THE FIRST QUARTER ENDED MARCH 31, 1996 AND APRIL 2, 1995
          ------------------------------------------------------------




                                              1996           1995

REVENUES                                   $ 2,278,581    $ 2,051,649

COST OF SALES AND RELATED OCCUPANCY          1,449,213      1,311,951
 COSTS

STORE OPERATING EXPENSES                       726,333        984,441
                                           -----------    -----------
         Store operating income                103,035       (244,743)

DEPRECIATION AND AMORTIZATION                  264,674        196,502

GENERAL AND ADMINISTRATIVE EXPENSES            520,969        581,985
                                           -----------    -----------
         Operating loss                       (682,608)    (1,023,230)

INTEREST EXPENSE FOR 1996,  Net of 1996        (11,511)       (35,288)
 Interest Income of approximately 30,000
WRITE-OFF OF DEBT ISSUANCE COST             (1,050,000)             -
                                           -----------    -----------
         Net loss                          $(1,744,119)   $(1,058,518)
                                           ===========    ===========

NET LOSS PER COMMON SHARE                         (.48)          (.72)
                                           ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON            3,650,331      1,460,642
 SHARES OUTSTANDING                        ===========    ===========

                             NEW WORLD COFFEE, INC.
                            -----------------------

                       STATEMENTS OF CASH FLOWS-UNAUDITED
                       ----------------------------------

          FOR THE FIRST QUARTER ENDED MARCH 31, 1996 AND APRIL 2, 1995
          ------------------------------------------------------------

                                              1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(1,744,119)   $(1,058,518)
 Adjustments to reconcile net loss to
  net cash used in operating activities-
     Depreciation and amortization             264,674        196,502
     Write-off of debt issuance costs        1,000,000              -
     Increase (decrease) in cash
      resulting from changes in
      operating assets and liabilities-
         Receivables                           (37,264)        30,582
         Inventories                             3,000       (132,911)
         Prepaid expenses                     (235,078)        95,537
         Deposits and other assets            (135,669)       (54,270)
         Accounts payable                     (571,330)       259,967
         Accrued expenses                       58,520        595,426
         Accrued compensation                  (51,356)       147,823
         Deferred rent                          62,831         71,121
                                           -----------    -----------
           Net cash used in operating       (1,385,791)       151,259
            activities                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                         (234,955)    (1,700,807)
                                           -----------    -----------
           Net cash used in investing         (234,955)    (1,700,807)
            activities                     -----------    -----------
- ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Stock, net of           11,512,734              -
  issuance costs of approximately
  $2,350,000
 Additional paid in capital in                 236,884              -
  connection with bridge financing
 Issuance of Series C Convertible                    -      2,555,817
  Preferred Stock
 Payments of  Series C Redeemable           (1,999,997)             -
  Preferred Stock
 Repayment of bridge financing loan         (1,000,000)             -
 Issuance (net) of capital leases               74,864              -
 Repayment of notes payable                 (3,500,000)      (500,000)
                                           -----------    -----------
           Net cash provided by              5,324,485      2,055,817
            financing activities           -----------    -----------
           Net increase in cash              3,703,739        506,269

CASH, beginning of period                      951,355        200,801
                                           -----------    -----------

CASH, end of period                        $ 4,655,094    $   707,070
                                           ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
 Interest                                       35,701         35,288
                                           -----------    -----------
 Non-cash investing and financing
  activities:
 Equipment purchased under capital              48,251              -
  leases                                   -----------
 Debt Issuance Costs Incurred in               236,884              -
  Connection with Bridge Financing         ===========

                             NEW WORLD COFFEE, INC.

                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  The March 31, 1996 balance sheet presented herein was derived from the
    audited December 31, 1995   financial statements of the Company.

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995 for a description of the significant accounting policies, which have continued without change, and other footnote information.

3. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company opened its first espresso bar in February 1993 in New York and has grown to 27 espresso bars in New York, New Jersey and Pennsylvania since that date.

  The Company's experience has been that espresso bars in residential and shopping areas generally offer more attractive economics than central business district sites as they typically are open up to 14 hours a day, seven days a week and attract customers throughout the day, resulting in more cost-effective staffing and operations. Based on this experience, the Company's site selection strategy has shifted to opening more espresso bars in residential and shopping areas.

  The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth. The Company's fiscal year ends on the Sunday closest to December 31. Prior to fiscal 1995 the Company was on a calendar year basis.

Fiscal Quarter Ended March 31, 1996 Compared to Fiscal Quarter Ended April 2,
1995

  Revenues. Revenues increased 11.1% to $2,278,581 for the fiscal quarter ended March 31, 1996 from $2,051,649 for the comparable 1995 period. Comparable store sales for the nineteen stores opened for both periods decreased 12.8%. Management attributes this decrease to its cannibalization of certain existing stores to solidify the Company's presence in certain trade areas as well record snowfalls in the Northeast. Sales for the 23 stores which were open during the first quarter of 1995 contributed to a 4.8 % decrease in revenues. Sales for the 4 stores opened since April 2, 1995 contributed 15.9% of the percentage increase in revenues..

  Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the fiscal quarter ended March 31, 1996 decreased to 63.6% from 63.9% for the comparable 1995 period. The primary components were a decrease of 3.7% in cost of goods due to the Company's ability to negotiate improved vendor pricing as a result of increased purchasing power and reduced shrinkage due to the implementation of the company's initial point of sale system. This was partiality offset by an increase in occupancy costs of 3.4% primarily due to higher occupancy expense as a percentage of revenues on certain commercial store locations.

  Store operating expenses as a percentage of revenues for the fiscal quarter ended March 31, 1996 decreased to 31.9% from 48.0% for the comparable 1995 period. The primary components were 14.7% decreases in personnel costs primarily due to more efficient staffing currently and an overstaffing of store level personnel that occurred during the comparable 1995 period due to a delay in the closing of the Company's Series C Preferred Stock Offering. Miscellaneous store expenses decreased 1.7% due to improved cost controls.

  Depreciation and amortization expenses as a percentage of revenues for the fiscal quarter ended March 31, 1996 increased to 11.6% from 9.5% for the comparable 1995 period primarily due to lower than anticipated revenues on the commercial locations opened during the fourth quarter of 1994.

   General and administrative expenses decreased to $520,969 or 22.9% of revenues, for the fiscal quarter ended March 31, 1996 compared to $581,985 or 28.4% of revenues, for the comparable 1995 period. General and administrative expenses for the comparable 1995 period included a non-recurring charge of $101,000 taken as a reserve for non-operating leases as well as $80,000 of costs related to special marketing projects (which represent expenditures in connection with certain specific promotions, which were not continued) incurred in the first quarter of 1995, without which general and administrative expenses as a percentage of revenues for the comparable 1995 period would have been approximately at 19.8% of revenues.

  Interest expense, net for the fiscal ended March 31, 1996 increased to $1,061,511 or 46.6% of revenues, from $35,288 or 1.7% for the comparable 1995 period. This increase resulted from a charge of $1,050,000 for issuance costs relating to the Company's bridge financing prior to its initial public offering.

  Net Loss. Net loss for the fiscal March 31, 1996 increased to $1,744,119 from $1,058,518 for the comparable 1995 period. Operating margins improved to a loss of 30.0% from a loss of 50.1% in the comparable 1995 period, primarily due to increased store operating income of 16.4% as a percentage of revenues, and a decrease in general and administrative expenses of 5.7% as a percentage of revenues

LIQUIDITY AND CAPITAL RESOURCES

   The Company successfully completed its initial public offering on February 1, 1996. The Company realized approximately $11,400,000 in net proceeds. The Company repaid its bank line of $3,500,000 and repurchased from an existing shareholder approximately $2,000,000 of the Company's Common Stock. The Company's primary capital requirement is for expansion of its retail operations.
Currently, all of the Company's stores are in leased facilities.   per store.
The Company currently estimates that capital expenditures through fiscal 1996 will be approximately $10,000,000.

   At March 31, 1996 the Company had working capital of $3,707,694 compared to a working capital deficit of $823,030 at December 31, 1995. This change in working capital is primarily due to the Company's completion of its initial public offering on February 1, 1996.

   The Company had net cash provided by operating activities of $151,259 for the first quarter of 1995 and net cash used in operating activities of $1,385,791 for the first quarter of 1996.

  The Company had net cash used for investing activities of $1,700,807 for the first quarter of 1995, and $234,955 for the first quarter of 1996. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

  The Company had net cash provided by financing activities of $2,055,817 for the first quarter of 1995, and $5,324,485 for the first quarter of 1996. The Company funded its growth through it's initial public offering raising approximately $11.4 Million in net proceeds.

  In December 1995 and January 1996, the Company obtained a bridge loan totaling $1,000,000 from certain individuals and financial institutions. The loan carried an interest rate of 10% and was repaid within ten days after the closing of the public offering. In connection with the loan, the Company issued to the lenders warrants to purchase 181,818 shares of its Common Stock at a price of $0.01 per share. The warrants are exercisable immediately, but the shares issued pursuant to the warrants are subject to a six month lock-up agreement.

   The Company is negotiating a commitment letter from its lender to extend its line of credit of $2,500,000 for an additional one year period.

SEASONALITY AND GENERAL ECONOMIC TRENDS

  The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, it believes based on industry experience that it would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee, acquisitions by the Company of existing espresso bars, existing and additional competition, marketing programs, weather, special or unusual events, and variations in the number of store openings. The Company has few, if any, employees at the minimum wage level and therefore believes that an increase in the minimum wage would have minimal impact on its operations and financial condition.

                          PART II - OTHER INFORMATION

                             NEW WORLD COFFEE, INC.

                                 MARCH 31, 1996


Item 1.  Legal Proceedings
                           Not applicable

Item 2.  Changes in Securities
             On February 1, 1996 the Company completed its' initial public offering selling 2,500,000 shares of Common Stock at $5.50 per share.

Item 3 .  Defaults upon Senior Securities
             Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
             Not applicable

Item 5.  Other Information
             Not applicable

Item 6.  Exhibits and Reports on Form 8-K
             (b)  Reports on Form 8-k
                  No reports on Form 8-K were filed during the quarter ended March 31, 1996



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                             NEW WORLD COFFEE, INC.


Date:      By:  _______________________________________
                 R. Ramin Kamfar - Co-President & Co-CEO

Date:      By:  _______________________________________
                 Jerold E. Novack - Vice President-Finance