Form 10KSB
period 1995-12-31
NEW WORLD COFFEE INC
filed 1996-06-21
CIK 949373

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                  FORM 10-KSB



[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                             COMMISSION FILE NUMBER

                             NEW WORLD COFFEE, INC.
                             ----------------------
                (NAME OF SMALL BUSINESS ISSUER IN IT'S CHARTER)

          DELAWARE                                            13-3690261
- --------------------------------------------            ----------------
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

379 WEST BROADWAY 4TH FLOOR
NEW YORK, NY                                            10012
- --------------------------------------------            -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (212) 343-0552
                                 --------------
                          (ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                        NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                 WHICH REGISTERED
  ------------------------                              ----------------

COMMON STOCK, $ .001 PAR VALUE                          NASDAQ
- ------------------------------                          ------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE EXCHANGE ACT:  NONE

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X             NO
       ------          ------

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILES IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENTS OF THIS FORM 10-KSB. [X]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.    $9,572,019
                                                            ----------

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES PER THE CLOSING STOCK PRICE OF APRIL 30, 1996 IS $17,119,038.
                                         ------------

AS OF MAY 8, 1996, 4,501,979 SHARE OF COMMON STOCK OF THE ISSUER WERE
OUTSTANDING.

                       ITEM 1.    DESCRIPTION OF BUSINESS

  New World Coffee owns and operates 27 espresso bars, including 20 in New York City, 2 in New Jersey and 5 in Pennsylvania, making the Company one of the largest specialty coffee retailers based in the northeastern United States. New World Coffee's objective is to become a leading high quality specialty coffee retailer in each market in which it operates.

  The Company seeks to differentiate its concept and build strong brand recognition by creating what it believes are sophisticated and inviting espresso bars that serve as neighborhood gathering places, offering high quality freshly roasted coffee beans, coffee beverages and a select assortment of light food items. The Company believes that this strategy along with enthusiastic and friendly customer service creates a loyal customer base. New World Coffee stores are in high traffic locations, consistent with the Company's strategy of developing a substantial repeat client base. The Company's stores vary in size from 125 to 1,325 retail square feet, and the Company anticipates that future stores will average from 1,200 to 2,000 retail square feet.

  New World Coffee opened its first espresso bar in February 1993. The Company's expansion strategy is to open new stores or acquire existing specialty coffee retailers in geographic regions where it has existing stores, and to expand into new geographic regions (through new store openings or acquisitions) where it believes it can become one of the dominant specialty coffee retailers. Under an agreement with Saks signed in November 1994, the Company has an exclusive right of first refusal to open espresso bars throughout the Saks Fifth Avenue department store chain and currently has espresso bars located in two Saks Fifth Avenue stores.

  The Company has a supply agreement with a specialty coffee roaster located in Connecticut which has sourced, roasted and blended the Company's coffee since the opening of the first New World Coffee espresso bar. Green coffee beans for New World Coffee's more than 20 varietals and blends are purchased from coffee producing regions throughout the world and roasted in small batches according to the Company's standards. All green coffee purchased for the Company is of various arabica species, which is of a higher quality than the robusta species of coffee beans typically found in supermarket coffees.

New World Coffee is a Delaware corporation and was organized in November 1992.

INDUSTRY OVERVIEW

  The U.S. coffee market has broad and deep demographics. The U.S. coffee market consists of two distinct product categories: (i) commercial ground roast, mass-merchandised coffee, which includes brands such as Folgers and Maxwell House and
(ii) specialty coffees, which include gourmet coffees (arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass marketed by the leading coffee companies).

  The Company believes that the market for specialty coffee is large, growing and fragmented. The gourmet coffee segment of the industry has experienced strong growth over the past decade.

The Company believes that several factors have contributed to the increase in demand for gourmet coffee including:

 . greater consumer awareness of gourmet coffee as a result of its increasing availability

 . increasing demand for all premium food products, including gourmet coffee, where the differential in price from the commercial brands is small compared to the improvement in product quality and taste

 . increased shelf life due to improvements in packaging techniques such as the one-way valve bag and brick pack

 . ease of preparation of gourmet coffees resulting from the increased use of automatic drip coffee makers and home espresso machines

 .  the decline in alcoholic beverage consumption

BUSINESS STRATEGY

  The goal of New World Coffee is to become a leading high quality specialty coffee retailer in each market in which it operates. Each element of the Company's strategy is designed to differentiate and reinforce New World Coffee's brand identity, to engender a high degree of customer loyalty and to position the Company as a leading specialty coffee retailer. The key elements of this strategy include:

  Sophisticated and Inviting Environment. New World Coffee's espresso bars are designed to be more sophisticated than those of its competitors while creating an inviting atmosphere through the use of natural wood, earth tones, bronze accents and warm lighting. The Company believes these elements help create its brand image and establish it as a desirable high quality tenant. New World Coffee's espresso bar design has won five design awards and, management believes, in conjunction with the Company's quality brand image, provides a significant advantage in competing both for the repeat coffee consumer and for prime retail space.

  High Quality, Guaranteed Fresh Roasted Coffee. The Company pursues a strategy of delivering high quality, guaranteed freshly roasted coffee to its customers. New World Coffee, through its supplier, selects high quality arabica beans from throughout the world which are then roasted by hand in small batches to ensure a peak roasted product. Coffee is delivered to each New World Coffee location generally within 24 hours of roasting, enabling the Company to guarantee the freshness of coffee sold in its stores. Any coffee not sold within ten days of roasting is donated to charity. The Company believes this guaranteed freshness strategy distinguishes New World Coffee from its competitors, many of whom rely on valve-packing or vacuum-packing to preserve freshness.

  Superior Customer Service. The friendliness, speed and consistency of the service and the coffee knowledge of New World Coffee's employees is critical to developing the Company's quality brand identity and to building a loyal customer base. To this end, the Company places strong emphasis on identifying, hiring and retaining employees, invests substantial resources in training them in customer service, sales skills, the knowledge of coffee and coffee beverage preparation.

   Branded Marketing. The Company's marketing strategy is to differentiate its concept based upon its high quality and inviting image to establish its espresso bars as neighborhood gathering places. The Company implements this strategy by promoting the distinctive qualities of New World Coffee products, educating consumers about New World Coffee's offering of various coffees and roasts, seeking to deliver enthusiastic customer service and sponsoring local and regional marketing events. New World Coffee believes that these activities generate trial and repeat purchases by reinforcing positive experiences with the Company's products.

  Rapid Expansion. The Company's retail growth strategy is to rapidly expand its retail store base in both existing and new markets in order to secure a leading presence in each of its markets and to enhance its brand awareness. The Company intends to open additional stores in the greater New York metropolitan area and expand into other northeastern markets. The Company plans to implement its growth strategy by opening new stores or acquiring existing specialty coffee chains in geographic regions where it has existing stores and by expanding into targeted new geographic regions, through acquisitions or new store openings, where it believes it can quickly become one of the dominant specialty coffee retailers.

  Complementary Retail Alliances. New World Coffee has entered into an agreement with Saks & Company ("Saks") the operators of the Saks Fifth Avenue department store chain, that provides the Company with the exclusive right of first refusal to develop espresso bars throughout the Saks chain. The Company's strategy is to pursue other such alliances with complementary multi-site retailers to enable it to accelerate its site and brand development.

COFFEE

  New World Coffee is committed to producing only the finest freshly roasted coffees. To achieve this goal, the Company purchases its coffee through an agreement with Willoughby's Coffee and Tea, ("Willoughby's"), a specialty coffee roaster located in Connecticut. New World Coffee offers, over the course of any given year, a revolving selection of coffees that can include any of its more than 20 types of regular and decaffeinated whole bean coffees, including blends and varietals. Rotating its coffee selection allows the Company to provide its customers with a wider variety of coffees and with certain coffees which are available only on a seasonal basis. The Company typically offers up to 16 varietals and 2 blends at any one time.

  Sourcing. The Company, through Willoughby's purchases more than 20 varieties of high quality coffees on the basis of quality, taste and price. In any given month, the Company may purchase up to 16 different types of coffee. Willoughby's, which was founded in 1985, has long-standing relationships with coffee brokers, importers and growers worldwide, providing the Company with access to the highest quality beans available. New World Coffee purchases only arabica coffees, and believes that the arabica beans it purchases are the best available from each producing region. Willoughby's contracts for future delivery of green coffees for the Company's account to help ensure adequacy of supply, and typically maintains a minimum 18-20 week supply of each variety of whole beans then available.

  The Company's contract with Willoughby's is of indefinite duration and is cancelable by either party with nine months prior written notice. Willoughby's has agreed to ship roasted coffee to the Company within 24 hours of roasting. Under the terms of the contract, Willoughby's is prohibited from selling its coffee to any other specialty coffee firm in New York City, and the Company is obligated to purchase all of the coffee for its New York City stores from Willoughby's. The price New World Coffee pays for roasted coffee varies based on Willoughby's cost to purchase green coffee.

  Roasting, Packaging, and Distribution. New World Coffee combines its purchase of high-quality beans with its exacting roasting methods to produce what the Company believes are rich, flavorful coffees at their peak of flavor. Master roasters roast each coffee in small batches, adjusting the roast for the coffee's type and growing conditions. These roasting methods are costlier than most other methods because the longer roasting process results in a higher level of moisture loss and lower coffee yield.

  New World Coffee is committed to serving its customers coffees that are freshly roasted, because roasted coffee is a highly perishable product that grows stale and loses flavor rapidly. The Company believes that its freshly roasted product is superior to product offerings which use valve-lock packaging to preserve freshness. The Company's coffee is delivered to its espresso bars generally within 24 hours of roasting to enable the Company to guarantee the freshness of every coffee sold in its stores. All coffees are currently distributed from roasting facilities in Branford, Connecticut to each store via common carrier.

  New World Coffee believes that its roaster's current facility has sufficient capacity for the Company's planned expansion within the next 12 months. The Company will continue to assess its roasting and distribution capacity in light of its planned expansion and its commitment to provide guaranteed fresh roasted product to all its locations, which it believes is an effective competitive advantage.

ESPRESSO BARS

  The Company operates 27 espresso bars, including 20 in New York City, two in New Jersey and five in Pennsylvania. New World Coffee stores feature an award-winning decor and are designed to have a sophisticated and inviting appearance through the use of natural wood, earth tone coloring, bronze accents and warm lighting. All stores are configured to accommodate a high volume of traffic and also offer seating. Stores vary in size from approximately 125 to 1,325 retail square feet. The Company expects that future stores will average from 1,200 to 2,000 retail square feet.

  New World Coffee offers a wide variety of high quality beverages to appeal to all types of consumers. The customer has the option to order coffee and espresso beverages hot or on ice. New World Coffee's beverages include the following:

   Coffees. New World Coffee offers, over the course of any given year, more than 20 varietals and blends of fresh roasted coffee from coffee producing countries around the world. Regular and decaffeinated "Coffees of the Day" are fresh brewed daily with strict brewing and freshness standards. New World Coffee has developed blends that include New World Blend, New World Decaf Blend, Holiday Blend and Summertime Blend. Each blend has been developed to fit a particular consumer need: New World Blend to drink any time of the day; Holiday Blend to complement richer wintery foods; and Summertime Blend to be consumed either iced or hot to complement lighter, warm weather foods.

   Specialty Coffee and Espresso Drinks. New World Coffee offers a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, caffe mocha and espresso machiato. All espresso based drinks are prepared to order which the Company believes ensures quality and consistency. New World Coffee uses high quality ingredients and condiments such as Ghirardelli chocolate and all natural Torani syrups. In June 1995, the Company introduced the New World Freezer, an iced coffee and milk "slush" drink as a seasonal offering.

   Freshly Squeezed Juices and Teas. New World Coffee offers freshly squeezed orange and grapefruit juices and lemonade. The tea menu includes a selection of black, herbal and fruit teas, with one selection offered as the fresh brewed "Iced Tea of the Day."

   New World Coffee espresso bars also serve a select offering of light food items for breakfast (bagels, croissants, pastries), lunch (light sandwiches and fresh salads) and dessert items (pastries and cakes). Management is consistently working with its suppliers to develop a selection of food items which will complement beverage sales.

  New World Coffee stores also sell, over the course of any given year, more than 20 different selections of varietals and blends of roasted whole bean coffee. Although a negligible part of sales, the Company's espresso bars also carry selected coffee related merchandise items. For the 12-month period ended December 31, 1995, the Company's retail sales mix was 62% beverages, 33% food items and 5% whole beans.

  New World Coffee prices its coffees competitively with the prevailing high-end coffee prices in each of its markets which the Company believes reflects the high quality of the Company's coffees and its high level of customer service. Prices range from $0.80 for regular brewed tea to $4.48 for the most expensive espresso beverages. Whole bean coffee prices range from $8.40 to $11.95 per pound.

  For the fiscal year ended December 31, 1995, the Company's average cost to open a store was approximately $250,000, including all leasehold improvements, equipment and beginning inventory, as well as all expenses for the store design, site selection, lease negotiation, construction supervision and permitting. The Company's stores open for the fiscal year ended December 31, 1995 achieved average sales per store during the period of approximately $401,000.

SITE SELECTION AND ESPRESSO BAR LOCATIONS

  New World Coffee's site selection strategy is to open espresso bars in high-traffic, high-visibility locations in each of its target markets, primarily in residential and shopping areas. The Company's experience has been that espresso bars in residential and shopping areas generally offer more attractive economics as they typically are open up to 14 hours a day, seven days a week and attract customers throughout the day, including commuters, families and an evening dessert crowd. Residential sites are evaluated based upon the demographics of the neighborhood, existing traffic patterns and the proximity of other destination retailers and potential competitors.

   The Company currently has two espresso bars in Saks Fifth Avenue department stores. Under terms of its agreement with Saks, the Company pays a variable license fee based upon the level of sales of each espresso bar. This agreement extends until November 1997 but may be canceled by either party with 60 days prior written notice. During the term of the agreement, the Company has an exclusive right of first refusal to open espresso bars throughout the Saks chain. The Company's strategy is to pursue other such alliances with complementary multi-site retailers which the Company believes will enable it to accelerate its site development.

  The Company believes that the training and knowledge of its employees and the consistency and quality of the service they deliver are central to the Company's success. Management believes that an employee oriented culture creates a sense of personal responsibility among all employees, and pride in the Company's products, resulting in a higher level of customer service.

  Once hired, espresso bar employees undergo training in coffee knowledge, beverage preparation and customer service and sales skills. This training includes written training materials, lectures, observation and simulation exercises. The final stage of training is in-store training where employees work for a one week period implementing their newly learned skills. Retail store managers receive additional training in advanced coffee knowledge, communication skills and performance appraisal techniques. The Company encourages its management and employees to educate customers about the qualitative aspects of coffee and the differences among each of the Company's blends, as well as the differences between the Company's coffees and those offered by others.

  New World Coffee seeks to attract and retain qualified personnel by offering an attractive package of compensation, benefits and career growth potential. The Company's incentive compensation system rewards employees for high quality service and productivity from a store-level bonus pool. The Company's benefits package includes medical coverage for full-time and qualifying part-time workers. In addition, as a rapidly growing business, New World Coffee is able to offer career advancement opportunities and incentive stock options to all management personnel. The Company has not experienced any material difficulties in retaining qualified personnel.

STORE OPERATIONS

  The typical New World Coffee store is staffed with one manager, two assistant managers and between 10-15 hourly employees, many of whom work part-time. The hours for each store are established based on location and customer demand, but typically are from 7:00 a.m. to 9:00 p.m. or later in residential locations and from 7:00 am. to 6:00 p.m. in commercial locations. The store managers are overseen by a district manager, who is responsible for supervising the operations of up to 15 stores and who reports to a regional manager.

COMPETITION

  The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. Both the Company's whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of quality and convenience and, to a lesser extent, on price.

  The Company competes for beverages and whole bean coffee sales with franchise operators and locally owned specialty coffee stores in the United States. There are a number of competing specialty coffee retailers, such as: Starbucks Corporation, a Seattle-based operator of gourmet coffee stores, with more than 800 locations; Timothy's Coffees of the World, Inc., a Toronto-based franchiser, with approximately 70 locations; and Pasqua's, Inc., a San Francisco-based operator, with approximately 50 locations. In addition, in virtually every major metropolitan area in which New World Coffee operates or expects to enter, local or regional competitors already exist.



                       ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

  New World Coffee leases approximately 5,650 square feet for administrative offices and training facilities in New York, New York. As of the date of this 10-KSB filing, New World Coffee operates a total of 27 retail stores all of which are located in leased premises and has executed four leases for future espresso bars.

NEW WORLD COFFEE STORE LOCATIONS AND SIGNED LEASES

                                                                                      APPROXIMATE RETAIL
                                                                                      ------------------
                 STORE                        LOCATION             DATE OPENED          SQUARE FOOTAGE
                 -----                        --------             -----------          --------------
Sixth Avenue at 10th Street               New York, NY                         02/93                 275
Third Avenue at 67th Street               New York, NY                         07/93                 450
Madison Avenue at 47th Street             New York, NY                         09/93                 650
Broad Street at Stone Street              New York, NY                         02/94                 925
West Broadway at Spring Street            New York, NY                         03/94                 750
Bell Atlantic Tower                       Philadelphia, PA                     04/94               1,150
Trump Plaza at 62nd Street                New York, NY                         05/94                 475
Columbus Avenue at 80th Street            New York, NY                         06/94                 500
Wall Street at Water Street               New York, NY                         08/94                 450
Rittenhouse Square                        Philadelphia, PA                     08/94               1,025
Seventh  Avenue at 38th Street            New York, NY                         09/94               1,325
Third Avenue at 45th Street               New York, NY                         10/94                 450
57th Street at Lexington                  New York, NY                         10/94                 550
Saks Fifth Avenue at The Mall at Short
 Hills                                    Short Hills, NJ                      11/94                 400
Olympic Tower                             New York, NY                         11/94                 250

Third Avenue at 50th Street               New York, NY                         12/94                 625
One New York Plaza                        New York, NY                         12/94                 875
Market Street at 20th Street              Philadelphia, PA                     12/94                 475
One Broadway at Battery Place             New York, NY                         12/94                 225
Lexington Avenue at 53rd Street           New York, NY                         01/95                 625
Columbus Avenue at 72nd Street            New York, NY                         01/95                 525
Lexington at 84th Street                  New York, NY                         02/95                 450
The Shops at Liberty Place                Philadelphia, PA                     02/95                 275
Riverside Square Mall                     Bergen County, NJ                    04/95                 900
Broadway at 40th Street                   New York, NY                         06/95                 800
Saks Fifth Avenue at Franklin Mills Mall  Philadelphia, PA                     06/95                 125
Sixth Avenue at 12th Street               New York, NY                         06/95                 450
Madison Avenue at 43rd Street             New York, NY               2nd quarter 1996 (est.)         975
125 Seventh Avenue                        Brooklyn, NY               2nd quarter 1996 (est.)       1,900
Third Avenue at 90th Street               New York, NY               3rd quarter 1996 (est.)       1,500
400 Washington Street                     Hoboken, NJ                3rd quarter 1996 (est.)       1,900



                           ITEM 3. LEGAL PROCEEDINGS

  The company is not a party to any material legal proceedings.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.



               ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has been quoted on the NASDAQ National Market under the trading symbol "NWCI" since the Company commenced public trading on February 1, 1996. Prior to that date, there was no public market for the Company's Common Stock.

  The following table sets forth the high and low selling price for the Company's Common Stock for the fiscal quarter ended March 31, 1996 based on transaction data as reported by the NASDAQ National Market.

          Quarter Ended March 31, 1996        High        Low
          ----------------------------        ----        ---

          First Fiscal Quarter Commencing     $ 6.00      $ 3.00
          February 1, 1996

  On May 8, 1996 the closing price for the Company's Common Stock as reported by the NASDAQ National Market was $ 4.375 a share.

  As of May 8, 1996 there were approximately 144 holders of record on the Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

  The Company has not declared or paid any dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.

                ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

Fiscal Year Ended December 31, 1995 Compared to Fiscal Year Ended December 31, 1994

  Revenues. Revenues increased 112.2% to $9,572,019 for the fiscal year ended December 31, 1995 from $4,510,488 for the comparable 1994 period. Comparable store sales for the three stores opened for both periods decreased 16.6%. Management believes this decrease is not meaningful due to the small number of stores in the comparable store base. Incremental sales for the 19 stores which were opened at December 31, 1994 contributed 69.0 % of the percentage increase in revenues. Sales for the 8 stores opened since December 31, 1994 contributed 43.2% of the percentage increase in revenues.

  Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the fiscal year ended December 31, 1995 increased to 62.6% from 59.1% for the comparable 1994 period. The primary components were a decrease of 2.4% in cost of goods due to the Company's ability to negotiate improved vendor pricing as a result of increased purchasing power which was offset by an increase in occupancy costs of 5.9% primarily due to a large number of new store openings which carry higher occupancy expense as a percentage of revenues during their rampup period.

  Store operating expenses as a percentage of revenues for the fiscal year ended December 31, 1995 increased to 35.1% from 34.5% for the comparable 1994 period. The primary components were 0.3% increases in both personnel costs and miscellaneous store expenses due to the increase in the number of new store openings which carry higher other operating expense as a percentage of revenues during their rampup period.

  Depreciation and amortization expenses as a percentage of revenues for the fiscal year ended December 31, 1995 increased to 10.8% from 6.6% for the comparable 1994 period primarily due to an increase in the number of new store openings which carry higher depreciation expense as a percentage of revenues during their rampup period.

   General and administrative expenses increased to $1,784,257, or 18.6% of revenues, for the fiscal year ended December 31, 1995 compared to $745,543 or 16.5% of revenues, for the comparable 1994 period. General and administrative expenses included a non-recurring charge of $137,000 taken as a reserve for non-operating leases as well as $80,000 of costs related to special marketing projects (which represent expenditures in connection with certain specific promotions, which were not continued) incurred in the first quarter of 1995, without which general and administrative expenses as a percentage of revenues would have remained constant at 16.5% of revenues. The increase also reflects the addition of key personnel such as a Chief Operating Officer, Vice Presidents of Real Estate, Operations and Finance, as well as their support teams.

  Interest expense, net for the fiscal year ended December 31, 1995 increased to $297,587 or 3.1% of revenues, from $1,140 for the comparable 1994 period. This increase in interest expense resulted from bank borrowings for the construction of new stores.

  Net Loss. Net loss for the fiscal year ended December 31, 1995 increased to $2,901,557 from $755,106 for the comparable 1994 period. Operating margins decreased to a loss of 30.3% from a loss of 16.7% in the comparable 1994 period, primarily due to increased occupancy costs of 5.9% as a percentage of revenues, increased depreciation and amortization expenses of 4.2% as a percentage of revenues due to the large number of new store openings which carry higher expenses as a percentage of revenues during their rampup period and interest expense which increased to 3.1% as a percentage of revenues.


INCOME TAXES

  Net operating losses generated in fiscal 1995 and prior years will be carried forward and utilized to offset future income tax expense. The Company has a net operating loss carryforward of approximately $2,879,000 for federal income tax purposes at December 31, 1995. These net operating loss carryforwards expire on various dates through 2010. The Company's ability to utilize its net operating loss carryforwards may be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES


   The Company successfully completed its initial public offering on February 1, 1996. The Company realized approximately $11,400,000 in net proceeds. The Company repaid its bank line of $3,500,000 and repurchased from an existing shareholder approximately $2,000,000 of the Company's common stock. The Company's primary capital requirement is for expansion of its retail operations. Currently, all of the Company's stores are in leased facilities. For the fiscal year ended December 31, 1995, the cost for new stores, including leasehold improvements, equipment and inventory, averaged approximately $250,000 per store. The Company currently estimates that capital expenditures through fiscal 1996 will be approximately $10,000,000.

   Working capital requirements, in addition to those related to store expansion, include an increase related to build-up of inventory for the December holiday season. At December 31, 1995 the Company had a working capital deficit of $823,030 which was primarily caused by net losses and capital expenditures.

   The Company had net cash used in operating activities of $552,983 for fiscal 1994, and $1,027,981 for fiscal 1995. Increases in accounts payable to suppliers and deferred rent partially offset the net loss from operations.

  The Company had net cash used for investing activities of $4,007,506 for fiscal 1994, and $3,241,876 for fiscal 1995. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

  The Company had net cash provided by financing activities of $4,589,017 for fiscal 1994, and $5,020,411 for fiscal 1995. The Company had funded its growth to date, prior to the Company's initial public offering from the sale of preferred equity securities, the issuance of notes payable and periodic use of bank debt.

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



                         ITEM 7.  FINANCIAL STATEMENTS

  Information in response to this item is set forth in the Financial Statements beginning on page F-1 of this filing.



           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

None.



    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

  The directors, nominees, and executive officers of the Company, and their ages as of this date of this 10-KSB, are as follows:

           NAME                  AGE          POSITION WITH THE COMPANY
           ----                  ---          -------------------------
Gwenn M. Cagann                   37  Co-President and Co-Chief Executive
                                      Officer and Director
R. Ramin Kamfar                   32  Co-President and Co-Chief Executive
                                      Officer and Director
Sidney Laytin                     44  Executive Vice President and Chief
                                      Operating Officer
Jerold E. Novack                  40  Vice President-Finance
Bruce L. Morningstar              53  Vice President-Development
Richard J. Windisch               35  Vice President-Operations
Keith F. Barket (1)(2)            34  Director
Colleen Kramer (1)(2)             40  Director
Jack Bush                         61  Director
Steven A. Rothstein               45  Director

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

  Ms. Cagann co-founded the Company in October 1992 and has been Co-President and Co-Chief Executive Officer since August 1994. Between October 1993 and August 1994, Ms. Cagann served as President of the Company, and between June 1993 and October 1993, she served as President and Chief Executive Officer. Ms. Cagann has been a director since the founding of the Company. Between 1990 and 1992, she was Senior Product Manager at Colgate-Palmolive Company in charge of launching the Fab Ultra Laundry Detergent line for Colgate-Palmolive. Ms. Cagann has a B.S. degree in Finance and Marketing from the University of Illinois and an M.M. degree from the Kellogg Graduate School of Management at Northwestern University.

  Mr. Kamfar co-founded the Company in October 1992 and has been Co-President and Co-Chief Executive Officer since August 1994. Between October 1993 and August 1994, Mr. Kamfar served as Chief Executive Officer and Chief Financial Officer of the Company. Mr. Kamfar has been a director since the founding of the Company. Between 1988 and 1993, he worked in the Investment Banking Division of Lehman Brothers Inc., most recently as a Vice President in the firm's Private Placement Group. Prior to Lehman Brothers, Mr. Kamfar worked at First Growth (U.K.) Ltd. where he gained experience in real estate finance and development. Mr. Kamfar has a B.A. degree in

Finance from the University of Maryland and an M.B.A. degree in Finance from the Wharton School of the University of Pennsylvania.

  Mr. Laytin joined the Company as Executive Vice President and Chief Operating Officer in October 1995. From 1994 to 1995, he served as President and Chief Operating Officer of Best Health Care, Inc., a Medicaid managed care company. From 1992 to 1994, Mr. Laytin served as Vice President of Operations, and later as Senior Vice President, Orthotics and Prosthetics Division of NovaCare, Inc. Between 1989 to 1992, Mr. Laytin served as Executive Vice President and Chief Operating Officer of Moto Photo, Inc., a publicly held chain of photo processing stores. From 1985 to 1989, Mr. Laytin was employed by Pizza Hut, a division of PepsiCo Inc., most recently as Division Vice President. Prior to 1985, Mr. Laytin held various positions with Marriott Corporation and served as a management consultant with Booz, Allen & Hamilton, Inc. Mr. Laytin received a B.S. degree from the University of Maryland and an M.B.A. degree in finance from Columbia University. Mr. Laytin is a certified public accountant.

  Mr. Novack joined the Company as Vice President--Finance in June 1994. From 1991 to 1994, he served as Vice President/Controller of The Outdoor Furniture Store, Inc., a specialty retail chain. From 1988 to 1991 he served as Controller for Richmond Ceramic Tile, Inc., a retailer and distributor of ceramic tile. From 1985 to 1988, Mr. Novack served as Assistant Controller for Brooks Fashion Stores, Inc., a specialty retail chain. Prior to 1985, Mr. Novack served as Import Division Controller for Mercantile Stores Company, Inc., a department store chain. Mr. Novack has a B.S. degree in Accounting from Brooklyn College, City University of New York.

  Mr. Morningstar joined the company as Vice President-Development in March 1996. From 1994 to 1996, he served as Director of Development Northeast for Starbucks Coffee Company where he planned, developed and opened new markets in Atlanta, Richmond, Baltimore, Philadelphia, New Jersey and Boston, opening over 100 stores. From 1992 to 1994 he served as the Director of Real Estate for the Clothestime Corporation. From 1987 to 1992, Mr. Morningstar served as Director
of Real Estate for Woman's World Shops.   Prior to that time, Mr. Morningstar
held various real estate positions with Winchells Donuts, Payless Shoes and See's Candies.. Mr. Morningstar received a B.A. from Wesleyan University and J.D. from South Bay University of Law.

  Mr. Windisch joined the Company as Vice President--Operations in September 1994. From 1983 to 1994, he worked at the KFC (previously Kentucky Fried Chicken) unit of PepsiCo Inc., first as Area Manager, later as Division Operations Manager, and most recently as Director of Operations--New England Division. From 1982 to 1983, Mr. Windisch worked in Operations for Citibank N.A. Mr. Windisch has a B.B.A. degree in Marketing from the New York Institute of Technology and an M.B.A. degree in finance from Iona College.

  Mr. Barket has served as a director of the Company since June 1995. Mr. Barket is a Managing Director of Amerimar Enterprises, a real estate investment and development company based in Philadelphia. Mr. Barket has been with Amerimar since 1988 and has been involved in a variety of office, retail, residential and hotel projects. Mr. Barket received his B.A. degree from Georgetown University and received his M.B.A. degree from The Wharton School at the University of Pennsylvania. From 1984 to 1986, he worked as a senior tax accountant with Arthur Andersen & Co. in New York City.

  Ms. Kramer has served as a director of the Company since June 1995. Presently, she is a Managing Director in the Loan Syndications and Trading Group at BA Securities, Inc., where she has been employed since October 1995. From 1981 to October 1995 she served as a Managing Director in the Syndications and Placements Group at The First National Bank of Chicago. Ms. Kramer received a B.S. degree in Civil Engineering from Tufts University and an M.M. degree in Management from the Kellogg Graduate School of Management at Northwestern University.

  Mr. Bush was appointed to the Board of Directors effective upon the closing of the Company's public offering. Mr. Bush served as President and Chief Operating Officer of Michaels Stores, Inc., a retailer of crafts, from 1991 to September 1995. From 1990 to 1991, Mr. Bush served as Executive Vice President, Director of Stores of Ames Discount Department Stores, Inc. From 1985 to 1990, Mr. Bush worked for Rose's Stores, Inc., first as Senior Vice President of Operations and Stores and most recently as President and Chief Operating Officer. Prior to 1985, Mr. Bush served as Vice President Southern Zone Manager with Zayre Corporation, an operator of discount stores, and served in various positions with J.C. Penney, Inc. Mr. Bush received a B.S. degree in Business and Public Administration from the University of Missouri.

  Mr. Rothstein was appointed to the Board of Directors effective upon the closing of the Company's public offering. Mr. Rothstein has been Chairman of the Board of National Securities Corporation, a securities broker-dealer since 1995. From 1994 to 1995, Mr. Rothstein served as a Managing Director of H.
J. Meyers & Co., a securities broker-dealer. From 1992 to 1994, he served as a Managing Director of Rodman and Renshaw, a securities broker-dealer. From 1989 to 1992, he served as a Managing Director of Oppenheimer & Co., a securities broker-dealer. From 1979 to 1989, Mr. Rothstein was a limited partner of Bear Stearns & Co., a securities broker-dealer. Mr. Rothstein received an A.B. degree from Brown University, Providence, Rhode Island. Mr. Rothstein is currently a director of SigmaTron International, Inc.

  All directors currently serve for one-year terms and until their successors have been elected and qualified. Officers are elected annually and serve at the discretion of the Board. There are no family relationships between any of the directors, nominees, or executive officers of the Company.



                        ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation

The following table provides certain information concerning the compensation earned by the two individuals who served as the Company's Chief Executive Officer for services rendered in all capacities to the Company during 1994 and 1995, and any executive officers of the Company who received compensation in excess of $100,000 during 1994 or 1995 ("Named Executive Officers").

SUMMARY COMPENSATION TABLE
                                                                                                     Long Term
                                                                                                     ---------
                                                                                                   Compensation
                                                                                                   ------------
                                                   Annual Compensation                                Awards
                                                  --------------------                                ------
                                   ----------------------------------------------------  ---------------------------------

Name and Principal Position                                  Other Annual Compensation   Options   All Other Compensation
- ---------------------------------         Salary    Bonus    --------------------------  --------  -----------------------
                                         --------  --------             ($)                (#)               (#)
                                   Year    ($)       ($)                ---                ---               ---
                                   ----    ---
Gwenn M. Cagann                    1995  $80,000       ---               ---                 ---             ---
 Co-President, Co-Chief            1994  $60,000       ---               ---              43,734             ---
 Executive Officer and Director
R. Ramin Kamfar                    1995  $80,000       ---               ---                 ---             ---
 Co-President, Co-Chief            1994  $60,000       ---               ---              43,734             ---
 Executive Officer and Director
Jerold E. Novack                   1995  $82,500   $36,000            $3,000              23,323             ---
 Vice-President - Finance
Rich Windisch                      1995  $92,500   $27,000            $6,000              11,661             ---
 Vice-President - Operations

Fiscal Year-End Option Values

  The following table sets forth certain information with respect to stock options held by each of the Company's Named Executive Officers. There were no options exercised during 1995 by any of the Named Executive Officers.

                         FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT
                                       OPTIONS AT FISCAL YEAR-END (#):                             FISCAL YEAR-END ($)(1):
                                       ------------------------------                              ----------------------
NAMES                              EXERCISABLE               UNEXERCISABLE              EXERCISABLE              UNEXERCISABLE
- -----                              -----------               -------------              -----------              -------------

Gwenn M. Cagann                                21,867                     21,867                 $101,682                   $101,682
R. Ramin Kamfar                                21,867                     21,867                 $101,682                   $101,682
Jerold E. Novack                               39,983                     15,000                 $ 92,406                         --
Richard Windisch                               23,322                         --                 $ 55,972                         --

(1) On December 31, 1995, the fair market value of the Common Stock underlying the options, as determined by the Board of Directors, was $5.50 per share. The value of unexercised in-the-money options represents the difference between $5.50 and the exercise price of the options multiplied by the number of options.

EMPLOYMENT CONTRACTS

  In September 1995, the Company entered into employment agreements with Mr. Kamfar and Ms. Cagann, the Company's Co-Presidents and Co-Chief Executive Officers. The agreements expire on December 31, 1996 but are automatically renewed for an additional one year period unless either party provides notice of termination to the other party before September 30, 1996. The agreements provide for a compensation package of $112,000 per year and an annual performance bonus of 10% to 50% of the $100,000 per year base salary based on the attainment of certain corporate and individual goals. Under the terms of the agreements, Mr. Kamfar and Ms. Cagann may participate in the Company's various health, retirement and stock option plans. Pursuant to the agreements, Mr. Kamfar and Ms. Cagann have agreed to maintain the confidentiality of any confidential or proprietary information of the Company. In the event that (i) the Company terminates Mr. Kamfar's or Ms. Cagann's employment (or forces either of them to resign) without cause or (ii) Mr. Kamfar's or Ms. Cagann's employment is terminated as a result of a change in control of the Company, he or she will be paid severance compensation equal to his or her base salary from the date of termination through December 31, 1996 (or through December 31, 1997 if the employment agreement has been automatically renewed). If Mr. Kamfar or Ms. Cagann is terminated as a result of disabilities which prevent him or her from performing his or her duties, he or she shall be paid an amount equal to 75% of his or her base salary through December 31, 1996 (or December 31, 1997 if the employment agreement has been automatically renewed). Such salary will be reduced by any amounts Mr. Kamfar or Ms. Cagann receive under insurance policies carried by the Company. In the event of a termination other than for cause, a termination caused by disability or a termination as a result of a change of control, all stock options held by Mr. Kamfar or Ms. Cagann as of the date of the employment agreements will become immediately exercisable. In addition, the Company may not terminate the employment of Mr. Kamfar or Ms. Cagann unless it has relieved him or her of the obligation to guarantee the Company's indebtedness under its line of credit. For a period of one year following his or her termination, Mr. Kamfar and Ms. Cagann cannot perform services for or have an equity interest (except for an interest of less than 5% in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) that engages in the retailing of specialty coffee as its principal business.

  In October 1995, the Company entered into an employment agreement with Mr. Laytin, the Company's Chief Operating Officer. The agreement expires on March 31, 1997 but is automatically renewed for an additional one year period unless either party provides notice of termination to the other party before December 31, 1996. The agreements provide for a compensation package of $155,000 per year and an annual performance bonus of 10% to 40% of the base salary based on the attainment of certain corporate and individual goals. In addition, the agreement notes that upon completion of the Company's public offering, Mr. Laytin will be granted an option, which vests over 3 years, and upon meeting certain other criteria, to purchase 87,464 shares of the Company's Common Stock at the initial public offering price. Under the terms of the agreement, Mr. Laytin may participate in the Company's various health, retirement and stock option plans. Pursuant to the agreements, Mr. Laytin has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

  In the event that (i) the Company terminates Mr. Laytin's employment (or forces him to resign) without cause, he will be paid severance compensation equal to 3 months of his base salary. For a period of one year following his termination, Mr. Laytin cannot perform services for or have an equity interest (except for an interest of less than 5% in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) that engages in the retailing of specialty coffee as its principal business.

  In June 1995, the Company entered into an employment agreement with Mr. Novack, the Company's Vice President of Finance. The agreement expires on June 30, 1996. The agreement provides for a compensation package of $90,000 per year and an annual performance bonus of 40%. Mr. Novack may participate in the Company's various health, retirement and stock option plans.

  In June 1995, the Company entered into an employment agreement with Mr. Windisch, the Company's Vice President of Operations. The agreement expires on June 30, 1996. The agreement provides for a compensation package of $95,000 per year and an annual performance bonus of 20-40% based on the attainment of certain corporate and individual goals. Mr. Windisch may participate in the Company's various health, retirement and stock option plans.

  The foregoing employment agreements define a "change of control" as: 1) the acquisition of more than 40% of the voting stock of the Company by a single person or group; 2) a change in the majority of the Board of Directors as a result of a cash tender offer, merger, sale of assets or contested election; 3) the approval by stockholders of the Company of a merger or sale of all or substantially all of the Company's assets; 4) the closing of a transaction in which more than 50% of the Company's voting power is transferred and 5) a tender offer which results in a person or a group acquiring more than 40% of the Company. The employment agreements define a termination "for cause" as a termination based on the employee's willful dishonesty towards, fraud upon or deliberate injury to the Company and termination based upon willful material breach of the employment agreement by the employee.

INDEMNIFICATION OF DIRECTORS AND OFFICERS AND RELATED MATTERS

The Company's Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law, the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers (other than liabilities arising from acts or omissions which involve intentional misconduct, fraud or knowing violations of law or the payment of distributions in violation of Delaware General Corporation Law). The Certificate of Incorporation provides further that the Company shall indemnify to the fullest extent permitted by Delaware General Corporation Law any person made a party to an action or proceeding by reason of the fact that such person was director, officer, employee or agent or the Company. Subject to the Company's Certificate of Incorporation, the Bylaws provide that the Company shall indemnify directors and officers for all costs reasonably incurred in connection with any action, suit or proceeding in which such director or officer is made a party by virtue of his being an officer or director of the Company except where such director or officer is finally adjudged to have been derelict in the performance of his duties as such director or officer.

  The Company has not entered into indemnification agreements with any of its directors. The Company expects to enter into separate indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Company's Certificate of Incorporation and Bylaws. The indemnification agreements may require the Company, among other things, to indemnify such directors and officers against certain liabilities that may arise by reason of their status as directors and officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. The Company believes these agreements are necessary to attract and retain qualified persons as directors and officers.

  At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.


               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1996, (I) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Named Executive Officers, (iii) by each of the Company's directors and nominees, and
(iv) by all directors and executive officers as a group. The Company believes that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                             SHARES
                                          ------------  -----------
                                          BENEFICIALLY  PERCENTAGE
                                          ------------  -----------
NAME AND ADDRESS OF BENEFICIAL OWNER         OWNED
- ------------------------------------         -----
R. Ramin Kamfar(1)                             418,391         9.2%
 c/o New World Coffee, Inc.
 379 West Broadway
 New York, NY 10012

Gwenn M. Cagann(1)(2)                          313,429         6.9
 c/o New World Coffee, Inc.
 379 West Broadway
 New York, NY 10012

Ross A. MacIntyre(2)                           291,562         6.5
 164 Clinton Street
 Brooklyn Heights, NY 11201

Lutheran Brotherhood                           257,300         5.7
 625 Fourth Avenue 5th Floor
 Minneapolis, MN 55415

Jerold E. Novack(3)                             39,983  *
 c/o New World Coffee, Inc.
 379 West Broadway
 New York, NY 10012

Richard Windisch(4)                             23,322  *
 c/o New World Coffee, Inc.
 379 West Broadway
 New York, NY 10012

Keith F. Barket(5)                              31,261  *
 c/o Amerimar Enterprises
 210 West Rittenhouse Square Suite 1900
 Philadelphia, PA 19103

Colleen Kramer                                  19,624  *
 c/o BA Securities, Inc.
 231 South La Salle 7th Floor
 Chicago, IL 60697

Jack Bush                                          ---         ---
 6222 Raintree Court
 Dallas,  TX 75240

Steven A. Rothstein                             80,000         1.8
 c/o National Securities Corporation
 30 North LaSalle Suite 2601
 Chicago, IL 60602

All director and executive officers as         926,010        20.2
 a group(10) persons)(6)

- --------------------------------------------------------------------------------
*    LESS THAN 1%
(1) INCLUDES 21,867 SHARES ISSUABLE UPON EXERCISE OF OPTIONS THAT ARE CURRENTLY EXERCISABLE OR EXERCISABLE WITHIN 60 DAYS.

(2) MR. MACINTYRE AND MS. CAGANN ARE MARRIED. EACH HOLDS HIS OR HER SHARES PURSUANT TO A SEPARATE PROPERTY AGREEMENT. ACCORDINGLY, EACH DISCLAIMS BENEFICIAL OWNERSHIP OF EACH OTHER'S SHARES.
(3) INCLUDES 39,983 SHARES ISSUABLE UPON EXERCISE OF OPTIONS THAT ARE CURRENTLY EXERCISABLE OR EXERCISABLE WITHIN 60 DAYS.
(4) INCLUDES 23,322 SHARES ISSUABLE UPON EXERCISE OF OPTIONS THAT ARE CURRENTLY EXERCISABLE OR EXERCISABLE WITHIN 60 DAYS.
(5) INCLUDES 10,000 SHARES ISSUABLE UPON EXERCISE OF WARRANTS THAT ARE CURRENTLY EXERCISABLE OR EXERCISABLE WITHIN 60 DAYS.
(6) INCLUDES 117,039 SHARES ISSUABLE UPON OPTIONS OR WARRANTS THAT ARE CURRENTLY EXERCISABLE OR EXERCISABLE WITHIN 60 DAYS.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In June 1993, in connection with the formation of the Company, Mr. Kamfar and Ms. Cagann, directors, Co-Presidents and Co-Chief Executive Officers of the Company, purchased 396,524 and 291,562 shares of the Company's Common Stock, respectively, at a purchase price of $0.214 per share. In addition, Ross MacIntyre, who is married to Ms. Cagann, purchased 291,562 shares of Common Stock at a purchase price of $0.214 per share. Such shares are restricted from sale for a period of thirteen months folloing the Company's initial public offering.

  In October 1994, the Company sold 29,213 shares of Series A Preferred Stock to Jerold Novack, the Company's Vice President-Finance, as Custodian for his minor children, at a purchase price of $4.45 per share. Mr. Novack purchased 11,236 of such shares for cash and 17,977 of such shares in exchange for Mr. Novack's $80,000 promissory note bearing interest at the rate of 4.5% per annum.

  In November 1994, Ms. Cagann and Mr. Kamfar executed personal guaranties of the Company's indebtedness under its line of credit with Banco Popular de Puerto Rico. These guaranties cover the entire amount outstanding under the line for the entire term of the line and are absolute and unconditional. To secure these guaranties, Ms. Cagann and Mr. Kamfar pledged all of their shares of the Company's Common Stock.

  In April and June 1995, the Company sold 631,579 shares of its Series C Preferred Stock to certain investors, including 421,052 to Maritime Capital Partners, at a purchase price of $4.75 per share. Andrew Evans, who was then a director of the Company, is a general partner of Maritime Capital Partners. Smith Barney Inc. acted as placement agent for the private placement of certain of the shares of Series C Preferred Stock and earned an aggregate of $166,500 in commissions and expenses. Cary Sucoff, then a director of the Company, is a Senior Vice President of Smith Barney Inc.

  In July 1995, the Company entered into an agreement with Maritime Capital Partners giving the Company the right, until January 1996, to repurchase such 421,052 shares of Series C Preferred Stock (or the Common Stock into which such shares are convertible) from Maritime Capital Partners for consideration of approximately $2,000,000. In December 1995, this agreement was amended to extend the Company's repurchase right until March 31, 1996. In connection with the agreement and the amendment, the Company issued Maritime Capital Partners a warrant to purchase 87,469 shares of Common Stock at $0.017 per share and a warrant to purchase 25,000 shares of Common Stock at $0.01 per share. The Company was obligated to effect such repurchase upon the closing of an initial public offering resulting in gross proceeds to the Company (before deducting underwriting commissions and expenses) of at least $13,000,000. Accordingly, the Company repurchased these shares of Series C Preferred Stock, upon the closing of its public offering.

  In December 1995 and January 1996, the Company entered into a bridge loan transaction with group of institutional and individual lenders including several affiliates of the Company. Of the total loan amount of $1,000,000, the Company borrowed $30,000 from Keith Barket (a director of the Company), $25,000 from KFB, Inc. (a company affiliated with Keith Barket), $25,000 from Jerold Novack and $45,000 from Jerold Novack as custodian for his minor children. The loan carried an interest rate of 10% and matured on the earlier of 10 days after the closing of a public offering or June 30, 1996. In connection with the loan, the Company issued to each lender a warrant exercisable until December 31, 1998 to purchase, for $0.01 per share, a number of shares of Common Stock determined by dividing such lender's loan amount by the price per share to the public in the Company's initial public offering (5,455 for Keith Barket, 4,545 for KFB, Inc., 4,545 for Jerold Novack and 8,182 for Jerold Novack as custodian for his minor children). The warrants were exercisable immediately, but the shares issued pursuant to the warrants were subject to a six month lock-up agreement.

  All future transactions, including loans, between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

3.1  Articles of incorporation*
3.2  By-laws*
4.1  Warrant Agreement*
10   Material contracts*
11   Statement re:computation of per share earnings

* Incorporated by reference into a registration statement on Form SB-2 effective January 31, 1996

NEW WORLD COFFEE, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
TOGETHER WITH AUDITORS' REPORT

                             NEW WORLD COFFEE, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                                                                                PAGE

1.  FINANCIAL STATEMENTS

    Report of Independent Public Accountants                                                F-1

    Consolidated Balance Sheet as of December 31, 1995                                      F-2

    Consolidated Statements of Operations for the years ended December 31, 1994 and 1995    F-3

    Consolidated Statements of  Changes in the Stockholders' Deficit for the years
    ended December 31, 1994 and 1995.                                                       F-4

    Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995    F-5

    Notes to Consolidated Financial Statements                                              F-6 - F-14


                             ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New World Coffee, Inc.:

We have audited the accompanying balance sheet of New World Coffee, Inc. (a Delaware corporation) as of December 31, 1995, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New World Coffee, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1995 in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

New York, New York
April 2, 1996

                             NEW WORLD COFFEE, INC.
                             ----------------------

                                 BALANCE SHEET
                                 -------------

                               DECEMBER 31, 1995
                               -----------------

                 ASSETS                   Historical 1995   Proforma 1995
                 ------                   ---------------   -------------
                                                             (Unaudited)
CURRENT ASSETS:
 Cash                                         $   951,355     $ 6,273,358
 Receivables                                       66,570          66,570
 Inventories                                      217,439         217,439
 Prepaid expenses                                  70,000          70,000
                                              -----------     -----------
         Total current assets                   1,305,364       6,627,367

PROPERTY AND EQUIPMENT, net                     7,076,083       7,076,083

DEBT ISSUANCE COSTS                               753,627               -

DEFERRED OFFERING COSTS                           608,000               -

DEPOSITS AND OTHER ASSETS, net                    523,802         523,802
                                              -----------     -----------
         Total assets                         $10,266,876     $14,227,252
                                              ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                             $ 1,158,835     $   727,835
 Accrued expenses                                 612,348         612,348
 Accrued compensation                             299,287         299,287
 Current portion of obligations under
  capital leases                                   57,924          57,924
                                              -----------     -----------
         Total current liabilities              2,128,394       1,697,394
                                              -----------     -----------

DEFERRED RENT                                     507,432         507,432
                                              -----------     -----------

NOTES PAYABLE                                   3,500,000               -
                                              -----------     -----------

OBLIGATIONS UNDER CAPITAL LEASES                  111,939         111,939
                                              -----------     -----------

BRIDGE FINANCING                                  755,000               -
                                              -----------     -----------

COMMITMENTS (Note 6)

REDEEMABLE SERIES C PREFERRED STOCK             1,999,997               -

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
 Series A Convertible Preferred Stock,
  $.001 par value ($706,348 liquidation
  and redemption value); 300,000 shares
  authorized; 282,539 shares issued and
  outstanding (net of subscription
  receivable, Note 10)                            696,586               -


 Series B Convertible Preferred Stock;
  $.001 par value ($3,020,015
  liquidation and redemption value);
  1,000,000 shares authorized; 678,655
  shares issued and outstanding                 2,788,936               -


 Series C Convertible Preferred Stock;
  $.001 par value ($999,965 liquidation
  and redemption value); 1,000,000
  shares authorized; 210,519 shares
  issued and outstanding                          744,532               -
                                              -----------     -----------
         Total convertible redeemable
          preferred stock                       4,230,054               -
                                              -----------     -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value;
  10,000,000 shares authorized;
  1,213,725 shares issued and
  outstanding                                       1,214           4,502

 Additional paid-in capital                     1,889,744      17,516,510
 Accumulated deficit                           (4,856,898)     (5,610,525)
                                              -----------     -----------
         Total stockholders' deficit           (2,965,940)     11,910,487
                                              -----------     -----------
         Total liabilities and
          stockholders' deficit               $10,266,876     $14,227,252
                                              ===========     ===========

                             NEW WORLD COFFEE, INC.
                             ----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                 ----------------------------------------------




                                              1994                   1995
                                           ----------             -----------
REVENUES                                   $4,510,488             $ 9,572,019

COST OF SALES AND RELATED OCCUPANCY
 COSTS                                      2,662,447               5,995,396

STORE OPERATING EXPENSES                    1,557,767               3,362,490
                                           ----------             -----------
         Store operating income               290,274                 214,133

DEPRECIATION AND AMORTIZATION                 298,697               1,033,846

GENERAL AND ADMINISTRATIVE EXPENSES           745,543               1,784,257
                                           ----------             -----------
         Operating loss                      (753,966)             (2,603,970)

INTEREST EXPENSE, net of interest               1,140                 297,587
 income of $17,000 in 1995                 ----------             -----------
         Net loss                          $ (755,106)            $(2,901,557)
                                           ==========             ===========

NET LOSS PER COMMON SHARE                        (.53)                  (2.71)
                                           ==========             ===========

PRO FORMA NET LOSS PER COMMON SHARE                               $     (1.73)
                                                                  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
   Historical                               1,432,946               1,398,912
                                           ==========             ===========
       Pro forma                                                    2,187,166
                                                                  ===========

        The accompanying notes are an integral part of these statements.

                             NEW WORLD COFFEE, INC.
                             ----------------------

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 ----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                 ----------------------------------------------




                                                              Additional                      Total
                                             Common Stock       Paid-in     Accumulated   Stockholders'
                                           ----------------
                                           Shares    Amount     Capital       Deficit        Deficit
                                           ------    ------   ----------    -----------   -------------
BALANCE, December 31, 1993                1,166,247   $1,166   $  248,834   $  (312,985)    $   (62,985)

 Issuance of common stock                    47,478       48           33             -              81

 Net loss                                         -        -            -      (755,106)       (755,106)
                                          ---------  -------   ----------   -----------     -----------

BALANCE, December 31, 1994                1,213,725    1,214      248,867    (1,068,091)       (818,010)

 Warrants issued to Series C preferred
  stockholder                                     -        -      887,250      (887,250)              -


 Warrants issued in connection with
  bridge financing                                -        -      753,627             -         753,627


 Net loss                                         -        -            -    (2,901,557)     (2,901,557)
                                          ---------  -------   ----------   -----------     -----------

BALANCE, December 31, 1995                1,213,725   $1,214   $1,889,744   $(4,856,898)    $(2,965,940)
                                          =========  =======   ==========   ===========     ===========


        The accompanying notes are an integral part of these statements.

                             NEW WORLD COFFEE, INC.
                             ----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                 ----------------------------------------------

                                              1994          1995
                                           -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $  (755,106)   $(2,901,557)
 Adjustments to reconcile net loss to
  net cash used in operating activities-
     Depreciation and amortization            298,697      1,033,846
     Increase (decrease) in cash
      resulting from changes in
      operating assets and liabilities-
         Receivables                          (77,783)        11,213
         Inventories                         (111,886)       (69,492)
         Prepaid expenses                    (196,210)       136,210
         Deposits and other assets           (516,251)      (185,324)
         Accounts payable                     250,329        245,242
         Accrued expenses                     235,015        286,932
         Accrued compensation                 122,391        123,443
         Deferred rent                        197,821        291,506
                                          -----------    -----------
           Net cash used in operating
            activities                       (552,983)    (1,027,981)
                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                      (4,007,506)    (3,241,876)
                                          -----------    -----------
           Net cash used in investing
            activities                     (4,007,506)    (3,241,876)
                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of approximately $23,000               50,000              -

 Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of approximately $225,000           2,789,017              -

 Issuance of Series C Convertible
  Preferred Stock and Redeemable
  Preferred Stock, net of issuance
  costs of approximately $250,000                   -      2,744,529

 Payments of deferred offering costs                -       (177,000)
 Proceeds from issuance of notes payable    1,750,000      2,250,000
 Proceeds from bridge financing                     -        755,000
 Repayments of capital leases                       -        (52,118)
 Repayment of notes payable                         -       (500,000)
                                          -----------    -----------
           Net cash provided by
            financing activities            4,589,017      5,020,411
                                          -----------    -----------
           Net increase in cash                28,528        750,554

CASH, beginning of year                       172,273        200,801
                                          -----------    -----------

CASH, end of year                         $   200,801    $   951,355
                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for
  interest, net of amount capitalized     $     1,140    $   314,600
 Noncash investing and financing
  activities-
   Equipment acquired under capital
    leases                                     65,454        156,527
   Issuance of Series A Convertible
    Preferred Stock in exchange for a
    promissory note                            80,000              -
   Issuance of warrants in connection
    with bridge financing                           -        753,627
   Issuance of warrants to Series C
    preferred stockholder                           -        887,250

        The accompanying notes are an integral part of these statements.

                             NEW WORLD COFFEE, INC.
                             ----------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                           DECEMBER 31, 1994 AND 1995
                           --------------------------



1.  NATURE OF BUSINESS, ORGANIZATION
    AND SIGNIFICANT ACCOUNTING POLICIES
    -----------------------------------

Nature of Business and Organization
- -----------------------------------

New World Coffee, Inc. (the "Company") is incorporated in Delaware and sells freshly brewed gourmet coffees, coffee-based beverages and an assortment of light food products through retail outlets in the northeastern United States with the majority of stores located in New York City.

Change in Fiscal Year
- ---------------------

In 1995, the Company changed its year-end from a calendar year to a fiscal year ending on the Sunday nearest December 31.

Inventories
- -----------

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out method.

Property and Equipment
- ----------------------

Property and equipment are recorded at cost and include direct and incremental costs incurred in the development and construction of new stores. Indirect costs in connection with leasing new store locations are expensed as incurred. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

Leasehold improvements    8 to 15 years
Store equipment           3 to 7 years
Furniture and fixtures    5 to 7 years
Office equipment          5 years

Capitalized Interest
- --------------------

Interest on borrowed funds during the construction of new stores is capitalized.

Store Preopening Costs
- ----------------------

Certain incremental costs and expenses incurred which are directly related to new store openings (primarily payroll costs incurred prior to opening) are deferred and amortized on a straight-line basis over a twelve-month period.

Reverse Stock Split
- -------------------

In August 1995, the board of directors authorized a one for 1.714902 reverse stock split of all outstanding common stock to become effective prior to the Company's initial public offering. All shares and per share amounts reflect the effect of the reverse stock split.

Advertising, Marketing and Promotion
- ------------------------------------

Advertising, marketing and promotion expenses are charged to earnings in the period in which they are incurred. Advertising, marketing and promotion expenses were $117,503 and $209,157 for the years ended December 31, 1994 and 1995, respectively.

Store Operating Costs
- ---------------------

Store operating costs primarily consist of salaries, wages and benefits of store personnel, utilities and supplies.

Rent Expense
- ------------

Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid. The deferred rent liability of approximately $507,000 as of December 31, 1995, reflects such provision.

Net Loss Per Share
- ------------------

   Historical Net Loss Per Share
   -----------------------------

   Year Ended December 31, 1994 -- Net loss per share is computed by dividing
   ----------------------------
   net loss by the weighted average number of shares of common stock outstanding during the periods presented. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants issued during the twelve months preceding the initial filing of this offering at prices below the expected initial public offering price have been included in the Company's loss per share computation for all periods presented even though they were antidilutive. The Series A Preferred Stock, stock options and warrants issued prior to the twelve months preceding the initial filing of this offering or with exercise prices above the initial public offering price as well as Series B Preferred Stock and Series C Preferred Stock are excluded as they are antidilutive.

   Year Ended December 31, 1995 -- Net loss per share is computed by dividing
   ----------------------------
   net loss plus the excess fair value of consideration over the carrying amount of Redeemable Series C Preferred Stock by the weighted average number of shares of common stock outstanding during the period. The Weighted average shares outstanding is based upon (i) the method similar to that used to calculate historical net loss per share for the year ended December 31, 1994 discussed above for the period from January 1, 1995 to October 1, 1995 and
   (ii) Accounting Principles Board Opinion No. 15, "Earnings per share," for the period after October 1, 1995, which excludes Series A, B, and C Convertible Redeemable Preferred Stock, options and warrants as they are antidilutive.

   Proforma Net Loss Per Share - Proforma net loss per share is computed in a
   ---------------------------
   manner similar to historical net loss per share for the year ended December 31, 1995, discussed above, except for the Series A, B, and C Convertible Redeemable Preferred Stock being considered outstanding for the year.

Income Taxes
- ------------

The Company provides for federal and state income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109 ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Utilization of Estimates
- ------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
- --------------------------------

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets," which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Reclassifications
- -----------------

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

2.    PROPERTY AND EQUIPMENT
      ----------------------

Property and equipment consist of the following as of December 31, 1995:

Leasehold improvements                                   $6,345,270
Store equipment                                           1,188,504
Furniture and fixtures                                      391,138
Office equipment                                            218,699
                                                         ----------
                                                          8,143,611
Less- Accumulated depreciation and
 amortization                                             1,067,528
                                                         ----------
                                                         $7,076,083
                                                         ==========

Approximately $94,000 of capitalized interest is included in property and equipment at December 31, 1995.

3.    DEPOSITS AND OTHER ASSETS
      -------------------------

Deposits and other assets consist of the following as of December 31, 1995:

Security deposits                                        $  383,278
Store preopening costs, net of
 accumulated amortization of $266,000                        74,349
Other                                                        66,175
                                                         ----------
                                                         $  523,802
                                                         ==========

4.  PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS
    --------------------------------------------

Preferred Stock
- ---------------

During 1993, 1994 and 1995, the Company issued Series A Preferred Stock ("Series A"), Series B Preferred Stock ("Series B") and Series C Preferred Stock ("Series C," including the redeemable portion), at $2.50, $4.45, and $4.75 per share, respectively (collectively referred to as "Preferred Stock"). All of these shares were converted into common shares at the closing of the Company's initial public offering or redeemed in February 1996 (Note 11). The principal terms of the Preferred Stock were as follows:

      Redemption - In the event of a transaction or series of transactions in
      ----------
      which more than 50% of the voting power is transferred, the holders of the Series A, Series B and Series C had the option of redeeming their shares at a redemption price of $2.50, $4.45 and $4.75 per share, respectively. Accordingly, all of these shares are classified outside stockholders' equity. To differentiate between those shares which were automatically converted into Common Stock and the Series C Preferred Stock which were repurchased upon the consummation of the firm commitment underwritten offering, the former is referred to as Convertible Redeemable Preferred Stock and the latter as Redeemable Preferred Stock.

      Liquidation Preference - In the event of a liquidation of the Company, the
      ----------------------
      holders of the Series A, Series B and Series C were entitled to receive $2.50, $4.45 and $4.75 per share, respectively, plus a further amount per share equal to dividends, if any, then declared but unpaid.

      Dividends
      ---------

      The holders of the Series A, Series B and Series C were entitled to receive annual dividends at the rate of $.25, $.44 and $.47 per share, respectively, which were noncumulative. The Company would not have paid dividends to the common stockholders unless a dividend had been declared and paid for all shares of the

      Preferred Stock. No dividends have been declared on the Preferred Stock or the common stock as of December 31, 1994 and 1995.

      Voting Rights
      -------------

      The holders of the Preferred Stock and common stock vote together as a single class on all matters to come before the shareholders for approval, except for the authorization of a class of stock senior to the Preferred Stock with respect to dividends or distribution of assets on liquidation, which required the approval of a majority of the holders of the Preferred Stock.

      Other
      -----

      In connection with the offering of Series A and Series B shares, the Company issued 47,478 shares of common stock and warrants to purchase 52,101 shares of common stock. In connection with the Series B offering, 23,739 shares of common stock and 23,739 warrants to purchase common stock were issued to a member of the Company's board of directors.

   Convertible Redeemable Preferred Stock
   --------------------------------------

   The number of common shares which were issued upon conversion, excluding Redeemable Preferred Stock (see below), were as follows:


                          Common Stock
                           Into Which
            Outstanding  Shares Convert
            -----------  --------------
Series A        282,539         169,795
Series B        678,655         464,618
Series C        210,519         153,841

   The holders of the Preferred Stock had the right, at any time, to convert such shares into common stock. Under the terms of conversion, the Preferred Stock shares automatically convert into common stock upon the consummation of a firm commitment underwritten offering of the Company's common stock to the public at an aggregate offering price of at least $7,500,000 and automatically convert into common stock at such time as less than 30% of the issued shares of Preferred Stock remain outstanding.

   As of December 31, 1995, the Company had reserved 300,000, 1,000,000 and 1,000,000 shares of common stock for issuance upon the conversion of the Series A, Series B and Series C, respectively.

   Redeemable Preferred Stock
   --------------------------

   On July 21, 1995, the Company entered into an agreement with a Series C preferred stockholder to purchase all the Preferred Stock and common stock, if such preferred stockholder exercised his conversion rights, for $1,999,997 in cash and a warrant to purchase 87,469 shares of common stock at an exercise price of $.017 per share. Such warrant can either be exercised or converted and terminates in July 2000. The terms of this agreement also provided for the preferred stockholder to resign from the board of directors of the Company, to eliminate the right of Series C preferred stockholders to elect a member of the board of directors and not to acquire shares of common stock during the term of the agreement other than through exercise of the warrant discussed herein. The Company had the right to effect the repurchase discussed herein at any time through January 4, 1996. On December 29, 1995, the agreement was amended to extend the repurchase right until March 31, 1996. In connection with the amendment, the Company issued an additional warrant to purchase 25,000 shares at an exercise price of $0.01 per share. Under the terms of the agreement, as amended, the Company repurchased the stock at the closing of the Company's initial public offering in February 1996 (Note 11). The fair market value of the warrants issued in connection with the July 21, 1995 and December 29, 1995 agreements has been reflected in stockholders' deficit as an increase in additional paid-in capital and accumulated deficit and is included in the calculation of net loss per share.

Stock Options
- -------------

The Company's 1994 Stock Plan (the "1994 Plan") provides for the granting to employees of incentive stock options and, for the granting to employees and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1994 Plan will terminate automatically in August 2004. The board of directors has the authority to amend, suspend or terminate the 1994 Plan, subject to any required stockholder approval under applicable law, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the 1994 Plan.

Changes in options under this plan, expressed in number of shares, are as follows:

                                          Number
                                            of        Option
                                          Shares      Price
                                          ------      ------
Options outstanding, December 31, 1993       -         $  -
 Granted                                  112,739     .77 -  .84
                                          -------
Options outstanding, December 31, 1994    112,739     .77 -  .84
 Granted                                   90,011    2.00 - 3.39
                                          -------
Options outstanding, December 31, 1995    202,750     .77 - 3.39
                                          =======

Options generally become exercisable in ratable installments over a four-year period. A total of 262,405 shares of common stock are currently reserved for issuance pursuant to the 1994 Plan. There were 149,666 and 177,124 shares available for grant under the 1994 Plan at December 31, 1994 and 1995, respectively. Options exercisable as of December 31, 1994 and 1995 were 29,156 and 56,854, respectively.

The Company's 1995 Directors' Stock Option Plan (the "Director's Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders in August 1995. A total of 58,312 shares of common stock has been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company. No options were granted under the Directors' Option Plan in 1995.

Warrants
- --------

In addition to the warrants discussed above and in Note 9, the Company has 95,142 warrants outstanding. These warrants have exercise prices ranging from $.02 - $8.15 per share and have a term ranging from 5 to 7 years. Such warrants were issued in connection with debt and equity financings and certain other services.

5.    INCOME TAXES
      ------------

A summary of the significant components of deferred tax liabilities (assets) is as follows:

Fixed assets                      $  (137,000)
Store preopening costs                 33,000
Accrued expenses                     (121,000)
Deferred rent                        (215,000)
Operating loss carryforwards       (1,267,000)
                                  -----------
     Gross deferred tax assets     (1,707,000)
Valuation allowance                 1,707,000
                                  -----------
     Net deferred taxes           $      -
                                  ===========

The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. The change in the valuation allowance during 1995 was an increase of approximately $1,343,000.

At December 31, 1995, the Company had net operating loss carryforwards of approximately $2,879,000. These net operating loss carryforwards expire on various dates through 2010. The Company's ability to utilize its net operating loss carryforwards may be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended.

6.  COMMITMENTS
    -----------

Operating Leases
- ----------------

The Company leases office and retail space under various noncancelable operating leases. Property leases normally require payment of a minimum annual rental plus a pro rata share of certain landlord operating expenses.

As of December 31, 1995, approximate future minimum rental payments under noncancelable operating leases for the next five years and the period thereafter are as follows:

Year ending:
 1996            $ 2,196,130
 1997              2,232,300
 1998              2,258,233
 1999              2,146,851
 2000              2,221,381
 Thereafter       12,687,525
                 -----------
                 $23,742,420
                 ===========

Rent expense under operating leases was approximately $816,000 and $2,128,000 for the years ended December 31, 1994 and 1995, respectively.

Supplier Agreement
- ------------------

The Company has an exclusive supply agreement with its sole supplier of green coffee, whereby it enters into fixed price purchase commitments for a portion of its green coffee requirements. At December 31, 1995, the Company was committed to purchase approximately $100,000 of green coffee.

Employment Agreements
- ---------------------

The Company has entered into employment agreements with six officers of the Company expiring in various years through 1997. Minimum base salaries and bonuses for the term of these employment agreements total approximately $920,000. Subsequent to year end, an officer of the Company received options to purchase 87,464 shares of the Company's common stock, which vest over three years and upon meeting certain other criteria.

7.  LINE OF CREDIT
    --------------

During 1995, the Company had a line of credit ("the Line") with a bank which permitted the Company to borrow up to a maximum of $3,500,000. On October 3, 1995, the Company entered into a commitment letter to renew its existing $3.5 million revolving line of credit, which expires on January 31, 1996. Borrowings under the line bear interest at prime (8.5% at December 31, 1995) plus 3.5% and are secured by all the assets of the Company, including proceeds from the Company's initial public offering, and is guaranteed by the Company's co-presidents and the co-chief executive officers, who are also principal shareholders of the Company. Amounts borrowed under the Line were payable upon demand. The Company is subject to certain financial and other covenants including interest coverage ratio, net worth levels and quarterly profitability. The Company was in violation of certain of its financial covenants for the twelve months ended December 31, 1995. The Company has received a waiver from its bank through February 15, 1996 with respect to these covenant violations. The amount outstanding on the Line as of December 31, 1995 was $3,500,000 and was repaid with proceeds from the Company's initial public offering (Note 11) in February 1996.

8.  KEY PERSON LIFE INSURANCE
    -------------------------

The Company maintains life insurance totaling $3,500,000 for its co-chief executive officers and co-presidents in which it is the beneficiary.

9.  BRIDGE FINANCING
    ----------------

In December 1995 and January 1996, the Company received $1,000,000 in bridge financing from a group of lenders, which included $200,000 from certain related parties. This borrowing bore interest at 10% and was due on the earlier of ten days following the Company's initial public offering or June 30, 1996. In conjunction with this bridge financing, the Company issued warrants to purchase 181,818 shares of common stock at an exercise price of $.01 per warrant. As of December 31, 1995, the Company has received $755,000 of this bridge financing and has recorded approximately $754,000 as debt issuance costs, representing the value of the warrants issued, valued at the per share initial public offering price less the exercise price. Immediately following the Company's initial public offering, in February 1996, the $1,000,000 in bridge financing was repaid with the related proceeds and, accordingly, this has been classified outside current liabilities.

10.  STOCK SUBSCRIPTION NOTE RECEIVABLE
     ----------------------------------

In October 1994, an officer of the Company purchased 29,213 shares of Series A for cash and a promissory note totaling $80,000. The promissory note matures on October 15, 1996 and bears interest at 4.5% per annum. The shares of Series A issued have been pledged as collateral.

11.  SUBSEQUENT EVENTS
     -----------------

In February 1996, the Company completed its Initial Public Offering ("IPO") of 2,500,000 shares of common stock (par value $.01) at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11.4 million. A portion of the proceeds was used to repay the outstanding balance under the Company's line of credit agreement ($3,500,000), the bridge financing ($1,000,000) and the redeemable Series C Preferred Stock ($1,999,997). Also, in connection with the IPO, the Preferred Stock was converted into common stock of the Company or redeemed.

12.  UNAUDITED PROFORMA INFORMATION
     ------------------------------

The pro forma balance sheet at December 31, 1995 reflects the Company's IPO discussed above (Note 11).