Form 10QSB
period 1996-06-30
NEW WORLD COFFEE INC
filed 1996-08-14
CIK 949373

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________



                                  FORM 10-QSB





[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934



                             COMMISSION FILE NUMBER


                             NEW WORLD COFFEE, INC.
                             ----------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              13-3690261
- ---------------------------------                            -------------------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


                          379 WEST BROADWAY 4TH FLOOR
                          NEW YORK,  NY  10012
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

YES    X             NO
       -----              ---


AS OF AUGUST 5, 1996, 4,760,961 SHARES OF COMMON STOCK OF THE ISSUER WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE);


YES              NO   X
    -----             ---

                            NEW WORLD COFFEE, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                 JUNE 30, 1996

                                     INDEX


                                                                            PAGE
                                                                            ----


1.    FINANCIAL STATEMENTS

      Condensed  Balance Sheet as of June 30, 1996                          3

      Condensed Statements of Operations for the three months
      and year to date ended June 30, 1996 and July 2, 1995                 4

      Condensed  Statements of Cash Flows for the year to date ended
      June 30, 1996 and July 2, 1995                                        5

      Notes to  Financial Statements                                        6


2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND       7
      RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND YEAR TO DATE
      ENDED JUNE 30, 1996

      Other Information                                                     10

      Signatures                                                            10

                             NEW WORLD COFFEE, INC.
                             ----------------------

                                 BALANCE SHEET
                                 -------------


                                                 June 30             Dec 31
                 ASSETS                           1996                1995
              ------------                     -----------         -----------
                                               (unaudited)
CURRENT ASSETS:
 Cash                                         $ 6,055,421         $   951,355
  Receivables                                     122,909              66,570
  Inventories                                     324,268             217,439
  Prepaid expenses                                278,927              70,000
                                              -----------         -----------
   Total current assets                         6,781,525           1,305,364

PROPERTY AND EQUIPMENT, net                     6,708,874           7,076,083
DEBT ISSUANCE COSTS                                     -             753,627
GOODWILL                                          496,000                   -
DEFERRED OFFERING COSTS                                 -             608,000
DEPOSITS AND OTHER ASSETS, net                    793,334             523,802
                                              -----------         -----------
   Total assets                               $14,779,733         $10,266,876
                                              ===========         ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                          $   533,959         $ 1,158,835
    Accrued expenses                              630,499             612,348
    Accrued compensation                           59,627             299,287
    Current portion of obligations
     under capital leases                         224,567              57,924
    Current portion of Notes Payable              192,500                   -
                                              -----------         -----------
    Total current liabilities                   1,641,152           2,128,394
DEFERRED RENT                                     629,836             507,432
NOTES PAYABLE                                     577,500           3,500,000
OBLIGATIONS UNDER CAPITAL LEASES                  537,502             111,939
BRIDGE FINANCING                                        -             755,000
CONVERTIBLE REDEEMABLE PREFERRED STOCK                  -           6,230,051
STOCKHOLDERS' EQUITY (DEFICIT):
    Convertible Preferred Stock,
     Series A , $.001 par value,
     5,000,000 shares authorized, 375
     issued and outstanding                             -                   -
    Common Stock, $.001 par value;
     10,000,000 shares authorized;
     4,722,848 and 1,213,725 shares
     issued and outstanding at June
     30, 1996 and December 31, 1995,
     respectively                                   4,723               1,214
 Additional paid-in capital                    20,587,321           1,889,744
 Accumulated deficit                           (9,198,301)         (4,856,898)
                                              -----------         -----------
   Total stockholders' equity (deficit)        11,393,743          (2,965,940)
                                              -----------         -----------
   Total liabilities and stockholders'        $14,779,733         $10,266,876
    equity                                    ===========         ===========

                             NEW WORLD COFFEE, INC.
                             ----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

   FOR THE THREE MONTHS AND YEAR TO DATE ENDED JUNE 30, 1996 AND JULY 2, 1995
   --------------------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                               Three Months Ended                    Year to Date Ended
                                                            June 30,           July 2,             June 30,         July 2,
                                                             1996               1995                1996              1995
                                                          -----------         ----------       -----------       -----------
          Revenues                                        $ 2,628,577         $2,417,382       $ 4,907,158       $ 4,469,031

          Cost of sales and related occupancy costs         1,560,216          1,530,995         3,009,429         2,842,946

          Store operating expenses                            855,739            745,042         1,582,072         1,729,483
                                                          -----------         ----------       -----------       -----------
                   STORE OPERATING INCOME                     212,622            141,345           315,657          (103,398)

          Depreciation and amortization                       282,636            244,825           547,310           441,327

          General and administrative expenses                 758,298            297,869         1,279,267           879,854
          Provision for store closings and
            reorganization costs                            1,800,000                  -         1,800,000                 -
                                                          -----------         ----------       -----------       -----------
                   OPERATING LOSS                          (2,628,312)          (401,349)       (3,310,920)       (1,424,579)

          Interest income (expense), net                       31,028            (56,989)           19,517           (92,277)

          Write-off of debt issuance cost                           -                  -        (1,050,000)                -
                                                          -----------         ----------       -----------       -----------
                   NET LOSS                               $(2,597,284)        $ (458,338)      $(4,341,403)      $(1,516,856)
                                                          ===========         ==========       ===========       ===========

          NET LOSS PER COMMON SHARE                             $(.57)             $(.32)           $(1.06)           $(1.04)
                                                          ===========         ==========       ===========       ===========
          WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING                        4,522,716          1,460,642         4,086,523         1,460,642
                                                          ===========         ==========       ===========       ===========

                             NEW WORLD COFFEE, INC.
                             ----------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
           FOR THE YEAR TO DATE ENDED JUNE 30, 1996 AND JULY 2, 1995
           ---------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                            For The Year To Date Ended
                                              June 30          July 2
                                            ----------------------------
                                               1996             1995
                                            ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $(4,341,403)    $(1,516,856)
 Adjustments to reconcile net loss to
  net cash used in operating activities-
  Depreciation and amortization                  547,310         441,327
  Write-off of debt issuance costs             1,000,000               -
  Provision for store closings and
   reorganization costs                        1,800,000
  Increase (decrease) in cash resulting
   from changes in operating assets and
   liabilities-
    Receivables                                  (56,339)         14,427
    Inventories                                 (107,189)        (90,593)
    Prepaid expenses                            (208,926)       (122,229)
    Deposits and other assets                   (194,021)        (54,826)
    Accounts payable                            (624,827)        215,675
    Accrued expenses                            (282,100)        (46,706)
    Accrued compensation                        (239,661)          3,671
    Deferred rent                                122,403         362,232
                                             -----------     -----------
     Net cash used in operating activities    (2,584,753)       (793,878)
                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (432,123)     (2,953,579)

    Cash paid in connection with the
     Coopers acquisition, including
     acquisition costs                          (442,500)              -
                                             -----------     -----------
       Net cash used in investing
        activities                              (874,623)     (2,953,579)
                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Common Stock, net of
    issuance costs of approximately
    $2,200,000                                11,552,782               -
   Issuance of  Series A Convertible
    Preferred Stock                            3,325,000               -
      Issuance of Series C Convertible
       Preferred Stock                                 -       2,744,529
   Payments of  Series C Redeemable
    Preferred Stock                           (1,999,997)              -
   Repayment of bridge financing loan           (755,000)              -
   Payments on capital leases                    (59,343)              -
   Repayment of notes payable                 (3,500,000)              -
        Issuance of notes payable                      -       1,500,000
                                             -----------     -----------
       Net cash provided by financing
        activities                             8,563,442       4,244,529
                                             -----------     -----------
       Net increase in cash                    5,104,066         497,072

CASH, beginning of period                        951,355         200,801
                                             -----------     -----------

CASH, end of period                          $ 6,055,421     $   697,873
                                             ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for: Interest   $    45,452     $    35,288
                                             -----------     -----------
 Non-cash investing and financing
  activities:
   Equipment purchased under capital leases  $   475,061   $           -
                                             -----------   -------------
   Notes issued in connection with the
    Coopers acquisition                      $   770,000   $           -
                                             -----------   -------------
   Debt issuance costs incurred in
    connection with bridge financing         $   236,884   $           -
                                             ===========   =============

                             NEW WORLD COFFEE, INC.

                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The June 30, 1996 balance sheet presented herein was derived from the audited December 31, 1995 financial statements of the Company.

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995 for a description of the significant accounting policies, which have continued without change, and other footnote information.

3. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

4. The Company completed its initial public offering on February 1, 1996 of 2,500,000 shares realizing approximately $11,500,000 in net proceeds.

5. The Company completed the sale of 375 shares of Series A Convertible Preferred Stock on June 28, 1996 realizing approximately $3,325,000 in net proceeds after commissions and costs of $425,000. These shares will convert to common stock within three years at not more than $3.975 per share and have an 8% coupon.

6. The Company took a charge in the second quarter of $1,500,000 to provide for the closing of five unprofitable stores. This represents a provision for writedowns of property and equipment of $1,350,000 and provides for an additional accrual of $150,000 for other closure costs. In addition, the Company provided for a reorganization charge of $300,000 which primarily consisted of severance and related benefits.

7. The Company purchased three Coopers Coffee Stores ("Coopers") for $242,500 cash and a $770,000 note payable over 4 years which bears interest at 6%. The purchase price has been allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring the locations and the current estimated fair value of the net assets acquired will be treated as goodwill for accounting purposes, which is being amortized over 10 years. The Company is currently in the process of completing a final purchase price allocation for this acquisition and such allocation will be completed by year end. The consolidated statements of operations of the Company include the results of Coopers since the date of acquisition.

   Following is the pro-forma presentation as if the three Coopers locations and the closing of 5 unprofitable stores had occurred on January 1, 1995 (amounts in 000's):


                                      Year to date ended
                                  --------------------------
                                     June 30,    July 2,
                                       1996        1995
                                    ----------  ----------
   Revenue                          $ 5,113.3   $ 5,428.9
   Store operating income               584.8       (12.0)
   Operating loss                    (1,545.8)   (1,390.9)
   Net loss                          (2,587.6)   (1,495.5)
   Net loss per share               $    (.63)  $   (1.02)


   The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented or of future operations of the combined operations.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company opened its first espresso bar in February 1993 in New York and has grown to 30 espresso bars in New York, New Jersey and Pennsylvania since that date.

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

Fiscal Quarter Ended June 30, 1996 Compared to Fiscal Quarter Ended July 2, 1995


     Revenues. Revenues increased 8.7% to $2,628,577 for the fiscal quarter ended June 30, 1996 from $2,417,382 for the comparable 1995 period. Comparable store sales for the 22 stores opened for both periods decreased 2.8%. Management attributes this decrease to its cannibalization of certain existing stores to solidify the Company's presence in certain trade areas although this is significantly less than the previous quarter's decrease of 12.8%. Sales for the 27 stores which were open during the second quarter of 1995 and 1996 contributed to a 5.5% increase in revenues. Sales for the 4 stores opened since July 2, 1995 contributed 3.2% of the percentage increase in revenues.

     Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the fiscal quarter ended June 30, 1996 decreased to 59.4% from 63.3% for the comparable 1995 period. The primary components were a decrease of 3.4% in cost of goods due to the Company's implementation of its new personal computer based point of sale system as well as improved vendor pricing. Occupancy expense as a percentage of revenues decreased 0.5% .

     Store operating expenses as a percentage of revenues for the fiscal quarter ended June 30, 1996 increased to 32.5% from 30.8% for the comparable 1995 period. The primary component was a 1.4% increases in personnel costs primarily due to the enhancement of the Company's training program in anticipation of its planned expansion. Miscellaneous store expenses increased 0.3% primarily due to increases in insurance and utility costs.

     Depreciation and amortization expenses as a percentage of revenues for the fiscal quarter ended June 30, 1996 increased to 10.8% from 10.1% for the comparable 1995 period primarily due to lower than anticipated revenues from certain commercial locations.

     General and administrative expenses increased to $758,298 or 28.8% of revenues, for the fiscal quarter ended June 30, 1996 compared to $297,869 or 12.3% of revenues, for the comparable 1995 period. General and administrative expenses included $107,652 or 4.1% of revenues relating to a corporate marketing program begun in the second quarter as well as $32,475 or 1.2% for recruiting fees relating to the hiring of the Company's Vice President of Real Estate and Development and Director of Construction. Payroll expense increased by $181,596 to $305,171 or 11.6% of revenues due to the above management additions, along with the addition of a Chief Operating Officer and Directors of Human Resources and Training as the Company continues to add to its infrastructure to support its planned expansion.

     The Company recorded a provision for store closings and reorganization costs in the fiscal quarter ended June 30, 1996 of $1,800,000. This charge was taken to provide for the closing of five unprofitable stores, four of which are not in residential areas, in accordance with the Company's strategy of concentrating its business in primarily residential areas, and the reorganization of senior management.

     Interest income, net for the fiscal quarter ended June 30, 1996 increased to $31,028 or 1.2% of revenues, from an expense of $56,989 or 2.4% of revenues for the comparable 1995 period. This increase resulted from interest earned on cash and cash equivalents resulting from the Company's initial public offering.

     Net Loss. Net loss for the fiscal quarter ended June 30, 1996 increased to $2,597,284 from $458,338 for the comparable 1995 period. Operating margins decreased to a loss of 100.0% of revenues from a loss of 16.6% of revenues in the comparable 1995 period. Store operating income increased by 2.2% as a percentage of revenues but this was offset by an increase in general and administrative expenses of 16.5% as a percentage of revenues and the provision for store closings and reorganization costs of 68.5% as a percentage of revenues.

Year to Date Ended June 30, 1996 Compared to the Year to Date Ended July 2, 1995

     Revenues. Revenues increased 9.8% to $4,907,158 for the year to date ended June 30, 1996 from $4,469,031 for the comparable 1995 period. Comparable store sales for the nineteen stores opened for both periods decreased 8.8%. Management attributes this decrease to its cannibalization of certain existing stores to solidify the Company's presence in certain trade areas as well as record snowfalls in the Northeast in the first quarter. Sales for the 27 stores which were open during the first two quarters of 1995 contributed to a 8.1% increase in revenues. Sales for the 4 stores opened since July 2, 1995 contributed 1.7% of the percentage increase in revenues.

     Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the year to date ended June 30, 1996 decreased to 61.3% from 63.6% for the comparable 1995 period. The primary components were a decrease of 3.7% in cost of goods due to the Company's ability to negotiate improved vendor pricing as a result of increased purchasing power and reduced shrinkage due to the implementation of the Company's initial point of sale system. This was partially offset by an increase in occupancy costs of 1.4% primarily due to higher occupancy expense as a percentage of revenues on certain commercial store locations.

     Store operating expenses as a percentage of revenues for the year to date ended June 30, 1996 decreased to 32.3% from 38.7% for the comparable 1995 period. The primary components were 6.0% decreases in personnel costs primarily due to more efficient staffing currently and an overstaffing of store level personnel that occurred during the first quarter of 1995 period due to a delay in the closing of the Company's Series C Preferred Stock offering. Miscellaneous store expenses decreased .4% due to improved cost controls.

     Depreciation and amortization expenses as a percentage of revenues for the year to date ended June 30, 1996 increased to 11.1% from 9.9% for the comparable 1995 period primarily due to lower than anticipated revenues on certain commercial locations.

     General and administrative expenses increased to $1,279,267 or 26.1% of revenues, for the year to date ended June 30, 1996 compared to $879,854 or 19.7% of revenues, for the comparable 1995 period. Corporate payroll expense increased by $243,963 to $519,716 or 10.6% as a percentage of revenues due to the additions of the Company's Chief Operating Officer, Vice President of Real Estate and Development, Directors of Construction, Human Resources and Training as the Company continues to add to its infrastructure to support its planned expansion.

     The Company recorded a provision for store closings and reorganization costs in the fiscal quarter ended June 30, 1996 of $1,800,000. This charge was taken to provide for the closing of five unprofitable stores, four of which are not in residential areas, in accordance with the Company's strategy of concentrating its business in primarily residential areas, and the reorganization of senior management.

     Interest expense, net for the year to date ended June 30, 1996 increased to $1,030,483 or 21.0% as a percentage of revenues, from $92,277 or 2.1% for the comparable 1995 period. This increase resulted from a charge taken in the first fiscal quarter of $1,050,000 for issuance costs relating to the Company's bridge financing prior to its initial public offering.

     Net Loss. Net loss for the year to date ended June 30, 1996 increased to $4,341,403 from $1,516,856 for the comparable 1995 period. Operating margins decreased to a loss of 67.5% from a loss of 31.9% in the comparable 1995 period, primarily due to increased store operating income of 8.7% as a percentage of revenues, and an increase in general and administrative expenses of 6.4% as a percentage of revenues and the provision for store closings and reorganization costs of 36.7% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company successfully completed its initial public offering on February 1, 1996. The Company realized approximately $11,500,000 in net proceeds. The Company repaid its bank line of $3,500,000 and repurchased from an existing shareholder approximately $2,000,000 of the Company's Series C Convertible Preferred Stock. On June 28th, 1996 the Company completed the sale of Series A Convertible Preferred Stock realizing approximately $3,325,000 in net proceeds. The Company's capital requirement is primarily for expansion of its retail operations. Currently, all of the Company's stores are in leased facilities. The Company currently estimates that capital expenditures and acquisitions through fiscal 1996 will be approximately $9,000,000.

     At June 30, 1996 the Company had working capital of $5,140,373 compared to a working capital deficit of $823,030 at December 31, 1995. This change in working capital is primarily due to the Company's completion of its initial public offering on February 1, 1996 and the sale of Series A Convertible Preferred Stock on June 28, 1996.

     The Company had net cash used in operating activities of $793,878 for the first two fiscal quarters of 1995 and net cash used in operating activities of $2,584,753 for the first two fiscal quarters of 1996.

     The Company had net cash used for investing activities of $2,953,579 for the first two fiscal quarters of 1995, and $874,623 for the first two fiscal quarters of 1996. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

     The Company had net cash provided by financing activities of $4,244,529 for the first two fiscal quarters of 1995, and $8,563,442 for the first quarter two fiscal quarters of 1996. The Company funded its growth through it's initial public offering and the sale Series A Convertible Preferred Stock raising approximately $11.5 million and $3.325 million in net proceeds respectively.

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

     The Company is negotiating a commitment letter from its lender for a line of credit of $2,500,000.

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

                                 JUNE 30, 1996


Item 1. Legal Proceedings
                Not applicable

Item 2. Changes in Securities
                On February 1, 1996 the Company completed its' initial public offering selling 2,500,000 shares of Common Stock at $5.50 per share.

                On June 28th, 1996 the Company completed the sale of Series A Convertible Preferred Stock selling 375 shares at $10,000 per share. These shares are convertible at not more than $3.975 per share.

Item 3. Defaults upon Senior Securities
                Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
                Not applicable

Item 5. Other Information
                Not applicable

Item 6. Exhibits and Reports on Form 8-K
        (a)     Exhibits. None
                --------

        (b)     Reports on Form 8-k
                Current Reports on Form 8-K (Date of Event June 28, 1996) was filed with the SEC on July 12, 1996. Report was filed for item 2 relating to the sale of convertible preferred securities.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEW WORLD COFFEE, INC.


Date:            By:  /s/ R. Ramin Kamfar
                      ---------------------------------------
                        R. Ramin Kamfar -President & CEO

Date:            By:  /s/ Jerold E. Novack
                      ---------------------------------------
                        Jerold E. Novack - Vice President-Finance