Form 10QSB
period 1996-09-29
NEW WORLD COFFEE INC
filed 1996-11-14
CIK 949373

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________



                                  FORM 10-QSB



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934



                            COMMISSION FILE NUMBER


                            NEW WORLD COFFEE, INC.
                            ----------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     13-3690261
-----------------------------------             -----------------
(STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


                             379 WEST BROADWAY, 4TH FLOOR
                             NEW YORK,  NY  10012
                             --------------------
                             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (212) 343-0552
                                --------------
                          (ISSUER'S TELEPHONE NUMBER)




SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE EXCHANGE ACT:  NONE

        CHECK WHETHER THE REGISTRANT (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES      X           NO
       -----            -----


AS OF NOVEMBER 8, 1996, 5,043,336 SHARES OF COMMON STOCK OF THE ISSUER WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE);


YES                  NO   X
       -----            -----

                             NEW WORLD COFFEE, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                SEPTEMBER 29, 1996
                                     INDEX

PAGE
------

1.      FINANCIAL STATEMENTS

        Condensed  Balance Sheet as of  September 29, 1996                        3

        Condensed  Statements of Operations for the three and nine months ended
        September 29, 1996 and October 1, 1995                                    4

        Condensed  Statements of Cash Flows for the nine months ended
        September 29, 1996 and October 1, 1995                                    5

        Notes to  Financial Statements                                            6


2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                         8
        CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
        MONTHS AND YEAR TO DATE PERIOD ENDED SEPTEMBER 29, 1996

        Other Information                                                        12

        Signatures                                                               12

                             NEW WORLD COFFEE, INC.
                             ----------------------

                                 BALANCE SHEET
                                 -------------


                                                        September 29,         December 31,
                 ASSETS                                     1996                 1995
              ------------                              -------------         ------------
                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                   $  4,643,949         $   951,355
  Receivables                                                 432,085              66,570
  Inventories                                                 318,402             217,439
  Prepaid expenses                                            145,473              70,000
                                                         ------------         -----------
        Total current assets                                5,539,909           1,305,364

PROPERTY AND EQUIPMENT, net                                 7,252,636           7,076,083
DEBT ISSUANCE COST                                                  -             753,627
GOODWILL                                                      604,060                   -
DEFERRED OFFERING COSTS                                             -             608,000
DEPOSITS AND OTHER ASSETS, net                                837,144             523,802
                                                         ------------         -----------
        Total assets                                     $ 14,233,749         $10,266,876
                                                         ============         ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                       $    527,746         $ 1,158,835
  Accrued expenses                                            590,378             612,348
  Accrued compensation                                        126,403             299,287
  Current portion of obligations under                        224,567              57,924
   capital leases
  Current portion of Notes Payable                            280,000                   -
                                                         ------------         -----------
        Total current liabilities                           1,749,094           2,128,394
DEFERRED RENT                                                 691,823             507,432
NOTES PAYABLE                                                 665,000           3,500,000
OBLIGATIONS UNDER CAPITAL LEASES                              547,790             111,939
BRIDGE FINANCING                                                    -             755,000
CONVERTIBLE REDEEMABLE PREFERRED STOCK                              -           6,230,051
STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible Preferred stock,  Series A
   , $.001 par value, 2,000,000 shares
   authorized, 375 and 0 issued and
   outstanding at September 29, 1996 and
   December 31, 1995, respectively                                  -                   -

  Common stock, $.001 par value;
   20,000,000 shares authorized;
   5,043,336 and 1,213,725 shares issued
   and outstanding at September 29, 1996
   and December 31, 1995, respectively                          5,043               1,214

  Additional paid-in capital                               20,631,064           1,889,744
  Accumulated deficit                                     (10,056,065)         (4,856,898)
                                                         ------------         -----------
        Total stockholders' equity (deficit)               10,580,042          (2,965,940)
                                                         ------------         -----------
        Total liabilities and stockholders'
          equity                                         $ 14,233,749         $10,266,876
                                                         ------------         -----------


                                                      NEW WORLD COFFEE, INC.
                                                      ----------------------

                                                     STATEMENTS OF OPERATIONS
                                                     ------------------------

                        FOR THE THREE MONTHS AND YEAR TO DATE ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                        ----------------------------------------------------------------------------------

                                                            (UNAUDITED)
                                                            -----------


                                                           Three Months Ended                    Year to Date Ended
                                                 September 29,          October 1,        September 29,          October 1,
                                                       1996              1995                 1996                1995
                                                 -------------         --------------     ----------------    --------------
Revenues                                          $2,851,041           $2,555,670         $ 7,758,199         $ 7,024,701

Cost of sales and related occupancy                1,672,315            1,587,386           4,681,744           4,430,332
 costs

Store operating expenses                             885,350              818,998           2,467,422           2,548,481
                                                  ----------           ----------         -----------         -----------
        STORE OPERATING INCOME                       293,376              149,286             609,033              45,888

Depreciation and amortization                        335,799              286,761             883,109             728,088

General and administrative expenses                  787,685              316,658           2,066,952           1,196,512
Provision for store closings and
 reorganization costs                                      -                    -           1,800,000                   -
                                                  ----------           ----------         -----------         -----------
        OPERATING LOSS                              (830,108)            (454,133)         (4,141,028)         (1,878,712)

Interest income (expense), net                       (26,656)             (98,215)             (7,139)           (190,492)
Write-off of debt issuance cost                            -                    -          (1,050,000)                  -
                                                  ----------           ----------         -----------         -----------
        NET LOSS                                  $ (856,764)          $ (552,348)        $(5,198,167)        $(2,069,204)
                                                  ==========           ==========         ===========         ===========

NET LOSS PER COMMON SHARE                              $(.19)               $(.38)             $(1.21)              (1.42)
                                                  ==========           ==========         ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                4,784,564            1,460,642           4,353,009           1,460,642
                                                  ==========           ==========         ===========         ===========

                             NEW WORLD COFFEE, INC.
                             ----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

       FOR THE YEAR TO DATE ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
       -----------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                    For The Nine Months Ended
                                                                   September 29       October 1
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(5,199,167)    $(2,069,204)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
        Depreciation and amortization                                   883,109         696,639
        Write-off of debt issuance costs                              1,000,050               -
        Provision for store closings and
         reorganization costs                                         1,800,000
        Increase (decrease) in cash resulting
         from changes in operating assets and
         liabilities-
             Receivables                                               (365,335)         10,748
             Inventories                                               (100,963)        (91,534)
             Prepaid expenses                                           (75,473)         (2,941)
             Deposits and other assets                                 (313,342)       (314,076)
             Accounts payable                                          (631,089)        585,071
             Accrued expenses                                           (21,970)        325,536
             Accrued compensation                                      (172,884)         28,979
             Deferred rent                                              184,391         206,920
                                                                    -----------     -----------

               Net cash used in operating activities                 (3,012,673)       (623,862)
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (1,070,059)     (3,417,491)
  Cash paid in connection with
    acquisitions, including acquisition
    costs                                                              (692,500)              -
                                                                    -----------     -----------
               Net cash used in investing activities                 (1,762,559)     (3,417,491)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock, net of
   issuance costs of approximately
   $2,200,000                                                        11,552,782               -
  Issuance of  Series A Convertible
   Preferred Stock                                                    3,320,189               -
  Issuance of Series C Convertible
   Preferred Stock                                                            -       2,744,529
  Payments of  Series C Redeemable
   Preferred Stock                                                   (1,999,997)              -
  Repayment of bridge financing loan                                   (755,000)              -
  Payments on capital leases                                           (150,148)              -
  Repayment of notes payable                                         (3,500,000)       (500,000)
  Issuance of notes payable                                                   -       2,250,000
                                                                    -----------     -----------
          Net cash provided by financing
           activities                                                 8,467,826       4,494,529
                                                                    -----------     -----------
          Net increase in cash                                        3,692,594         453,176

CASH, beginning of period                                               951,355         200,801
                                                                    -----------     -----------

CASH, end of period                                                 $ 4,643,949     $   653,977
                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
       Interest                                                     $    86,623     $   271,928
                                                                    -----------     -----------
  Non-cash investing and financing
   activities:
       Equipment purchased under capital
        leases                                                      $   150,148     $    37,505
                                                                    -----------     -----------
       Notes issued in connection with
        acquisitions                                                $   920,000     $         -
                                                                    -----------     -----------
       Debt issuance costs incurred in
        connection with bridge financing                            $   236,884     $         -
                                                                    ===========     ===========

                             NEW WORLD COFFEE, INC.

                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The September 29, 1996 balance sheet presented herein was derived from the audited December 31, 1995 financial statements of the Company.

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

5. The Company completed the sale of 375 shares of Series A Convertible Preferred Stock on June 28, 1996 realizing approximately $3,320,000 in net proceeds after commissions and costs of $425,000. These shares will convert to common stock within three years at not more than $3.975 per share and have an 8% coupon.

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

7. On June 13, 1996, the Company purchased three Coopers Coffee Bar ("Coopers") locations for $242,500 cash and a $770,000 note payable over 4 years which bears interest at 6%. The purchase price has been allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring the locations and the current estimated fair value of the net assets acquired will be treated as goodwill for accounting purposes, which is being amortized over 10 years. The Company is currently in the process of completing a final purchase price allocation for this acquisition and such allocation will be completed by year end. The consolidated statements of operations of the Company include the results of Coopers since the date of acquisition.

8. On September 30, 1996, the Company purchased five Willoughby's locations (plus one under construction) and its roasting facility for total consideration of $3,800,000 consisting of $1,300,000 cash paid at the closing with an additional $600,000 due on July 1, 1997, $200,000 worth of restricted common shares, and a $1,700,000 promissory note with $600,000 due on 1/5/98 and $1,100,000 payable 1/5/99 bearing interest at 6%. The purchase price will be allocated to the assets acquired based on their fair market value at the date of acquisition and the difference between the cost of acquiring the assets and the purchase price will be treated as goodwill for accounting purposes, which will be amortized over 20 years. The Company is currently in the process of completing a final purchase price allocation for this acquisition and such allocation will be completed by year end.

     Following is the pro-forma presentation as if the three Coopers locations, the five Willoughby's stores, the Willoughby's plant and the closing of 5 unprofitable stores had occurred on January 1, 1995 (amounts in 000's):


                                     Year to Date Ended
                         --------------------------------------------
                          September 29, 1996       October 1,  1995
                          -------------------      -----------------
Revenue                   $ 9,518.2                $ 9,060.0
Store operating income      1,505.9                  1,043.6
Operation loss             (1,513.0)                (1,097.1)
Net loss                   (2,977.3)                (1,394.7)
Net loss per share        $    (.70)               $    (.95)

The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented or of future operations of the combined operations. Pro forma net loss per share for the year to date period ended September 29, 1996 includes $75,000 for preferred stock dividends accrued in the third quarter.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF NEW WORLD COFFEE TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q OR IN THE COMPANY'S FORM 10-K FOR ITS 1995 FISCAL YEAR.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company opened its first espresso bar in February 1993 in New York and has grown to 36 espresso bars in New York, New Jersey, Connecticut and Pennsylvania since that date.

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

Fiscal Quarter Ended September 29, 1996 Compared to Fiscal Quarter Ended October 1, 1995


Revenues.   Revenues increased 11.6% to $2,851,038 for the fiscal quarter ended
September 29, 1996 from $2,555,669 for the comparable 1995 period. Comparable store sales for the 24 stores open for both periods decreased 6.5%. Management attributes this decrease to its cannibalization of certain existing stores to solidify the Company's presence in Manhattan and the capacity constraints experienced in certain of the Company's primarily residential stores which average approximately 615 square feet in size and are achieving approximately $900 in sales per square foot. The Company has, in response, expanded both its geographic focus (to four states: New York, New Jersey, Connecticut, and Pennsylvania) and its average store size (to 1,500 to 2,000 square feet) and believes that its comparable store sales should improve as its newer format stores enter the comparable base. See "Special Note Regarding Forward-looking Statements".

  Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the fiscal quarter ended September 29, 1996 decreased to 58.7% from 62.1% for the comparable 1995 period. The primary components were a decrease of 4.3% in cost of goods due to the Company's implementation of its new personal computer based point of sale system as well as improved vendor pricing. Occupancy expense as a percentage of revenues increased 0.9% .

  Store operating expenses as a percentage of revenues for the fiscal quarter ended September 29, 1996 decreased to 31.1% from 32.0% for the comparable 1995 period. The primary component was a 0.9% decrease in miscellaneous store expenses due to increased cash controls and reduced supply costs.

   Depreciation and amortization expenses as a percentage of revenues for the fiscal quarter ended September 29, 1996 increased to 11.8% from 11.2% for the comparable 1995 period primarily due to costs associated with the implementation of the Company's new personal computer based point of sale system.

   General and administrative expenses increased to $787,686 or 27.6% of revenues, for the fiscal quarter ended September 29, 1996 compared to $316,658
or 12.4% of revenues, for the comparable 1995 period.   Corporate payroll and
recruiting expense increased by $179,926 due to the addition of a Chief Operating Officer, a Vice President of Real Estate and Development, and Directors of Construction, Human Resources, and Training as the Company continues to add to its infrastructure to support its planned expansion. General and administrative expenses also include $58,129 or 2.0% of revenues relating to a corporate marketing program begun in the second quarter.

  Interest expense, net for the fiscal quarter ended September 29, 1996 decreased to $26,656 or 1.0% of revenues, from $98,215 or 3.8% for the comparable 1995 period. This decrease resulted from interest earned on cash and cash equivalents resulting from the Company's initial public offering and private placement.

  Net Loss. Net loss for the fiscal quarter ended September 29, 1996 increased to $856,764 from $552,348 for the comparable 1995 period. Operating margins decreased to a loss of 29.1% from a loss of 17.7% in the comparable 1995 period. Store operating income increased by 4.5% as a percentage of revenues but this was offset by an increase in general and administrative expenses of 15.2% as a percentage of revenues.

Year to Date Ended September 29, 1996 Compared to the Year to Date Ended October 1, 1995

Revenues. Revenues increased 10.4% to $7,758,199 for the year to date ended September 29, 1996 from $7,024,701 for the comparable 1995 period. Comparable store sales for the nineteen stores opened for both periods decreased 9.4%. Management attributes this decrease to record snowfalls in the Northeast in the first quarter and to the Company's cannibalization of certain existing stores to solidify its presence in Manhattan and the capacity constraints experienced in certain of the Company's primarily residential existing stores which average approximately 615 square feet in size and are achieving approximately $900 in sales per square foot. The Company has, in response, expanded both its geographic focus to four states: New York, New Jersey, Connecticut, and Pennsylvania and its average store size (to 1,500 to 2,000 square feet) and believes that its comparable store sales should improve as its newer format stores enter the comparable base. See "Special Note Regarding Forward-looking Statements".


  Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the year to date ended September 29, 1996 decreased to 60.3% from 63.1% for the comparable 1995 period. The primary components were a decrease of 3.9% in cost of goods due to the Company's ability to negotiate improved vendor pricing as a result of increased purchasing power and reduced shrinkage due to the implementation of the Company's personal computer based point of sale system. This was partially offset by an increase in occupancy costs of 1.2% primarily due to higher occupancy expense as a percentage of revenues on certain commercial store locations.

  Store operating expenses as a percentage of revenues for the year to date ended September 29, 1996 decreased to 31.8% from 36.3% for the comparable 1995 period. The primary component was a 3.9% decrease in personnel costs primarily due to more efficient staffing currently and an overstaffing of store level personnel that occurred during the first quarter of 1995 period due to a delay in the closing of the Company's Series C Preferred Stock Offering. Miscellaneous store expenses decreased 0.6% due to improved cost controls.

  Depreciation and amortization expenses as a percentage of revenues for the year to date ended September 29, 1996 increased to 11.4% from 10.4% for the comparable 1995 period primarily due to lower than anticipated revenues on certain commercial locations.

   General and administrative expenses increased to $2,066,952 or 26.6% of revenues, for the year to date ended September 29, 1996 compared to $1,196,512 or 17.0% of revenues, for the comparable 1995 period. Corporate payroll expense increased by $397,096 to $821,947 or 10.6% as a percentage of revenues due to the additions of the Company's Chief Operating Officer, Vice President of Real Estate and Development, Directors of Construction, Human Resources and Training as the Company continues to add to its infrastructure to support its planned expansion.

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

   Interest expense, net for the year to date ended September 29, 1996 increased to $1,057,139 or 13.6% as a percentage of revenues, from $190,492 or 2.7% for the comparable 1995 period. This increase resulted from a charge taken in the first fiscal quarter of $1,050,000 for issuance costs relating to the Company's bridge financing prior to its initial public offering.

Net Loss. Net loss for the year to date ended September 29, 1996 increased to $5,198,167 from $2,069,204 for the comparable 1995 period. Operating margins decreased to a loss of 53.3% from a loss of 26.8% in the comparable 1995 period, primarily due to increased store operating income of 7.3% as a percentage of revenues, and an increase in general and administrative expenses of 9.6% as a percentage of revenues and the provision for store closings of 19.3% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company successfully completed its initial public offering on February 1, 1996. The Company realized approximately $11,500,000 in net proceeds. The Company repaid its bank line of $3,500,000 and repurchased from an existing shareholder approximately $2,000,000 of the Company's Series C Convertible Preferred Stock. On June 28th, 1996 the Company completed the sale of Series A Convertible Preferred Stock realizing approximately $3,320,000 in net proceeds. The Company's capital requirement is primarily for expansion of its retail operations. Currently, all of the Company's stores are in leased facilities. The Company currently estimates that capital expenditures and acquisitions through fiscal 1996 will be approximately $6,000,000 which includes the Willoughby's acquisition.

   At September 29, 1996 the Company had working capital of $3,790,815 compared to a working capital deficit of $823,030 at December 31, 1995. This change in working capital is primarily due to the Company's completion of its initial public offering on February 1, 1996 and the sale of Series A Convertible Preferred Stock on June 28, 1996.

   The Company is pursuing various alternative financing methods to continue to fund its additional expansion.

The Company had net cash used in operating activities of $3,012,673 for the first three fiscal quarters of 1996 and net cash used in operating activities of $623,862 for the first three fiscal quarters of 1995.

  The Company had net cash used for investing activities of $1,762,559 for the first three fiscal quarters of 1996, and $3,417,491 for the first three fiscal quarters of 1995. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

  The Company had net cash provided by financing activities of $8,467,826 for the first three fiscal quarters of 1996, and $4,494,529 for the first three fiscal quarters of 1995. The Company funded its growth through it's initial public offering and the sale Series A Convertible Preferred Stock raising approximately $11.5 million and $3.320 million in net proceeds respectively.

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

                          PART II - OTHER INFORMATION

                             NEW WORLD COFFEE, INC.

                               SEPTEMBER 29, 1996


Item 1.   Legal Proceedings
                  Not applicable

Item 2.   Changes in Securities
                  On February 1, 1996 the Company completed its initial public offering selling 2,500,000 shares of Common Stock at $5.50 per share.

                  On June 28th, 1996 the Company completed the sale of Series A Convertible Preferred Stock selling 375 shares at $10,000 per share. These shares are convertible at not more than $3.975 per share.

Item 3 .  Defaults upon Senior Securities
                  Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
                  Not applicable

Item 5.   Other Information
                  Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          (a)     Exhibits. None
                 ---------

          (b)     Reports on Form 8-k
                  Current Reports on Form 8-K (Date of Event June 28, 1996) was filed with the SEC on July 12, 1996. Report was filed for item 2 relating to the sale of convertible preferred securities.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEW WORLD COFFEE, INC.


Date:          By:  _______________________________________
                    R. Ramin Kamfar -President & CEO

Date:          By:  _______________________________________
                    Jerold E. Novack - Vice President-Finance