Form 10KSB40
period 1996-12-31
NEW WORLD COFFEE INC
filed 1997-03-18
CIK 949373

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            COMMISSION FILE NUMBER
                             --------------------

                            NEW WORLD COFFEE, INC.
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                            13-3690261
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

    379 WEST BROADWAY, 4TH FLOOR                               10012
            NEW YORK, NY                                    (Zip Code)
(Address of Principal Executive Offices)

                                 (212) 343-0552
                          (Issuer's Telephone Number)

Securities registered under
Section 12(B) of the Exchange Act:
                                                    NAME OF EACH EXCHANGE ON
                                                        WHICH REGISTERED
                                                    ------------------------
    Common Stock, $.001 par value..............             NASDAQ

  Securities registered pursuant to Section 12(G) of the Exchange Act:  NONE

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---    ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year.  $11,340,199
                                                                  -----------

        The aggregate market value of the voting stock held by non-affiliates per the closing stock price as of March 14, 1997 is $13,927,461.
                                                     ----------

        As of March 14, 1997, 6,245,498 shares of common stock of the issuer were outstanding.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     New World Coffee, Inc. ("New World Coffee" or the "Company") currently owns and operates 40 specialty coffee cafes, consisting of 28 in New York, seven in Connecticut, three in Pennsylvania and two in New Jersey, making the Company the second largest specialty coffee retail chain in the northeastern United States. With its recent acquisition of Willoughby's Incorporated ("Willoughby's"), the Company's coffee purveyor and roaster since its inception, the Company has become vertically integrated in its operations, reduced its coffee costs, improved its quality control, and entered into the mail order and wholesale businesses. The Company seeks to differentiate itself from other specialty coffee retailers by serving high quality, freshly roasted coffee (generally delivered to its stores within 24 hours of roasting) and a variety of fresh, high quality gourmet foods in a sophisticated, award-winning cafe design environment.

     In recent years, the specialty coffee retail business has grown rapidly. Industry sources estimate that total retail sales of specialty coffee through all distribution channels will grow to $5.0 billion by 1999 from an estimated $1.5 billion in 1989 and that coffee stores, including espresso carts and kiosks, will be the fastest growing distribution channel. The consumption of specialty coffee drinks is also growing rapidly, with the percent of U.S. population drinking cappuccino increasing 42% from 1995 to 1996. Management believes this growth has been driven by (i) the increasing demand for premium food and drink items, (ii) the popularity of coffee bars as gathering places, and (iii) greater awareness and appreciation of gourmet coffee drinks.

     In 1996, the Company restructured its operations and added senior management personnel with significant experience in retailing and food service as well as real estate development. Most importantly, the Company hired Bruce Morningstar, previously the Director-Northeast Development of Starbucks Corporation ("Starbucks"), as Vice President-Real Estate, and John DeNapoli, previously Chief Operating Officer of Atlantic Foods Corporate, a Boston Market franchisee, as Vice President-Operations. In addition, the Company deployed a state-of-the-art, personal computer-based point-of-sale management information system (the "POS System") which significantly enhanced its ability to track and improve its store profitability. The Company also refocused its site selection strategy to solely target high-traffic, high-visibility residential and shopping locations. Such locations typically generate higher revenue since they are open seven days per week and attract breakfast, lunch and afternoon and evening traffic as compared to business district sites which are open five days per week and do not attract afternoon and evening traffic. In order to better serve this market, the Company developed a larger, more comfortable store concept designed to create a neighborhood gathering place environment. In addition, the larger store concept offers expanded retailing space to enable the Company to better capture whole bean and merchandise sales. The Company's existing stores vary in size from 225 to 2,670 retail square feet, with newer stores averaging approximately 1,800 retail square feet.

     New World Coffee is a Delaware corporation and was organized in November 1992.

INDUSTRY OVERVIEW

     The U.S. coffee market has broad and deep demographics. Fifty-six percent of American adults drink coffee and on average they drink an average of 3.5 cups per day, according to the National Coffee Association of U.S.A., Inc.'s 1996 Winter Coffee Study. The U.S. coffee market consists of two distinct product categories: (i) commercial ground roast, mass-merchandised coffee, which includes brands such as Folgers and Maxwell House and (ii) specialty coffees, which include gourmet coffees (arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass marketed by the leading coffee companies).

     The Company believes that the market for specialty coffee is large, growing and fragmented. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow through the end of the century. According to Avenues For Growth: A 20-Year Review of the U.S. Specialty Coffee Market, January 1993, a report published by the Specialty Coffee Association of America ("SCAA"), the market for gourmet coffee nearly doubled during the 1980s, as retail sales grew from approximately $763 million in 1979 to $1.5 billion in 1989. The report predicts that the gourmet coffee industry will approach $5.0 billion in retail sales by the year 2000. A National Association of Specialty Food Trade survey in 1992 confirms the upward trends in gourmet coffee consumption and notes that the percentage of coffee consumers purchasing gourmet coffee increased from 22.1% in 1990 to 31.1% in 1992. The Company believes these are the most up to date reports available on the specialty coffee industry.

BUSINESS STRATEGY

     The goal of New World Coffee is to become the premier high quality specialty coffee cafe retailer in each market in which it operates. Each element of the Company's strategy is designed to differentiate and reinforce New World Coffee's brand identity, to engender a high degree of customer loyalty and to position the Company as a leading specialty coffee cafe retailer. The key elements of this strategy include:

     Sophisticated, Comfortable and Inviting Environment. New World Coffee's specialty coffee cafes are designed to be more sophisticated and comfortable than those of its competitors while creating an inviting atmosphere through the use of natural materials and warm lighting. The Company's newer format stores average approximately 1,800 square feet (compared to approximately 600 square feet previously) and offer an expanded, more comfortable seating area which enhances the stores use as neighborhood gathering places, along with expanded retailing sections to enable the Company to capture additional whole bean and merchandise sales. The Company's sales mix for the quarter ended December 29, 1996 was 62% beverages, 23% food, 12% beans and 3% merchandise, compared to 63%, 32%, 5% and 0%, respectively, for the comparable 1995 quarter. New World Coffee's store design has won six design awards and, Management believes, in conjunction with the Company's quality brand image, provides a significant advantage in competing both for the repeat coffee consumer and for prime retail space.

     High Quality, Guaranteed Fresh Roasted Coffee.   The Company pursues a
strategy of delivering high quality, guaranteed freshly roasted coffee to its customers. New World Coffee selects high quality arabica beans from throughout the world which are then roasted by its roastmasters in small batches to ensure a peak roasted product. Coffee is delivered to each New World Coffee location generally within 24 hours of roasting, enabling the Company to guarantee the freshness of coffee sold in its stores. Any coffee not sold within ten days of roasting is donated to charity. The Company believes this guaranteed freshness strategy distinguishes New World Coffee from its competitors, most of whom deliver vacuum- or valve-packed coffee to their stores.

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

     Branded Marketing. The Company's marketing strategy is to differentiate its concept based upon (i) promoting the Company's status as a roaster to establish the Company's legitimacy as a high quality purveyor of award-winning fresh roasted coffees, (ii) offering a broad and deep selection of food items to establish the stores as specialty coffee cafes compared to espresso bars which have a limited food selection, (iii) offering larger stores with comfortable seating, and a warm environment to establish them as neighborhood gathering places compared to espresso bars which have limited seating, and (iv) promoting the distinctive qualities of the Company's new products such as the New World Freezer and seasonal blends to position the Company as a unique and innovative retailer. The Company also sponsors local and regional marketing events. New World Coffee believes that these activities generate awareness and trial and repeat purchases by reinforcing positive experiences with the Company's products.

     Site Selection and Regional Expansion. New World Coffee's site selection strategy is to open stores in residential and shopping areas with strong demographics, high traffic, high visibility, easy accessibility and parking, with strong compatible retailers. The Company's expansion strategy is to rapidly expand its retail store base in both existing and new markets, through new store openings or acquisitions, in order to secure a leading presence in each of its markets and to enhance its brand awareness. Along with expansion in its existing markets, the Company plans to enter other markets along the Atlantic seaboard, and has identified the Washington, D.C. and Boston metropolitan markets as its next expansion markets.

COFFEE

     New World Coffee is committed to roasting and marketing only the finest and freshest coffee. New World Coffee offers a revolving selection that includes over 30 whole bean blended, unblended and decaffeinated coffees. Rotating its coffee selection allows the Company to provide its customers with a wider variety including certain coffees which have limited availability. The Company typically offers up to 12 unblended and 8 blended coffees at any given time.

     Sourcing. The Company focuses on purchasing only the highest grades of coffee available from the best crops. Barry Levine and Bob Williams, the Company's Vice Presidents-Coffee, evaluate crop samples on an ongoing basis and make purchase commitments on the basis of quality, taste and availability. The Company makes forward commitments for the purchase of all of its coffee to help ensure adequate supply. Since one pound of coffee is brewed to produce approximately 40 cups of coffee, increases in the cost of green coffee historically have not had a material adverse impact on the Company's per cup cost of coffee. The Company has long-standing relationships with coffee brokers, growers and exporters, allowing the Company access to the world's best green coffee.

     New World Coffee purchases only the highest grades of arabica coffee as these grades are the best available from each producing region. These highest grade arabica coffees are of superior quality to lower grade arabica varieties or coffee beans of the robusta species. Lower quality beans are typically found in non-specialty or mass-merchandised coffees and even in many specialty coffee outlets.

     Roasting. The roasting of commercial coffee is often accomplished through a uniform roasting process that does not differentiate between the types of coffee. Some specialty roasters also employ this commercial method.

New World Coffee's roasting process, however, varies based upon the variety, origin and physical characteristics of the coffee and is designed to develop the optimal flavor and aromatics of each coffee. New World Coffee has several roastmasters who are directly responsible for overseeing the roasting process. The roastmasters learn the Company's unique roasting methods during an apprenticeship with the Company's Vice Presidents-Coffee.

     New World Coffee believes that its roasting facility has sufficient capacity for the Company's planned expansion within the next 12 months. The Company will continue to assess its roasting and distribution capacity in light of its planned expansion and its commitment to provide guaranteed fresh roasted product to all of its locations which it believes is an effective competitive advantage.

     Freshness. New World Coffee is committed to providing its customers with freshly roasted whole bean coffee and beverages. Freshness is important because once coffee is roasted it becomes a highly perishable product, and within 2 weeks, loses a significant amount of flavor. The Company's coffee is delivered to each store at least twice a week, generally within 24 hours of roasting.
This enables the Company to guarantee the freshness of the coffee sold in its stores. The Company believes that its freshly roasted coffee is superior to its competitors who deliver vacuum- or valve-packed coffee to their stores.

RETAIL STORES

     The Company operates 40 specialty coffee cafes, including 28 in New York, seven in Connecticut, three in Pennsylvania, and two in New Jersey. New World Coffee stores feature an award-winning decor and are designed to have a sophisticated, comfortable and inviting appearance through the use of natural materials and warm lighting. The Company's newer format stores average approximately 1,800 square feet (compared to approximately 600 square feet previously) and offer an expanded, more comfortable seating area which enhances the stores use as neighborhood gathering places, along with expanded retailing sections to enable the Company to capture additional whole bean and merchandise sales.

     New World Coffee stores offer, over the course of any given year, more than 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, from coffee producing countries around the world. Regular and decaffeinated "Coffees of the Day" are fresh brewed daily with strict brewing and freshness standards. The stores also offer a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, caffe mocha and espresso machiato. All espresso based drinks are prepared to order which the Company believes ensures quality and consistency. New World Coffee offers freshly squeezed orange and grapefruit juices and lemonade. The tea menu includes a selection of black, herbal and fruit teas, with one selection offered as the fresh brewed "Iced Tea of the Day."

     New World Coffee stores also offer a broad and deep variety of fresh, high quality food items. Breakfast offerings include bagels, croissants, muffins, danishes and scones, lunch offerings include Italian panini sandwiches and soups and dessert items include various cakes and cookies, dessert muffins, brownies and biscotti. Management is consistently working with its suppliers to develop a selection of quality food items which will complement beverage sales.

     Some of the Company's stores also carry selected coffee related merchandise items including coffee making equipment, french presses, grinders and other small equipment. The Company's newer, larger format stores include expanded retailing sections to enable the Company to better capture whole bean and merchandise sales. For the quarter ended December 29, 1996, the Company's sales mix was 62% beverages, 23% food, 12% whole beans and 3% merchandise, compared to 63%, 32%, 5% and 0%, respectively, for the comparable 1995 quarter.

     New World Coffee prices its coffees competitively with the prevailing high-end coffee prices in each of its markets which the Company believes reflects the high quality of the Company's coffees and its high level of customer service.

SITE SELECTION AND STORE LOCATIONS

     New World Coffee's site selection strategy is to open specialty coffee cafes in high-traffic, high-visibility residential and shopping locations in each of its target markets. The Company's real estate selection process evaluates sites based on a variety of factors including neighborhood demographics, existing traffic patterns, site visibility, site accessibility, availability of parking, proximity of compatible retailers and potential competitors. Following this analysis, each site must be approved by senior management in each of the real estate, operations and finance areas. In 1996, the Company recruited Bruce Morningstar, previously Starbucks' Director-Northeast Development, to oversee its development process as its Vice President-Real Estate.

     In 1996, the Company focused its site selection strategy to solely target residential and shopping area sites. The Company's experience indicates that residential and shopping area sites generally offer more attractive economics as they typically are open seven days a week and capture breakfast, lunch and afternoon and evening traffic, compared to business district sites which are open five days and capture breakfast and lunch traffic only. The residential and shopping area units can also be staffed and operated more cost effectively than business district sites due to lower peak traffic constraints.

     During fiscal 1996, the Company's average cost to open a store was approximately $300,000, including all leasehold improvements, equipment, beginning inventory, as well as all expenses for the store design, site selection, lease negotiation, construction supervision and permitting. The eighteen residential and shopping area stores open for the entire period achieved average sales per store of approximately $505,000 and average sales per square foot of $710. For the quarter ended December 29, 1996, the Company achieved a chainwide store operating margin of 20.6%.

CUSTOMER SERVICE AND TRAINING

     The Company believes that the training and knowledge of its employees and the consistency and quality of the service they deliver are central to the Company's success. Management believes that an employee oriented culture creates a sense of personal responsibility among all employees, and pride in the Company's products, resulting in a higher level of customer service.

     Once hired, store employees undergo training in coffee knowledge, beverage preparation and customer service and sales skills. This training includes written training materials, lectures, observation and simulation exercises. The final stage of training is in-store training where employees work for a two week period implementing their newly learned skills. Retail store managers receive additional training in advanced coffee knowledge, communication skills and performance appraisal techniques. The Company encourages its management and employees to educate customers about the qualitative aspects of coffee and the differences among each of the Company's blends, as well as the differences between the Company's coffees and those offered by others.

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

STORE OPERATIONS

     The typical New World Coffee store is staffed with one manager, two assistant managers and between 10 and 15 hourly employees, many of whom work part-time. The hours for each store are established based on location and customer demand, but typically are from 7:00 a.m. to 9:00 p.m. or later in residential and shopping area locations and from 7:00 a.m. to 6:00 p.m. in business district locations. The store managers are overseen by a district manager, who is responsible for supervising the operations of up to 10 stores and who reports to a regional manager.

     The Company maintains financial accounting controls for each of its stores through the use of centralized accounting and management information systems to track store-by-store performance, produce required management reports, and track and manage consolidated inventory and purchasing requirements. The Company's information system currently uses a central computer and state-of-the-art POS System. At present the POS System is polled nightly via an interface to the central computer, which then creates daily, weekly and monthly management reports. Sales information is collected daily from each store and store managers are provided with operating statements for their locations.

MARKETING

     The Company's marketing strategy is to differentiate its concept and build a brand identity based upon (i) promoting the Company's status as a roaster to establish the Company's legitimacy as a high quality purveyor of award-winning fresh roasted coffees, (ii) offering a broad and deep selection of food items to distinguish its specialty coffee cafes from espresso bars which have a limited food selection, (iii) offering larger stores with comfortable seating, and a warm environment to establish them as neighborhood gathering places compared to espresso bars which have limited seating, and (iv) promoting the distinctive qualities of the Company's new products such as the New World Freezer and seasonal blends to position the Company as a unique and innovative retailer.

     New World Coffee believes that its ability to source and roast only the highest quality beans and provide only fresh roasted coffee delivers a distinguishable advantage in coffee flavor to the consumer. The Company's marketing materials and in-store decor package emphasize the Company's status as a roaster and retailer and highlight the Company's efforts to source, roast and sell only the finest, freshest coffees. These materials also educate consumers about New World Coffee's fresh roasted coffees as compared to vacuum- or valve-packed coffee from other retailers. The Company also promotes the fact that its coffees have garnered numerous awards over the years.

     To date, the Company has relied primarily on the high visibility of its real estate locations, word of mouth, public relations, and the inviting atmosphere of its stores to attract first time customers. The Company's focus on larger, higher-visibility residential and shopping area sites enhances its ability to develop a brand identity as they tend to be more visible, higher traffic residential and shopping sites and also serve as neighborhood gathering places. In addition, the Company's strategy to offer breadth and depth of high quality food items serves to distinguish it from other espresso bar competitors.

     The Company seeks to further develop its brand identity through participation in targeted local events to enhance brand awareness. For example, in New York, New World Coffee served as the exclusive coffee provider to the 1993 and 1994 New York City Marathons, the 1995 Seventh on Sixth Fashion Week shows, and Celebrate 125!, The Museum of Natural History's 125th Anniversary Celebration, the 1996 Village Jazz Festival and the 1996 Race for the Arts. The Company also conducts local coffee tastings, samplings at neighborhood events and frequent purchaser promotions, such as discounts on its "Coffee of the Month" to generate trial purchases of its products. The costs of these promotions do not have a material impact on the Company's operating results.

     A steady introduction of new coffee, drink and food products is key to the Company's marketing strategy to establish the Company as an innovative retailer, keep the concept fresh and drive incremental sales volume. For example, in 1995, the Company introduced the New World Freezer, an iced coffee and milk "slush" drink as a seasonal offering. The Company also develops seasonal blends such as Summertime Blend, designed to be consumed iced or hot to complement lighter, warm weather foods and Holiday Blend to complement richer wintery foods. In addition, "coffees of the day" are designed to encourage tasting experimentation and enhance customer knowledge of unusual blends and varieties.

     As the Company attempts to enter new markets, it plans to tailor its marketing strategy to the overall level of awareness and availability of specialty coffee in that market. In markets which have a less developed specialty coffee presence, the emphasis of the Company's promotions will initially be on the fundamental distinctions between New World Coffee and prepackaged ground coffee. In markets which are more knowledgeable about specialty coffees, the Company's advertising will focus on the superiority of New World Coffee's guaranteed freshly roasted products versus competitive specialty brands. The Company plans to use direct mail, print and other mass media advertising to expand brand awareness when the Company has achieved a market penetration which, in the Company's judgment, would make such efforts cost-effective. There can be no assurance that the Company will achieve such a level of market penetration.

COMPETITION

     The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, shoppers' clubs, specialty retailers, and a growing number of specialty coffee stores. Both the Company's whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of quality and convenience and, to a lesser extent, on price.

     The Company competes for beverages and whole bean coffee sales with franchise operators and locally owned specialty coffee stores in the United States. There are a number of competing specialty coffee retailers, such as:
Starbucks, a Seattle-based operator of gourmet coffee stores, with more than 1,100 locations; Timothy's Coffees of the World, Inc., a Toronto-based franchisor, with approximately 75 locations; Caribou Coffee Inc., a Minneapolis-based operator, with approximately 75 locations; and Pasqua's, Inc., a San Francisco-based operator, with approximately 50 locations. In addition, in virtually every major metropolitan area in which New World Coffee operates or expects to enter, local or regional competitors already exist.

     Although competition in the specialty coffee market is currently fragmented, the Company competes and, in the future will increasingly compete with Starbucks, the market's leading retailer. Starbucks, and others, have significantly greater financial, marketing and other resources than the Company. In addition to Starbucks and other current competitors, the attractiveness of the gourmet specialty coffee store market could draw one or more new major competitors with substantially greater financial, marketing, and operating resources than the Company at any time.

     The Company also expects that competition for suitable sites for new stores will be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels.

     Management believes that supermarkets pose the greatest competitive challenge in the whole bean coffee market, in part because supermarkets offer customers the convenience of not having to make a separate trip to the Company's stores. A number of nationwide coffee manufacturers, such as Kraft General Foods, Inc., Proctor & Gamble Co., and Nestle S.A., are distributing premium coffee products in supermarkets, which products may serve as substitutes for the Company's coffees. Regional specialty coffee companies, such as Millstone Coffee, Inc., also sell whole bean coffees in supermarkets.


ITEM 2.  PROPERTIES

FACILITIES

     New World Coffee leases approximately 7,550 square feet in New York, New York, approximately 1,600 square feet in Branford, Connecticut for administrative offices and training facilities and 3,800 square feet for a roasting plant. As of the date of this 10-KSB filing, New World Coffee operates a total of 40 retail stores all of which are located in leased premises.

NEW WORLD COFFEE STORE LOCATIONS AND SIGNED LEASES

                                                                                                   Approximate Retail
                      Store                             Location          Date Opened/Acquired       Square Footage
-------------------------------------------------  -------------------  -------------------------  -------------------
Sixth Avenue at 10th Street*.....................     New York, NY                          02/93                  270

Third Avenue at 67th Street*.....................     New York, NY                          07/93                  450

Madison Avenue at 47th Street*...................     New York, NY                          09/93                  650

Broad Street at Stone Street.....................     New York, NY                          02/94                  925

West Broadway at Spring Street*..................     New York, NY                          03/94                  750

Bell Atlantic Tower..............................   Philadelphia, PA                        04/94                1,150

Trump Plaza at 62nd Street*......................     New York, NY                          05/94                  475

Columbus Avenue at 80th Street*..................     New York, NY                          06/94                  500

Wall Street at Water Street......................     New York, NY                          08/94                  450

Seventh Avenue at 38th Street....................     New York, NY                          09/94                1,325

Third Avenue at 45th Street......................     New York, NY                          10/94                  450

57th Street at Lexington*........................     New York, NY                          10/94                  550

Saks Fifth Avenue at The Mall at Short Hills*....    Short Hills, NJ                        11/94                  400

Olympic Tower....................................     New York, NY                          11/94                  250

Third Avenue at 50th Street......................     New York, NY                          12/94                  625

One New York Plaza...............................     New York, NY                          12/94                  875

Market Street at 20th Street.....................   Philadelphia, PA                        12/94                  475

One Broadway at Battery Place....................     New York, NY                          12/94                  225

Lexington at 84th Street*........................     New York, NY                          02/95                  450

The Shops at Liberty Place*......................   Philadelphia, PA                        02/95                  275

Riverside Square Mall*...........................   Bergen County, NJ                       04/95                  900

Broadway at 40th Street..........................     New York, NY                          06/95                  800

Sixth Avenue at 12th Street*.....................     New York, NY                          06/95                  450

Madison Avenue at 43rd Street....................     New York, NY                          08/96                  975

125 Seventh Avenue*..............................     Brooklyn, NY                          06/96                1,925

Broadway at 75th Street*.........................     New York, NY                          06/96                  500

Columbus at 67th Street*.........................     New York, NY                          06/96                  860

Broadway at 114th Street*........................     New York, NY                          06/96                1,120

419 Main Street*.................................    Ridgefield, CT                         09/96                1,600

1006 Chapel Street*..............................     New Haven, CT                         10/96                  780

258 Church Street*...............................     New Haven,CT                          10/96                  790

276 York Street*.................................     New Haven, CT                         10/96                1,125

550 East Main Street*............................     Branford, CT                          10/96                  900

752 Boston Post Road*............................      Madison, CT                          10/96                  830

60 Temple Street.................................     New Haven, CT                         11/96                1,450

Route 59/Middletown*.............................      Nanuet, NY                           11/96                1,600

Third Avenue at 90th Street*.....................     New York, NY                          12/96                1,500

107-24 Continental*..............................   Forest Hills, NY                        12/96                2,670

1034 Willis Avenue*..............................     Albertson, NY                         12/96                1,350

Cross Roads Shopping Center*.....................    Greenburgh, NY                          1/97                1,980

400 Washington Street*...........................      Hoboken, NJ       Second Qtr. 1997 (est.)                 1,900

102 Westwood Avenue*.............................     Westwood, NJ       Second Qtr. 1997 (est.)                 1,750

162 Spring Street*...............................     New York, NY       Second Qtr. 1997 (est.)                 1,800

132 Seventh Avenue*..............................     New York, NY       Second Qtr. 1997 (est.)                 1,630

*  Specialty coffee stores located in residential or shopping areas.  Other stores listed are in business districts.
----------------------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS


     The Company's Common Stock has been quoted on the Nasdaq National Market ("Nasdaq") under the trading symbol "NWCI" since the Company commenced public trading on February 1, 1996. Prior to such date there was no public market for the Common Stock. The following table sets forth the range of high and low closing sale prices (based on transaction data as reported by the Nasdaq) for the Common Stock for each fiscal quarter during the periods indicated.


                           1996-1997                             HIGH    LOW
---------------------------------------------------------------  -----  -----



First Quarter (From February 1, 1996 to March 31, 1996)          $6.00  $3.00

Second Quarter (From April 1, 1996 to June 30, 1996)             $5.13  $3.38

Third Quarter (From August 1, 1996 to September 29, 1996)        $4.13  $2.50

Fourth Quarter (From September 30, 1996 to December 29, 1996)    $3.88  $1.75

First Quarter (From December 30, 1996 to March 14, 1997)         $3.13  $1.94
-----------------------------------------------------------------------------

     On March 14, 1997, the closing price for the Company's Common Stock as reported by Nasdaq was $2.23 a share.

     As of March 14, 1997, there were approximately 189 holders of record of the Common Stock. This number excludes individual stockholders holding stock under nominee security listings.

     The Company has not declared or paid any cash dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company opened its first specialty coffee cafe in February 1993 in New York and has grown to 40 specialty coffee cafes in New York, Connecticut, Pennsylvania and New Jersey since that date.

     In June 1996, the Company consummated the acquisition of Cooper's Coffee stores, purchasing three residential and shopping area stores in Manhattan. In August 1996, the Company consummated the acquisition of Ridgefield Coffee Company, entering the Connecticut market with one residential and shopping area store. In October 1996, the Company consummated the acquisition of Willoughby's, its coffee purveyor and roaster since its inception, which consolidated its presence in Connecticut with six additional stores, five of which are in residential and shopping areas, and vertically integrated the Company with the purchase of a roasting plant. The purchase price for Willoughby's was $3,100,000 (net of $700,000 of acquired debt immediately paid following the closing date of the purchase). This amount consisted of $600,000 cash, $600,000 cash payable on July 1, 1997, $1,700,000 in seller financing and $200,000 in restricted Common Stock. The Willoughby's acquisition has enabled the Company to lower its cost of coffee significantly, improve its quality control, and enter the mail order and wholesale businesses.

     In 1996, the Company focused its site selection strategy to target residential and shopping area sites which, based on the Company's experience, generally offer more attractive economics. In addition, the Company developed a new, larger, more comfortable format (approximately 1,800 square feet compared to 600 previously) designed to create a neighborhood gathering place environment and better capture whole bean and merchandise sales. In the fourth quarter of fiscal 1996, the Company's sales mix was 62% beverages, 23% food, 12% whole beans and 3% merchandise, compared to 63%, 32%, 5% and 0%, respectively, for the comparable 1995 quarter.

     The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth. The Company's recent operating performance has improved. Several factors underlie this improved performance:

     (a) The Company's cost of sales as a percentage of revenues for the fourth quarter of 1996 versus the comparable 1995 period has declined by 8.1% due to (i) improved coffee costs from the Willoughby's acquisition,
          (ii) improvement in the Company's ability to manage waste, resulting from the implementation of the POS System, and (iii) improved vendor pricing resulting from greater scale economies.

     (b) The Company's occupancy expense as a percentage of revenues for the fourth quarter of 1996 versus the comparable 1995 period has declined by 3.3% due to (i) the strategic refocusing of site selection towards residential and shopping area sites which carry lower occupancy costs as a percentage of revenues, (ii) expansion beyond New York City where sites carry lower occupancy costs as a percentage of revenues and
          (iii) the closing of five stores which were primarily business district stores. The Company expects that its cost of occupancy should continue to decline as it continues to expand beyond its New York City base.

     (c) The Company's personnel expense as a percentage of revenues for the fourth quarter of 1996 versus the comparable 1995 period has declined by 2.0% due to (i) improved labor scheduling resulting from the implementation of the POS System, and (ii) the increase in residential and shopping area sites which can be staffed more efficiently due to lower peak staffing demands and therefore generally lower store personnel expense ratios.

     (d) The Company's general and administrative expense as a percentage of revenues for the fourth quarter of 1996 versus the comparable 1995 period has declined by 4.0% as (i) its investment in building a senior management team is substantially complete and (ii) further growth will enable it to leverage its management and achieve greater scale economies. The Company expects that this decline should continue.

RESULTS OF OPERATIONS

Year Ended December 29, 1996 Compared to Year Ended December 31, 1995

     Revenues. Revenues increased 18.5% to $11,340,199 for fiscal 1996 from $9,572,019 for fiscal 1995. Comparable store sales for the 18 stores open for both periods decreased 8.5%. Management attributes this decrease to the opening of additional stores in Manhattan to solidify the Company's market presence, and the capacity constraints experienced in certain of the Company's primarily residential stores which average approximately 615 square feet in size and are achieving approximately $945 in average sales per square foot. The Company has, in response, expanded both its geographic focus (to four states: New York, Connecticut, Pennsylvania and New Jersey) and its average store size (to approximately 1,800 square feet for its newer stores) and expects that its comparable store sales should improve as its newer format stores enter the comparable base.

     Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for fiscal 1996 decreased to 57.1% from 62.6% for fiscal 1995. The primary components were a decrease of 5.3% in cost of goods due to the Company's implementation of the POS System which has allowed the Company to better control store purchasing and waste as well as improved coffee pricing due to vertical integration from the acquisition of Willoughby's and improved vendor pricing due to greater economies of scale. Occupancy expense as a percentage of revenues decreased 0.2%. The Company expects that its cost of occupancy as a percentage of revenues will decline significantly as it continues to expand beyond its New York City base.

     Store operating expenses as a percentage of revenues for fiscal 1996 decreased to 31.1% from 35.1% for fiscal 1995. The primary components were a 3.5% decrease in personnel costs due to improved labor scheduling as a result of the Company's implementation of the POS System and a 0.6% reduction in miscellaneous store expenses due to increased cash controls and reduced store supplies costs.

     Depreciation and amortization expenses as a percentage of revenues for fiscal 1996 increased to 11.9% from 10.8% for fiscal 1995 primarily due to increased amortization resulting from the acquisitions and costs associated with the implementation of the POS System.

     General and administrative expenses increased to $2,738,975 or 24.2% of revenues for fiscal 1996 compared to $1,784,257 or 18.6% of revenues, for fiscal 1995. Corporate payroll and recruiting expense increased by $691,683 due to the addition of a Chief Operating Officer, a Vice President-Real Estate, and Directors of Construction, Human Resources, and Training as the Company added to its infrastructure to support its planned expansion. General and administrative expenses also included $149,519 relating to investor relations and financial printing which were minimal in fiscal 1995. The Company expects that its general and administrative expenses as a percentage of revenues should continue to decline significantly as (i) its investment in building a senior management team is generally complete and (ii) further growth will enable it to leverage its management and achieve further economies of scale.

     In accordance with the Company's strategy of focusing on residential and shopping area stores, the Company recorded a provision for store closings and reorganization costs in the second quarter of fiscal 1996 of $1,800,000, of which $1,014,888 was a non-cash writedown of the fixed assets in five unprofitable stores, four of which were not in residential areas. The Company has additionally developed a more rigorous site selection process and recruited Bruce Morningstar, previously Starbucks' Director - Northeast Development, as its Vice President-Real Estate.

     Interest expense, net for fiscal 1996 decreased to $74,348 or 0.7% of revenues, from $297,587 or 3.1% of revenues for fiscal 1995. This decrease resulted primarily from the paydown of debt after the Company's initial public offering.

     The Company recorded a write-off of debt issuance costs related to the Company's bridge financing prior to its initial public offering of $1,050,000 in the first quarter of fiscal 1996. Of the charge $1,000,000 was a non-cash charge related to the issuance of warrants in connection with the financing.

     Net Loss. Net loss for fiscal 1996 increased to $5,670,951 or 50.0% of revenues from $2,901,557 or 30.3% of revenues for fiscal 1995. The primary components of this increase were one-time charges totaling 25.1% of revenues and an increase in general and administrative expenses as percentage of revenues of 5.6%, which more than offset improvements in store operating margins of 9.7%, primarily from decreases in cost of sales and personnel expenses, and a reduction in interest expense as a percentage of revenues of 2.4%.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Revenues. Revenues increased 112.2% to $9,572,019 for fiscal 1995 from $4,510,488 for fiscal 1994. Comparable store sales for the three stores opened for both periods decreased 16.6%. Management believes this decrease was not meaningful due to the small number of stores in the comparable store base. Incremental sales for the 19 stores which were opened at December 31, 1994 contributed 69.0% of the percentage increase in revenues. Sales for the 8 stores opened since December 31, 1994 contributed 43.2% of the percentage increase in revenues.

     Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for fiscal 1995 increased to 62.6% from 59.0% for fiscal 1994. The primary components were a decrease of 2.4% in cost of goods due to the Company's ability to negotiate improved vendor pricing as a result of increased purchasing power which was offset by an increase in occupancy costs of 5.9% primarily due to a large number of new store openings which carry higher occupancy expense as a percentage of revenues during their ramp-up period.

     Store operating expenses as a percentage of revenues for fiscal 1995 increased to 35.1% from 34.5% for fiscal 1994. The primary components were 0.3% increases in personnel costs and miscellaneous store expenses each due to the increase in the number of new store openings which carry higher other operating expenses as a percentage of revenues during their ramp-up period.

     Depreciation and amortization expenses as a percentage of revenues for fiscal 1995 increased to 10.8% from 6.6% for fiscal 1994 primarily due to an increase in the number of new store openings which carry higher depreciation expense as a percentage of revenues during their ramp-up period.

     General and administrative expenses increased to $1,784,257 or 18.6% of revenues for fiscal 1995 compared to $745,543 or 16.5% of revenues, for fiscal 1994. General and administrative expenses included a non-recurring charge of $137,000 taken as a reserve for non-operating leases as well as $80,000 of costs related to special marketing projects (which represent expenditures in connection with certain specific promotions, which were not continued) incurred in the first quarter of 1995, without which general and administrative expenses as a percentage of revenues would have remained constant at 16.5% of revenues. The increase also reflected the addition of key personnel such as a Chief Operating Officer, Vice Presidents of Real Estate, Operations and Finance, as well as their support teams.

     Interest expense, net for fiscal 1995 increased to $297,587 or 3.1% of revenues, from $1,140 for fiscal 1994. This increase in interest expense resulted from bank borrowings for the construction of new stores.

     Net Loss. Net loss for fiscal 1995 increased to $2,901,557 from $755,106 for fiscal 1994. Operating margins decreased to a loss of 30.3% from a loss of 16.7% in fiscal 1994, primarily due to increased occupancy costs of 5.9% as a percentage of revenues, increased depreciation and amortization expenses of 4.2% as a percentage of revenues due to the large number of new store openings which carry higher expenses as a percentage of revenues during their ramp-up period and interest expense which increased to 3.1% as a percentage of revenues.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. Accordingly, the benefit of deferred tax assets has been fully reserved as of December 29, 1996 and December 31, 1995. At December 29, 1996, the Company had net operating loss carryforwards of approximately $7,500,000 available to offset future taxable income. These amounts expire at various times through 2011. As a result of ownership changes resulting from recent sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     The Company successfully completed its initial public offering on February 1, 1996 in which the Company realized approximately $11,100,000 in net proceeds. The Company repaid its then existing bank line of $3,500,000 and repurchased from an existing shareholder approximately $2,000,000 of the Company's then outstanding Series C Preferred Stock. On June 28, 1996, the Company completed the sale of 375 shares of Series A Preferred Stock realizing approximately $3,320,000 in net proceeds. On February 26, 1997, the Company completed a private placement of 1,000,000 shares of Common Stock (the "Private Placement") realizing approximately $1,345,000 in net proceeds. The Company anticipates using proceeds of the Private Placement for general corporate purposes. In February 1997, the Company exchanged 175 shares of Series A Preferred Stock for an aggregate of 137.5 shares of a new Series B Preferred Stock and 194,440 shares of unregistered Common Stock. The Company is negotiating with the holders of the outstanding shares of Series A Preferred Stock to exchange such shares for Series B Preferred Stock and/or unregistered shares of Common Stock. The Company is pursuing a possible offering of shares of its Common Stock resulting in gross proceeds of between $4,000,000 and $6,000,000 through a registered broker-dealer. However, there can be no assurance that the Company will be successful in completing such an offering.

     The Company's capital requirement is primarily for expansion of its retail operations. Currently, all of the Company's stores are in leased facilities. During fiscal 1996, the Company's average cost to open a store was approximately $300,000, including all leasehold improvements, equipment, beginning inventory, as well as all expenses for the store design, site selection, lease negotiation, construction supervision and permitting. The Company currently estimates that capital expenditures through fiscal 1997 will be approximately $6,000,000.

     At December 29, 1996, the Company had a working capital deficit of $1,086,824 compared to a working capital deficit of $823,030 at December 31, 1995.

     The Company had net cash used in operating activities of $1,973,609 for fiscal 1996 and net cash used in operating activities of $1,027,981 for fiscal 1995.

     The Company had net cash used for investing activities of $5,023,416 for fiscal 1996 and $3,241,876 for fiscal 1995. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

     The Company had net cash provided by financing activities of $7,465,456 for fiscal 1996 and $5,020,411 for fiscal 1995. The Company funded its growth through its initial public offering and the sale of Series A Convertible Preferred Stock raising approximately $11,100,000 and $3,320,000 in net proceeds, respectively.

     The Company is currently negotiating to obtain a debt facility with a bank or other financial institution although there can be no assurance that the Company will obtain a debt facility in an amount or on such terms as will be acceptable to the Company.

     In December 1995 and January 1996, the Company obtained a bridge loan totaling $1,000,000 from certain individuals and financial institutions. The loan carried an interest rate of 10% and was repaid with proceeds from the initial public offering. In connection with the loan, the Company issued to the lenders warrants to purchase 181,818 shares of its Common Stock at a price of $0.01 per share.

     As a result of the Willoughby's transaction, the Company has scheduled debt payments of $600,000 due on July 1, 1997, $600,000 due on January 5, 1998 and $1,100,000 due on January 5, 1999.

SEASONALITY AND GENERAL ECONOMIC TRENDS

     The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, it believes based on industry experience that it would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee, acquisitions by the Company of existing specialty coffee stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings. The Company has few, if any, employees at the minimum wage level and therefore believes that an increase in the minimum wage would have minimal impact on its operations and financial condition.



ITEM 7.  FINANCIAL STATEMENTS

     Information in response to this item is set forth in the Financial Statements beginning on page F-1 of this filing.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, nominees, key employee and executive officers of the Company and their ages as of the date of this 10-KSB are as follows:




          Name             Age              Position with the Company
-------------------------  ---  --------------------------------------------------
R. Ramin Kamfar             33  President and Chief Executive Officer and Director

Bruce Morningstar           51  Vice President-Real Estate

Jerold E. Novack            41  Vice President-Finance

John DeNapoli               37  Vice President-Operations

Barry Levine                47  Vice President-Coffee

Robert Williams             48  Vice President-Coffee

Julie Calise                35  Director of Marketing

Keith F. Barket/(1)/        35  Director

Jack Bush/(2)/              61  Director

Gwenn M. Cagann             37  Director

Kevin R. Greene/(1)(2)/     38  Director

Ronald S. Hari              55  Director

Edward McCabe               59  Director

Steven A. Rothstein         45  Director

(1)   Member of Audit Committee
(2)   Member of Compensation Committee
-------------------------------------------------------------------------------

     Mr. Kamfar has served as a director since the founding of the Company. Mr. Kamfar has served as President and Chief Executive Officer since May 1996. Between August 1994 and May 1996, Mr. Kamfar served as Co-President and Co-Chief Executive Officer of the Company. Between October 1993 and August 1994, Mr. Kamfar served as Chief Executive Officer and Chief Financial Officer of the Company. Between 1988 and 1993, he worked in the Investment Banking Division of Lehman Brothers Inc., most recently as a Vice President in the firm's Private Placement Group. Prior to Lehman Brothers, Mr. Kamfar worked at First Growth (U.K.) Ltd. where he gained experience in real estate finance and development. Mr. Kamfar has a B.S. degree in Finance from the University of Maryland and an M.B.A. degree in Finance from The Wharton School at the University of Pennsylvania.

     Mr. Morningstar joined the Company as Vice President-Real Estate in March 1996. From 1994 to 1996, he served as the Director of Development, Northeast for Starbucks Corporation, where he planned, developed and opened new markets in Atlanta, Richmond, Baltimore, Philadelphia, Pittsburgh, New Jersey and Boston, opening over 100 stores. From 1992 to 1994, he served as Director of Real Estate for Clothestime Stores, Inc. From 1987 to 1992, he served as Director of Real Estate for Woman's World Shops, Inc. Prior to that time, Mr. Morningstar held various real estate positions with Winchells Donuts, Inc., Payless Shoes, Inc. and See's Candies. Mr. Morningstar has a B.A. degree in Government from Wesleyan University and a J.D. degree from South Bay University School of Law.

     Mr. Novack joined the Company as Vice President-Finance in June 1994. From 1991 to 1994, he served as Vice President/Controller of The Outdoor Furniture Store, Inc., a specialty retail chain. From 1988 to 1991, he served as Controller for Richmond Ceramic Tile, Inc., a retailer and distributor of ceramic tile. From 1985 to 1988, Mr. Novack served as Assistant Controller for Brooks Fashion Stores, Inc., a specialty retail chain. Prior to 1985, Mr. Novack served as Import Division Controller for Mercantile Stores Company, Inc., a department store chain. Mr. Novack has a B.S. degree in Accounting from Brooklyn College, City University of New York.

     Mr. DeNapoli joined the Company as Vice President-Operations in August 1996. From 1992 to 1996, Mr. DeNapoli served as Regional Director of Operations for Atlantic Foods Corporation, where he was responsible for the development and operation of 46 Boston Market restaurants. From 1987 to 1992, he served as Vice President of Operations for The American Cafe. Prior to that time, Mr. DeNapoli held various operations positions with W.R. Grace Restaurant Group, Marriott International, Corp., and Host International, Inc. Mr. DeNapoli graduated from the Florida International University with a B.S. in Restaurant and Hotel Management.

     Mr. Levine joined the Company as Vice President-Coffee in October 1996. From 1985 to 1996, he served as co-founder and co-Chief Executive Officer of Willoughby's, where he jointly directed coffee sourcing and roasting, site selection, store design, operations, strategic planning and development. From 1980 to 1987 he co-founded and operated New York Bread Express, a wholesale baked goods distributor. Prior to that time, Mr. Levine held various positions in the publishing industry.

     Mr. Williams joined the Company as Vice President-Coffee in October 1996. From 1985 to 1996, he served as co-founder and co-Chief Executive Officer of Willoughby's, where he jointly directed coffee sourcing and roasting, site selection, store design, operations, strategic planning and development. From 1980 to 1987 he co-founded and operated New York Bread Express, a wholesale baked goods distributor. Prior to that time Mr. Williams held various positions in the publishing industry.

     Ms. Calise joined the Company as Director of Marketing in June 1996 and is the key employee set forth in the table. From 1995 to 1996, she served as Creative Director-Marketing/Visual Merchandising for The Coffee Plantation, Inc. where she was responsible for developing in-store marketing, merchandising and retail programs. From 1991 to 1994, she was Director of Purchasing/Visual at Hayday, a subsidiary of Sutton Place Gourmet. From 1988 to 1991, she founded and operated Baskets From the Heart, a gift basket business. Ms. Calise has a B.A. degree in Communications from Curry College.

                                     III-1

     Mr. Barket has served as a director of the Company since June 1995. Mr. Barket is the Managing Director of Amerimar Enterprises Inc., a real estate investment and development company based in Philadelphia. Mr. Barket has been with Amerimar since 1988 and has been involved in a variety of office, retail, residential and hotel projects. From 1984 to 1986, he worked as a senior tax accountant with Arthur Andersen & Co. in New York City. Mr. Barket received his B.A. degree from Georgetown University and received his M.B.A. degree from The Wharton School at the University of Pennsylvania.

     Mr. Bush has served as a director of the Company since February 1996. Mr. Bush has served as a Managing Director of Raintree Partners, Inc. since September 1995. Mr. Bush served as President and Chief Operating Officer of Michaels Stores, Inc., a retailer of crafts, from 1991 to September 1995. From 1990 to 1991, Mr. Bush served as Executive Vice President, Director of Stores of Ames Discount Department Stores, Inc. From 1985 to 1990, Mr. Bush worked for Rose's Stores, Inc., first as Senior Vice President of Operations and Stores and subsequently as President and Chief Operating Officer. Prior to 1985, Mr. Bush served as Vice President Southern Zone Manager with Zayre Corporation, an operator of discount stores, and served in various positions with J.C. Penney, Inc. Mr. Bush received a B.S. degree in Business and Public Administration from the University of Missouri.

     Ms. Cagann has served as a director since the founding of the Company. Ms. Cagann has served as a consultant since May 1996. Between August 1994 and May 1996, Ms. Cagann served as Co-President and Co-Chief Executive of the Company. Between October 1993 and August 1994, Ms. Cagann served as President of the Company, and between June 1993 and October 1993, she served as President and Chief Executive Officer. Between 1990 and 1992, she was a Senior Product Manager at Colgate-Palmolive Company. Ms. Cagann has a B.S. degree in Finance and Marketing from the University of Illinois and an M.M. degree from the Kellogg Graduate School of Management at Northwestern University.

     Mr. Greene has served as a director of the Company since May 1996. Mr. Greene has served as Chairman and Chief Executive Officer of Value Investing Partners, Inc. since 1992. Between 1986 and 1991, Mr. Greene served as a Senior Manager at McKinsey & Company, an international management consulting firm. Mr. Greene has a B.A. in Economics from Georgetown University, an M.P.P. in International Trade and Finance from Harvard University, and an M.B.A. in Finance from New York University. Mr. Greene is currently a director of Specialty Retail Group, Inc.

     Mr. Hari has served as a director of the Company since February 1997. Mr. Hari has served as the President and Chief Executive Officer of Capico International, a marketing, investment and consulting firm focusing in the bakery and food industries since 1985. Mr. Hari has served as Executive Vice President of Manhattan Bagel Company from 1994 to August 1996. Mr. Hari has a B.S. in Business Administration from the University of Vermont and an M.B.A. in Marketing from the University of California, Los Angeles.

     Mr. McCabe has served as director of the Company since February 1997. Mr. McCabe is Chief Executive Officer of McCabe & Company, an advertising and communications company he founded in 1991. From 1967 to 1986 he served in various capacities, most recently as President and Worldwide Creative Director at Scali, McCabe, Sloves, Inc. an advertising agency he co-founded and built into the tenth largest agency in the world.

     Mr. Rothstein has served as a director of the Company since February 1996. Mr. Rothstein has been Chairman of the Board of National Securities Corporation, a securities broker-dealer ("National"), since 1995. Since February 1996, Mr. Rothstein has been Chairman of the Board of Directors of Olympic Cascade Financial Corporation, the parent of National. From 1994 to 1995, Mr. Rothstein served as a Managing Director of H.J. Meyers & Co., a securities broker-dealer. From 1992 to 1994, he served as a Managing Director of Rodman and Renshaw, Inc., a securities broker-dealer. From 1989 to 1992, he served as a Managing Director of Oppenheimer & Co. From 1979 to 1989, Mr. Rothstein was a limited partner of Bear Stearns & Co. Mr. Rothstein received an A.B. degree from Brown University. Mr. Rothstein is currently a director of SigmaTron International, Inc. and Gateway Data Science Corporation.

     All directors currently serve for one-year terms and until their successors have been elected and qualified. Officers are elected annually and serve at the discretion of the Board. There are no family relationships between any of the directors or executive officers of the Company.

                                     III-2

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table provides certain information concerning the compensation earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company during 1995 and 1996, and any executive officers of the Company who received compensation in excess of $100,000 during 1995 and 1996 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
                                                                               Long Term
                                                                              Compensation
                                     Annual Compensation                         Awards
                              ----------------------------------------------  ------------
                                                       Other
                                                      Annual
                                                      Compen-     Securities   All Other
Name and Principal               Salary     Bonus     sation      Underlying  Compensation
 Position                         ($)        ($)        ($)        Options        ($)
                                --------   --------   -------     ----------  ------------
R. Ramin Kamfar                 $118,750   $ 10,000   $ 9,000(1)     125,000             -
Chief Executive Officer and
 President

Jerold E. Novack                 100,000     30,000     6,000(1)      75,000             -
Vice President-Finance

Sidney Laytin(2)                 134,467      3,247    19,947(1)           -             -
Executive Vice President and
 Chief Operating Officer
------------------------------------------------------------------------------------------

----------------------
(1) Represents car and commuting allowances for the respective individuals.
(2) Mr. Laytin was no longer employed by the Company in October 1996.

                                     III-3

STOCK OPTION GRANTS

     Set forth below is information on grants of stock options for the Named Executive Officers for the period January 1, 1996 to December 29, 1996.

                             OPTION GRANTS IN 1996


                                     Individual Grants
                    ---------------------------------------------------



                                                                           Potential Realizable Value
                     Number of     Percent of                                At Assumed Annual Rates
                     Securities   Total Options   Exercise                 of Stock Price Appreciation
                     Underlying    Granted to      Price                       for Option Term(1)
                       Option     Employees in     ($ per    Expiration    -----------------------------
Name                  Granted      Fiscal Year     share)       Date             5%             10%
------------------  ------------  -------------   --------   ----------    -------------  --------------
R. Ramin Kamfar...  115,000/(2)/           34.8%     $2.31      8/13/06         $167,246        $423,835
                     10,000/(3)/            3.0       5.50      8/13/06                -           4,980
Jerold E. Novack..   65,000/(4)/           19.7       3.87       7/2/06                -         137,996
                     10,000/(5)/            3.0       5.50       7/2/06                -           4,980
--------------------------------------------------------------------------------------------------------

-------------------------------

(1) The potential realizable value is calculated based on the term of the option at the time of grant (ten years). Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of grant.
(2) Options were granted on August 13, 1996 and are exercisable with respect to 83,334 shares in two equal annual installments commencing on August 13, 1997 and the remainder of such options, 31,666 shares are exercisable on August 13, 1999. The exercise price of the options is equal to the closing price on the Nasdaq of the Common Stock on October 1, 1996.
(3) Options were granted on August 13, 1996 at the same exercise price as the options listed in footnote 2. On October 30, 1996, Mr. Kamfar voluntarily repriced such options to $5.50, the initial public offering price of the Common Stock. Such options are exercisable on August 13, 1999.
(4) Options were granted on July 2, 1996. Options relating to 15,000 shares were exercisable immediately and the remainder of such options relating to 25,000 shares are exercisable in three equal annual installments commencing July 2, 1997. The exercise price of the options is equal to the closing price on the Nasdaq of the Common Stock on July 2, 1996.
(5) On October 30, 1996, Mr. Novack voluntarily repriced certain options to $5.50 the initial public offering price of the Common Stock. Such options are exercisable on July 2, 1999.


FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to the stock options held at December 29, 1996 by the Company's executive officers.

                                     III-4

                               1996 OPTION VALUES


                            Number of
                      Securities Underlying        Value of Unexercised
                       Unexercised Options         In-the-Money Options
                           at Year End              at Year End($)(1)
                    --------------------------  --------------------------
Name                Exercisable  Unexercisable  Exercisable  Unexercisable
------------------  -----------  -------------  -----------  -------------

R. Ramin Kamfar...       29,156        139,578      $47,491        $48,657
Jerold E. Novack..       51,987         75,000         __            __
----------

(1) Calculated based on an assumed share price of $2.50 per share, less the exercise price payable for such shares.


EMPLOYMENT CONTRACTS

     As of July 1996, the Company entered into a new employment agreement with Mr. Kamfar, the Company's President and Chief Executive Officer. The agreement expires on December 31, 1997 but is automatically renewed for additional one-year periods commencing each January 1 unless either party gives written notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the end of each term on any such renewal. The agreement provides for a compensation package of $137,500 per year, an annual performance bonus of between 10% and 50% of the base salary for calendar year 1996, and an annual performance bonus of between 0% and 50% of the base salary for calendar year 1997. Each bonus is based on the attainment of certain corporate and individual goals. In addition, pursuant to the agreement, Mr. Kamfar was granted options on 125,000 shares of the Company's Common Stock. The options were classified as incentive stock options under the 1994 Plan. Pursuant to the agreement, Mr. Kamfar has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that the Company terminates Mr. Kamfar's employment upon a change in control or terminates Mr. Kamfar's employment other than for cause, he will be paid severance compensation equal to two times his annual base salary (at the rate payable at the time of such termination) plus an amount equal to the greater of two times the amount of his bonus for the calendar year preceding such termination or 25% of his base salary. For a period of one year following Mr. Kamfar's voluntary termination or termination for cause, Mr. Kamfar cannot perform services for, have an equity interest (except for an interest of 10% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business (other than the Company) that engages in the marketing or sale of specialty coffee as its principal business.

     Mr. Kamfar's employment agreement defines a "change of control" as: 1) the acquisition of more than 40% of the voting stock of the Company by a single person or group; 2) a change in the majority of the Board of Directors as a result of a cash tender offer, merger, sale of assets or contested election; 3) the approval by shareholders of the Company of a merger or sale of all or substantially all of the Company's assets; 4) the closing of a transaction in which more than 50% of the Company's voting power is transferred and 5) a tender offer which results in a person or a group acquiring more than 40% of the Company.

     As of July 1996, the Company entered into an employment agreement with Mr. Novack, the Company's Chief Financial Officer. The agreement expires on June 30, 1997. The agreement provides for a compensation package of $110,000 per year and an annual performance bonus of 20% to 50% of the base salary based on the attainment of certain corporate and individual goals. In addition, pursuant to the agreement, Mr. Novack was granted options on 75,000 shares of the Company's Common Stock. The options were classified as incentive stock options under the 1994 Plan. Pursuant to the agreement, Mr. Novack has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that the Company terminates Mr. Novack's employment other than for cause, he will be paid severance compensation equal to his base salary (at the rate payable at the time of such termination) for a period of six months.
In the event of Mr. Novack's voluntary termination, as defined in the agreement, subsequent to December 31, 1996, he will be paid severance compensation equal to his base salary (at the rate payable at the time of such termination) for a period of three months. For a period of one year following Mr. Novack's voluntary termination or

                                     III-5
termination for cause, Mr. Novack cannot perform services for, have an equity interest (except for an interest of 5% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business that engages in the marketing or sale of specialty coffee as its principal business.

     In January 1997, the Company entered into an employment agreement with Mr. Morningstar, the Company's Vice President-Real Estate. The agreement expires on June 30, 1998. The agreement provides for a compensation package of $112,500 per year and an annual performance bonus of an amount not exceeding 30% of the base salary based on the attainment of certain corporate and individual goals. Pursuant to the terms of the agreement, Mr. Morningstar has agreed to maintain the confidentiality of any proprietary information of the Company.

     In the event that the Company terminates Mr. Morningstar's employment other than for cause, he will be paid severance compensation equal to his base salary (at the rate payable at the time of such termination) for a period of up to six months. For a period of one year following Mr. Morningstar's voluntary termination or termination for cause, Mr. Morningstar cannot perform services for, have an equity interest (except for an interest of 5% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business that engages in the marketing or sale of specialty coffee as its principal business.

INDEMNIFICATION OF DIRECTORS AND OFFICERS AND RELATED MATTERS

     The Company's Certificate of Incorporation limits, to the maximum extent permitted by the General Corporation Law of the State of Delaware ("Delaware Law"), the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers (other than liabilities arising from acts or omissions which involve intentional misconduct, fraud or knowing violations of law or the payment of distributions in violation of Delaware Law). The Certificate of Incorporation provides further that the Company shall indemnify to the fullest extent permitted by Delaware Law any person made a party to an action or proceeding by reason of the fact that such person was a director, officer, employee or agent of the Company. Subject to the Company's Certificate of Incorporation, the Bylaws provide that the Company shall indemnify directors and officers for all costs reasonably incurred in connection with any action, suit or proceeding in which such director or officer is made a party by virtue of his being an officer or director of the Company except where such director or officer is finally adjudged to have been derelict in the performance of his duties as such director or officer.

     At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1997, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company's directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.




                                              Shares
Name and Address of                         Beneficially
Beneficial Owner                                Owned       Percentage
-----------------------------------------  ---------------  -----------
Lutheran Brotherhood
625 Fourth Avenue
5th Floor
Minneapolis, MN 55415                             602,900         9.6 %

                                     III-6

Robertson Stephens Global
  Low-Priced Stock Fund
555 California Street
San Francisco, CA 94104                            432,000         6.9%

R. Ramin Kamfar
Chief Executive Officer
and President and Director                    426,120/(1)/         6.8%

Gwenn M. Cagann
Director                                   345,296/(2)(3)/         5.5%

Kevin R. Greene
Director                                      144,159/(4)/         2.3%

Jerold E. Novack
Vice President-Finance                        103,315/(5)/         1.6%

Steven A. Rothstein
Director                                       94,100/(6)/         1.5%

Keith F. Barket
Director                                       37,837/(7)/            *

Jack Bush
Director                                       14,000/(7)/            *

Ronald S. Hari
Director                                       11,000/(8)/            *

Edward McCabe
Director                                       10,000/(8)/            *

All directors and executive officers as
 a group (9 persons)                             1,185,827        17.7%
-------------------------------------------------------------------------

                                     III-7

____________________
*   Less than one percent (1%).

(1) Includes 29,156 shares which may be acquired upon the exercise of options which will be exercisable within 60 days. Does not include 139,578 shares underlying stock options which are not exercisable within 60 days.
(2) Includes 53,734 shares which may be acquired upon the exercise of options which will be exercisable within 60 days.
(3) Ms. Cagann is married to Ross A. MacIntyre who is also a shareholder. Each holds his or her shares pursuant to a separate property agreement. Accordingly, each disclaims beneficial ownership of the other's shares.
(4) Includes 141,159 shares which may be acquired upon the exercise of presently exercisable options and warrants.
(5) Includes 103,315 shares which may be acquired upon the exercise of presently exercisable options. Does not include 65,000 shares underlying stock options which are not exercisable within 60 days.
(6) Includes 94,000 shares which may be acquired upon the exercise of presently exercisable common stock purchase warrants and 100 shares which are owned by one of Mr. Rothstein's children.
(7) Includes 14,000 shares which may be acquired upon the exercise of presently exercisable options.
(8) Includes 10,000 shares which may be acquired upon the exercise of presently exercisable options.

                                     III-8

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In April and June 1995, the Company sold 631,579 shares of its Series C Preferred Stock to certain investors, including 421,052 to Maritime Capital Partners, at a purchase price of $4.75 per share. Andrew Evans, who was then a director of the Company, is a general partner of Maritime Capital Partners. Smith Barney Inc. acted as placement agent for the private placement of certain of the shares of Series C Preferred Stock and earned an aggregate of $166,500 in commissions and expenses. Cary Sucoff, then a director of the Company, was a Senior Vice President of Smith Barney Inc. at the time.

     In July 1995, the Company entered into an agreement with Maritime Capital Partners giving the Company the right, until January 1996, to repurchase such 421,052 shares of Series C Preferred Stock (or the Common Stock into which such shares are convertible) from Maritime Capital Partners for consideration of approximately $2,000,000. In December 1995, this agreement was amended to extend the Company's repurchase right until March 31, 1996. In connection with the agreement and the amendment, the Company issued Maritime Capital Partners a warrant to purchase 87,469 shares of Common Stock at $0.01 per share and a warrant to purchase 25,000 shares of Common Stock at $0.01 per share. The Company repurchased these shares of Series C Preferred Stock at the closing of the Company's initial public offering, with a portion of the net proceeds from such offering.

     In December 1995 and January 1996, the Company entered into a bridge loan transaction with a group of institutional and individual lenders including several affiliates of the Company. Of the total loan amount of $1,000,000, the Company borrowed $30,000 from Keith Barket (a director of the Company), $25,000 from KFB, Inc. (a company affiliated with Keith Barket), $25,000 from Jerold Novack and $45,000 from Jerold Novack as custodian for his minor children. The loan carried an interest rate of 10% and matured on the earlier of 10 days after the closing of a public offering or June 30, 1996. In connection with the loan, the Company issued to each lender a warrant exercisable until December 31, 1998 to purchase, for $0.01 per share, a number of shares of Common Stock determined by dividing such lender's loan amount by $5.50 (5,455 for Keith Barket, 4,545 for KFB, Inc., 4,545 for Jerold Novack and 8,182 for Jerold Novack as custodian for his minor children). The warrants were exercisable immediately, but the shares issued pursuant to the warrants were subject to a six month lock-up agreement.

     On May 30, 1996, the Company entered into a one year consulting agreement with Gwenn M. Cagann whereby the Company was obligated to pay Ms. Cagann $88,784 upon execution of such consulting agreement and $25,000 in twelve (12) equal monthly installments. Pursuant to such consulting agreement Ms. Cagann may not directly or indirectly, without the prior written consent of the Company, compete with the Company until June 1, 1997. In addition, Ms. Cagann has agreed that all confidential information relating to the business or operations of the Company shall be treated as confidential for a period terminating five (5) years after the end of the consulting period thereafter except (a) as may be permitted in writing by the Company's Board of Directors, or (b) as required by judicial or administrative process.

     Value Investing Partners, Inc. was paid a commission for selling certain shares of the Series A Preferred Stock which was completed on June 28, 1996. Kevin R. Greene, a director of the Company, is the Chairman and Chief Executive Officer of Value Investing Partners, Inc.

     The Company's initial public offering, which became effective on February 1, 1996, was co-managed by National Securities Corporation and Value Investing Partners, Inc. Steven A. Rothstein and Kevin R. Greene, who are directors of the Company, are the Chairman and Chief Executive Officer of National Securities Corporation and Value Investing Partners, Inc., respectively. Mr. Rothstein and Mr. Greene were not directors of the Company at the time of the Company's initial public offering. The Company has agreed that, for

                                     III-9
three years following its initial public offering, it will use its best efforts to cause one individual designated by the Representatives, if any, to be elected to the Company's Board of Directors.

     All future transactions, including loans, between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    III-10

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          3.1  Articles of incorporation(1)
          3.2  By-laws(2)
          4.1  Specimen Common Stock Certificate of Registrant(2)
          4.2 Form of Representatives' Warrant Agreement, including Form of Representatives Warrant(2)
          4.3  Certificate of Designation of Series A Preferred Stock(3)
          4.4  Certificate of Designation of Series B Preferred Stock (5)
          4.5 Registration Rights Agreement with respect to Series A Preferred Stock(3)
          4.6 Registration Rights Agreement by and among the Registrant and Barry H. Levine and Robert B. Williams(4)
          4.7 Promissory Note by and between the Registrant and Robert B. Williams(4)
          4.8  Promissory Note by and between the Registrant and Barry H.
                Levine(4)
         10.1  1994 Stock Plan(2)
         10.2 Employment Agreement by and between the Registrant and Barry H. Levine(4)
         10.3 Employment Agreement by and between the Registrant and Robert B. Williams(4)
         10.4  Employment Agreement with R. Ramin Kamfar(5)
         10.5  Employment Agreement with Jerold Novack(5)
         10.6 Stock Purchase Agreement by and among Barry H. Levine, Robert B. Williams and Willoughby's Incorporated and the Registrant(4)
         10.7  Series A Preferred Stock Purchase Agreement(2)
         10.8  Series B Preferred Stock Purchase Agreement(2)
         10.9  Series C Preferred Stock Purchase Agreement(2)
         10.10 Line of Credit Agreement with Banco Popular de Puerto Rico(2)
         10.11 Agreement with Willougby's Incorporated(2)
         10.12 Investor Rights Agreement(2)
         10.13 Stock Repurchase Agreement with Maritime Capital Partners, as amended(2)
         10.14 Directors' Option Plan(2)
         10.15 Agreement with Saks & Company(2)
         10.16 Employment Agreement with Gwenn M. Cagann(2)
         10.17 Employment Agreement with Sidney Laytin(2)
         10.18 Loan Agreement dated December 21, 1995 between the Registrant and certain lenders(2)
         11.1 Statement re computation of per share earnings (included in the Financial Statements forming a part of this 10-KSB)
         21.1  List of Subsidiaries
         23.1  Consent of Arthur Andersen LLP
     (b) Reports on Form 8-K
         During the fourth quarter of 1996, the Company filed a Report on
         Form 8-K with respect to the acquisition of Willoughby's.
----------
(1) Incorporated by reference to Exhibit 3.2 from Registrant's registration statement on Form SB-2 effective February 1, 1997.
(2) Incorporated by reference from Registrant's registration statement on Form SB-2 effective February 1, 1997.
(3) Incorporated by reference from Registrant's Current Report on Form 8-K dated July 12, 1996.
(4) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 12, 1996.
(5) To be filed by amendment.

                             NEW WORLD COFFEE, INC.

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                         NEW WORLD COFFEE, INC. AND SUBSIDIARY

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                                                                                                  Page
                                                                                                                --------
1.    Consolidated Financial Statements
      Report of Independent Public Accounts.................................................................    F-2
      Consolidated Balance Sheet as of December 29, 1996....................................................    F-3
      Consolidated Statements of Operations for the years ended December 31, 1995 and December 29, 1996.....    F-4
      Consolidated Statements of Changes in the Stockholders' Deficit for the years ended
      December 31, 1995 and December 29, 1996...............................................................    F-5
      Consolidated Statements of Cash Flows for the years ended December 31, 1995 and December 29, 1996.....    F-6
      Notes to Consolidated Financial Statements............................................................  F-7-F-16

                                 EXHIBIT INDEX


27.  Financial Data Schedule.