Form 10KSB40/A
period 1996-12-29
NEW WORLD COFFEE INC
filed 1997-03-19
CIK 949373

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New World Coffee, Inc.:

  We have audited the accompanying consolidated balance sheet of New World Coffee, Inc. (a Delaware corporation) and subsidiary as of December 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New World Coffee, Inc. and subsidiary as of December 29, 1996 and the results of their operations and their cash flows for the years ended December 31, 1995 and December 29, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen, LLP

New York, New York
March 6, 1997

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 29, 1996

                                    ASSETS
                                    ------
Current Assets:
  Cash and cash equivalents...................................... $  1,419,786
  Receivables....................................................      288,329
  Inventories....................................................      450,722
  Prepaid expenses...............................................      116,533
                                                                  -------------
    Total current assets.........................................    2,275,370
Property and equipment, net......................................   10,208,339
Goodwill, net of accumulated amortization of $69,851.............    3,567,721
Other assets, net................................................      904,757
                                                                  -------------
    Total assets................................................. $ 16,956,187
                                                                  =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
  Accounts payable............................................... $    866,098
  Accrued expenses...............................................    1,100,942
  Accrued compensation...........................................      318,487
  Current portion of notes payable...............................      846,645
  Current portion of obligations under capital leases............      230,022
                                                                  -------------
    Total current liabilities....................................    3,362,194
                                                                  -------------
Deferred rent....................................................      614,285
                                                                  -------------
Notes payable....................................................    2,200,269
                                                                  -------------
Obligations under capital leases.................................      496,961
                                                                  -------------
Commitments (Note 9)
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized..           --
  Series A Convertible Preferred Stock, $.001 par value; 400
   shares authorized, 375 issued, 320 outstanding................           --
  Common Stock, $.001 par value; 20,000,000 shares authorized;
   5,034,812 shares issued and outstanding.......................        5,035
  Additional paid-in capital.....................................   20,820,172
  Accumulated deficit............................................  (10,542,729)
                                                                  -------------
    Total stockholders' equity...................................   10,282,478
                                                                  -------------
    Total liabilities and stockholders' equity................... $ 16,956,187
                                                                  =============

The accompanying notes are an integral part of this consolidated balance sheet.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 29, 1996

                                                           1995         1996
                                                       ------------ ------------
Revenues.............................................  $ 9,572,019  $11,340,199
Cost of sales and related occupancy costs............    5,995,396    6,473,515
Store operating expenses.............................    3,362,490    3,521,350
                                                       ------------ ------------
  Store operating income.............................      214,133    1,345,334
Depreciation and amortization........................    1,033,846    1,352,961
General and administrative expenses..................    1,784,257    2,738,975
Provision for store closings and reorganization
 costs...............................................           --    1,800,000
                                                       ------------ ------------
  Operating loss.....................................   (2,603,970)  (4,546,602)
Interest expense, net of interest income of $17,000
 and $76,036 in 1995 and 1996, respectively..........      297,587       74,349
Write-off of debt issuance costs.....................           --    1,050,000
                                                       ------------ ------------
  Net loss...........................................  $(2,901,557) $(5,670,951)
                                                       ============ ============
Net loss per common shares...........................  $     (2.71) $     (1.26)
                                                       ------------ ------------
Pro forma loss per common shares.....................  $     (1.73) $        --
                                                       ------------ ------------
Weighted average number of common shares outstanding:
  Historical.........................................    1,398,912    4,517,801
                                                       ------------ ------------
  Pro forma..........................................    2,187,166           --
                                                       ------------ ------------

 The accompanying notes are an integral part of these consolidated statements.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 29, 1996

                                                                                             TOTAL
                         PREFERRED STOCK      COMMON STOCK     ADDITIONAL                STOCKHOLDERS'
                         ----------------  ------------------   PAID-IN     ACCUMULATED     EQUITY
                         SHARES   AMOUNT     SHARES   AMOUNT    CAPITAL       DEFICIT      (DEFICIT)
                         -------  -------  ---------- ------- ------------ ------------- -------------
Balance, December 31,
 1994...................      --   $   --  1,213,725  $1,214  $   248,867  $ (1,068,091) $  (818,010)
 Warrants issued to
  Series C preferred
  stockholder...........      --       --         --      --      887,250      (887,250)          --
 Warrants issued in
  connection with bridge
  financing.............      --       --         --      --      753,627            --      753,627
 Net loss...............      --       --         --      --           --    (2,901,557)  (2,901,557)
                          -------  ------- ---------- ------- ------------ ------------- ------------
Balance, December 31,
 1995...................      --       --  1,213,725   1,214    1,889,744    (4,856,898)  (2,965,940)
 Issue of warrants in
  connection with bridge
  financing.............      --       --         --      --      246,373            --      246,373
 Common Stock shares
  issued in connection
  with the Initial
  Public Offering, net
  of offering expenses..      --       --  2,500,000   2,500   10,884,920            --   10,887,420
 Common Stock shares
  issued in connection
  with the conversion of
  Series A, B, and C
  convertible,
  redeemable, preferred
  stock and preferred
  stock warrants, net of
  offering expenses.....      --       --    900,723     901    4,218,120            --    4,219,021
 Shares issued in
  connection with the
  exercise of stock
  options and bridge
  financing warrants....      --       --    176,356     176       61,070            --       61,246
 Issuance of Series A
  convertible preferred
  stock, net of offering
  expenses..............     375       --         --      --    3,320,189            --    3,320,189
 Common Stock shares
  issued in connection
  with the conversion of
  Series A convertible
  preferred stock.......     (55)      --    221,022     221         (221)           --           --
 Common Stock shares
  issued in connection
  with the acquisition
  (Note 7)..............      --       --     22,986      23      199,977            --      200,000
 Net loss...............      --       --         --      --           --    (5,670,951)  (5,670,951)
 Dividends paid on
  Series A preferred
  stock.................      --       --         --      --           --       (14,880)     (14,880)
                          -------  ------- ---------- ------- ------------ ------------- ------------
Balance, December 29,
 1996...................     320   $   --  5,034,812  $5,035  $20,820,172  $(10,542,729) $10,282,478
                          =======  ======= ========== ======= ============ ============= ============

 The accompanying notes are an integral part of these consolidated statements.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 29, 1996

                                                          1995         1996
                                                      ------------ ------------
Cash Flows From Operating Activities:
 Net loss............................................ $(2,901,557) $(5,670,951)
 Adjustments to reconcile net loss to net cash used
  in operating activities--
 Depreciation and amortization.......................   1,033,846    1,352,961
 Write-off of non-cash debt issuance costs...........          --    1,000,000
 Accrued interest on notes payable...................          --       34,881
 Increase (decrease) in cash resulting from changes
  in operating assets and liabilities--
  Receivables........................................      11,213      380,720
  Inventories........................................     (69,492)     (38,950)
  Prepaid expenses...................................     136,210        9,692
  Deposits and other assets..........................    (185,324)    (263,264)
  Accounts payable...................................     245,242     (379,672)
  Accrued expenses...................................     286,932      294,627
  Accrued compensation...............................     123,443        1,709
  Deferred rent......................................     291,506      106,853
 Charges due to restructuring and store closing
  activities:
  Provision for store closing costs and
   restructuring charges.............................          --      785,112
  Payment of store closing costs and restructuring
   charges...........................................          --     (602,215)
  Write-off of fixed assets..........................          --    1,014,888
                                                      ------------ ------------
   Net cash used in operating activities.............  (1,027,981)  (1,973,609)
                                                      ------------ ------------
Cash Flows From Investing Activities:
 Capital expenditures................................  (3,241,876)  (3,604,514)
 Acquisitions (Note 7)...............................          --   (1,418,902)
                                                      ------------ ------------
   Net cash used in investing activities.............  (3,241,876)  (5,023,416)
                                                      ------------ ------------
Cash Flows From Financing Activities:
 Issuance of Series A Convertible Preferred Stock,
  net of issuance costs of approximately $430,000....          --    3,320,189
 Issuance of common stock shares in connection with
  the initial public offering, net of offering
  expenses...........................................          --   11,074,159
 Redemption of Series C Convertible Redeemable
  Preferred Stock ...................................          --   (1,999,997)
 Issuance of Series A, B, C Convertible Preferred
  Stock and Redeemable Preferred Stock, net of
  issuance costs of approximately $250,000...........   2,744,529           --
 Payments of deferred offering costs.................    (177,000)          --
 Proceeds from issuance of notes payable.............   2,250,000           --
 Expenses paid in relation to Series A, B and C
  Convertible Preferred Stock to Common Stock........          --      (11,033)
 Shares issued in connection with the exercise of
  stock options and bridge financing warrants........          --       61,246
 Proceeds from bridge financing......................     755,000      245,000
 Repayments of bridge financing......................          --   (1,000,000)
 Repayments of capital leases........................     (52,118)    (155,415)
 Repayments of notes payable.........................    (500,000)  (4,053,813)
 Dividends paid on Series A Convertible Preferred
  Stock..............................................          --      (14,880)
                                                      ------------ ------------
   Net cash provided by financing activities.........   5,020,411    7,465,456
                                                      ------------ ------------
   Net increase in cash..............................     750,554      468,431
Cash, beginning of year..............................     200,801      951,355
                                                      ------------ ------------
Cash, end of year....................................     951,355    1,419,786
                                                      ------------ ------------
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest, net of
  amount capitalized.................................     314,600       76,483
 Noncash investing and financing activities--
 Equipment acquired under capital leases.............     156,527      712,535
 Conversion of Series A, B and C Convertible
  Preferred Stock to Common Stock....................          --    4,230,054
 Conversion of Series A Convertible Redeemable
  Preferred Stock to Common Stock....................          --      550,000
 Issuance of warrants in connection with bridge
  financing..........................................     753,627      246,373
 Issuance of warrants to Series C preferred
  stockholder........................................     887,250           --
 Issuance of notes related to the acquisitions (Note
  7).................................................          --    3,012,033
 Issuance of Common Stock related to the acquisition
  (Note 7)...........................................          --      200,000
 Details of acquisitions (Note 7)
 Fair value of assets acquired.......................          --   (1,662,672)
 Goodwill............................................          --   (3,637,572)
 Liabilities assumed.................................          --      669,309
 Notes issued........................................          --    3,012,033
 Common Stock issued.................................          --      200,000
                                                      ------------ ------------
   Net cash paid for acquisitions....................          --   (1,418,902)
                                                      ============ ============

 The accompanying notes are an integral part of these consolidated statements.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND DECEMBER 29, 1996

1. NATURE OF BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business and Organization

  New World Coffee, Inc. (the "Company") is incorporated in Delaware and sells freshly brewed gourmet coffees, coffee-based beverages and an assortment of light food products through its 40 specialty coffee cafes located in New York, New Jersey, Pennsylvania and Connecticut.

  Commencing October 25, 1996, the Company began operating a roasting facility in connection with the acquisition of Willoughby's, Incorporated, a Connecticut corporation ("Willoughby's") (see Note 7).

  The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary, Willoughby's. All material intercompany balances and transactions have been eliminated.

 Change in Fiscal Year

  In 1995, the Company changed its year-end from a calendar year to a fiscal year ending on the Sunday nearest December 31.

 Cash and Cash Equivalents

  Cash and cash equivalents included cash and other liquid short-term instruments with original maturities of less than ninety days.

 Inventories

  Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

 Property and Equipment

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

   Leasehold improvements........................................ 8 to 15 years
   Store equipment...............................................  3 to 7 years
   Furniture and fixtures........................................  5 to 7 years
   Office equipment..............................................       5 years

 Goodwill

  Goodwill is amortized using the straight-line method over a period ranging between 10 to 20 years.

 Capitalized Interest

  Interest on borrowed funds during the construction of new stores is capitalized.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

 Long-lived Assets

  The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. Initial adoption of SFAS 121 during the year did not have a material effect on the Company.

 Store Preopening Costs

  Certain incremental costs and expenses incurred, which are directly related to new store openings (primarily payroll costs incurred prior to opening), are deferred and amortized commencing on the store opening date, on a straight-line basis over a twelve-month period.

 Store Operating Costs

  Store operating costs primarily consist of salaries, wages and benefits of store personnel, utilities and supplies.

 Deferred Rent

  Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

 Net Loss Per Share

  Historical Net Loss Per Share

  Year Ended December 31, 1995--Net loss per share is computed by dividing net loss plus the excess fair value of consideration over the carrying amount of the Redeemed Series C Preferred Stock (see note 6) by the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding is based on (i) the provisions of Staff Accounting Bulletin No. 83 whereby stock options and warrants issued during the twelve months preceding the initial filing of the offering at prices below the expected initial public offering price have been included, even though anti-dilutive, to calculate historical net loss per share for the year ended December 31, 1995 for the period from January 1, 1995 to October 1, 1995 and
(ii) Accounting Principles Board Opinion No. 15, "Earnings per share," (APB
15) for the period after October 1, 1995, which excludes options and warrants as they are antidilutive.

  Year ended December 29, 1996--Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding is calculated in accordance with the provisions of APB 15 and such calculation excludes options and warrants as they are antidilutive.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

  Proforma Net Loss Per Share--Proforma net loss per share is computed in a manner similar to historical net loss per share for the year ended December 31, 1995, discussed above, except for the Series A, B, and C Convertible Redeemable Preferred Stock being considered outstanding for the year.

 Income Taxes

  The Company provides for income taxes using the liability method in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

 Stock-Based Compensation

  During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under pre-existng accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company has elected to adopt the disclosure requirements of SFAS No. 123 during 1996 and show pro forma results of net loss and earnings per share data for the years ended December 29, 1996 and December 31, 1995.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following as of December 29, 1996:

   Leasehold improvements......................................... $ 7,441,156
   Store equipment................................................   3,039,564
   Furniture and fixtures.........................................     902,797
   Office equipment...............................................     814,834
                                                                   ------------
                                                                    12,198,351
   Less--Accumulated depreciation and amortization................  (1,990,012)
                                                                   ------------
                                                                   $10,208,339
                                                                   ============

  Approximately $159,000 of capitalized interest is included in property and equipment at December 29, 1996.

3. OTHER ASSETS

  Other assets consist of the following as of December 29, 1996:

   Security deposits................................................. $574,640
   Store preopening costs, net of accumulated amortization of
    $117,133.........................................................  140,816
   Long-term receivable..............................................  145,835
   Other.............................................................   43,466
                                                                      ---------
                                                                      $904,757
                                                                      =========

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

4. ACCRUED EXPENSES

  Accrued expenses at December 29, 1996 consist of the following:

   Store closing costs (see Note 5)................................. $  182,897
   Negative book cash balance.......................................    407,949
   Other............................................................    510,096
                                                                     ----------
                                                                     $1,100,942
                                                                     ==========

5. PROVISION FOR STORE CLOSINGS AND REORGANIZATION COSTS

  During 1996, the Company recorded a provision for store closings and reorganization costs of $1,500,000 to provide for the closing of five unprofitable stores. This represents a provision for writedowns of property and equipment of approximately $1,000,000 for closed stores and provides for an additional accrual of approximately $500,000 for other closure costs, which include losses for continuing lease payments on closed stores, severance for store employees, and other related costs. In addition, the Company provided for a reorganization charge of approximately $300,000 which primarily consisted of severance and related benefits. As of December 29, 1996, the reserve balance related to non fixed asset costs is approximately $183,000 for the remaining three stores to be closed of which one closed on January 10, 1997.

6. STOCKHOLDERS' EQUITY

 Initial Public Offering

  In February 1996, the Company completed its Initial Public Offering ("IPO") of 2,500,000 shares of common stock (par value $.001) at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11.1 million. A portion of the proceeds was used to repay the outstanding balance under the Company's then existing line of credit agreement ($3,500,000), the bridge financing ($1,000,000) and the redeemable Series C Preferred Stock ($1,999,997). Also, in connection with the IPO, the Convertible Redeemable Preferred Stock Series A, B, and C was converted into common stock of the Company.

 Bridge Financing

  In December 1995 and January 1996, the Company received $1,000,000 in bridge financing from a group of lenders, which included $200,000 from certain related parties. This borrowing bore interest at 10% and was repaid from the proceeds of the IPO. In conjunction with this bridge financing, the Company issued warrants to purchase 181,818 at an exercise price of $.01 per share of these 147,200 warrants were exercised in 1996. The Company recorded a write-off of debt issuance costs related to the repayment of the bridge financing of $1,050,000, which has been reflected in the consolidated statement of operations for the year ended December 29, 1996.

 Convertible Redeemable Preferred Stock

  The number of common shares which were issued upon conversion of all the Convertible Redeemable Preferred Stock, excluding Redeemable Preferred Stock (see below), were as follows:

                                                       DECEMBER 31,    SHARES
                                                           1995     CONVERTED TO
                                                       OUTSTANDING  COMMON STOCK
                                                       ------------ ------------
   Series A...........................................   282,539      169,795
   Series B...........................................   678,655      464,618
   Series C...........................................   210,519      153,841

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

  The holders of the Preferred Stock had the right, at any time, to convert such shares into common stock. Under the terms of conversion, the Preferred Stock shares automatically converted into common stock upon the consummation of a firm commitment underwritten offering of the Company's common stock to the public at an aggregate offering price of at least $7,500,000 and automatically converted into common stock at such time as less than 30% of the issued shares of Preferred Stock remain outstanding.

 Stock Subscription Note Receivable

  In October 1994, an officer of the Company purchased 29,213 shares of Redeemable Convertible Series A stock for cash and a promissory note totaling $80,000. Such shares were converted to 17,035 shares of common stock by the officer. The promissory note, which bears interest at 4.5% per annum, originally matured on October 15, 1997, but has been extended to March 15, 1998. The shares of common stock issued have been pledged as collateral.

 Preferred Stock Redeemed

  On July 21, 1995, the Company entered into an agreement with a Series C preferred stockholder to purchase all the Preferred Stock and common stock, if such preferred stockholder exercised his conversion rights, for $1,999,997 in cash and a warrant to purchase 87,469 shares of common stock at an exercise price of $.017 per share. On December 29, 1995, the agreement was amended to extend the repurchase right until March 31, 1996. In connection with the amendment, the Company issued an additional warrant to purchase 25,000 shares at an exercise price of $.01 per share. Under the terms of the agreement, as amended, the Company repurchased the stock at the closing of the Company's initial public offering in February 1996. The fair market value of the warrants issued in connection with the July 21, 1995 and December 29, 1995 agreements has been reflected in stockholders' equity as an increase in additional paid-in capital and accumulated deficit and is included in the calculation of net loss per share as of December 31, 1995. All warrants issued in connection with this Redeemable Preferred Stock were exercised upon completion of the Company's IPO.

 Series A Convertible Preferred Stock

  The Company completed the sale of 375 shares of Series A Convertible Preferred Stock on June 28, 1996 realizing approximately $3,320,000 in net proceeds after commissions and costs of approximately $430,000. During 1996, certain individuals exercised their rights and converted 55 shares of Series A Convertible Preferred Stock into 221,022 shares of Common Stock.

  In the event of a transaction or series of transactions by the Company in which more than 50% of the voting power is transferred, the holders of the Series A Convertible Preferred Stock have the option of redeeming their shares at a redemption price equal to the original price of the stock purchased plus an amount equal to eight percent per annum of the original price from the date of original purchase through the date of redemption. In addition, the holders have certain liquidation preferences, and dividend or voting rights and they may convert into common shares at a conversion price calculation as set forth in the Certificate of Designation of Series A Convertible Preferred Stock Agreement. All outstanding shares on June 27, 1999 will automatically convert into common stock.

 Warrants

  As of December 29, 1996, the Company has 662,398 warrants outstanding. These warrants have exercise prices ranging from $.01-$9.08 per share and have a term ranging from 5 to 7 years. Such warrants were issued in connection with the bridge loan financing and certain other services.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

 Stock Options

  The Company's 1994 Stock Plan (the "1994 Plan") provides for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1994 Plan will terminate automatically in August 2004. The Board of Directors has the authority to amend, suspend or terminate the 1994 Plan, subject to any required stockholder approval under applicable law, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the 1994 Plan.

  Options generally become exercisable in ratable installments over a four-year period. A total of 750,000 shares of common stock is currently reserved for issuance pursuant to the 1994 Plan. There were 221,968 and 177,124 shares available for grant under the 1994 Plan at December 29, 1996 and December 31, 1995, respectively.

  The Company's 1995 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders in August 1995. Unless terminated sooner, the Director's Option Plan will terminate automatically in August, 2005. The Board of Directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 200,000 shares of common stock has been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company. A total of 66,000 options were granted under the Directors' Option Plan as of December 29, 1996. A total of 134,000 shares were available for grant under the Director's Option Plan as of December 29, 1996.

  A summary of the status of the Company's two stock option plans at December 31, 1995 and December 29, 1996 and changes during the years then ended is presented in the table and narrative below:

                                                   1995             1996
                                             ---------------- -----------------
                                                     WEIGHTED          WEIGHTED
                                                     AVERAGE           AVERAGE
                                                     EXERCISE          EXERCISE
                                             OPTIONS  PRICE   OPTIONS   PRICE
                                             ------- -------- -------  --------
   Outstanding at beginning of year......... 112,739  $0.83   202,750   $1.99
     Grant..................................  90,011   3.43   439,300    3.52
     Exercised..............................     --     --    (29,156)   2.37
     Forfeited..............................     --     --    (48,018)   3.74
                                             -------  -----   -------   -----
   Outstanding at end of year............... 202,750   1.99   564,876    3.09
                                             -------  -----   -------   -----
   Exercisable at end of year...............  56,854          205,943
                                             =======          =======
   Weighted average fair value of options
    granted................................. $  1.66          $  1.70
                                             =======          =======

  A total of 101,077 of the 564,876 options outstanding at December 29, 1996 have exercise prices between $0.77 and $0.85, with a weighted average exercise price of $0.84 and a weighted average remaining contractual life of 7.75 years, 85,526 of these options are exercisable; their weighted average exercise price is $0.84; 220,000 options have exercise prices between $2.00 and $3.00, with a weighted average exercise price of $2.34 and a weighted average remaining contractual life of 9.7 years. None of

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY
these options are exercisable. A total of 106,699 options have exercise prices between $3.00 and $4.00, with a weighted average exercise price of $3.65; 100,418 of these options are exercisable; their weighted average exercise price is $3.43 with a weighted average remaining contractual life of 9.1 years. 137,100 options have exercise price of $5.50, with a weighted average remaining contractual life of 9.1 years. 20,000 of these options are exercisable, their weighted average exercise price is $5.50.

SFAS No. 123

  Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         1995         1996
                                                      -----------  -----------
   Net loss:
     As reported..................................... $(2,901,557) $(5,670,951)
     Pro forma.......................................  (2,938,743)  (5,798,364)
   Net loss per common share:
     As reported.....................................       (2.71)       (1.26)
     Pro forma.......................................       (2.74)       (1.28)

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 7.0 % and 6.1%; expected dividend yields of 0%; expected lives of 4.2 and 5 years; expected stock price volatility of 54% and 51%.

7. ACQUISITIONS

  On October 25, 1996, the Company purchased five Willoughby's locations (plus one under construction) and its roasting facility by acquiring the common stock of Willoughby's for total consideration of $3,100,000 (net of acquired debt of $700,000 paid at closing). This amount consisted of $600,000 cash paid at the closing with an additional $600,000 due on July 1, 1997, $200,000 worth of restricted shares of the Company's common stock, and two promissory notes in the aggregate principal amount of $1,700,000 with $600,000 due on January 5, 1998 and $1,100,000 payable due on January 5, 1999 bearing interest at 6% per annum. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair market value at the date of acquisition and the difference between the cost of acquiring the assets (which included the effect of discounting the promissory notes using an interest rate of 10%) and the underlying fair market value of the net assets acquired was treated as goodwill, which is being amortized over 20 years. In connection with the acquisition, the former shareholders of Willoughby's signed employment agreements with the Company which terminate in October, 1998.

  On June 13, 1996, the Company purchased three Coopers Coffee Bar ("Coopers") locations for $242,500 cash and a $770,000 note payable over 4 years which bears interest at 6%. The purchase price has been allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring the locations (which included the effect of discounting the promissory notes using an interest rate of 10%) and the fair value of the net assets acquired was allocated to goodwill, which is being amortized over 10 years.

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

  On August 26, 1996 the Company purchased the Ridgefield Coffee Company store ("Ridgefield") for $150,000 cash and a $175,000 note payable over two years bearing interest at 6%. The purchase price has been allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring the location (which included the effect of discounting the promissory notes using an interest rate of 10%) and the fair value of the net assets acquired was allocated to goodwill, which is being amortized over 10 years.

  Interest expense of approximately $74,000 was recorded in 1996 for the notes payable related to the acquisitions of Willoughby's, Coopers and Ridgefield.

  The consolidated statements of operations of the Company include the results of Willoughby's, Ridgefield and Coopers since the date of acquisition.

  Following is the unaudited pro forma presentation as if the purchase of the three Coopers locations, the acquisition of the stock of Willoughby's, and the one Ridgefield location had occurred on January 1, 1995:

                                                          1995         1996
                                                       -----------  -----------
                                                             (UNAUDITED)
   Revenue............................................ $12,993,000  $14,149,000
   Store operating income.............................   1,282,000    2,127,000
   Operating loss.....................................  (2,012,000)  (2,399,000)
   Net loss...........................................  (2,387,009)  (5,430,000)
   Net loss per share.................................       (2.34)       (1.20)
   Pro forma net loss per share.......................       (1.50)

  The unaudited pro forma financial statements for 1996 includes accrued store closing and restructuring costs of $1,800,000, the write-off of debt issuance costs related to the bridge financing of $1,050,000. The statements do not reflect the operating and net income benefit of $513,000 if the store closings (see Note 5) had occurred as of January 1, 1995. The unaudited pro forma financial statements for 1995 do not reflect the operating and net income benefit of $368,000 if the store closings (see Note 5) had occurred as of January 1, 1995.

  The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented, nor does it purport to be indicative of future periods of the combined operations.

8. INCOME TAXES

  A summary of the significant components of deferred tax liabilities (assets) as of December 29, 1996 is as follows:

                                                                      1996
                                                                   -----------
   Provisions for store closing................................... $  (388,000)
   Fixed assets...................................................    (240,000)
   Store preopening costs.........................................      62,000
   Deferred rent..................................................    (270,000)
   Operating loss carryforwards...................................  (3,324,000)
                                                                   -----------
     Gross deferred tax assets....................................  (4,160,000)
   Valuation allowance............................................   4,160,000
                                                                   -----------
     Net deferred taxes........................................... $       --
                                                                   ===========

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY

  The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. The change in the valuation allowance during 1996 was an increase of approximately $2,453,000.

  At December 29, 1996, the Company had net operating loss carryforwards of approximately $7.5 million. These net operating loss carryforwards expire on various dates through 2011. The Company's ability to utilize its net operating loss carryforwards may be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended.

9. COMMITMENTS

 Leases

  The Company leases office and retail space under various noncancelable operating leases. Property leases normally require payment of a minimum annual rental plus a pro rata share of certain landlord operating expenses.

  As of December 29, 1996, approximate future minimum rental payments under noncancelable operating leases for the next five years and the period thereafter are as follows:

   Year ending:
    1997...........................................................  $ 3,379,680
    1998...........................................................    3,895,484
    1999...........................................................    3,331,045
    2000...........................................................    3,384,835
    2001...........................................................    3,414,816
    Thereafter.....................................................   17,101,975
                                                                     -----------
                                                                     $34,507,835
                                                                     ===========

  Rent expenses under operating leases were approximately $2,128,000 and $2,650,000 for the years ended December 31, 1995 and December 29, 1996, respectively.

  The Company has capital leases for computer equipment used in its stores and offices. As of December 29, 1996, approximate future minimum lease payments for the next four years are as follows:

   Year ending:
     1997............................................................ $ 330,022
     1998............................................................   315,822
     1999............................................................   209,813
     2000............................................................    71,326
                                                                      ---------
                                                                        926,983
     Less-Imputed interest...........................................  (200,000)
                                                                      ---------
                                                                      $ 726,983
                                                                      =========

 Employment Agreements

  The Company has entered into employment agreements with six officers of the Company expiring in various years through October 30, 1998. Minimum base salaries and bonuses for the term of these

                     NEW WORLD COFFEE, INC. AND SUBSIDIARY
employment agreements total approximately $1,116,000 of which the Company is committed to pay $791,100 after December 29, 1996.

10. KEY PERSON LIFE INSURANCE

  The Company maintains life insurance totaling $1,500,000 for its chief executive officer, in which it is the beneficiary.

11. SUBSEQUENT EVENT

  On February 27, 1997, the Company completed a private placement of 1,000,000 unregistered shares of common stock, par value $.001 per share, and realized net proceeds of $1,345,000.

  In 1997, the Company repurchased 175 shares of the Series A Convertible Preferred Stock and in exchange issued 137.5 shares of Series B Convertible Preferred Stock, $.001 par value, and issued 194,440 shares of unregistered common stock, par value $.001 per share. The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The stock is convertible into shares of common stock in accordance with the Certificate of Designation of Series B Convertible Preferred Stock.

                                 EXHIBIT INDEX


27.  Financial Data Schedule.