Form 10KSB/A
period 1996-12-29
NEW WORLD COFFEE INC
filed 1997-04-04
CIK 949373

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                        FORM 10-KSB/A (Amendment No. 1)

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

                                    III-10

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          3.1  Articles of incorporation(1)
          3.2  By-laws(2)
          4.1  Specimen Common Stock Certificate of Registrant(2)
          4.2 Form of Representatives' Warrant Agreement, including Form of Representatives Warrant(2)
          4.3  Certificate of Designation of Series A Preferred Stock(3)
          4.4  Certificate of Designation of Series B Preferred Stock
          4.5 Registration Rights Agreement with respect to Series A Preferred Stock(3)
          4.6 Registration Rights Agreement by and among the Registrant and Barry H. Levine and Robert B. Williams(4)
          4.7 Promissory Note by and between the Registrant and Robert B. Williams(4)
          4.8  Promissory Note by and between the Registrant and Barry H.
                Levine(4)
         10.1  1994 Stock Plan(2)
         10.2 Employment Agreement by and between the Registrant and Barry H. Levine(4)
         10.3 Employment Agreement by and between the Registrant and Robert B. Williams(4)
         10.4  Employment Agreement with R. Ramin Kamfar
         10.5  Employment Agreement with Jerold Novack
         10.6 Stock Purchase Agreement by and among Barry H. Levine, Robert B. Williams and Willoughby's Incorporated and the Registrant(4)
         10.7  Series A Preferred Stock Purchase Agreement(2)
         10.8  Series B Preferred Stock Purchase Agreement(2)
         10.9  Series C Preferred Stock Purchase Agreement(2)
         10.10 Line of Credit Agreement with Banco Popular de Puerto Rico(2)
         10.11 Agreement with Willougby's Incorporated(2)
         10.12 Investor Rights Agreement(2)
         10.13 Stock Repurchase Agreement with Maritime Capital Partners, as amended(2)
         10.14 Directors' Option Plan(2)
         10.15 Agreement with Saks & Company(2)
         10.16 Employment Agreement with Gwenn M. Cagann(2)
         10.17 Employment Agreement with Sidney Laytin(2)
         10.18 Loan Agreement dated December 21, 1995 between the Registrant and certain lenders(2)
         10.19 Employment Agreement with Bruce Morningstar
         11.1 Statement re computation of per share earnings (included in the Financial Statements forming a part of this 10-KSB)
         21.1  List of Subsidiaries

     (b) Reports on Form 8-K
         During the fourth quarter of 1996, the Company filed a Report on Form 8-K with respect to the acquisition of Willoughby's.
----------

(1) Incorporated by reference to Exhibit 3.2 from Registrant's registration statement on Form SB-2 (33-95764).
(2) Incorporated by reference from Registrant's registration statement on Form SB-2 (33-95764).
(3) Incorporated by reference from Registrant's Current Report on Form 8-K dated July 12, 1996.
(4) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 12, 1996.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW WORLD COFFEE, INC.


                                   By:  /S/ R. RAMIN KAMFAR
                                       --------------------------------------
                                                   R. Ramin Kamfar
                                       Chief Executive Officer, President and
                                                      Director



                                   By:  /S/ JEROLD E. NOVACK
                                       -------------------------------------
                                        Jerold E. Novack
                                        Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                    TITLE                           Date
      ---------                    -----                           ----

/S/ R. RAMIN KAMFAR         President, Chief                  March 31, 1997
------------------------    Executive Officer and
    R. Ramin Kamfar         Director (Principal
                            Executive Officer)


/S/ JEROLD E. NOVACK        Vice President--Finance           March 31, 1997
------------------------    (Principal Financial and
    Jerold E. Novack        Principal Accounting Officer)


/S/ KEITH F. BARKET         Director                          March 31, 1997
------------------------
    Keith F. Barket


/S/                         Director                          March 31, 1997
------------------------
    Gwenn M. Cagann


/S/ JACK E. BUSH            Director                          March 31, 1997
------------------------
    Jack B. Bush


/S/ STEVEN A. ROTHSTEIN     Director                          March 31, 1997
------------------------
    Steven A. Rothstein


/S/                         Director                          March 31, 1997
------------------------
    Kevin R. Greene


/S/ EDWARD MCCABE           Director                          March 31, 1997
------------------------
    Edward Mccabe


/S/ RONALD S. HARI          Director                          March 31, 1997
------------------------
    Ronald S. Hari

                                      ii5

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