Form 10QSB
period 1997-03-30
NEW WORLD COFFEE INC
filed 1997-05-16
CIK 949373

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                  FORM 10-QSB


        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                                       OR

        [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27148

                             NEW WORLD COFFEE, INC.
          (Name of small business issuer as specified in its charter)

                   DELAWARE                              13-3690261
        (State or other jurisdiction                (I.R.S. Employer
        of Incorporation or organization)             Identification No.)

                               379 WEST BROADWAY
                                   4TH FLOOR
                              NEW YORK, NY  10012
          (Address of principal executive offices, including zip code)

                                 (212) 343-0552
                          (Issuer's telephone number)


        Check whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X           No ___
                              ---
  Transitional small business disclosure format (check one): Yes  ____  No  X
                                                                           ---


  Number of shares of common stock, $.001 par value per share, outstanding:
        As of May 8, 1997:     6,245,498.

                             NEW WORLD COFFEE, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                 MARCH 30, 1997

                                                                    PAGE

PART I.     FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
                March 30, 1997 and December 29, 1996..............   -3-

             Condensed Consolidated Statements of Operations
                for the three months ended March 30, 1997
                and March 31, 1996................................   -4-

             Condensed Consolidated Statements of Cash Flows
                for the three months ended March 30, 1997
                and March 31, 1996................................   -5-

             Notes to Consolidated Financial Statements...........   -6-


     ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 30, 1997...........   -8-


PART II:  OTHER INFORMATION.......................................  -11-

          SIGNATURES..............................................  -12-

                             NEW WORLD COFFEE, INC.
                             ----------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                            March 30,          December 29,
                 ASSETS                       1997                 1996
                 ------                   -----------          ------------
                                          (Unaudited)
CURRENT ASSETS:
 Cash...................................  $  1,155,157        $  1,419,786
 Receivables............................       219,372             288,329
 Inventories............................       604,412             450,722
 Prepaid expenses.......................       274,843             116,533
                                          ------------        ------------
         Total current assets...........     2,253,784           2,275,370

PROPERTY AND EQUIPMENT, net.............    10,813,991          10,208,339
GOODWILL, net of accumulated
 amortization...........................     3,591,248           3,567,721
DEPOSITS AND OTHER ASSETS, net..........       948,799             904,757
                                          ------------        ------------
         Total assets                     $ 17,607,822        $ 16,956,187
                                          ============        ============


     LIABILITIES AND STOCKHOLDERS'
      EQUITY

CURRENT LIABILITIES:....................
 Accounts payable.......................  $  1,579,043        $    866,098
 Accrued expenses.......................       736,770           1,100,942
 Accrued compensation...................       145,236             318,487
 Current portion of notes payable.......     1,446,645             846,645
 Current portion of obligations under          296,105             230,022
  capital leases........................  ------------        ------------
         Total current liabilities......     4,203,799           3,362,194
                                          ------------        ------------

DEFERRED RENT...........................       686,586             614,285
                                          ------------        ------------
NOTES PAYABLE...........................     1,576,519           2,200,269
                                          ------------        ------------
OBLIGATIONS UNDER CAPITAL LEASES........       537,717             496,961
                                          ------------        ------------
STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value;
       2,000,000 shares authorized......             -                   -
      Series A Convertible Preferred
       Stock, $.001 par value; 400
       shares authorized, 375 shares
       issued, 145 and 320 shares
       outstanding......................             -                   -
      Series B Convertible Preferred
       Stock, $.001 par value; 225
       shares authorized, 137.5 shares
       issued, 137.5 and 0 shares
       outstanding......................             -                   -
 Common stock, $.001 par value;
  20,000,000 shares authorized;
  6,245,498 and  5,034,812 shares
  issued and outstanding................         6,245               5,035

 Additional paid-in capital.............    22,125,425          20,820,172
 Accumulated deficit....................   (11,528,469)        (10,542,729)
                                          ------------        ------------
         Total stockholders' equity.....    10,603,201          10,282,478
                                          ------------        ------------
         Total liabilities and            $ 17,607,822        $ 16,956,187
          stockholders' equity..........  ============        ============

                             NEW WORLD COFFEE, INC.
                             ----------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

         FOR THE FIRST QUARTER ENDED MARCH 30, 1997 AND MARCH 31, 1996
         -------------------------------------------------------------

                                   UNAUDITED
                                   ---------

                                           March 30,      March 31,
                                              1997          1996
                                           ----------    -----------
REVENUES................................   $3,667,555    $ 2,278,581

COST OF SALES AND RELATED OCCUPANCY
 COSTS..................................    2,086,896      1,449,213

STORE OPERATING EXPENSES................    1,173,888        726,333
                                           ----------    -----------
         Store operating income.........      406,771        103,035

DEPRECIATION AND AMORTIZATION...........      520,412        264,674

GENERAL AND ADMINISTRATIVE EXPENSES.....      775,976        520,969
                                           ----------    -----------
         Operating loss.................     (889,617)      (682,608)

INTEREST EXPENSE,  Net..................      (96,123)       (11,511)
WRITE-OFF OF DEBT ISSUANCE COST.........            -     (1,050,000)
                                                         -----------
         Net loss.......................   $ (985,740)   $(1,744,119)
                                           ==========    ===========


NET LOSS PER COMMON SHARE...............        $(.18)         $(.48)
                                           ==========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING.....................    5,515,145      3,650,331
                                           ==========    ===========

                             NEW WORLD COFFEE, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

         FOR THE FIRST QUARTER ENDED MARCH 30, 1997 AND MARCH 31, 1996
         -------------------------------------------------------------

                                   UNAUDITED
                                   ---------


                                           March 30,      March 31,
                                              1997          1996
                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................   $ (985,740)   $(1,744,119)
 Adjustments to reconcile net loss to
  net cash used in operating activities-
     Depreciation and amortization......      520,412        264,674
     Write-off of debt issuance costs...            -      1,000,000
     Increase (decrease) in cash
      resulting from changes in
      operating assets and liabilities-
         Receivables....................       98,124        (37,264)
         Inventories....................     (153,690)         3,000
         Prepaid expenses...............     (158,310)      (235,078)
         Deposits and other assets......     (171,917)      (135,669)
         Accounts payable...............      712,945       (571,330)
         Accrued expenses...............     (364,172)        58,520
         Accrued compensation...........     (173,250)       (51,356)
         Deferred rent..................       72,301         62,831
                                           ----------    -----------
           Net cash used in operating        (603,297)    (1,385,791)
            activities..................   ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...................     (809,517)      (234,955)
                                           ----------    -----------
           Net cash used in investing        (809,517)      (234,955)
            activities..................   ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Stock, net of           1,306,462     11,512,734
  issuance costs........................
 Additional paid in capital in                      -        236,884
  connection with bridge financing......
 Redemption of  Series C Redeemable                 -     (1,999,997)
  Preferred Stock.......................
 Repayment of bridge financing loan.....            -     (1,000,000)
 Issuance (net) of capital leases.......            -         74,864
 Repayments of capital leases...........     (114,527)             -
 Repayment of notes payable.............      (43,750)    (3,500,000)
                                           ----------    -----------
           Net cash provided by
            financing activities........    1,148,185      5,324,485
                                           ----------    -----------
           Net increase (decrease) in
            cash........................     (264,629)     3,703,739

CASH, beginning of period...............    1,419,786        951,355
                                           ----------    -----------

CASH, end of period.....................   $1,155,157    $ 4,655,094
                                           ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
 Interest...............................        2,625         35,701
 Non-cash investing and financing
  activities:
 Equipment purchased under capital
  leases................................      248,385         48,251
          Accretion of debt discount....       20,000              -
          Debt issuance costs incurred
           in connection with bridge
           financing....................            -        236,884

                             NEW WORLD COFFEE, INC.

                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The March 30, 1997 consolidated balance sheet presented herein was derived from the audited December 29, 1996 consolidated financial statements of the Company.

2. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 29, 1996 for a description of the significant accounting policies, which have continued without change, and other note information.

3. The consolidated financial statements included herein contain the accounts of the Company and its wholly-owned subsidiary, Willoughby's, as of the date of acquisition, October 25, 1996. All material intercompany balancesand transactions have been eliminated for periods subsequent to that date.

4.    All adjustments (recurring in nature) which are, in the opinion of
management, necessary for a fair   presentation of the results of the interim
periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

5. The Company completed its Initial Public Offering ("IPO") on February 1, 1996 of 2,500,000 shares of Common Stock , par value $.001 at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11.1 million.
A portion of the proceeds was used to repay the outstanding balance under the Company's then existing line of credit agreement ($3,500,000), the bridge financing ($1,000,000) and the redeemable Series C Preferred Stock ($1,999,997). In connection with the IPO, the Convertible Redeemable Preferred Stock Series A, B, and C was converted into common stock of the Company.

6. In December 1995 and January 1996, the Company received $1,000,000 in bridge financing from a group of lenders, which included $200,000 from certain related parties. This borrowing bore interest at 10% and was repaid from the proceeds of the IPO. In connection with this bridge financing, the Company issued warrants to purchase 181,818 shares of Common Stock at an exercise price of $.01 per share. During the first quarter of 1996, the Company repaid the outstanding balance under the loan with proceeds from the IPO and recorded a write-off of debt issuance costs of $1,050,000 which has been reflected in the consolidated statement of operations for the first quarter ended March 31, 1996.

7. The Company completed the sale of 375 shares of Series A Convertible Preferred Stock, par value $.001 on June 28, 1996 realizing approximately $3,320,000 in net proceeds after commissions and costs. During the third quarter of 1996, 55 shares of Series A Convertible Preferred Stock were converted into 221,022 shares of Common Stock. During the first quarter ended March 30, 1997, 175 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 194,440 shares of Common Stock.

8. On February 27, 1997, the Company completed a private placement of 1,000,000 shares of Common Stock and realized net proceeds of $1,345,000.

9. On April 18, 1997, the Company received a commitment from a bank for a loan totaling $2.5 million in connection with the Company's plans to open ten additional stores. The loan will bear interest at prime plus two percent and has a term of 36 months. In connection with the loan, the Company will issue warrants to purchase 50,000 shares of Common Stock at a price equal to the market value of the Common Stock at the time of the closing of the loan. Security for the loan will include, among other things, security liens on certain of the Company's existing stores and all future stores. The Company and the bank are currently in the final stages of negotiations.

10. In April 1997, the Company filed its Uniform Franchise Offering Circular ("UFOC") with the Federal Trade Commission and the Office of the Attorney General of the State of New York. On May 6, 1997, the UFOC was approved by the State of New York.

11. On May 8, 1997, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 for the purpose of registering new shares of Common Stock to be sold to the public. Depending upon the sales price and the number of shares to be sold, the Company expects to raise between $250,000 and $2,500,000 before commissions and expenses and issue between 166,667 and 1,666,667 shares. The Company expects to complete the transaction by the end of June 1997.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS FORM 10-QSB UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 WITH RESPECT TO THE FINANCIAL CONDITION AND BUSINESS OF THE COMPANY. THE WORDS "ESTIMATE", "PLAN", "INTEND", "BELIEVES", "EXPECT", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE AND ARE SBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE, AND ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; AVAILABILITY OF NEW LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-QSB OR IN THE COMPANY'S FORM 10-KSB FOR ITS 1996 FISCAL YEAR.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

New World Coffee currently owns and operates 40 specialty coffee cafes, consisting of 28 in New York, seven in Connecticut, three in Pennsylvania and two in New Jersey, making the Company the second largest specialty coffee retail chain in the northeastern United States. With its recent acquisition of Willoughby's, the Company's coffee purveyor and roaster since its inception, the Company has become vertically integrated in its operations, reduced its coffee costs, improved its quality control, and entered into the mail order and wholesale businesses. The Company seeks to differentiate itself from other specialty coffee retailers by serving high quality, freshly roasted coffee (generally delivered to its stores within 24 hours of roasting) and a variety of fresh, high quality gourmet foods in a sophisticated, award-winning cafe design environment.

The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth. The Company's fiscal year ends on the Sunday closest to December 31. Prior to fiscal 1995 the Company was on a calendar year basis.

FISCAL QUARTER ENDED MARCH 30, 1997 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 1996

Revenues. Revenues increased 61.0% to $3,667,552 for the fiscal quarter ended March 30, 1997 from $2,278,582 for the comparable 1996 period. Comparable store sales for 1997 for the 23 stores opened for both periods increased 0.9%.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the fiscal quarter ended March 30, 1997 decreased to 56.9% from 63.6% for the comparable 1996 period. The primary components were a decrease of 3.8% in cost of goods due to the Company's implementation of its Point of Sale ("POS") system which has allowed the Company to better control store purchasing and waste, improved coffee pricing due to the vertical integration of Willoughby's and favorable vendor pricing due to greater economies of scale. In addition, occupancy costs declined 2.9% as a percentage of revenues reflecting the Company's expansion into areas with lower rental expense outside of New York City and the strategic refocusing of site selection towards residential and shopping areas which carry lower occupancy costs than commercial store locations.

Store operating expenses as a percentage of revenues for the fiscal quarter ended March 30, 1997 increased to 32.0% from 31.9% for the comparable 1996 period. Store payroll as a percentage of revenues improved by 0.5% as the benefits of improved staffing efficiencies were partly offset by higher payroll costs for stores opened in the latter part of 1996 which experienced higher payroll costs during their ramp-up period. Miscellaneous store expenses increased 0.6% as a percent of sales reflecting higher utility and other expenses at some of the newer stores.

 Depreciation and amortization expenses as a percentage of revenues for the fiscal quarter ended March 30, 1997 increased to 14.2% from 11.6% for the comparable 1996 period primarily due to an increase in the number of new stores opened during the latter part of 1996 which carry higher depreciation expense as a a percentage of revenues during their ramp-up period as well as amortization related to the acquisitions made during the latter half of 1996.

 General and administrative expenses for the current quarter decreased as a percentage of revenues to 21.2% from 22.9% for the fiscal quarter ended March 31, 1996. The Company expects this improvement to continue as its investment in building a senior management team is substantially complete and further growth will enable it to leverage these costs.

Interest expense, net for the fiscal quarter ended March 30, 1997 increased to $96,123, or 2.6% of revenues, from $11,511, or 0.5% for the comparable 1996 period. The 1997 expense reflects interest on the notes issued during 1996 in connection with the various acquisitions and interest on capital leases entered into subsequent to the first quarter of 1996 while the 1996 expense relates to the borrowings under the Company's bank lines and bridge financing, all of which were repaid in February 1996 with proceeds from the Company's IPO.

Net Loss. Net loss for the fiscal quarter ended March 30, 1997 decreased to $985,740 from $1,744,119 for the comparable 1996 period. Operating margins improved to a loss of 24.3% from a loss of 30.0% in the comparable 1996 period, primarily due to improved store operating income of 6.6% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's primary capital requirement is for expansion of its retail operations. The Company currently estimates that capital expenditures through fiscal 1997 will be approximately $3,000,000. The Company expects to open up to 10 additional retail stores over the next 12 months. In fiscal 1996, the average cost to open a store was approximately $300,000. The Company currently has executed leases for five stores in existing markets which are not yet open. The Company expects to meet its funding requirements with cash on hand and internally generated funds, the Company's prospective bank financing, prosepctive cash flow from franchising and the proceeds from the sale of up to $2,500,000 in equity.

 At March 30, 1997 the Company had a working capital deficit of $1,950,015 compared to a working capital deficit of $1,086,822 at December 29, 1996. The primary reason for this increase was the reclassification to current liabilities of certain acquisition debt payable in January 1998.

 The Company had net cash used in operating activities of $603,297 for the first quarter of 1997 compared with net cash used in operating activities of $1,385,791 for the first quarter of 1996.

The Company had net cash used for investing activities of $809,517 for the first quarter of 1997 and $234,955 for the first quarter of 1996. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

The Company had net cash provided by financing activities of $1,095,727 for the first quarter of 1997. The Company had net cash provided by financing activities of $5,324,485 for the first quarter of 1996 as a result of its Initial Public Offering which raised approximately $11.4 million in net proceeds.

On April 18, 1997, the Company received a commitment for a 3-year bank loan totaling $2,500,000 in connection with its plans to open 10 additional stores. The loan is in the final stages of negotiations.

As a result of the Willoughby's acquisition in October 1996, the Company has scheduled debt payments of $600,000 due on July 1, 1997, $600,000 due on January 5, 1998 and $1,100,000 due on January 5, 1999. The Company is currently negotiating to reschedule these debt payments.

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

                          PART II - OTHER INFORMATION

                             NEW WORLD COFFEE, INC.

                                 MARCH 30, 1997

Item 1.   Legal Proceedings

    A holder of Series A Preferred Stock has alleged in a lawsuit filed against the Company on May 6, 1997 in the Delaware Court of Chancery in New Castle County, Delaware that the Company breached its obligations to such holder pursuant to the Company's Certificate of Incorporation because it failed to notify such holder of the Company's attempt to create Series B Preferred Stock and failed to obtain the necessary consents of the holders of Series A Preferred Stock prior to the issuance of Series B Preferred Stock. Such holder has requested that the court cancel the Series B Preferred Stock and enjoin the Company from creating any new series of stock on parity with the Series A Preferred Stock without complying with the Company's Certificate of Incorporation. The Company is vigorously defending this action.

Item 2.   Changes in Securities

    On February 26, 1997, the Company sold 1,000,000 shares of Common Stock at $1.375 per share. During the first quarter of 1997, 175 shares of the Company's Series A Preferred Stock were converted into 137.5 shares of Series B Convertible Preferred Stock, $.001 par value and 194,440 shares of Common Stock. The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The Series B Convertible Preferred Stock is convertible into shares of Common Stock.

Item 3. Defaults upon Senior Securities

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5.  Other Information

    Not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.  None
         --------

    (b)  Reports on Form 8-k
         -------------------
       A Current Report on Form 8-K dated February 26, 1997 was filed with the SEC relating to the sale of 1,000,000 shares of Common Stock of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                             NEW WORLD COFFEE, INC.


Date:      By:  _______________________________________
                       R. Ramin Kamfar
                 President and Chief Executive Officer



Date:      By:  _______________________________________
                       Jerold E. Novack
                   Vice President-Finance