Form 10QSB
period 1997-06-29
NEW WORLD COFFEE INC
filed 1997-08-13
CIK 949373

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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


        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X           No
                                -----              -----

  Transitional small business disclosure format (check one):  Yes        No   X
                                                                   ---       ---


  Number of shares of common stock, $.001 par value per share, outstanding:
        As of June 29, 1997:     8,921,304.

                             NEW WORLD COFFEE, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                 JUNE 29, 1997

                                                                                   PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of June 29, 1997 and
          December 29, 1996...................................................     -3-

       Condensed Consolidated Statements of Operations for the three months
          and year to date period ended June 29, 1997 and June 30, 1996.......     -4-

       Condensed Consolidated Statements of Cash Flows for the six months
          ended June 29, 1997 and June 30, 1996...............................     -5-

       Notes to Consolidated Financial Statements.............................     -6-


ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29,
         1997.................................................................     -9-

ITEM 3.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED JUNE 29,
         1997.................................................................     -10-


PART II:  OTHER INFORMATION...................................................     -12-

          SIGNATURES..........................................................     -13-

                             NEW WORLD COFFEE, INC.
                             ----------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                            June 29,     December 29,
                                              1997           1996
                                        --------------- --------------
ASSETS                                     (Unaudited)
Current Assets:
 Cash...................................  $  1,678,018   $  1,419,786
 Receivables............................       327,177        288,329
 Inventories............................       669,865        450,722
 Prepaid expenses.......................       363,411        116,533
                                          ------------   ------------
         Total current assets...........     3,038,471      2,275,370

Property and Equipment, net.............    10,570,312     10,208,339
Goodwill, net of accumulated
 amortization...........................     3,775,394      3,567,721
Deposits and Other Assets, net..........     1,021,563        904,757
                                          ------------   ------------
         Total assets...................  $ 18,405,740   $ 16,956,187
                                          ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current Liabilities:
 Accounts payable.......................  $    568,227   $    866,098
 Accrued expenses.......................       747,142      1,100,942
 Accrued compensation...................        71,558        318,487
 Current portion of notes payable.......     1,480,000        846,645
 Current portion of obligations under
  capital leases........................       230,022        230,022
                                          ------------   ------------
         Total current liabilities......     3,096,949      3,362,194
                                          ------------   ------------

Deferred Rent...........................       758,886        614,285
Notes Payable...........................     1,548,750      2,200,269
Obligations Under Capital Leases........       589,474        496,961
Stockholders' Equity:
Preferred stock, $.001 par value;
 2,000,000 shares authorized............             -              -
Series A Convertible Preferred Stock,
 $.001 par value;
400 shares authorized, 375 shares
 issued, 115 and
320 shares outstanding..................             -              -
Series B Convertible Preferred Stock,
 $.001 par value;
225 shares authorized, 137.5 shares
 issued, 137.5
and 0 shares outstanding................             -              -
 Common stock, $.001 par value;
  20,000,000 shares
 authorized; 8,921,304 and  5,034,812
  shares issued and outstanding.........         8,921          5,035
 Additional paid-in capital.............    24,767,033     20,805,479
 Accumulated deficit....................   (12,364,273)   (10,528,036)
                                          ------------   ------------
   Total stockholders' equity...........    12,411,681     10,282,478
                                          ------------   ------------
   Total liabilities and stockholders'
    equity..............................  $ 18,405,740   $ 16,956,187
                                          ============   ============

                             NEW WORLD COFFEE, INC.
                             ----------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

          FOR THE FISCAL QUARTER ENDED JUNE 29, 1997 AND JUNE 30, 1996
          ------------------------------------------------------------

         AND YEAR TO DATE PERIOD ENDED JUNE 29, 1997 AND JUNE 30, 1996
         -------------------------------------------------------------

                                   UNAUDITED
                                   ---------


                                             Fiscal Quarter Ended        Year to Date Period Ended
                                          ---------------------------  ----------------------------
                                            June 29,      June 30,       June 29,       June 30,
                                              1997          1996           1997           1996
                                          ------------ --------------  ------------- --------------

Revenues                                   $4,019,243    $ 2,628,577    $ 7,686,798    $ 4,907,158

Cost of sales and related occupancy
 costs                                      2,146,058      1,560,216      4,232,954      3,009,429

Store operating expenses                    1,338,907        855,739      2,512,795      1,582,072
                                           ----------    -----------    -----------    -----------
         STORE OPERATING INCOME               534,278        212,622        941,049        315,657

Depreciation and amortization                 550,070        282,636      1,070,482        547,310

General and administrative expenses           739,182        758,298      1,515,258      1,279,267
Provision for store closings and
 reorganization costs                               -      1,800,000              -      1,800,000
                                           ----------    -----------    -----------    -----------
         OPERATING LOSS                      (754,974)    (2,628,312)    (1,644,691)    (3,310,920)

Interest income (expense), net                (95,523)        31,028       (191,546)        19,517
Write-off of debt issuance cost                     -              -              -     (1,050,000)
                                           ----------    -----------    -----------    -----------
         NET LOSS                          $ (850,497)   $(2,597,284)   $(1,836,237)   $(4,341,403)
                                           ==========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                       $(.12)         $(.57)         $(.30)         (1.06)
                                           ==========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         6,856,074      4,522,716      6,185,609      4,086,523
                                           ==========    ===========    ===========    ===========

                             NEW WORLD COFFEE, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

       FOR THE YEAR TO DATE PERIOD ENDED JUNE 29, 1997 AND JUNE 30, 1996
       -----------------------------------------------------------------

                                   UNAUDITED
                                   ---------

                                                                                              June 29,       June 30,
                                                                                                1997           1996
                                                                                            ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................................      $(1,836,237)   $(4,341,403)
  Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization....................................................        1,070,482        547,310
      Write-off of debt issuance costs.................................................                -      1,000,000
      Provision for store closings and reorganization costs............................                -      1,800,000
      Increase (decrease) in cash resulting from changes in operating assets and liabilities-
          Receivables..................................................................          (38,848)       (56,339)
          Inventories..................................................................         (219,143)      (107,189)
          Prepaid expenses.............................................................         (246,878)      (208,926)
          Deposits and other assets....................................................         (116,806)      (194,021)
          Accounts payable.............................................................         (297,871)      (624,827)
          Accrued expenses.............................................................         (353,800)      (282,100)
          Accrued compensation.........................................................         (246,929)      (239,661)
          Deferred rent................................................................          144,601        122,403
                                                                                             -----------    -----------
              Net cash used in operating activities....................................       (2,141,429)    (2,584,753)
                                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................................       (1,432,455)      (432,123)
  Capitalized Leases...................................................................           92,513              -
  Goodwill.............................................................................         (207,673)             -
  Cash paid in connection with the Coopers acquisition, including acquisition costs......          -           (442,500)
                                                                                             -----------    -----------
              Net cash used in investing activities....................................       (1,547,615)      (874,623)
                                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock, net of issuance costs......................................        3,500,711     11,552,782
  Additional paid in capital in connection with the issuance of Series A Preferred
    Stock..............................................................................                -      3,325,000
  Redemption of  Series C Redeemable Preferred Stock...................................                -     (1,999,997)
  Repayment of bridge financing loan...................................................                -       (755,000)
  Repayments of capital leases.........................................................          464,729        (59,343)
  Repayment of notes payable...........................................................          (18,164)    (3,500,000)
                                                                                             -----------    -----------
              Net cash provided by financing activities................................        3,947,276      8,563,442
                                                                                             -----------    -----------
              Net increase (decrease) in cash..........................................          258,232      5,104,066

CASH, beginning of period..............................................................        1,419,786        951,355
                                                                                             -----------    -----------

CASH, end of period....................................................................      $ 1,678,018    $ 6,055,421
                                                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest.........................................................................           70,822         45,452
  Non-cash investing and financing activities:
      Equipment purchased under capital leases.........................................          374,664        475,061
      Notes issued in connection with the Coopers acquisition..........................           -             770,000
      Debt issuance costs incurred in connection with bridge financing.................           -             236,884

                             NEW WORLD COFFEE, INC.

                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The June 29, 1997 consolidated balance sheet presented herein was derived from the audited December 29, 1996 consolidated financial statements of the Company.

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

3. The consolidated financial statements included herein contain the accounts of the Company and its wholly-owned subsidiary, Willoughby's, as of the date of acquisition, October 25, 1996. All material intercompany balances and transactions have been eliminated for periods subsequent to that date.

4. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

5. The Company completed its initial public offering ("IPO") on February 1, 1996 of 2,500,000 shares of Common Stock, par value $.001 at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11.1 million.
A portion of the proceeds was used to repay the outstanding balance under the Company's then existing line of credit agreement ($3,500,000), the bridge financing ($1,000,000) and the redeemable Series C Preferred Stock ($1,999,997). In connection with the IPO, the Convertible Redeemable Preferred Stock Series A, B, and C was converted into common stock of the Company.

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

7. The Company completed the sale of 375 shares of Series A Convertible Preferred Stock, par value $.001 on June 28, 1996 realizing approximately $3,320,000 in net proceeds after commissions and costs. During the third quarter of 1996, 55 shares of Series A Convertible Preferred Stock were converted into 221,022 shares of Common Stock. During the first quarter ended March 30, 1997, 175 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 194,440 shares of Common Stock. During the second quarter of 1997 30 shares of Series A Convertible Preferred Stock were exchanged for 150,000 shares of Common Stock.

8. On February 27, 1997, the Company completed a private placement of 1,000,000 shares of Common Stock and realized net proceeds of approximately $1,345,000.

9. In April 1997, the Company filed its Uniform Franchise Offering Circular ("UFOC") with the Federal Trade Commission and the Office of the Attorney General of the State of New York. On May 6, 1997, the UFOC was approved by the State of New York.

10. On May 23, 1997, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 relating to the sale on a minimum basis of such number of shares of Common Stock resulting in gross proceeds of $250,000 and on a maximum basis of such number of shares of Common Stock resulting in gross proceeds of $2,500,000. The Company realized approximately $1,875,000 in gross proceeds from the offering of approximately 1,500,000 shares of Common Stock. In connection with such offering, finders fees totaling approximately $127,500 were paid to certain finders. In addition, the Company satisfied obligations totaling approximately $480,000 through the issuance of approximately 385,000 shares of Common Stock to among others, certain vendors.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS FORM 10-QSB UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 WITH RESPECT TO THE FINANCIAL CONDITION AND BUSINESS OF THE COMPANY. THE WORDS "ESTIMATE", "PLAN", "INTEND", "BELIEVES", "EXPECT", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE, AND ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING), OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING AND FRANCHISING INITIATIVES; DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; AVAILABILITY OF NEW LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-QSB OR IN THE COMPANY'S FORM SB2 DATED MAY 23, 1997.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 New World Coffee, Inc., is the only integrated coffee and bagel retailer in the United States. The Company owns, operates and franchises 39 stores, consisting of 27 in New York, seven in Connecticut, three in Pennsylvania and two in New Jersey. In May 1997 the Company announced its franchising program. To date the Company has signed franchises for additional stores in New York, New Jersey, Maryland and Germany.

 The Company differentiates itself from other coffee or bagel retailers by offering an integrated concept based on gourmet coffee and fresh baked bagels and bagel sandwiches, allowing the stores to capture all three day parts, i.e. breakfast, lunch and afternoon/evening neighborhood gathering place. The Company's coffee operations are vertically integrated, with the Company purchasing beans from around the world which are roasted in its Connecticut plant.

 The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth. The Company's fiscal year ends on the Sunday closest to December 31. Prior to fiscal 1995 the Company was on a calendar year basis.

FISCAL QUARTER ENDED JUNE 29, 1997 COMPARED TO FISCAL QUARTER ENDED JUNE 30,
1996

 Revenues. Revenues increased 52.9% to $4,019,243 for the fiscal quarter ended June 29, 1997 from $2,628,579 for the comparable 1996 period. Comparable store sales for the 21 stores open for both periods increased 2.3%. Comparable sales for the Company's converted coffee and bagel store increased 27.8% in the quarter.

 Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the fiscal quarter ended June 29, 1997 decreased to 53.4% from 59.4% for the comparable 1996 period. The primary components were a decrease of 3.3% in cost of goods due to better control of store purchasing and waste, improved coffee costs due to vertical integration and improved vendor pricing due to greater economies of scale; and a 2.7% decrease in occupancy costs due to lower rental expense associated with stores located outside of New York City.

 Store operating expenses as a percentage of revenues for the fiscal quarter ended June 29, 1997 increased to 33.3% from 32.6% for the comparable 1996 period. Store payroll as a percentage of revenues increased by 0.3% as the benefits of improved staffing efficiencies were partly offset by higher payroll costs for stores opened in the latter part of 1996 which experienced higher payroll costs during their ramp-up period. Miscellaneous store expenses increased 0.4% as a percent of revenues reflecting higher utility and other expenses during the ramp up period of stores opened late in 1996.

 Depreciation and amortization expenses as a percentage of revenues for the fiscal quarter ended June 29, 1997 increased to 13.7% from 10.8% for the comparable 1996 period primarily due to an increase in the number of new stores opened during the latter part of 1996 which carry higher depreciation expense as a percentage of revenues during their ramp-up period as well as amortization related to the acquisitions made during the latter half of 1996.

General and administrative expenses for the current quarter decreased as a percentage of revenues to 18.4% from 28.9% for the fiscal quarter ended June 30, 1996. General and administrative expenses include $50,000 in non-recurring severance charges associated with corporate overhead reduction in the second quarter of 1997. The Company expects this improvement to continue as its investment in building a senior management team is substantially complete and further growth will enable it to leverage these costs.

 The Company recorded a provision for store closings and reorganization costs in the fiscal quarter ended June 30, 1996 of $1,800,000. This charge was taken to provide for the closing of five unprofitable stores, four of which are not in residential areas, in accordance with the Company's strategy of concentrating its business in primarily residential areas, and the reorganization of senior management. There were no such charges for the comparable 1997 period.

 Interest expense, net for the fiscal quarter ended June 29, 1997 increased to $95,523, or 2.4% of revenues, from an interest income of $31,199, or 1.2% for the comparable 1996 period. The 1997 expense reflects interest on the notes issued during 1996 in connection with the various acquisitions and interest on capital leases entered into subsequent to the first quarter of 1996.

 Net Loss. Net loss for the fiscal quarter ended June 29, 1997 decreased to $850,497 from $2,597,295 for the comparable 1996 period. Operating margins improved to a loss of 21.2% from a loss of 98.8% in the comparable 1996 period, primarily due to increased store operating income of 5.2% as a percentage of revenues, a decrease in general and administrative expenses of 10.4% as a percentage of revenues, the 1996 provision for store closings of 57.1% as a percentage of revenues and 1996 restructuring charges of 11.4% as a percentage of revenues.

YEAR TO DATE PERIOD ENDED JUNE 29, 1997 COMPARED TO THE YEAR TO DATE PERIOD ENDED JUNE 30, 1996

 Revenues. Revenues increased 56.6% to $7,686,798 for the year to date period ended June 29, 1997 from $4,907,158 for the comparable 1996 period. Comparable store sales for the 21 stores open for both periods increased 2.1%. Comparable sales for the Company's converted coffee and bagel store increased 14.4% for the six months ended June 29, 1997.

 Costs and Expenses. Cost of sales and related occupancy costs as a percentage of revenues for the year to date period ended June 29, 1997 decreased to 55.0% from 61.4% for the comparable 1996 period. The primary components were a decrease of 3.6% in cost of goods due to better control of store purchasing and waste, improved coffee costs due to vertical integration and improved vendor pricing due to greater economies of scale; and a 2.8% decrease in occupancy costs due to lower rental expense associated with stores located outside of New York City.

 Store operating expenses as a percentage of revenues for the year to date period ended June 29, 1997 increased to 32.7% from 32.2% for the comparable 1996 period. Miscellaneous store expenses increased 0.5% as a percentage of revenues reflecting higher utility and other expenses during the ramp up period of stores opened late in 1996.

 Depreciation and amortization expenses as a percentage of revenues for the year to date period ended period June 29, 1997 increased to 13.9% from 11.2% for the comparable 1996 period primarily due to an increase in the number of new stores opened during the latter part of 1996 which carry higher depreciation expense as a percentage of revenues during their ramp-up period as well as amortization related to the acquisitions made during the latter half of 1996.

 General and administrative expenses decreased as a percentage of revenues to 19.7% for the year to date period ended June 29, 1997 from 26.1% of revenues for the comparable 1996 period. General and administrative expenses include $50,000 in non-recurring severance charges associated with corporate overhead reduction in the second quarter of 1997. The Company expects general and administrative expenses as a percentage of revenue to continue to decrease as its investment in building a senior management team is substantially complete and further growth will enable it to leverage these costs.

 The Company recorded a provision for store closings and reorganization costs in the fiscal quarter ended June 30, 1996 of $1,800,000. This charge was taken to provide for the closing of five unprofitable stores, four of which are not in residential areas, in accordance with the Company's strategy of concentrating its business in primarily residential areas, and the reorganization of senior management. There were no such charges for the comparable 1997 period.

 Interest expense, net for the year to date period ended June 29, 1997 decreased to $191,546 or 2.5% as a percentage of revenues, from $1,029,402 or 21.0% for the comparable 1996 period. This decrease resulted from a charge taken in the first fiscal quarter of 1996 of $1,050,000 for issuance costs relating to the Company's bridge financing prior to its initial public offering.

 Net Loss. Net loss for the year to date period ended June 29, 1997 decreased to $1,836,237 from $4,341,420 for the comparable 1996 period. Operating margins decreased to a loss of 23.9% from a loss of 88.5% for the comparable 1996 period, primarily due to increased store operating income of 5.8% as a percentage of revenues, a decrease in general and administrative expenses of 6.4% as a percentage of revenues, the 1996 provision for store closings of 30.6% as a percentage of revenues, 1996 restructuring charges of 6.1% and 1996 debt issuance costs of 21.4% as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's primary capital requirement is to support its franchising efforts. The Company currently estimates that capital expenditures through fiscal 1997 will be approximately $500,000. The Company expects to meet its funding requirements with cash on hand and internally generated funds, as well as prospective cash flow from franchising.

 At June 29, 1997 the Company had a working capital deficit of $58,478 compared to a working capital deficit of $1,086,824 at December 29, 1996. The primary reason for this reduction is the completion of the secondary public offering.

 The Company had net cash used in operating activities of $2,141,429 for the first six months of 1997 compared with net cash used in operating activities of $2,584,753 for the comparable 1996 period.

 The Company had net cash used for investing activities of $1,547,615 for the first six months of 1997 compared with net cash used for investing activities of $874,623 for the comparable 1996 period. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

 The Company had net cash provided by financing activities of $3,500,711 for the first six months of 1997. These funds were primarily the result of additional stock offerings. The Company had net cash provided by financing activities of $8,563,442 for the comparable 1996 period as a result of its initial public offering which raised approximately $11.1 million in net proceeds.

 On May 23, 1997, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 relating to the sale on a minimum basis of such number of shares of Common Stock resulting in gross proceeds of $250,000 and on a maximum basis of such number of shares of Common Stock resulting in gross proceeds of $2,500,000. The Company realized approximately $1,875,000 in gross proceeds from the offering of approximately 1,500,000 shares of Common Stock. In connection with such offering, finders fees totaling approximately $127,500 were paid to certain finders. In addition, the Company satisfied obligations totaling approximately $480,000 through the issuance of approximately 385,000 shares of Common Stock to among others, certain vendors.

 The Company has re-negotiated the principal payment schedule of the Willoughby's acquisition to $200,000 on July 1, 1997, $1,000,000 on April 1, 1998 and $1,100,000 on January 5, 1999.

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

                          PART II - OTHER INFORMATION

                             NEW WORLD COFFEE, INC.

                                 JUNE 29, 1997

Item 1.   Legal Proceedings

        A holder of Series A Preferred Stock alleged in a lawsuit filed against the Company on May 6, 1997 in the Delaware Court of Chancery in New Castle County, Delaware that the Company breached its obligations to such holder pursuant to the Company's Certificate of Incorporation because it failed to notify such holder of the Company's attempt to create Series B Preferred Stock and failed to obtain the necessary consents of the holders of Series A Preferred Stock prior to the issuance of Series B Preferred Stock. Such holder requested that the court cancel the Series B Preferred Stock and enjoin the Company from creating any new series of stock on parity with the Series A Preferred Stock without complying with the Company's Certificate of Incorporation. On July 11, 1997, the Company entered into a settlement agreement with such holder providing for the dismissal of this action.

Item 2.   Changes in Securities

        On May 23, 1997, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 relating to the sale on a minimum basis of such number of shares of Common Stock resulting in gross proceeds of $250,000 and on a maximum basis of such number of shares of Common Stock resulting in gross proceeds of $2,500,000. The Company realized approximately $1,875,000 in gross proceeds from the offering of approximately 1,500,000 shares of Common Stock. In connection with such offering, finders fees totaling approximately $127,500 were paid to certain finders. In addition, the Company satisfied obligations totaling approximately $480,000 through the issuance of approximately 385,000 shares of Common Stock to among others, certain vendors.

Item 3. Defaults upon Senior Securities

    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5.  Other Information

    Not applicable

Item 6.  Exhibits and Reports on Form 8-K

    Not applicable

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