Form 10QSB
period 1997-09-28
NEW WORLD COFFEE INC
filed 1997-11-13
CIK 949373

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                 ____________

                                  FORM 10-QSB


         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____  to  _____
                        Commission File Number 0-27148

                        New World Coffee & Bagels, Inc.
          (Name of Small Business Issuer as Specified in Its Charter)

                   Delaware                              13-3690261
        (State or Other Jurisdiction                 (I.R.S. Employer
        of Incorporation or Organization)            Identification No.)

                               379 WEST BROADWAY
                                   4th Floor
                              New York, NY  10012
                    (Address of Principal Executive Offices)

                                 (212) 343-0552
                (Issuer's Telephone Number, Including Area Code)

                             NEW WORLD COFFEE, INC.
    (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)


  Check whether the registrant (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X         No
                              ____          ____

  Number of shares of common stock, $.001 par value per share, outstanding:
        As of September 28, 1997:     11,067,103.


  Transitional small business disclosure format (check one):  Yes     No  X
                                                                ____    ____

                        NEW WORLD COFFEE & BAGELS, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                              SEPTEMBER 28, 1997


                                                                                           PAGE
PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets as of September 28, 1997 and
            December 29, 1996...........................................................   -3-

      Condensed Consolidated Statements of Operation for the fiscal quarter and year
            to date period ended September 28, 1997 and September 29, 1996..............   -4-


      Condensed Consolidated Statements of Cash Flows for the year to date period
            ended September 28, 1997 and September 29, 1996.............................   -5-

      Notes to Consolidated Financial Statements........................................   -6-

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
          MONTHS ENDED SEPTEMBER 28, 1997...............................................   -8-


 ITEM 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR
          TO DATE PERIOD ENDED SEPTEMBER 28, 1997.......................................   -9-


PART II.    OTHER INFORMATION...........................................................   -12-

            SIGNATURES..................................................................   -14-

                        NEW WORLD COFFEE & BAGELS, INC.
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                            September 28,          December 29,
                                                                               1997                   1996
                                                                            -----------           -----------
ASSETS                                                                      (Unaudited)
Current Assets:
 Cash...........................................................            $ 1,606,256           $ 1,419,786
 Receivables....................................................              1,600,129               288,329
 Inventories....................................................                703,908               450,722
 Prepaid expenses...............................................                167,701               116,533
                                                                            -----------           -----------
         Total current assets...................................              4,077,994             2,275,370

Property and Equipment, net.....................................              9,527,491            10,208,339
Goodwill, net of accumulated amortization.......................              3,760,942             3,567,721
Deposits and Other Assets, net..................................                898,212               904,757
                                                                            -----------           -----------
         Total assets...........................................            $18,264,639           $16,956,187
                                                                            ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable...............................................            $ 1,123,425           $   866,098
 Accrued expenses...............................................                251,263             1,100,942
 Accrued compensation...........................................                120,052               318,487
 Current portion of notes payable...............................              1,280,000               846,645
 Current portion of obligations under capital leases............                230,869               230,022
                                                                           ------------          ------------
         Total current liabilities..............................              3,005,609             3,362,194
                                                                           ------------          ------------

Deferred Rent...................................................                668,256               614,285
Notes Payable...................................................              1,505,000             2,200,269
Obligations Under Capital Leases................................                480,926               496,961
Stockholders' Equity:
Preferred stock, $.001 par value; 2,000,000
    shares authorized...........................................                      -                     -
Series A Convertible Preferred Stock, $.001 par value;
    400 shares authorized, 375 shares issued, 35 and
    320 shares outstanding......................................                      -                     -
Series B Convertible Preferred Stock, $.001 par value;
    225 shares authorized, 137.5 shares issued, 137.5
    and 0 shares outstanding....................................                      -                     -
    Common stock, $.001 par value; 20,000,000 shares
      authorized; 11,067,103 and  5,034,812 shares
      issued and outstanding....................................                 11,067                 5,035
 Additional paid-in capital.....................................             25,204,769            20,805,479
 Accumulated deficit............................................            (12,610,989)          (10,528,036)
                                                                           ------------          ------------
      Total stockholders' equity................................             12,604,847            10,282,478
                                                                           ------------          ------------
      Total liabilities and stockholders' equity................            $18,264,639           $16,956,187
                                                                           ============          ============

                        NEW WORLD COFFEE & BAGELS, INC.
                        -------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

    FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
    ----------------------------------------------------------------------

    AND YEAR TO DATE PERIOD ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
    -----------------------------------------------------------------------

                                   UNAUDITED
                                   ---------


                                                  Fiscal Quarter Ended         Year to Date Period Ended
                                             -----------------------------   -----------------------------
                                             September 28,   September 29,   September 28,   September 29,
                                                  1997            1996            1997            1996
                                             ------------    -------------   -------------  --------------
REVENUES:
 Company Owned Stores                          $ 3,855,914      $2,851,041     $11,542,708     $ 7,758,199
 Royalties & Franchise Related Revenues            678,369               -         678,369               -
                                               -----------      ----------     -----------     -----------
Total Revenues                                   4,534,283       2,851,041      12,221,077       7,758,199

COSTS AND EXPENSES:
 Cost of Sales & Related Occupancy Costs         1,996,502       1,672,315       6,229,461       4,681,744
 Store Operating Expenses                        1,191,786         885,350       3,704,583       2,467,422
                                               -----------      ----------     -----------     -----------
Total Costs and Expenses                         3,188,288       2,557,665       9,934,044       7,149,166

INCOME FROM OPERATIONS                           1,345,995         293,376       2,287,033         609,033

 Depreciation & Amortization                       518,240         348,204       1,588,715         883,109
 General & Administrative Expenses                 747,991         775,319       2,263,249       2,066,952
 Provision for Store Closings &
  Reorganization Costs                             300,000          -              300,000       1,800,000
                                               -----------      ----------     -----------     -----------


OPERATING INCOME/(LOSS)                           (220,236)       (830,147)     (1,864,931)     (4,141,028)

OTHER EXPENSES:
 Interest Expense, Net                             (26,660)        (26,617)       (218,207)         (7,139)
 Write-off of Debt Issuance Costs                        -               -               -      (1,050,000)
                                               -----------      ----------     -----------     -----------
TOTAL OTHER EXPENSES                               (26,660)        (26,617)       (218,207)     (1,057,139)

Earnings/(Loss) Before Taxes                      (246,896)       (856,764)     (2,083,138)     (5,198,167)
                                               ===========      ==========     ===========     ===========

NET LOSS PER COMMON SHARE                      $      (.02)     $     (.18)    $      (.28)    $     (1.21)
                                               ===========      ==========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                    10,074,821       4,775,565       7,483,076       4,353,009
                                               ===========      ==========     ===========     ===========

                        NEW WORLD COFFEE & BAGELS, INC.
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

  FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
  ---------------------------------------------------------------------------

                                   UNAUDITED
                                   ---------


                                                                                        September 28,        September 29,
                                                                                            1997                 1996
                                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................................   $(2,083,138)       $(5,198,167)
Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization......................................................     1,588,715            883,109
    Write-off of debt issuance costs...................................................             -          1,000,050
    Provision for store closings and reorganization costs                                     300,000          1,800,000
    Increase (decrease) in cash resulting from changes in operating assets and liabilities-
          Receivables..................................................................    (1,311,800)          (365,335)
          Inventories..................................................................      (253,186)          (100,963)
          Prepaid expenses.............................................................       (51,168)           (75,473)
          Deposits and other assets....................................................         6,545           (313,342)
          Accounts payable.............................................................       257,327           (631,089)
          Accrued expenses.............................................................      (849,679)           (21,970)
          Accrued compensation.........................................................      (198,435)          (172,884)
          Deferred rent................................................................        53,971            184,391
                                                                                          -----------        -----------
            Net cash used in operating activities..................................        (2,540,848)        (3,011,673)
                                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................................    (1,266,618)        (1,071,059)
  Cash received/(paid) from dispositions and acquisitions..............................       611,203           (692,500)
  Capitalized Leases...................................................................       (15,188)             -
  Goodwill.............................................................................      (193,221)             -
                                                                                          -----------        -----------
            Net cash used in investing activities...............................             (863,824)        (1,763,559)
                                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock, net of issuance costs....................................       4,405,322         11,552,782
  Additional paid in capital in connection with the issuance of Series A Preferred
       Stock.........................................................................               -          3,320,189
  Redemption of  Series C Redeemable Preferred Stock.................................               -         (1,999,997)
  Repayment of bridge financing loan.................................................               -           (755,000)
  Repayments of capital leases.......................................................        (552,266)          (150,148)
  Repayment of notes payable.........................................................        (261,914)        (3,500,000)
                                                                                          -----------        -----------
            Net cash provided by financing activities................................       3,591,142          8,467,826
                                                                                          -----------        -----------
            Net increase (decrease) in cash..........................................         186,470          3,692,594
                                                                                          -----------        -----------

CASH, beginning of period............................................................       1,419,786            951,355
                                                                                          -----------        -----------

CASH, end of period..................................................................     $ 1,606,256        $ 4,643,949
                                                                                          ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest..........................................................................          95,867             86,623
  Non-cash investing and financing activities:
    Equipment purchased under capital leases.........................................         377,458            150,148
    Notes issued in connection with acquisitions.....................................           -                920,000
    Debt issuance costs incurred in connection with bridge financing.................           -                236,884

                        NEW WORLD COFFEE & BAGELS, INC.

                  NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The September 28, 1997 consolidated balance sheet presented herein was derived from the audited December 29, 1996 consolidated financial statements of the Company.

2. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 29, 1996 for a description of the significant accounting policies, which have continued without change, and other note information.

3. The consolidated financial statements included herein contain the accounts of the Company and its wholly-owned subsidiary, Willoughby's Incorporated, as of the date of acquisition, October 25, 1996. All material intercompany balances and transactions have been eliminated for periods subsequent to that date.

4. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

5. The Company completed its initial public offering ("IPO") on February 1, 1996 of 2,500,000 shares of Common Stock, par value $.001 at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11.1 million. A portion of the proceeds was used to (i) repay the outstanding balance under the Company's then existing line of credit agreement ($3,500,000), (ii) repay a bridge financing ($1,000,000) and (iii) redeem the Series C Preferred Stock ($1,999,997). In connection with the IPO, the Convertible Redeemable Preferred Stock Series A, B, and C were converted into common stock of the Company.

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

7. The Company completed the sale of 375 shares of Series A Convertible Preferred Stock, par value $.001 on June 28, 1996 realizing approximately $3,320,000 in net proceeds after commissions and costs. During the third quarter of 1996, 55 shares of Series A Convertible Preferred Stock were converted into 221,022 shares of Common Stock. During the first quarter ended March 30, 1997, 175 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 194,440 shares of Common Stock. During the second quarter of 1997, 30 shares of Series A Convertible Preferred Stock were exchanged for

150,000 shares of Common Stock. During the third quarter of 1997, 80 shares of Series A Convertible Preferred Stock were exchanged for 790,842 shares of Common Stock.

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

11. On August 29, 1997 the Company completed a private placement, with an institutional investor, of 1,142,857 shares of common stock, realizing approximately $900,000 in net proceeds. These unregistered shares are subject to a lockup of six months with respect to fifty percent of the shares, and a lockup of twelve months with respect to the remainder.

12. On November 4, 1997 the Company changed its name to New World Coffee & Bagels, Inc. This action was approved at the annual shareholder meeting.


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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 New World Coffee & Bagels, Inc., is the only integrated coffee and bagel retailer in the United States. The Company owns, operates and franchises 39 stores, consisting of 26 in New York, seven in Connecticut, three in Pennsylvania and three in New Jersey. In May 1997 the Company announced its franchising program. To date the Company has signed franchise agreements relating to additional stores in New York, New Jersey, Maryland, Pennsylvania and Germany.

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

FISCAL QUARTER ENDED SEPTEMBER 28, 1997 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 29, 1996

 Revenues. Total revenues increased 59.0% to $4,534,283 for the fiscal quarter ended September 28, 1997 from $2,851,041 for the comparable 1996 period. Company owned store revenues increased 35.2% to $3,855,914 for the fiscal quarter ended September 28, 1997 from $2,851,041 for the comparable 1996 period. Royalties and franchise related revenues were $678,369 or 15.0% of total revenues for the fiscal quarter ended September 28, 1997. There were no such revenues for the comparable 1996 period. Comparable store sales for the 21 stores open for both periods increased 6.9%. Comparable sales for the Company's converted coffee and bagel store increased 56.3% in the quarter.

 Costs and Expenses. Cost of sales and related occupancy costs as a percentage of company owned store revenues for the fiscal quarter ended September 28, 1997 decreased to 51.8% from 58.7% for the comparable 1996 period. The primary components were a decrease of 2.3% in cost of goods due to better control of store purchasing and waste, improved coffee costs due to vertical integration and improved vendor pricing due to greater economies of scale; and a 4.6% decrease in occupancy costs due to lower rental expense associated with stores located outside of New York City.

 Store operating expenses as a percentage of company owned store revenues for the fiscal quarter ended September 28, 1997 decreased to 30.9% from 31.1% for the comparable 1996 period.

 Depreciation and amortization expenses as a percentage of total revenues for the fiscal quarter ended September 28, 1997 decreased to 11.4% from 12.2% for the comparable 1996 period primarily due to the maturing of new stores opened in the latter part of 1996.

 General and administrative expenses for the current quarter decreased as a percentage of total revenues to 16.5% from 27.2% for the fiscal quarter ended September 29, 1996.

 The Company recorded a $300,000 non-cash provision in the fiscal quarter ended September 28, 1997 to provide for a shortfall in the second quarter 1996 provision for store closings. There were no such charges for the comparable 1996 period.

 Interest expense, net for the fiscal quarter ended September 28, 1997 decreased as a percentage of revenues to 0.6% from 0.9% for the comparable 1996 period.

 Net Loss. Net loss for the fiscal quarter ended September 28, 1997 decreased to $246,896 from $856,764 for the comparable 1996 period. Operating margins improved to a loss of 4.9%, which includes a 6.6% non-recurring charge, from a loss of 29.1% in the comparable 1996 period. This improvement is due primarily to increased store operating income of 7.0% as a percentage of store revenues, franchise related income of approximately 15.0% of total revenues, and a decrease in general and administrative expenses of 10.7% as a percentage of total revenues.

YEAR TO DATE PERIOD ENDED SEPTEMBER 28, 1997 COMPARED TO THE YEAR TO DATE PERIOD ENDED SEPTEMBER 29, 1996

 Revenues. Total revenues increased 57.5% to $12,221,077 for the year to date period ended September 28, 1997 from $7,758,199 for the comparable 1996 period. Company owned store revenues increased 48.8% to $11,542,708 for the year to date period ended September 28, 1997 from $7,758,199 for the comparable 1996 period. Royalties and franchise related revenues were $678,369, or 5.6% of total revenues for the year to date period ended September 28, 1997. There were no such revenues for the comparable 1996 period. Comparable store sales for the 21 stores open for both periods increased 3.7%. Comparable sales for the Company's converted coffee and bagel store increased 26.9% in the year to date period.

 Costs and Expenses. Cost of sales and related occupancy costs as a percentage of company owned store revenues for the year to date period ended September 28, 1997 decreased to 54.0% from 60.3% for the comparable 1996 period. The primary components were a decrease of 3.0% in cost of goods due to better control of store purchasing and waste, improved coffee costs due to vertical integration and improved vendor pricing due to greater economies of scale; and a 3.3% decrease in occupancy costs due to lower rental expense associated with stores located outside of New York City.

 Store operating expenses as a percentage of company owned store revenues for the year to date period ended September 28, 1997 increased to 32.1% from 31.8% for the comparable 1996 period. Miscellaneous store expenses increased 0.3% as a percentage of company owned store revenues reflecting higher utility and other expenses during the ramp up period of stores opened late in 1996.

 Depreciation and amortization expenses as a percentage of total revenues for the year to date period ended period September 28, 1997 increased to 13.0% from 11.4% for the comparable 1996 period primarily due to an increase in the number of new stores opened during the latter part of 1996 which carry higher depreciation expense as a percentage of revenues during their ramp-up period as well as amortization related to the acquisitions made during the latter half of 1996.

 General and administrative expenses decreased as a percentage of total revenues to 18.5% for the year to date period ended September 28, 1997 from 26.6% of total revenues for the comparable 1996 period.

 The Company recorded a $300,000 non-cash provision in the year to date period ended September 28, 1997 to provide for a shortfall in the second quarter 1996 provision for store closings. For the year to date period ended September 29, 1996 the Company recorded a provision of $1,800,000 for store closings and reorganization costs. This charge was taken to provide for the closing of five unprofitable stores, four of which are not in residential areas, in accordance with the Company's strategy of concentrating its business in primarily residential areas, and the reorganization of senior management.

 Interest expense, net for the year to date period ended September 28, 1997 decreased to $218,207 or 1.8% as a percentage of total revenues, from $1,057,139 or 13.6% for the comparable 1996 period. This decrease resulted primarily from a charge taken in the first fiscal quarter of 1996 of $1,050,000 for issuance costs relating to the Company's bridge financing prior to its initial public offering.

 Net Loss. Net loss for the year to date period ended September 28, 1997 decreased to $2,083,138 from $5,198,167 for the comparable 1996 period. Operating margins improved to a loss of 15.3% from a loss of 53.4% in the comparable 1996 period. This improvement is due primarily to an increase in store operating income of 6.0% as a percentage of store revenues, franchise related income of approximately 5.6% of total revenues, and a decrease in general and administrative expenses of 8.1% as a percentage of total revenues and a decrease in provisions for store closing of 16.7 %.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's primary capital requirement is to support its franchising efforts. The Company currently estimates that capital expenditures through fiscal 1997 will be approximately $200,000. The Company expects to meet its funding requirements with cash on hand and internally generated funds.

 At September 28, 1997 the Company had a working capital surplus of $1,072,385 compared to a working capital deficit of $1,086,824 at December 29, 1996. The primary reasons for the increase in working capital were the additional franchise revenues the company earned in the third quarter and the successful completion of secondary stock offerings.

 The Company had net cash used in operating activities of $2,540,848 for the first nine months of 1997 compared with net cash used in operating activities of $3,011,673 for the comparable 1996 period.

 The Company had net cash used for investing activities of $863,824 for the first nine months of 1997 compared with net cash used for investing activities of $1,763,559 for the comparable 1996 period. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store operations.

 The Company had net cash provided by financing activities of $3,591,142 for the first nine months of 1997. These funds were primarily the result of additional stock offerings. The Company had net cash provided by financing activities of $8,467,826 for the comparable 1996 period as a result of its initial public offering which raised approximately $11.1 million in net proceeds.

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

SEASONALITY AND GENERAL ECONOMIC TRENDS

 The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, it believes based on industry experience that it would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee, acquisitions by the Company of existing coffee or bagels stores, existing and additional competition, marketing programs, weather, special or unusual events, and variations in the number of store openings. The Company has few, if any, employees at the minimum wage level and therefore believes that an increase in the minimum wage would have minimal impact on its operations and financial condition.

                          PART II - OTHER INFORMATION

                        NEW WORLD COFFEE & BAGELS, INC.

                               SEPTEMBER 28, 1997

Item 1.   Legal Proceedings

   On May 6, 1997, a holder of Series A Preferred Stock filed an action against the Company in the Delaware Court of Chancery in New Castle County, Delaware in which he alleged that the Company violated the Company's Certificate of Incorporation creating Series B Preferred Stock without obtaining the necessary consents of the holders of Series A Preferred Stock. The plaintiff requested that the court cancel the Series B Preferred Stock and enjoin the Company from creating any new series of stock on parity with the Series A Preferred Stock without complying with the Company's Certificate of Incorporation. The Company denied that it had violated the applicable provisions of Delaware law. On July 11, 1997, the Company entered into a settlement agreement with the plaintiff providing for the dismissal of this action.

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

   During the third quarter of 1997, 80 shares of Series A Convertible Preferred Stock were exchanged for 790,842 shares of Common Stock.

   On August 29, 1997 the Company completed the private placement of 1,142,857 shares of common stock with an institutional investor, realizing approximately $900,000 in net proceeds. These unregistered shares are subject to a lockup of six months with respect to fifty percent of the shares, and a lockup of twelve months with respect to the remainder.


Item 3. Defaults upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

    On November 4, 1997 the Company held an annual meeting of shareholders (the "Meeting") to elect directors of the Company and to amend the certificate of incorporation of the Company to change the name of the Company from "New World Coffee, Inc." to New World Coffee & Bagels,

Inc." At the Meeting each of the following persons were elected as directors of the Corporation: Keith F. Barket, Ronald S. Hari, R. Ramin Kamfar, Edward McCabe and Steven A. Rothstein. All of these individuals served as directors during the prior term. Each of the nominees for director received 6,844,574 votes, constituting 61.8% of the share entitled to vote. There were no votes against any of the directors and 19,846 withheld from each of the directors. The resolution to change the name of the Company to New World Coffee & Bagels, Inc. was approved, with 6,840,181, shares voting for, 21,192 shares voting against, and 3,047 shares abstaining from voting.


Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                        NEW WORLD COFFEE & BAGELS, INC.


Date:                   By:
                           ----------------------------------------
                                   R. Ramin Kamfar
                           President and Chief Executive Officer



Date:                   By:
                           ----------------------------------------
                                   Jerold E. Novack
                               Vice President Finance