Form 10KSB
period 1997-12-28
NEW WORLD COFFEE INC
filed 1998-04-13
CIK 949373

===========================================================================
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NUMBER
                           --------------------
                      NEW WORLD COFFEE & BAGELS, INC.
                      -------------------------------
              (Name of Small Business Issuer in its Charter)

          DELAWARE                                     13-3690261
          --------                                     ----------
      (State or Other Jurisdiction                (I.R.S. Employer
     of Incorporation or Organization)            Identification No.)

     379 WEST BROADWAY, 4TH FLOOR                      10012
     NEW YORK, NY                                      -----
     --------------                                  (Zip Code)
     (Address of Principal Executive Offices)

                              (212) 343-0552
                              ---------------
                         (Issuer's Telephone Number)

Securities registered under Section 12(B) of the Exchange Act:    NONE

                                        NAME OF EACH EXCHANGE ON
     Title of Each Class                      WHICH REGISTERED
     -------------------                     -----------------
     Common Stock, $.001 par value............    NASDAQ

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

     State issuer's revenues for its most recent fiscal year.  $15,867,868
                                                               -----------
     The aggregate market value of the voting stock held by non-affiliates per the closing stock price as of March 29, 1998 is $18,279,906.
                                                    -----------
     As of March 29, 1998, 11,887,336 shares of common stock of the issuer were outstanding.
==========================================================================

                             ITEM 1.  BUSINESS

Certain statements in this 10-KSB constitute forward-looking statements or statements which may be deemed or construed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "forecast," "estimate," "project," "intend," "expect," "should," and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve and are subject to known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Those factors are more fully discussed in the Company's most recent Form SB-2.

General

     New World Coffee & Bagels, Inc. ("New World" or the "Company") owns, operates and franchises coffee bars and integrated coffee bar/bagel bakeries in New York, New Jersey, Connecticut, Pennsylvania and Germany. The Company opened its first coffee bar in 1993. The Company's coffee operations are vertically integrated, with the Company purchasing beans from around the world which are roasted in its Connecticut plant and then supplied to both Company-owned and franchised stores.

     New World is a Delaware corporation and was organized in November 1992.

Recent Developments

     In 1997 the Company launched its franchising program and its new integrated coffee bar/bagel bakery concept. Since launching its franchising program and new integrated concept, the Company has signed multiple franchise agreements in New York, New Jersey, Maryland, Pennsylvania and Florida, its first supermarket franchise, its first international franchise, and its first co-branding franchise.

     The Company now differentiates itself from coffee bars or bagel bakeries by offering an integrated coffee bar/bagel bakery serving fresh roasted coffees, fresh brewed coffee and specialty beverages, fresh baked bagels, fresh prepared bagel sandwiches, pastries and desserts. This integrated concept allows the Company's stores to capture all three day parts, i.e. breakfast, lunch and afternoon/evening neighborhood gathering place compared to coffee-only or bagel-only retailers which generally capture two day parts.

     The Company is in the process of converting its existing coffee bars to integrated coffee bar/bagel bakeries, which the Company anticipates would lead to substantial increases in same store sales. New World's 1997 comparable store sales increased by 4.6% for its coffee bars and 32.6% for its converted coffee bar/bagel bakery. In addition, New World is in the process of converting its company owned operations to franchises which the Company anticipates would improve operations at such stores and generate significant cash from such sales. The Company anticipates that the substantial majority of its existing stores will be converted to the coffee bar/bagel bakery format and to franchised operations.

     At March 29, 1998 there were 34 company owned and seven franchised stores under operation. In addition, there were 26 franchises signed but not yet operating.

Industry Overview

     The U.S. coffee market has broad and deep demographics. Fifty-six percent of American adults drink coffee and they drink an average of 3.5 cups per day, according to the National Coffee Association of U.S.A., Inc.'s 1996 Winter Coffee Study. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow through the end of the century. According to the Specialty

Coffee Association of America ("SCAA"), the market for gourmet coffee nearly doubled during the 1980s, as retail sales grew from approximately $763 million in 1979 to approximately $2.0 billion in 1994. According to the SCAA the gourmet coffee industry is expected to approach $5.0 billion in retail sales by the year 2000 and coffee stores, including espresso carts and kiosks, will be the fastest growing distribution channel. The consumption of specialty coffee drinks is also growing rapidly, with the percent of U.S. population drinking cappuccino increasing 42% from 1995 to 1996. The Company believes these are the most up to date reports available on the specialty coffee industry.

     Management believes that the U.S. bagel market is large, growing and fragmented. According to the American Bagel Association sale of bagels has grown rapidly, from $429 million in 1993 to $2.3 billion in 1996. Industry sources estimate that the bagel market is growing by approximately 20% per year. According to the NPD Group, an independent research organization, the per capita consumption of bagels rose 83% from 14 in 1993 to an estimated 26 per person in 1996.

     Management believes this growth has been driven by (i) greater consumer awareness and appreciation of gourmet coffee and fresh baked bagels as a result of their increasing availability, (ii) increasing demand for all fresh premium food products where the differential in price from the commercial brands is small compared to the improvement in product quality and taste,
(iii) a switch by consumers to low fat baked items such as bagels from high fat fried alternatives, and (iv) the popularity of coffee bars as gathering places.

Business Strategy

     The goal of New World is to become a leading coffee bar/bagel bakery chain in each market in which it operates. Each element of the Company's strategy is designed to differentiate and reinforce New World's brand identity, to engender customer loyalty and to position the Company as a leading coffee bar/bagel bakery franchisor. The key elements of this strategy include:

     INTEGRATED COFFEE BAR/BAGEL BAKERY.   New World believes it is the only
publicly traded chain in the United States to combine a coffee bar and bagel bakery under one roof designed to capture all three day parts. Coffee bars typically attract only breakfast and afternoon/evening traffic but miss the lunch business because they lack a lunch menu. Bagel bakeries primarily draw breakfast and lunch patrons but miss the afternoon/evening business because they lack the good coffee, pastries and comfortable environment needed to attract "neighborhood gathering place" traffic. By offering high quality specialty coffees, cappuccino/espresso drinks, fresh baked bagels, fresh prepared bagel sandwiches, pastries and desserts, New World stores capture business throughout the breakfast, lunch and afternoon/evening dayparts. The Company's sales mix for the four week period ended February 28, 1998 was 47% beverages, 41% food, 12% beans and merchandise in its coffee bar/bagel bakery stores, compared to 62%, 27%, and 11%, respectively, for the coffee bar only stores.

     GROWTH THROUGH FRANCHISING. New World is committed to grow through franchising to secure a leading position in its industry. The Company believes that it can grow more rapidly through franchising than through company owned operations due to lower financial and human resource constraints. In addition the Company believes that it can improve its level of operations and customer service through attracting quality owner/operators as franchisees. The Company is committed to developing a strong franchise system by attracting qualified operators, expanding in a controlled manner and ensuring that each franchisee adheres to the Company's high standards.
To ensure consistent quality, each franchisee will be required to purchase coffee beans from the Company and bagel dough and all other supplies from approved suppliers. The Company devotes significant resources to provide the franchisees with assistance in employee training, marketing, site selection and store design.

     EFFICIENT OPERATING SYSTEMS. New World believes that its operating and distribution systems result in lower operating costs, improved product quality and superior customer service. The Company's dough specifications and distribution system eliminate the need for each franchisee to commit substantial capital and labor to dough preparation at either the store or commissary level. The Company's baking process eliminates the need for each franchisee to commit substantial resources in hiring and retaining skilled baking personnel. In addition, the Company's sophisticated point-of-sale system assists each franchisee in managing his cost of goods and labor scheduling, therefore enabling the franchisee to concentrate on delivering customer service and building sales. Company management believes that its efficient operating system is a competitive advantage in attracting and retaining franchisees and in its ability to expand rapidly.

     COMFORTABLE, INVITING STORES. New World believes that its stores are designed to be conducive to capturing all three dayparts. The store layout is designed to process a large volume of transactions in a short timeframe during the time critical breakfast and lunch dayparts. In addition, the store atmosphere is designed to be comfortable and inviting through the use of natural materials, warm lighting, appropriate music and a comfortable seating area to promote the stores use as neighborhood gathering places in the afternoon/evening daypart.

     QUALITY PRODUCTS. The Company pursues a strategy of delivering high quality products to its customers. New World selects high quality arabica beans from throughout the world which are then roasted by its roastmasters in small batches to ensure a peak roasted product. Coffee is delivered to each store generally within 24 hours of roasting, enabling the Company to guarantee the freshness of coffee sold in its stores. The Company believes this guaranteed freshness strategy distinguishes New World from its competitors, most of whom deliver vacuum-packed or valve-packed coffee to their stores. The Company's bagel dough is purchased from a single supplier to ensure quality and consistency at the store level.

     CUSTOMER SERVICE.   The friendliness, speed and consistency of the
service and the knowledgability of New World franchisees and employees is critical to developing the Company's quality brand identity and to building a loyal customer base. To this end, the Company places strong emphasis on identifying and retaining qualified franchisees and employees, invests substantial resources in training them in coffee knowledge, beverage preparation, bagel baking, sandwich making, and customer service and sales skills.

     MARKETING. The Company's marketing strategy is to differentiate its concept based upon promoting the Company's status as an integrated coffee bar/bagel bakery to establish its legitimacy in both the coffee and bagel markets and distinguish itself from coffee-only or bagel only competitors, and promoting the distinctive qualities of the Company's new products such as the New World Freezer and seasonal blends to position the Company as a unique and innovative retailer. In 1998, the Company plans to introduce a new restaurant level local marketing program which targets the trade area of each franchise store, making extensive use of distinctive print materials in direct mail and store to door promotions. Local marketing efforts would also include a variety of community oriented activities with schools, sports teams and other organizations. The Company believes that its integrated brand appeals to franchisees by enabling them to effectively purchase two franchises for a comparable investment to a coffee-only or bagel-only franchise.

     SITE SELECTION AND REGIONAL EXPANSION. New World's site selection strategy is to open stores in residential and shopping areas with strong population, education and income levels, high traffic, high visibility, easy accessibility and parking, with strong compatible retailers. The Company's expansion strategy is to expand its retail store base in both existing and new markets, through new store openings or acquisitions, in order to secure a leading presence in each of its markets and to enhance its brand awareness. Along with expansion in its existing markets, the Company plans to enter other markets along the Atlantic seaboard, and has identified Florida, the Washington, D.C. metropolitan area and the Boston metropolitan area as its next expansion markets.

Coffee & Bagels

     New World is committed to marketing only the finest and freshest coffee and bagel products. New World offers a revolving selection that includes over 30 whole bean blended, unblended and decaffeinated coffees and up to 21 plain, topped and filled bagels. Rotating its coffee and bagel selections allows the Company to provide its customers with a wider variety including certain coffees which have limited availability. The Company typically offers up to 12 unblended and 8 blended coffees, and 17 bagel varieties at any given time.

     COFFEE SOURCING. The Company focuses on purchasing only the highest grades of coffee available from the best crops. Barry Levine and Bob Williams, the Company's Vice Presidents-Coffee, evaluate crop samples on an ongoing basis and make purchase commitments on the basis of quality, taste and availability. The Company makes forward commitments for the purchase of all of its coffee to help ensure adequate supply. The Company has long-standing relationships with coffee brokers, allowing the Company access to the world's best green coffees.

     New World purchases only the highest grades of arabica coffee as these grades are the best available from each producing region. These highest grade arabica coffees are of superior quality to lower grade arabica varieties or coffee beans of the robusta species. Lower quality beans are typically found in non-specialty or mass-merchandised coffees and even in many specialty coffee outlets.

     COFFEE ROASTING. The roasting of commercial coffee is often accomplished through a uniform roasting process that does not differentiate between the types of coffee. Some specialty roasters also employ this commercial method. New World's roasting process, however, varies based upon the variety, origin and physical characteristics of the coffee and is designed to develop the optimal flavor and aromatics of each coffee. The Company has several roastmasters who are directly responsible for overseeing the roasting process. The roastmasters learn the Company's unique roasting methods during an apprenticeship with the Company's Vice Presidents-Coffee. New World believes that its roasting facility has sufficient capacity for the Company's planned expansion within the next 12 months.

     COFFEE FRESHNESS. New World is committed to providing its customers with freshly roasted whole bean coffee and beverages. Freshness is important because once coffee is roasted it becomes a highly perishable product, and within 2 weeks loses a significant amount of flavor. The Company's coffee is delivered to each store at least twice a week, generally within 24 hours of roasting. This enables the Company to guarantee the freshness of the coffee sold in its stores. The Company believes that its freshly roasted coffee is superior to its competitors who deliver vacuum-packed or valve-packed coffee to their stores.

     BAGEL SOURCING. The Company seeks to provide the consumer with a superior quality bagel product. The Company's bagels are prepared in each store from frozen raw bagel dough using a technique which requires the bagels to be proofed first, then baked, under the Company's quality control guidelines. The Company's frozen raw bagel dough is distributed to its stores from a single supplier with which the Company has a supply arrangement. By controlling the supply of raw bagel dough and cream cheese, the Company is able to control the quality of product sold in the stores.

Stores

     New World currently operates 34 company owned and seven franchised stores. New World believes that its stores are designed to be conducive to capturing all three dayparts. The store layout is designed to process a large volume of transactions in a short timeframe during the time critical breakfast and lunch dayparts. In addition, the store atmosphere is designed to be comfortable and inviting through the use of natural materials, warm lighting, appropriate music and a comfortable seating area to promote the stores use as neighborhood gathering places in the afternoon/evening daypart. The Company's prototype store averages 1,400 - 1,800 square feet.

     New World stores offer, over the course of any given year, more than 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, from coffee producing countries around the world. Regular and decaffeinated "Coffees of the Day" are fresh brewed daily with strict brewing and freshness standards. The stores also offer a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, caffe mocha and espresso machiato. All espresso based drinks are prepared to order which the Company believes ensures quality and consistency. New World stores offer a selection of black, herbal and fruit teas, with one selection offered as the fresh brewed "Iced Tea of the Day," and also offer freshly squeezed orange and grapefruit juice.

     New World stores also offer a broad selection of up to 17 varieties of fresh baked bagels, up to 10 types of cream cheese spreads, a variety of freshly prepared bagel sandwiches. Breakfast offerings also include croissants, muffins, danishes and scones, lunch offerings include salads and soups, and dessert items include various cakes and cookies, dessert muffins, brownies and biscotti. New World's coffee bar stores serve bagels and sandwiches provided by outside suppliers. Management is consistently working with its suppliers to develop a selection of quality food items which will complement its bagel and coffee sales.

     Some of the Company's stores also carry selected coffee related merchandise items including coffee making equipment, french presses, grinders and other small equipment. For the four week period ended February 22, 1998, the Company's sales mix was 47% beverages, 41% food, and 12% whole beans and merchandise in its coffee bar/bagel bakery stores compared to 62%, 27%, and 11%, respectively, for its coffee bar stores.

     New World prices its coffee and bagel offerings competitively with the prevailing high-end prices in each of its markets, which the Company believes reflects the high quality of the Company's products and its high level of customer service.

Site Selection and Store Locations

     New World's site selection strategy is to open stores in high-traffic, high-visibility residential and shopping locations in each of its target markets. The Company's real estate selection process evaluates sites based on a variety of factors including trade area population, income and education levels, existing traffic patterns, site visibility, site accessibility, availability of parking, proximity of compatible retailers and potential competitors. Following this analysis, each site must be approved by senior management.

     The Company's site selection strategy is focused on seven day residential and shopping area sites. The Company's experience indicates that residential and shopping area sites generally offer more attractive economics as they typically are open seven days a week and capture breakfast, lunch and afternoon/evening traffic, compared to business district sites which are open five days and capture breakfast and lunch traffic only. The residential and shopping area units can also be staffed and operated more cost effectively than business district sites due to lower peak traffic constraints.

Franchise Program

     GENERAL. New World's integrated coffee bar/bagel bakery concept, growth and quality reputation has allowed the Company to generate interest in a substantial number of potential franchisees. The Company considers franchising to be an important part of its continued growth and considers its relationship with its franchisees as excellent. As of March 29, 1998, there were seven franchised stores operating and the Company had 26 franchise agreements signed but not yet operating.

     APPROVAL. Franchisees are approved on the basis of the applicant's business background, restaurant or retail operating experience and financial resources.

     FRANCHISE AND DEVELOPMENT AGREEMENTS. The Company's franchise agreements typically provide for a ten year term, a non-refundable franchise fee of $25,000 for the initial store and $20,000 for each additional store, a 5% royalty, a marketing fund contribution of 2%, a required local advertising and promotion expenditure of 2%, a requirement to purchase coffee beans at prevailing market prices from the Company, and a $2,500 minimum grand opening expenditure. The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Business--Government Regulation."

     The Company's standard area development agreement provides for the development of a specified number of stores within a defined geographic territory in accordance with a development schedule of store opening dates. The development schedule generally will range from two to five years and contain benchmarks for the number of stores to be opened and in operation at quarterly or semi-annual intervals. Area developers will generally pay a non-refundable franchise fee of $25,000 for the initial store and $20,000 for each additional planned store, fifty percent of which will be paid at the execution of the agreement, with the remainder payable in quarterly installments over two years. Breaches of the agreement, including failure to meet development schedules, may lead to termination of the limited exclusivity provided by the agreement, renegotiation of development and franchise provisions or termination of the right to build future stores, although such termination will not generally affect existing franchise agreements for developed locations unless such breaches independently constitute defaults of the franchise agreements. Any such termination could be contested by the area developer.

     The agreements generally preclude the Company from operating or franchising stores within an exclusive territory, except that the Company reserves the right to engage in certain special distribution arrangements within the specified territory.

     FRANCHISE STORE DEVELOPMENT. The Company furnishes each franchisee with assistance in selecting sites and developing stores. The Company provides its franchisees with the physical specifications for typical stores. Each franchisee is responsible for selecting the location for its stores with the Company's assistance based on accessibility and visibility of the site, targeted demographic factors, existing traffic patterns, availability of parking and proximity of compatible retailers and potential competitors. The Company provides design plans to the franchisees.

     FRANCHISEE FINANCING PROGRAM. The Company has established a relationship with third party financing sources under which franchisees who meet preset criteria may borrow funds for use in the construction and development of their stores. Under the program, the loans will typically bear interest at floating rates and will be secured by the fixtures, equipment and signage of each store, pledges of personal property and personal guarantees. A franchisee utilizing the financing program must fund at least 25% - 30% of the total development costs with equity capital.

     FRANCHISE TRAINING AND SUPPORT. Every franchisee is required to have a principal operator or manager approved by the Company who satisfactorily completes the Company's two-week training program and who devotes his or her full business time and efforts to the operation of the franchisee's stores. In addition to this program, the Company provides an on-site training crew for up to seven days during the opening of franchisee's stores and ongoing supervision thereafter. Multi-unit franchisees are encouraged to hire a full-time training coordinator to train new employees for their stores.

     FRANCHISE OPERATIONS. All franchisees are required to operate their New World stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

     REPORTING. The Company collects daily, weekly and monthly sales and other operating information from its franchisees through the POS system. The Company's agreements permit the Company to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions and purchases of products from the Company. This system significantly reduces the resources needed to process receivables, improves cash flow and virtually eliminates past-due accounts related to these items. Franchisees are required to purchase and install New World's POSITOUCH system in their stores.

Customer Service and Employee Training

     The Company believes that the training and knowledge of its employees and the consistency and quality of the service they deliver are critical to the Company's success. Management believes that an employee oriented culture creates a sense of personal responsibility among all employees, and pride in the Company's products, resulting in a higher level of customer service.

     Once hired, store employees undergo training in coffee knowledge, beverage preparation, bagel baking, sandwich making and customer service and sales skills. This training includes written training materials, observation and simulation exercises and in-store training. Retail store managers receive additional training in advanced coffee and bagel knowledge, communication skills and performance appraisal techniques.

     New World seeks to attract and retain qualified personnel by offering an attractive package of compensation, benefits and career growth potential. The Company's incentive compensation system rewards employees for high quality service and productivity from a store-level bonus pool. The Company's benefits package includes medical coverage for full-time and qualifying part-time workers. In addition, as a growing business, New World is able to offer career advancement opportunities and incentive stock options to all management personnel. The Company has not experienced any material difficulties in retaining qualified personnel.

Store Operations

     The typical New World store is staffed with one manager, two assistant managers and between 10 and 15 hourly employees, many of whom work part-time. The hours for each store are established based on location and customer demand, but typically are from 7:00 a.m. to 9:00 p.m. or later in residential and shopping area locations and from 7:00 a.m. to 6:00 p.m. in business district locations. The store managers are overseen by district managers, who are responsible for supervising the operations of up to 10 stores and who report to the Vice President - Operations.

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

Marketing

     The Company's marketing strategy is to differentiate its concept and build a brand identity based upon promoting its integrated coffee bar and bagel bakery stores to establish its legitimacy in both the coffee and bagel markets and by promoting the distinctive qualities of the Company's new products such as the New World Freezer and seasonal blends to position the Company as a unique and innovative retailer.

     To date, the Company has relied primarily on the high visibility of its real estate locations, word of mouth, public relations, and the inviting atmosphere of its stores to attract first time customers. The Company's focus on larger, higher-visibility residential and shopping area sites enhances its ability to develop a brand identity as they tend to be more visible and also serve as neighborhood gathering places. The Company's marketing materials and in-store decor package emphasize the Company's status as a roaster and retailer and highlight the Company's efforts to source, roast and sell only the finest, freshest coffees. These materials also educate consumers about New World's fresh roasted coffees as compared to vacuum-packed or valve-packed coffee from other retailers. The Company also promotes the fact that its coffees have garnered numerous awards over the years.

     In 1998, the Company plans to introduce a store level local marketing program to target the trade area of each franchise store, making use of distinctive print materials in direct mail and store-to-door promotions. The local marketing efforts would also include a variety of community oriented activities with schools, sports teams and other organizations. Each franchised store is required to spend 2% of its sales on local store marketing. In addition to local store marketing, all franchised stores are required to contribute 2% of sales to a marketing fund, which will provide the stores with marketing support in terms of literature, sales promotions, new product introductions and seasonal specials, along with possible print and other mass media advertising, in order to increase consumer interest and build sales.

Trademarks

     The Company has obtained federal registration rights in the trademark and servicemark "NEW WORLD COFFEE(R)", and the trademarks "NEW WORLD COFFEE
& BAGELS(R)", "SUMMERTIME BLEND(R)", "WILLOUGHBY'S COFFEE & TEA(R)" (with design), and "SERIOUS COFFEE(R)". The Company believes these are significant to its business. The Company also has applied for the registration of the federal servicemark "NEW WORLD COFFEE & BAGELS (inside a design), FRESH BREWED, FRESH BAKED". Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. The Company is aware of the use of the name "NEW WORLD COFFEE" by another person in California. It is the Company's policy to vigorously oppose any infringement of its trademarks.

Competition

     The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. The Company's bagel products compete directly against all restaurant and bakery outlets that serve bagels, including the bakery section of supermarkets, and a growing number of bagel bakeries. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience and, to a lesser extent, on price.

     The coffee and bagel industries are intensely competitive and there are many well established competitors with substantially greater financial and other resources than the Company. Although competition in the specialty coffee market is currently fragmented, the Company competes and, in the future will increasingly compete with Starbucks, the market's leading retailer with over 1,500 stores. Although competition in the bagel market is fragmented, the Company competes and, in the future will increasingly compete with Einstein/Noah Bagel Corp., a Colorado based retailer with over 550 stores, Bruegger's Bagels, a Vermont based retailer with over 300 stores, and Manhattan Bagel Company, a New Jersey based retailer with over 300 stores.
In addition to current competitors, one or more new major competitors with substantially greater financial, marketing, and operating resources than the Company could enter the market at any time and compete directly against the Company. In addition, in virtually every major metropolitan area in which New World operates or expects to enter, local or regional competitors already exist.

     The Company also expects that competition for suitable sites for new stores will be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels. The Company also competes with many franchisors of restaurants and other business concepts with respect to the sale of franchises.

Government Regulation

     The Company and its franchisees are subject to various federal, state and local laws affecting the operation of their respective businesses. Each New World store is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the store is located. Difficulties in obtaining or failures to obtain required licenses or approvals could delay or prevent the opening of a new store in a particular area.

     The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states, and bills have been introduced in Congress from time to time (some of which are now pending) which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

Employees

As of March 29, 1998 the Company employed a work force of 330 persons, 160 of which were employed full-time, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

FACILITIES

     New World leases approximately 7,550 square feet in New York, New York for offices and a training center, approximately 1,600 square feet in Branford, Connecticut for administrative offices and training facilities and 3,800 square feet for a roasting plant. As of the date of this 10-KSB filing, New World operates a total of 34 retail stores and seven franchised stores all of which are located in leased premises.


NEW WORLD STORE LOCATIONS AND SIGNED LEASES

                                                            Date
Company Owned Stores               Location            Opened/Acquired
--------------------               --------            ---------------

Sixth Avenue at 10th Street....... New York, NY        02/93
Madison Avenue at 47th Street..... New York, NY        09/93
West Broadway at Spring Street.... New York, NY        03/94
Bell Atlantic Tower............... Philadelphia, PA    04/94
Trump Plaza at 62nd Street........ New York, NY        05/94
Columbus Avenue at 80th Street.... New York, NY        06/94
Wall Street at Water Street....... New York, NY        08/94
Seventh Avenue at 38th Street..... New York, NY        09/94
57th Street at Lexington.......... New York, NY        10/94
Olympic Tower..................... New York, NY        11/94
Third Avenue at 50th Street....... New York, NY        12/94
One New York Plaza................ New York, NY        12/94
Market Street at 20th Street...... Philadelphia, PA    12/94
One Broadway at Battery Place..... New York, NY        12/94
Lexington at 84th Street.......... New York, NY        02/95
The Shops at Liberty Place........ Philadelphia, PA    02/95
Sixth Avenue at 12th Street....... New York, NY        06/95
Madison Avenue at 43rd Street..... New York, NY        08/96
125 Seventh Avenue................ Brooklyn, NY        06/96
Broadway at 75th Street........... New York, NY        06/96
Columbus at 67th Street........... New York, NY        06/96
Broadway at 114th Street.......... New York, NY        06/96
419 Main Street................... Ridgefield, CT      09/96
1006 Chapel Street................ New Haven, CT       10/96
28 Church Street.................. New Haven, CT       10/96
26 York Street.................... New Haven, CT       10/96
550 East Main Street.............. Branford, CT        10/96
752 Boston Post Road.............. Madison, CT         10/96
60 Temple Street.................. New Haven, CT       11/96
Route 59/Middletown............... Nanuet, NY          11/96
Third Avenue at 90th Street....... New York, NY        12/96
107-24 Continental................ Forest Hills, NY    12/96
1034 Willis Avenue................ Albertson, NY       12/96
Cross Roads Shopping Center....... Greenburgh, NY      01/97

NEW WORLD FRANCHISE LOCATIONS AND SIGNED LEASES

                                                            Date
Franchised Stores                  Location            Opened/Acquired
-----------------                  --------            ---------------

Third Avenue at 67th Street....... New York, NY        07/93
Third Avenue at 45th Street....... New York, NY        10/94
Riverside Square Mall............. Bergen County, NJ   04/95
Shop Rite......................... Oakland, NJ         09/97
30 East Main Street............... Freehold, NJ        12/97
Leopold Strasse 43................ Munich, Germany     01/98
102 Westwood Avenue............... Westwood, NJ        02/98
Second Avenue at 74th Street...... New York, NY        Second Qtr 1998 (est.)
Second Avenue at 58th Street...... New York, NY        Second Qtr 1998 (est.)
400 Washington Street............. Hoboken, NJ         Second Qtr 1998 (est.)
208 N.  Frederick Road............ Gaithersberg, MD    Second Qtr 1998 (est.)


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

     Fiscal 1997                                       HIGH      LOW
     -----------                                       ----      ----
     First Quarter (From December 30, 1996 to March
          30, 1997)                                    $2.88     $1.75
     Second Quarter (From March 31, 1997 to June
          29, 1997)                                    $2.13     $1.19
     Third Quarter (From June 30, 1997 to September
           28, 1997)                                   $0.94     $2.13
     Fourth Quarter (From September 29, 1997 to
           December 28, 1997)                          $2.62     $1.50

     Fiscal 1998                                       HIGH      LOW
     -----------                                       ----      ----
     First Quarter (From December 29, 1997 to
           March 29, 1998)                             $2.16     $1.25


     On March 29, 1998, the closing price for the Company's Common Stock as reported by Nasdaq was $1.56 a share.

     As of March 29, 1998, there were approximately 249 holders of record of the Common Stock. This number excludes individual stockholders holding stock under nominee security listings.

     The Company has not declared or paid any cash dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.

             ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World currently operates 34 company owned and seven franchised stores, consisting of 26 in New York, seven in Connecticut, three in Pennsylvania, four in New Jersey and one in Germany.

     The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth.

     In 1997 the Company launched its franchising program and its new integrated coffee bar/bagel bakery concept. The Company is in the process of converting its existing coffee bars to integrated coffee bar/bagel bakeries, which the Company anticipates would lead to substantial increases in same store sales. In addition, New World is in the process of converting its company owned operations to franchisees which the Company anticipates would improve operations at such stores and generate significant free cash from such sales. The Company anticipates that a substantial majority of its existing stores will be converted to the coffee bar/bagel bakery format and to franchised operations.

     The Company forecasts the following for fiscal 1998:

     (a) The Company expects to grow systemwide revenues through (i) new franchise sales, targeting 45 in 1998, (ii) new franchise store openings, (iii) conversion of existing coffee bars to coffee bar/bagel bakeries, and (iv) increasing royalty and product sale revenues from operating franchisees. New World expects franchise royalty and product sale revenues to become the most significant and stable component of the Company's revenue structure over time.
     (b)  The Company expects improved expense structure in its stores from
          (i) lower cost of goods as a percentage of sales and (ii) lower occupancy costs as a percentage of sales, both due to the bagel conversion program.
     (c) The Company expects its general and administrative expenses to continue to decline as a percentage of systemwide revenues as anticipated revenue growth will leverage its management infrastructure.
     (d) The Company also expects its depreciation and amortization expense to decrease both in dollar and percentage terms due to (i)its compliance with FASB 121, (ii) the conversion of company-owned stores to franchised stores, and (iii) increase in systemwide revenues.


Results of Operations

YEAR ENDED DECEMBER 28, 1997 COMPARED TO YEAR ENDED DECEMBER 29, 1996

     REVENUES. Total revenues increased 39.9% to $15,867,868 for fiscal 1997 from $11,340,199 for fiscal 1996. Company owned store revenues increased 32.7% to $15,047,353 for fiscal 1997 from $11,340,199 for the comparable 1996 period. Royalties and franchise related revenues were $820,515 or 5.2% of total revenues for fiscal 1997. There were no such revenues for fiscal 1996. Comparable store sales for the 17 New World stores open for both periods increased 4.6%. Comparable store sales for the Company's converted coffee bar/bagel bakery store increased 32.6% for fiscal 1997.

     COSTS AND EXPENSES. Cost of sales and related occupancy costs as a percentage of store revenues for fiscal 1997 decreased to 54.4% from 57.1% for fiscal 1996. The primary components were a decrease of 0.3% in cost of goods due to better purchasing and waste control through implementation of the POS System., improved coffee pricing due to vertical integration, improved vendor pricing due to greater economies of scale, and a 2.4% decrease in related occupancy expense as a percentage of store revenues due to the Company's focus on seven day and residential/shopping area stores.

     Store operating expenses as a percentage of store revenues for fiscal 1997 increased to 32.9% from 31.1% for fiscal 1996. The primary components were a 1.1% increase in personnel costs and a 0.7% increase in miscellaneous store expenses.

     Depreciation and amortization expenses as a percentage of total revenues for fiscal 1997 increased to 14.4% from 11.9% for fiscal 1996 primarily due to increased amortization resulting from the acquisition of Willoughby's, the Company's coffee roaster since inception.

     General and administrative expenses as a percentage of total revenues for fiscal 1997 decreased to 18.8% compared to 24.2% of revenues for fiscal 1996.

     In 1997, in accordance with FASB 121, the Company recorded a non-cash charge of $3,480,977. In 1996, the Company recorded a provision for store closings and reorganization costs of $1,800,000, of which $1,014,888 was a non-cash writedown of the fixed assets in five unprofitable stores, four of which were not in residential areas.

     Interest expense, net for fiscal 1997 increased to $424,533 or 2.7% of revenues, from $74,349 or 0.7% of revenues for fiscal 1996. This increase resulted primarily from the interest paid for 1996 acquisitions.

     NET LOSS. Net loss of $6,736,157 decreased as a percentage of revenues to 42.5% from 50.0% or $5,670,951 for fiscal 1996. The primary components of this decrease were improvements in general and administrative, cost of goods sold, and occupancy expenses of 5.4%, 2.1%, and 3.4%, respectively. Net loss before one-time charges for fiscal 1997 was 18.6% of revenues or $2,955,180. Net loss before one-time charges for fiscal 1996 was 24.9% of revenues or $2,820,951.

YEAR ENDED DECEMBER 29, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Revenues increased 18.5% to $11,340,199 for fiscal 1996 from $9,572,019 for fiscal 1995. Comparable store sales for the stores open for both periods decreased 8.5%. Management attributes this decrease to the opening of additional stores in Manhattan to solidify the Company's market presence, and the capacity constraints experienced in certain of the Company's primarily residential stores which average approximately 615 square feet in size and are achieving approximately $945 in average sales per square foot. The Company has, in response, expanded both its geographic focus (to four states: New York, Connecticut, Pennsylvania and New Jersey) and its average store size (to approximately 1,800 square feet for its newer stores).

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

     In accordance with the Company's strategy of focusing on residential and shopping area stores, the Company recorded a provision for store closings and reorganization costs in the second quarter of fiscal 1996 of $1,800,000, of which $1,014,888 was a non-cash writedown of the fixed assets in five unprofitable stores, four of which were not in residential areas. The Company has additionally developed a more rigorous site selection process.

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

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. Accordingly, the benefit of deferred tax assets has been fully reserved as of December 28, 1997 and December 29, 1996. At December 28, 1997, the Company had net operating loss carryforwards of approximately $11,100,000 available to offset future taxable income. These amounts expire at various times through 2012. As a result of ownership changes resulting from recent sales of equity securities, the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     On February 27, 1997, the Company completed a private placement of 1,000,000 shares of Common Stock (the "Private Placement") realizing approximately $1,153,000 in net proceeds.

     The Company completed the sale of 375 shares of Series A Convertible Preferred Stock, par value $.001 on June 28, 1996 realizing approximately $3,320,000 in net proceeds after commissions and costs.

          On May 23, 1997, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 relating to the sale on a minimum basis of such number of shares of Common Stock resulting in gross proceeds of $250,000 and on a maximum basis of such number of shares resulting in gross proceeds of $2,500,000. The Company also filed a form S-3 to register shares on May 23, 1997. The Company realized approximately $2,347,000 in net proceeds from the offering of approximately 2,420,000 shares of Common Stock. In addition, the Company satisfied obligations totaling approximately $770,000 through the issuance of approximately 615,000 shares of Common Stock to, among others, certain vendors.

     On August 29, 1997 the Company completed a private placement, with an institutional investor, of 1,142,857 shares of Common Stock, realizing approximately $850,000 in net proceeds. These unregistered shares are subject to a lockup of six months with respect to fifty percent of these shares, and a lockup of twelve months with respect to the remainder. An additional 57,143 shares of Common Stock were issued as commissions in relation to this offering.

The Company plans to further satisfy its capital requirements through the sales of franchises in 1998, sales of Company-owned stores to franchisees which should generate free cash, conversion of existing coffee bars to coffee bar/bagel bakeries which should generate substantial same-store sales increases, and increasing royalty and product sale revenues from operating franchises. New World Coffee & Bagels, Inc. expects franchise royalty and product sale revenue to become the most significant and stable component of the Company's revenue structure over time. The Company expects improved expense structure in its stores from lower cost of goods as a percentage of sales and lower occupancy costs as a percentage of sales, both due to the bagel conversion program. Furthermore, during 1998 the Company renegotiated its debt payment relating to the Willoughby's acquisition reducing the Company's immediate working capital requirements. In addition, the Company may seek additional capital or debt financing from time to time. There can be no assurances, however, that all of these objectives will be attained.

     At December 28, 1997, the Company had a working capital deficit of $97,705 compared to a working capital deficit of $1,086,824 at December 29, 1996.

     The Company had net cash used in operating activities of $1,392,487 for fiscal 1997 and net cash used in operating activities of $1,973,609 for fiscal 1996.

     The Company had net cash used in investing activities of $1,714,840 for fiscal 1997 and $5,023,416 for fiscal 1996. The primary use of cash for investing activities was for capital expenditures related to the Company's retail store expansion.

     The Company had net cash provided by financing activities of $2,836,554 for fiscal 1997 and $7,465,456 for fiscal 1996.


Seasonality and General Economic Trends

     The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, it believes based on industry experience that it would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by the Company of existing stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings. The Company has few, if any, employees at the minimum wage level and therefore believes that an increase in the minimum wage would have minimal impact on its operations and financial condition.


                       ITEM 7.  FINANCIAL STATEMENTS

     Information in response to this item is set forth in the Financial Statements beginning on page F-1 of this filing.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                 PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, key employees and executive officers of the Company and their ages as of the date of this 10-KSB are as follows:

     Name                     Age            Position with the Company
     ----                     ---            -------------------------
     R. Ramin Kamfar          34             President and Chief Executive
                                             Officer
     Jerold E. Novack         42             Vice President - Finance
     Barry Levine             48             Vice President - Coffee
     Robert Williams          49             Vice President - Coffee
     Richard Windisch         37             Vice President - Operations
     Craig Ackerman           35             Director - Management
                                             Information Services
     Tim DeTraglia            33             Director - Budgets and
                                             Accounting Systems
     Harvey Elfenstein        54             Director - Real Estate
     Collin Gaffney           49             Director - Franchising
     Tony Ricci               52             Director - Franchising
     Keith F. Barket/(1)(2)   36             Director
     Karen Hogan/ (1)         36             Director
     Ronald S. Hari           56             Director
     Edward McCabe/ (2)       60             Director

(1) Member of Audit Committee
(2) Member of Compensation Committee
---------------------------------------------------------------------------

     Mr. Kamfar has served as a director since the founding of the Company. Mr. Kamfar has served as President and Chief Executive Officer since May 1996. Between August 1994 and May 1996, Mr. Kamfar served as Co-President and Co-Chief Executive Officer of the Company. Between October 1993 and August 1994, Mr. Kamfar served as Chief Executive Officer and Chief Financial Officer of the Company. Between 1988 and 1993, he worked in the Investment Banking Division of Lehman Brothers, Inc., most recently as a Vice President in the firm's Private Placement Group. Mr. Kamfar has a B.S. degree in Finance from the University of Maryland and an M.B.A. degree in Finance from The Wharton School at the University of Pennsylvania.

     Mr. Novack joined the Company as Vice President - Finance in June 1994. From 1991 to 1994, he served as Vice President/Controller of The Outdoor Furniture Store, Inc., a specialty retail chain. From 1988 to 1991, he served as Controller for Richmond Ceramic Tile, Inc., a retailer and distributor of ceramic tile. From 1985 to 1988, Mr. Novack served as Assistant Controller for Brooks Fashion Stores, Inc., a specialty retail chain. Prior to 1985, Mr. Novack served as Import Division Controller for Mercantile Stores Company, Inc., a department store chain. Mr. Novack has a B.S. degree in Accounting from Brooklyn College, City University of New York.

     Mr. Levine joined the Company as Vice President - Coffee in October 1996. From 1985 to 1996, he served as co-founder and co-Chief Executive Officer of Willoughby's, where he jointly directed coffee sourcing and roasting, site selection, store design, operations, strategic planning and development. From 1980 to 1987 he co-founded and operated New York Bread Express, a wholesale baked goods distributor. Prior to that time, Mr. Levine held various positions in the publishing industry.

     Mr. Williams joined the Company as Vice President - Coffee in October 1996. From 1985 to 1996, he served as co-founder and co-Chief Executive Officer of Willoughby's, where he jointly directed coffee sourcing and roasting, site selection, store design, operations, strategic planning and development. From 1980 to 1987 he co-founded and operated New York Bread Express, a wholesale baked goods distributor. Prior to that time, Mr. Williams held various positions in the publishing industry.

     Mr. Windisch rejoined the Company as Vice President - Operations in January 1998, having served as Vice President - Operations from September 1994 to July 1996. From July 1996 to 1998, Mr. Windisch was self-employed. From 1983 to 1994, Mr. Windisch worked at the KFC (previously Kentucky Fried Chicken) unit of PepsiCo Inc., most recently as Director of Operations - Northeast Division. Mr. Windisch has a B.B.A. degree in Marketing from the New York Institute of Technology and an M.B.A. degree in Finance from Iona College.

     Mr. Ackerman has served as Director - Management Information Systems since December 1996. Between January 1995 and December 1996, Mr. Ackerman served as Director - Operations and Operations Support. From 1990 to 1994, Mr. Ackerman worked at the KFC unit of PepsiCo, Inc., initially as Division Training Manager - Northeast Division and most recently as National Sales Manager for the KFC Express licensing program. Prior to 1990, Mr. Ackerman served as an Officer in the United States Army Corps of Engineers. Mr. Ackerman has a B.S. degree in Computer Science from the United States Military Academy at West Point and an M.B.A. degree in General Management from Boston University.

     Mr. DeTraglia joined the Company in December 1994 as Director - Budgets and Accounting Systems. From 1993 to 1994, Mr. DeTraglia worked at Jordache Enterprises, Inc. as Budget Manager. From 1989 to 1991, he served as a Financial Analyst at Niagara Mohawk Power Corporation. Mr. DeTraglia has a B.A. degree from Hamilton College and an M.B.A. degree in Finance from Syracuse University.

     Mr. Elfenstein joined the Company as Director - Real Estate in March 1998. From 1995 to 1996, Mr. Elfenstein served as Director of Real Estate for Nutri/System, L.P. From 1990 to 1995, Mr. Elfenstein served as Director - Real Estate for Little Caesar Enterprises. From 1986 to 1990, Mr. Elfenstein served as Director of Real Estate for West Coast Video. Mr. Elfenstein has a B.S. degree in Accounting from Temple University.

     Mr. Gaffney joined the Company as Director - Franchising in March 1997. From 1992 to 1997, Mr. Gaffney was Director of Operations, Director of Training and Director of Franchising for Manhattan Bagel Company during which time the company grew from 9 to over 300 stores. From 1991 to 1992, Mr. Gaffney was a self-employed franchise and trade show consultant. From 1989 to 1991, Mr. Gaffney was Vice President Operations for Epikur, Inc.

     Mr. Ricci joined the Company as Director - Franchising in March 1998. From 1997 to 1998, Mr. Ricci was employed as Manager of Franchising by 1-800-FLOWERS. From 1993 to 1996, Mr. Ricci owned a land development business. From 1990 to 1993, Mr. Ricci was a Sales Manager for the Pitney Bowes Corp. From 1986 to 1990, Mr. Ricci was an Account Executive for Wang Computer.
From 1977 to 1986, Mr. Ricci was an Account Executive for Bell & Howell Co.
 Mr. Ricci has a B.S. degree in Business Administration from St. John Fisher College.

     Mr. Barket has served as a director of the Company since June 1995. Mr. Barket is the Managing Director - Real Estate for Angelo, Gordon & Co., a $2 billion hedge fund. From 1988 to 1997, Mr. Barket was a Managing Director of Amerimar Enterprises Inc., a real estate investment and development company during which time he was involved in a variety of office, retail, residential and hotel projects. From 1984 to 1986, he worked as a senior tax accountant with Arthur Andersen & Co. in New York City. Mr. Barket has B.A. degree from Georgetown University and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

     Ms. Hogan has served as a director of the Company since December 1997. From 1992 to 1997, Ms. Hogan served as Senior Vice President, Preferred Stock Product Management at Lehman Brothers, Inc. From 1985 to 1992, Ms. Hogan served as Vice President, New Product Development Group at Lehman Brothers, Inc. Ms Hogan has a B.S. degree from the State University of New York at Albany and an M.P.A. degree in Finance and Economics from Princeton University.

     Mr. Hari has served as a director of the Company since February 1997. Mr. Hari has served as the President and Chief Executive Officer of Capico International, a marketing, investment and consulting firm focusing in the bakery and food industries since 1985. Mr. Hari served as Executive Vice President of Manhattan Bagel Company from 1994 to August 1996. Mr. Hari has a B.S. in Business Administration from the University of Vermont and an M.B.A. degree in Marketing from the University of California, Los Angeles.

     Mr. McCabe has served as director of the Company since February 1997. Mr. McCabe is Chief Executive Officer of McCabe & Company, an advertising and communications company he founded in 1991. From 1967 to 1986, Mr. McCabe served in various capacities, most recently as President and Worldwide Creative Director at Scali, McCabe, Sloves, Inc. an advertising agency he co-founded and built into the tenth largest agency in the world.

     All directors currently serve for one-year terms and until their successors have been elected and qualified. Officers are elected annually and serve at the discretion of the Board. There are no family relationships between any of the directors or executive officers of the Company.

                     ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

     The following table provides certain information concerning the compensation earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company during 1996 and 1997, and any executive officers of the Company who received compensation in excess of $100,000 during 1996 and 1997 ("Named Executive Officers").

                         SUMMARY COMPENSATION TABLE


                                                                 Long
                                                                 term
                              Annual Compensation                compen-
                                                                 sation
                                                                 Awards

                                   Other          Securities
Name and                           annual         underlying     All other
Principal      Salary    Bonus     compen-        options/       compen-
Position       ($)       ($)       sation ($)     SARs (#)       sation($)
---------      ------    -----     ----------     -----------    ----------
R.  Ramin      $137,500  $28,000   $18,000(1)     200,000           -
Kamfar,
Chief
Executive
Officer and
President

Jerold E.       110,000   27,500    12,000(1)      75,000           -
Novak, Vice
President -
Finance

Barry            75,000   30,000     6,000(1)      20,000           -
Levine(2)
Vice President-
Coffee

Robert           75,000   30,000     6,000(1)      20,000           -
Williams (2)
Vice President-
Coffee
-----------------
(1)  Represents car and commuting allowances for the respective individuals.
(2)  1996 compensation totaled $14,422.30 in salary.

Stock Option Grants

     Set forth below is information on grants of stock options for the Named Executive Officers for the period December 30, 1996 to December 28, 1997.

                         OPTION GRANTS IN 1997

                           Individual Grants
                           -----------------

                                                         Potential
                                                         Realizable
                         Percentage                      Value
                         of Total                        at Assumed
                         Options                         Annual
          Number of      Granted to                      Rates of
          Securities     Employees   Exercise            Stock Price
          Underlying     in          Price     Expira-   Appreciation
          Option         Fiscal      ($per     tion      for Option
          Granted        Year        share)    Date      Term (1)
          ----------     ----------  --------  -------   ------------

                                                            5%       10%
                                                            --       ---

R. Ramin  200,000(2)     44.6%       $1.50    09/23/07   $188,668 $478,123
Kamfar

Jerold E.  50,000(3)     11.2%       $2.13    02/01/07   $ 66,977 $169,734
Novack     25,000(4)      5.6%       $1.50    07/02/07   $ 23,584 $ 59,765

Barry      20,000(5)      4.5%       $1.97    10/15/07   $ 24,778 $ 62,793
Levine

Robert     20,000(5)      4.5%       $1.97    10/15/07   $ 24,778 $ 62,793
Williams

---------------------
(1) The potential realizable value is calculated based on the term of the option at the time of grant (ten years). Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of grant.
(2) Options were granted on September 23, 1997 and are exercisable in three equal annual installments commencing on September 23, 1998. The exercise price of the options is equal to the closing price on the Nasdaq of the Common Stock on September 23, 1997.
(3) Options were granted on February 2, 1997 and are exercisable immediately. The exercise price of the options is equal to the closing price on the Nasdaq of the Common Stock on February 2, 1997.
(4) Options were granted on July 2, 1997 and are exercisable on July 2, 1998. The exercise price of the options is equal to the closing price on the Nasdaq of the Common Stock on July 2, 1997.
(5) Options were granted on October 15, 1997 and are exercisable in four equal installments of 5,000 commencing on October 15, 1998. The exercise price of the options is equal to the closing price on the Nasdaq of the Common Stock on October 15, 1997.

Fiscal Year-End Option Values

     The following table sets forth certain information with respect to the stock options held at December 28, 1997 by the Company's executive officers.

                            1997 OPTION VALUES

                    Number of Securities          Value of Unexercised
                    Underlying Unexercised        In-the-Money Options
                         At Year End              at Year End ($) (1)
     Name         Exercisable  Unexercisable   Exercisable  Unexercisable
     ----         -----------  -------------   -----------  -------------

R. Ramin Kamfar     78,112         290,622        $24,783     $12,196
Jerold E. Novack   123,324          70,000        $ 2,292     $ 2,188
Barry Levine         5,000          75,000        $   0       $12,800
Robert Williams      5,000          75,000        $   0       $12,800

(1) Calculated based on an assumed share price of $1.53 per share, less the exercise price payable for such shares.

Employment Contracts

     As of July 1996, the Company entered into a new employment agreement with Mr. Kamfar, the Company's President and Chief Executive Officer. The agreement expires on December 31, 1997 but is automatically renewed for additional one-year periods commencing each January 1 unless either party gives written notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the end of each term on any such renewal. The agreement provides for a compensation package of $137,500 per year, and an annual performance bonus of between 0% and 50% of the base salary for calendar year 1997 and any subsequent calendar year. Each bonus is based on the attainment of certain corporate and individual goals. Pursuant to the agreement, Mr. Kamfar has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

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

     As of July 1997, the Company entered into an employment agreement with Mr. Novack, the Company's Vice President - Finance. The agreement expires on June 30, 1998. The agreement provides for a compensation package of $110,000 per year and an annual performance bonus of 35% to 50% of the base salary based on the attainment of certain corporate and individual goals. In addition, pursuant to the agreement, the Company granted Mr. Novack options on 25,000 shares of the Company's Common Stock, and repriced 118,324 of Mr.

Novack's existing options to a new strike price of $1.50. The options were classified as incentive stock options under the 1994 Plan. Pursuant to the agreement, Mr. Novack has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that the Company terminates Mr. Novack's employment other than for cause, he will be paid severance compensation equal to his base salary (at the rate payable at the time of such termination) for a period of six months. In the event Mr. Novack and the Company fail to reach an agreement to renew his employment contract by June 30, 1998, he will be paid severance compensation equal to his base salary (at the rate payable at the time of such termination) for a period of three months. For a period of one year following Mr. Novack's voluntary termination or termination for cause, if the price of the Common Stock exceeds $4.00, Mr. Novack cannot perform services for, have an equity interest (except for an interest of 5% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business that engages in the marketing or sale of specialty coffee or bagels as its principal business.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 20, 1998, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company's directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                        Shares
                                        Beneficially
Name and Address of Beneficial Owner    Owned                    Percentage
------------------------------------    ------------             ----------
Entrprenurial Investors Ltd.........    1,142,857                9.6%
     Citibank Building, 2nd Floor
     East Mall Drive, P.O. Box 40643
     Freeport, Bahamas

R. Ramin Kamfar.....................    455,735(1)               3.8%
     Chief Executive Officer and
     President and Director

Jerold E. Novack....................    123,324 (2)              1.0%
     Vice President - Finance

Keith F. Barket.....................    47,837 (3)                  *
     Director

Ronald S. Hari......................    20,300 (4)                  *
     Director

Edward McCabe.......................    20,000 (4)                  *
     Director

Karen Hogan.........................    33,897 (5)                  *
     Director

All directors and executive officers
     as a group (6 persons).........    701,093                  5.9%
---------------------------
*    Less than one percent (1%).

(1) Includes 78,112 shares which may be acquired upon the exercise of options which will be exercisable within 60 days. Does not include 290,622 shares underlying stock options which are not exercisable within 60 days.
(2) Includes 123,324 shares which may be acquired upon the exercise of presently exercisable options. Does not include 70,000 shares underlying stock options which are not exercisable within 60 days.
(3) Includes 24,000 shares which may be acquired upon the exercise of presently exercisable options.
(4) Includes 20,000 shares which may be acquired upon the exercise of presently exercisable options.
(5) Includes 10,000 shares which may be acquired upon the exercise of presently exercisable options.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Value Investing Partners, Inc. was paid a commission for selling certain shares of the Series A Preferred Stock which was completed on June 28, 1996. Kevin R. Greene is the Chairman and Chief Executive Officer of Value Investing Partners, Inc. and was a director of the Company at that time.

     On August 29, 1997, the Company sold two stores to 723 Food Corp., a corporation owned by Jerold E. Novack and Richard Windisch. Mr. Novack is Vice President - Finance of the Company. Mr. Windisch rejoined the Company as Vice President - Operations in January 1998, having served as Vice President - Operations from September 1994 to July 1996. The stores included an existing operation and another store which was partially constructed.
The purchase price was $575,000, which was part in cash and notes. This transaction was approved by the Board of Directors of the Company. The Company believes that the terms of this transaction are as favorable to the Company as those which could have been obtained from unaffiliated third parties.

     In fiscal year ended December 28, 1997, Capico International, a corporation for which Ronald Hari, a director of the Company, serves as President and Chief Executive Officer, was paid a consulting fee of $70,000 by the Company with respect to assistance in developing international and multi-unit franchising.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
     3.1       Articles of incorporation(1)
     3.2       By-laws(2)
     4.1       Specimen Common Stock Certificate of Registrant(2)
     4.2 Form of Representatives' Warrant Agreement, including Form of Representatives Warrant(2)
     4.3       Certificate of Designation of Series B Preferred Stock(5)
     4.4 Registration Rights Agreement by and among the Registrant and Barry H. Levine and Robert B. Williams(4)
     4.5       Promissory Note by and between the Registrant and Robert B.
               Williams(4)
     4.6       Promissory Note by and between the Registrant and Barry H.
               Levine(4)
     10.1      1994 Stock Plan(2)
     10.2      Employment Agreement by and between the Registrant and Barry
               H. Levine(4)
     10.3      Employment Agreement by and between the Registrant and Robert
               B. Williams(4)
     10.4      Employment Agreement with R. Ramin Kamfar(5)
     10.5      Employment Agreement with Jerold Novack(5)
     10.6      Stock Purchase Agreement by and among Barry H. Levine, Robert
               B. Williams and Willoughby's Incorporated and the
               Registrant(4)
     10.7      Agreement with Willoughby's Incorporated(2)
     10.8      Investor Rights Agreement(2)
     10.9      Directors' Option Plan(2)
     10.10     Form of Franchise Agreement
     10.11     Form of Store Franchise Sale Agreement
     11.1 Statement re computation of per share earnings (included in the Financial Statements forming a part of this 10-KSB)
     21.1      List of Subsidiaries
     27.1      Financial Data Schedule

     (b) Reports on Form 8-K

          During the fourth quarter of 1996, the Company filed a Report on
Form 8-K with respect to the acquisition of Willoughby's.
- ----------
(1) Incorporated by reference to Exhibit 3.2 from Registrant's registration statement on Form SB-2 (33-95764).
(2) Incorporated by reference from Registrant's registration statement on Form SB-2 (33-95764).
(3) Incorporated by reference from Registrant's Current Report on Form 8-K dated July 12, 1996.
(4) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 12, 1996.
(5) Incorporated by reference from Registrant's Current Report on Form 10-KSB, for the Fiscal Year Ended December 29, 1996.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW WORLD COFFEE & BAGELS, INC.


                                   By: /s/ R. RAMIN KAMFAR    Date: 4/10/98
                                      --------------------
                                        R. RAMIN KAMFAR
                                        President and
                                        Chief Executive Officer


                                    By: /s/ JEROLD E. NOVACK   Date: 4/13/98
                                       ---------------------
                                       JEROLD E. NOVACK
                                   Vice President-Finance
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By: /s/ R. RAMIN KAMFAR   Date:4/10/98
                                       ------------------
                                        R. RAMIN KAMFAR
                                        Director


                                   By: /s/ KEITH BARKET      Date:4/13/98
                                       -------------------
                                        KEITH BARKET
                                        Director

                                   By: /s/ KAREN HOGAN      Date: 4/13/98
                                       -----------------
                                        KAREN HOGAN
                                        Director

                                   By:                      Date:
                                       -------------------
                                        RONALD S. HARI
                                        Director

                                   By:                      Date:
                                       ---------------------
                                        EDWARD McCABE
                                        Director

                      NEW WORLD COFFEE & BAGELS, INC.
                      -------------------------------
                              AND SUBSIDIARY
                              ---------------


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------





                                                                      Page
                                                                      ----

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                    F-1

          FINANCIAL STATEMENTS:

               Consolidated Balance Sheet as of December 28, 1997     F-2
               Consolidated Statements of Operations for the
               Years Ended December 28, 1997 and December 29, 1996    F-3
               Consolidated Statements of Changes in Stockholders'
               Equity for the Years Ended December 28, 1997 and
               December 29, 1996                                      F-4
               Consolidated Statements of Cash Flows for the
               Years Ended December 28, 1997 and December 29, 1996   F-5-F-6
               Notes to Consolidated Financial Statements            F-7-F-20

PAGE

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




   To New World Coffee & Bagels, Inc.:

   We have audited the accompanying consolidated balance sheet of New World Coffee & Bagels, Inc. (a Delaware corporation) and subsidiary as of December 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 28, 1997 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New World Coffee & Bagels, Inc. and subsidiary as of December 28, 1997 and the results of their operations and their cash flows for the years ended December 28, 1997 and December 29, 1996, in conformity with generally accepted accounting principles.




   /s/ ARTHUR ANDERSEN LLP
   ------------------------
   ARTHUR ANDERSEN LLP
   New York, New York
   March 13, 1998, (except with respect to the
     matter discussed in Note 13, as to which
     the date is March 30, 1998)

      PAGE

           NEW WORLD COFFEE & BAGELS, INC. AND SUBSIDIARY
           ----------------------------------------------
                     CONSOLIDATED BALANCE SHEET
                     --------------------------
                         DECEMBER 28, 1997
                          ----------------


                               ASSETS
                               ------
CURRENT ASSETS:
     Cash                                              $    1,149,013
     Franchise and other receivables                          936,015
     Inventories                                              632,606
     Prepaid expenses                                          33,914
                                                               ------
     Total current assets                                   2,751,548

   PROPERTY AND EQUIPMENT, net                                   6,686,807

   GOODWILL, net of accumulated amortization of $283,306         3,274,059

   OTHER ASSETS                                                  1,263,692
                                                            ---------
     Total assets                                      $   13,976,106
                                                       ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

   CURRENT LIABILITIES:
     Accounts payable                                  $      921,576
     Accrued expenses                                       1,150,744
     Current portion of notes payable                         318,750
     Current portion of obligations under capital leases      230,869
     Other current liabilities                                227,314
                                                              -------
               Total current liabilities                    2,849,253
                                                            ---------

   DEFERRED RENT                                                   444,785
                                                              -------

   NOTES PAYABLE (Notes 5 and 13)                           2,407,953
                                                            ---------

   OBLIGATIONS UNDER CAPITAL LEASES                                367,926
                                                              --------
   COMMITMENTS AND CONTINGENCIES (Note 12)

   STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 2,000,000 shares
          authorized                                             -
     Series A convertible preferred stock, $.001 par value;
          400 shares authorized, 375 shares issued, 0
          outstanding                                            -
     Series B convertible preferred stock, $.001 par value;
          225 shares authorized, 109.75 shares issued
          and outstanding                                        -
     Common Stock, $.001 par value; 20,000,000 shares
          authorized; 11,634,143 shares issued and
          outstanding                                          11,634
     Additional paid-in capital                            25,173,441
     Accumulated deficit                                  (17,278,886)
                                                           ----------
               Total stockholders' equity                   7,906,189
                                                            ----------
               Total liabilities and stockholders' equity $13,976,106
                                                           ==========

   The accompanying notes are an integral part of this consolidated balance sheet.

      PAGE

           NEW WORLD COFFEE & BAGELS, INC. AND SUBSIDIARY
           ----------------------------------------------


               CONSOLIDATED STATEMENTS OF OPERATIONS
               --------------------------------------
    FOR THE YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
    -----------------------------------------------------------


                                                  1997           1996
                                                  ----           ----
   REVENUES:
     Store Sales                                $ 15,047,353  $11,340,199
     Franchise-related income (Note 1)               820,515        -
                                                  ---------      --------
                                                  15,867,868   11,340,199

   COST OF SALES AND RELATED OCCUPANCY COSTS       8,194,388    6,473,515

   STORE OPERATING EXPENSES                             4,944,235    3,521,350
                                                  ----------    ---------
          Store/franchise operating income         2,729,245    1,345,334

   DEPRECIATION AND AMORTIZATION                        2,281,360    1,352,961

   GENERAL AND ADMINISTRATIVE EXPENSES             2,978,532    2,738,975

   PROVISION FOR STORE CLOSINGS AND
     REORGANIZATION COSTS                            300,000    1,800,000

   NONCASH CHARGE IN CONNECTION WITH THE REALIZATION
     OF ASSETS (Notes 1 and 8)                     3,480,977         -
                                                  -----------    --------
          Operating loss                          (6,311,624)  (4,546,602)

   INTEREST EXPENSE, net of interest income of
     $50,540 and $76,036 in 1997 and 1996,
     respectively                                    424,533       74,349

   WRITE-OFF OF DEBT ISSUANCE COSTS                         -        1,050,000
                                                  ----------     --------
          Net loss                               $(6,736,157) $(5,670,951)
                                                  ==========   ===========
   BASIC NET LOSS PER COMMON SHARE                $     (.80) $     (1.26)
                                                  ==========   ===========
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING:
       Basic                                       8,442,198    4,517,801
                                                  ==========     ========

   The accompanying notes are an integral part of these consolidated statements.

           NEW WORLD COFFEE & BAGELS, INC. AND SUBSIDIARY
          -----------------------------------------------
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     ----------------------------------------------------------
    FOR THE YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
    ------------------------------------------------------------


                              Series A Preferred       Series B Preferred
                              Stock                    Stock
                              ------------------       ------------------
                              Shares    Amount         Shares    Amount
                              ------    ------         ------    ------

   BALANCE, December 31, 1995 -         $ -            -         $ -

   Issue of warrants in
      connection with bridge
      financing                    -           -            -           -
   Common stock issued in
      connection with the
      Initial Public Offering,
      net of offering expenses     -           -            -           -
   Common stock issued in
      connection with the
      conversion of Series A,
      B and C convertible,
      redeemable, preferred
      stock and preferred stock
      warrants, net of
      offering expenses       -           -            -           -
   Shares issued in connection
      with the exercise of
      stock options and bridge
      financing warrants      -           -            -           -
   Issuance of Series A convert-
      ible preferred stock, net
      of offering expenses         375         -            -           -
   Common stock issued in
      connection with the
      conversion of Series A
      convertible preferred
      stock                        (55)        -            -           -
   Common stock issued in
      connection with
      acquisition (Note 10)        -           -            -           -
   Net loss                        -           -            -           -
   Dividends paid on Series   -           -            -           -
      A preferred stock
                              ----      ----           ----      ----
   BALANCE, December 29, 1996 320         -            -           -

   Shares issued in connection
      with the exercise of
      stock options and bridge
      financing warrants      -           -            -           -
   Issuance of Series B
      convertible preferred
      stock and common stock
      in connection with
      the conversion of
      Series A convertible
      preferred stock              (175)       -            137.50      -
   Issuance of common stock,
      net of offering expenses     -           -            -           -
   Common stock issued in
      connection with the
      conversion of Series B
      convertible preferred
      stock                        -           -            (27.75)     -
   Common stock issued in
      connection with the
      conversion of Series
      A convertible preferred
      stock                        (145)       -            -           -
   Common stock issued in
      connection with
      acquisition(Note 10)         -           -            -           -
   Net loss                        -           -            -           -
                              ----      ----           ------    ----
   BALANCE, December 28, 1997 -         $ -            109.75    $ -
                              ====      ====           ======    ====




                                  Common Stock         Additional
                              ---------------------    Paid-in
                              Shares         Amount    Capital
                              ------         ------    ----------

   BALANCE, December 31, 1995 1,213,725      $ 1,214   $ 1,889,744

   Issue of warrants in
      connection with bridge
      financing                       -                -        246,373
   Common stock issued in
      connection with the
      Initial Public Offering,
      net of offering expenses     2,500,000        2,500    10,884,920
   Common stock issued in
      connection with the
      conversion of Series A,
      B and C convertible,
      redeemable, preferred
      stock and preferred stock
      warrants, net of
      offering expenses         900,723          901     4,218,120
   Shares issued in connection
      with the exercise of
      stock options and bridge
      financing warrants        212,141          212        61,034
   Issuance of Series A convert-
      ible preferred stock, net
      of offering expenses            -                -      3,320,189
   Common stock issued in
      connection with the
      conversion of Series A
      convertible preferred
      stock                          221,022         221           (221)
   Common stock issued in
      connection with
      acquisition (Note 10)           22,986          23        199,977
   Net loss                           -               -            -
   Dividends paid on Series
      A preferred stock          -               -            -
                              ---------      ------    -----------

   BALANCE, December 29, 1996 5,070,597       5,071     20,820,136

   Shares issued in connection
      with the exercise of
      stock options and bridge
      financing warrants         88,875          89          9,735
   Issuance of Series B
      convertible preferred
      stock and common stock
      in connection with
      the conversion of
      Series A convertible
      preferred stock                194,440        194            (194)
   Issuance of common stock,
      net of offering expenses     4,620,670      4,621       4,345,423
   Common stock issued in
      connection with the
      conversion of Series B
      convertible preferred
      stock                          213,425        213            (213)
   Common stock issued in
      connection with the
      conversion of Series
      A convertible preferred
      stock                        1,411,654      1,412          (1,412)
   Common stock issued in
      connection with
      acquisition(Note 10)            34,482         34             (34)
   Net loss                           -             -               -
                              ----------     -------   ------------
   BALANCE, December 28, 1997 11,634,143     $11,634   $ 25,173,441
                              ==========     =======   ============



                                                      Total
                                   Accumulated    Stockholders'
                                     Deficit          Equity
                                   -----------    -------------

   BALANCE, December 31, 1995      $ (4,856,898)  $ (2,965,940)

   Issue of warrants in
      connection with bridge
      financing                               -             246,373
   Common stock issued in
      connection with the
      Initial Public Offering,
      net of offering expenses                -          10,887,420
   Common stock issued in
      connection with the
      conversion of Series A,
      B and C convertible,
      redeemable, preferred
      stock and preferred stock
      warrants, net of
      offering expenses                  -           4,219,021
   Shares issued in connection
      with the exercise of
      stock options and bridge
      financing warrants                 -              61,246
   Issuance of Series A convert-
      ible preferred stock, net
      of offering expenses                    -           3,320,189
   Common stock issued in
      connection with the
      conversion of Series A
      convertible preferred
      stock                                   -               -
   Common stock issued in
      connection with
      acquisition (Note 10)                   -             200,000
   Net loss                               (5,670,951)    (5,670,951)
   Dividends paid on Series
      A preferred stock                 (14,880)       (14,880)
                                   -------------  -------------
   BALANCE, December 29, 1996       (10,542,729)    10,282,478

   Shares issued in connection
      with the exercise of
      stock options and bridge
      financing warrants                 -               9,824
   Issuance of Series B
      convertible preferred
      stock and common stock
      issued in connection
      with the conversion
      of Series A convertible
      preferred stock                         -                -
   Issuance of common stock,
      net of offering expenses                -           4,350,044
   Common stock issued in
      connection with the
      conversion of Series B
      convertible preferred
      stock                                   -                -
   Common stock issued in
      connection with the
      conversion of Series
      A convertible preferred
      stock                                   -                -
   Common stock issued in
      connection with
      acquisition(Note 10)                    -                -
   Net loss                             (6,736,157)      (6,736,157)
                                 -------------    -------------
   BALANCE, December 28, 1997    $(17,278,886)    $  7,906,189
                                 =============    =============


   The accompanying notes are an integral part of these consolidated statements.


      PAGE

                  NEW WORLD COFFEE & BAGELS, INC.
                  -------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------
    FOR THE YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
    -----------------------------------------------------------

                                                     1997           1996
                                                     ----           ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $(6,736,157)   $(5,670,951)
     Adjustments to reconcile net loss to
     net cash used in operating activities-
     Noncash charge in connection with the
       realization of assets                    3,480,977          -
     Depreciation and amortization              2,281,360      1,352,961
     Employee compensation paid in
       common stock                                98,158          -
     Imputed interest on notes payable            121,039         34,881
     Gain on sales of fixed assets               (444,018)         -
     Write-off of noncash debt issuance costs          -       1,000,000
     Changes in operating assets and liabilities-
          Receivables                             198,661        380,720
          Inventories                            (181,884)       (38,950)
          Prepaid expenses                         82,619          9,692
          Deposits and other assets              (593,935)      (263,264)
          Accounts payable                         55,478       (379,672)
          Accrued expenses                       (890,738)       296,336
          Deferred rent                          (169,500)       106,853
          Other current liabilities               227,314          -
          Changes due to restructuring and store
            closing activities-
               Provision for store closing costs
                and restructuring charges         300,000        785,112
               Payment for store closing costs
                and restructuring charges              -        (602,215)
               Write-off of fixed assets          778,139      1,014,888
                                                  -------      ----------
                  Net cash used in
                    operating activities       (1,392,487)    (1,973,609)
                                                ---------     -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                       (2,140,200)    (3,604,514)
    Proceeds from sale of fixed assets            466,648          -
    Acquisitions                                       (41,288)    (1,418,902)
                                                  -------      ---------
               Net cash used in investing
                 activities                    (1,714,840)    (5,023,416)
                                                ---------     -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Series A Convertible Preferred
     Stock, net of issuance costs of
     approximately $430,000                            -       3,320,189
    Issuance of common stock in connection with
     the initial public offering, net of offering
     expenses                                          -      11,063,126
    Redemption of Series C Convertible Redeemable
     Preferred Stock                                   -      (1,999,997)
    Shares issued in connection with the exercise
      of stock options and bridge financing
      warrants                                      9,375         61,246
    Issuance of common stock, net of offering
      expenses                                  3,247,265           -
    Proceeds from bridge financing                     -         245,000
    Repayments of bridge financing                     -      (1,000,000)
    Repayments of capital leases                      (171,696)      (155,415)
    Repayments of notes payable                       (248,750)    (4,053,813)
    Dividend paid on Series A Convertible Preferred
     Stock                                             -         (14,880)
                                                  --------       --------
          Net cash provided by financing
            activities                          2,836,554      7,465,456
                                                ---------      ---------
          Net (decrease) increase in cash        (270,773)       468,431

   CASH, beginning of year                           1,419,786        951,355
                                                   ---------          -------
   CASH, end of year                                $1,149,013     $1,419,786
                                                  ==========     ==========


      PAGE

                                                  1997           1996
                                                     ----           ----

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest,
     net of amount capitalized                  $ 362,815       $ 76,483

   NONCASH INVESTING AND FINANCING ACTIVITIES-
     Equipment disposed under capital leases      161,341           -
     Equipment acquired under capital leases      227,310        712,535
     Notes received from sale of fixed assets     846,347           -
     Conversion of Series A, B, and C
       Convertible Preferred Stock to Common
       Stock                                           -       4,230,054
     Conversion of Series A Convertible
       Redeemable Preferred Stock to Common
       Stock                                    1,450,000        550,000
     Conversion of Series B Convertible
       Preferred Stock to Common Stock          1,750,000           -
     Issuance of Series B Convertible
       Preferred Stock and Common Stock issued
       in connection with the conversion of
       Series A Convertible Preferred Stock       275,000           -
     Issuance of warrants in connection with
       bridge financing                                -         246,373
     Issuance of notes related to
       acquisitions                                    -       3,012,033
     Issuance of Common Stock related to
       acquisition                                     -         200,000
     Issuance of Common Stock as payment of
       promissory note                            231,250           -
     Issuance of Common Stock to vendors as
       payment for property, equipment and
       services rendered                          768,750           -

   DETAILS OF ACQUISITIONS
     Fair value of assets acquired                     -      (1,662,672)
     Goodwill                                          -      (3,637,572)
     Liabilities assumed                               -         669,309
     Notes issued                                      -       3,012,033
     Common Stock issued                               -         200,000
                                                  --------       -------
          Net cash paid for acquisitions          $    -     $(1,418,902)
                                                  ========   ===========

   The accompanying notes are an integral part of these consolidated statements.


                                   F-6
      PAGE

           NEW WORLD COFFEE & BAGELS, INC. AND SUBSIDIARY
           ----------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------
              DECEMBER 28, 1997 AND DECEMBER 29, 1996
               --------------------------------------

   1. NATURE OF BUSINESS, ORGANIZATION
      AND SIGNIFICANT ACCOUNTING POLICIES
      -----------------------------------

   Nature of Business and Organization
   -----------------------------------
   New World Coffee & Bagels, Inc. ("New World" or the "Company") formerly New
   World Coffee, Inc. (a Delaware corporation) owns, operates and franchises coffee bars and integrated coffee bar/bagel bakeries in New York, New Jersey,
   Connecticut and Pennsylvania.  In May and July 1997, the Company launched its franchising program and its new integrated coffee bar/bagel bakery concept, respectively.  At December 28, 1997, there were 34 Company-owned stores and
   5 franchised stores under operation.

   Effective October 25, 1996, the Company began operating a roasting facility in connection with the acquisition of Willoughby's, Inc. ("Willoughby's"), a Connecticut corporation (Note 10).

   Management's Plans
   ------------------
   The strategy of the Company is to become a leading coffee bar/bagel bakery chain in each market in which it operates.  Each element of the Company's strategy is designed to differentiate and reinforce its brand identity, to engender customer loyalty and to position the Company as a leading coffee bar/bagel bakery franchisor.  The Company intends to continue its expansion plans through adding new franchised locations rather than Company-owned stores, thus reducing its capital requirements.

   The Company plans to further satisfy its capital requirements through the sales of franchises in 1998, sales of Company-owned stores to franchisees which should generate free cash, conversion of existing coffee bars to coffee bar/bagel bakeries which should generate substantial same-store sales increases, and increasing royalty and product sale revenues from operating franchises. New World Coffee & Bagels, Inc. expects franchise royalty and product sale revenue to become the most significant and stable component of the Company's revenue structure over time. The Company expects improved expense structure in its stores from lower cost of goods as a percentage of sales and lower occupancy costs as a percentage of sales, both due to the bagel conversion program. Furthermore, during 1998 the Company renegotiated its debt payment relating to the Willoughby's acquisition (Note 13) reducing the Company's immediate working capital requirements. In addition, the Company may seek additional capital or debt financing from time to time.
   There can be no assurances, however, that all of these objectives will be attained.

                                   F-7
      PAGE

Principles of Consolidation
   ---------------------------
   The consolidated financial statements herein include the accounts of the
   Company and its wholly owned subsidiary, Willoughby's.  All material intercompany accounts and transactions have been eliminated.

   Fiscal Year
   -----------
   The Company's annual accounting period ends on the Sunday closest to December
   31.  The fiscal year-end dates for 1997 and 1996 are December 28, 1997 and
   December 29, 1996, resulting in years containing 52 weeks.

   Inventories
   -----------
   Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

   Property and Equipment
   ----------------------
   Property and equipment are recorded at cost and include direct and incremental costs incurred in the development and construction of new stores.
   Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred.  Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

               Leasehold improvements        8 to 15 years
               Store equipment               3 to 7 years
               Furniture and fixtures        5 to 7 years
               Office equipment              5 years

   Goodwill
   --------
   Goodwill is amortized using the straight-line method over periods ranging between 10 to 20 years.

   Capitalized Interest
   --------------------
   Interest on borrowed funds during the construction of new stores is capitalized.

   Long-lived Assets
   -----------------
   The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets.  In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"),
   "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
   to Be Disposed Of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable.  Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows.


   During 1997, the Company recorded a noncash charge to earnings of $3,480,977
   (Note 8) relating to the realizability of assets and other costs in accordance with SFAS 121.

   Franchise Fee Revenue Recognition
   ---------------------------------
   Pursuant to the franchise agreements, franchisees are required to pay an initial franchise fee and a monthly royalty payment equal to 5% of the franchisee's gross sales.  Initial franchise fees are recognized as revenue when the Company performs substantially all of its initial services as required by the franchise agreement.  Royalty fees from franchisees are accrued as earned.

   Royalty income, initial franchise fees and gains on sales of Company-owned stores to franchisees are included in franchise revenues. Gains on sales of Company-owned stores to franchisees amounted to approximately $440,000 for the year ended December 28, 1997.

   Store Operating Costs
   ---------------------
   Store operating costs primarily consist of salaries, wages and benefits of store personnel, utilities and supplies.

   Advertising Costs
   -----------------
   The Company expenses advertising costs as incurred.

   Deferred Rent
   -------------
   Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy.  Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

   Fair Value of Financial Instruments
   -----------------------------------
   Franchise notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  The fair value of notes payable outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings.  The carrying amounts of franchise and other receivables and notes payable approximate their fair value.

   Net Loss Per Common Share
   -------------------------
   Effective December 28, 1997, the Company, as required, adopted SFAS No. 128,
   "Earnings Per Share."  In accordance with SFAS No. 128, net earnings (loss)
   per common share amounts ("basic EPS") are computed by dividing net earnings
   (loss) by the weighted average number of common shares outstanding and exclude any potential dilution.  Net earnings (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution of the Company's securities.  Basic and diluted EPS are the same for the years ended December 28, 1997 and December 29, 1996, respectively, since all securities are considered antidilutive.  1,902,541 and 1,227,274 of options and warrants, respectively, were outstanding during the year and were not included in the computation of diluted EPS since they were considered antidilutive. In addition, 320 and 109.75 of convertible preferred stock, respectively, were outstanding and not included in the computation of diluted
   EPS since the if converted method would have had an antidilutive effect.


      PAGE

Income Taxes
   ------------
   The Company provides for federal and state income taxes using the liability method in accordance with SFAS No. 109.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

   Stock-Based Compensation
   ------------------------
   In 1996, the Company, as required, adopted SFAS No. 123 "Accounting for Stock
   Based Compensation."  This statement establishes financial accounting and reporting standards for stock-based employee compensation plans.  SFAS No.
   123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans.  However, SFAS No. 123 also permits entities to continue to measure compensation costs under pre-existing accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements.  The
   Company elected to adopt the disclosure requirements of SFAS No. 123 and show pro forma results of net loss and earnings per share data.

   Use of Estimates
   ----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

   Reclassifications
   -----------------
   Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

   2.     PROPERTY AND EQUIPMENT
     ----------------------
   Property and equipment consist of the following as of December 28, 1997:


     Leasehold improvements                            $5,916,226
     Store Equipment                                    3,529,023
     Furniture and Fixtures                             1,129,506
     Office Equipment                                   1,785,982
                                                       ----------
                                                       12,360,737

     Less:
          Accumulated depreciation and amortization    (3,280,502)
          Allowance for impairment of fixed assets     (2,393,428)
                                                       -----------
                                                      $ 6,686,807
                                                       ===========

   Approximately $158,000 of capitalized interest is included in property and equipment at December 28, 1997. Depreciation and amortization expense for 1997 and 1996 was approximately 2,067,000 and 1,390,000, respectively.


      PAGE

3.   FRANCHISE AND OTHER RECEIVABLES
     -------------------------------
   Franchise and other receivables consist of the following as of December 28,
   1997:

          Franchise notes receivable - current    $    471,614
          Other franchise related receivables           36,328
          Other                                        428,073
                                                       -------
                                                  $    936,015
                                                  ============

   During 1997, the Company issued promissory notes to franchisees to facilitate their construction of stores and provide other initial operating cash flows, including franchise fees. The notes are payable with interest thereon at rates ranging from 6-8% per annum and are to be paid in full simultaneously upon the closing of a subsequent financing by the franchisee. Should such financing not occur within 60 days of the date of the note, the interest rate increases to 12% per annum and the notes then become payable on the earlier of the consummation of a financing by the franchisee or will be paid in monthly installments based on the terms defined in the notes. The notes have terms expiring from November 1999 to November 2004. Substantially all of the assets of the franchisee's store are pledged as collateral for the notes.
   The long-term portion of the franchise notes receivable is included in other assets (Note 4).

   Included in franchise notes receivable is approximately $175,000 due from officers of the Company related to the purchase of a Company-owned store.

   4.     OTHER ASSETS
     ------------
   Other assets consist of the following as of December 28, 1997:

          Security Deposits                       $  535,175
          Franchise notes receivable-long-term       374,733
          Other                                      353,784
                                                  ----------
                                                  $1,263,692
                                                  ==========

   5.     NOTES PAYABLE
     -------------
   (i) Notes payable consist of the following at December 28, 1997:

     Promissory note in connection with Cooper's
       acquisition (a)                            $ 577,500
     Promissory note in connection with Ridgefield
       acquisition(b)                               126,250
     Less- Discount                                 (34,413)
                                                  ----------
                                                    669,337
     Less- Current portion                          318,750
                                                  ---------
                                                  $ 350,587
                                                  =========


     (a) In June 1996, a promissory note of $770,000 was issued by the Company in connection with the Coopers acquisition (Note 10). The note is payable over four years in equal installments and bears interest at 6%. The note was discounted using an interest rate of 10%.


      PAGE

     (b) In August 1996, a promissory note of $175,000 was issued by the Company in connection with the Ridgefield acquisition (Note 10). The note is payable over two years in equal installments bearing interest at 6%. The note was discounted using an interest rate of 10%.

   Scheduled maturities of the notes payable as of December 28, 1997 are as follows:

          1998                               $318,750
          1999                                192,500
          2000                                192,500
                                             --------
                                             $703,750
                                             ========

   (ii) In addition to the notes described above, at December 28, 1997, included in long term notes payable are notes due in connection with the Willoughby's acquisition that were modified subsequent to year end (Note 13). The notes will be payable in the future only through the conversion of such notes into common stock of the Company. Accordingly, the carrying value of such notes, as discussed below, has been included in the long-term component of notes payable.

     Promissory notes in connection with
     Willoughby's acquisition (c)            $2,100,000
     Less-Discount                              (42,634)
                                             -----------
                                             $2,057,366
                                             ===========


     (c)  In connection with the acquisition of Willoughby's in October 1996
   (Note 10), a total of $2,300,000 remained due by the Company, $600,000 payable on July 1, 1997, bearing no interest, $600,000 payable on January 5, 1998 and $1,100,000 payable on January 5, 1999, the latter two payments accruing interest at 6% per annum. The notes were further discounted using a 10% interest rate.

          During 1997, the Company paid $200,000 of the $600,000 balance due on July 1, 1997, with the remaining balance being initially extended to April 1, 1998, at an interest rate of 8.5% per annum.
             In addition, the notes were restructured in order to extend the payment terms for the payment of $600,000 to April 1, 1998 and the payment of $1,100,000 to January 5, 1999, respectively.

          These notes and the scheduled maturities were further modified subsequent to December 28, 1997, as described in Note 13.

   Interest expense of approximately $315,000 and $74,000 was recorded in 1997 and 1996, respectively, for the notes payable related to the acquisitions of Willoughby's, Coopers and Ridgefield.

   6.     ACCRUED EXPENSES
     ----------------
   Accrued expenses at December 28, 1997 consist of the following:

          Reserve in connection with
          realization of assets (Notes
          1 and 8)                           $622,053
          Accrued payroll                     205,754
          Other                               322,937
                                             --------
                                            $1,150,744
                                             =========


   7.     PROVISION FOR STORE CLOSINGS
     AND REORGANIZATION COSTS
     ------------------------
   During 1996, the Company recorded a provision for store closings and reorganization costs of $1,500,000 to provide for the closing of five


      PAGE

unprofitable stores. This represents a provision for writedowns of property and equipment of $1,000,000 and provides for an additional accrual of $500,000 for other closure costs, which include losses for continuing lease payments on closed stores, severance for store employees, and other related costs to close the stores. In addition, the Company provided for a reorganization charge of $300,000 which primarily consisted of severance and related benefits. During 1997, the Company provided for additional $300,000 provision relating to a shortfall in the provision for store closings originally provided for in 1996. All stores provided for were closed as of December 28, 1997 and no additional reserve has been provided by the Company.

   8.     NONCASH CHARGE IN CONNECTION
     WITH THE REALIZATION OF ASSETS
     ------------------------------

   During 1997, the Company recorded a noncash charge to earnings of approximately $3.5 million in accordance with SFAS 121 and in line with the Company's strategy to expand the franchising program through the opening of new franchised locations as well as franchising Company-owned stores. This charge includes approximately $3.1 million of changes relating to the book value of the fixed assets of certain stores, $121,000 writedown of net goodwill related to the Ridgefield acquisition (Note 10) and certain other costs. The carrying values of the stores were written down to estimated future discounted cash flows.

   9.     STOCKHOLDERS' EQUITY
     --------------------

   Initial Public Offering
   -----------------------
   In February 1996, the Company completed its Initial Public Offering ("IPO")
   of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11.1 million.  A portion of the proceeds was used to repay the outstanding balance under the Company's then existing line of credit agreement ($3,500,000), the bridge financing
   ($1,000,000) and the redeemable Series C Preferred Stock ($1,999,997).  Also, in connection with the IPO, the Convertible Redeemable Preferred Stock Series
   A, B, and C were converted into common stock of the Company.

   Bridge Financing
   ----------------
   In December 1995 and January 1996, the Company received $1,000,000 in bridge financing from a group of lenders, which included $200,000 from certain related parties.  This borrowing bore interest at 10% and was repaid from the proceeds of the IPO.  In conjunction with this bridge financing, the Company issued warrants to purchase 181,818 shares at an exercise price of $.01 per share, of which 147,200 warrants were exercised in 1996.  The Company recorded a write-off of debt issuance costs related to the repayment of the bridge financing of $1,050,000, which has been reflected in the consolidated statement of operations for the year ended December 29, 1996.

   Stock Subscription Note Receivable
   ----------------------------------
   In October 1994, an officer of the Company purchased 29,213 shares of
   Redeemable Convertible Series A stock for cash and a promissory note totaling
   $80,000.  Such shares were converted to 17,035 shares of common stock by the officer.  The promissory note, which bears interest at 4.5% per annum, originally matured March 15, 1998, but was extended to March 15, 1999.  The shares of common stock issued have been pledged as collateral.


      PAGE

Preferred Stock Redeemed
   ------------------------
   On July 21, 1995, the Company entered into an agreement with a Series C preferred stockholder to purchase all the Preferred Stock and common stock, if such preferred stockholder exercised his conversion rights, for $1,999,997 in cash and a warrant to purchase 87,469 shares of common stock at an exercise price of $.017 per share.  On December 29, 1995, the agreement was amended to extend the repurchase right until March 31, 1996.  In connection with the amendment, the Company issued an additional warrant to purchase
   25,000 shares at an exercise price of $.01 per share.  Under the terms of the agreement, as amended, the Company repurchased the stock at the closing of the Company's initial public offering in February 1996.  All warrants issued in connection with this Redeemable Preferred Stock were exercised upon completion of the Company's IPO.

   Series A and Series B Convertible Preferred Stock
   -------------------------------------------------
   In 1996, the Company completed the sale of 375 shares of Series A Convertible
   Preferred Stock, generating approximately $3,320,000 in net proceeds after commissions and costs of approximately $430,000.  During 1996, certain individuals exercised their rights and converted 55 shares of Series A
   Convertible Preferred Stock into 221,022 shares of Common Stock.

   In the event of a transaction or series of transactions by the Company in which more than 50% of the voting power is transferred, the holders of the
   Series A Convertible Preferred Stock have the option of redeeming their shares at a redemption price equal to the original price of the stock purchased plus an amount equal to eight percent per annum of the original
   price from the date of original purchase through the date of redemption.   In
   addition, the holders have certain liquidation preferences and dividend or voting rights and they may convert into common shares at a conversion price calculation as set forth in the Certificate of Designation of Series A
   Convertible Preferred Stock Agreement.

   In 1997, the Company repurchased 175 shares of the Series A Convertible
   Preferred Stock from certain holders and in exchange issued 137.5 shares of Series B Convertible Preferred Stock, $.001 par value, and issued 194,440 shares of unregistered shares of common stock, par value $.001 per share.
   The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The stock is convertible into shares of common stock in accordance with the Certificate of Designation of Series B Convertible
   Preferred Stock.

   Additionally, during 1997, the remaining 145 shares of the Series A
   Convertible Preferred Stock were converted into 1,411,654 shares of Common
   Stock.

   In 1997, 27.75 shares of the Series B Convertible Preferred Stock were converted into 213,425 shares of Common Stock.


      PAGE

Common Stock
   ------------
   On February 27, 1997, the Company completed a private placement of 1,000,000 unregistered shares of common stock, realizing approximately $1,153,000 in net proceeds after expenses of approximately $221,000.

   On August 29, 1997, the Company completed a private placement of 1,142,857 unregistered shares of common stock, realizing approximately $845,000 in net proceeds after expenses of approximately $154,000. Additionally, 57,143 shares of common stock were issued as commission in connection with this placement.

   On May 23, 1997, the Company completed a secondary public offering and a subsequent filing to register and issue additional shares of common stock.
   1,898,806 and 521,864 shares of common stock were issued, respectively, at a purchase price of $1.25 per share, realizing approximately $2,347,000 in net proceeds after expenses of approximately $679,000. 308,000 and 307,000 shares of common stock, respectively, were issued to vendors as payment for the fair value of property, equipment and other services received by the Company. In addition, 58,526 and 205,000 of shares of common stock, respectively, were issued as payment for notes payable and employee compensation.

   Warrants
   --------
   As of December 28, 1997, the Company has 807,927 warrants outstanding.  These warrants have exercise prices ranging from $.01 - $9.08 per share and have terms ranging from 5 to 10 years.  Such warrants were issued in connection with the bridge loan financing and certain other services.

   Stock Options
   -------------
   The Company's 1994 Stock Plan (the "1994 Plan") provides for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights.  Unless terminated sooner, the 1994 Plan will terminate automatically in August 2004.
   The Board of Directors has the authority to amend, suspend or terminate the
   1994 Plan, subject to any required stockholder approval under applicable law, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the 1994 Plan.

   Options generally become exercisable in ratable installments over a four-year period. A total of 750,000 shares of common stock is currently reserved for issuance pursuant to the 1994 Plan. There were 6,568 shares available for grant under the 1994 Plan at December 28, 1997.

   On April 25, 1997, 137,658 of options previously granted were repriced at the fair value of the Company's common stock at that date. These options were revalued to reflect the new exercise price, and the incremental compensation expense was recognized in 1997 and included in the pro forma amounts disclosed below. In addition, in 1997 the Company granted 70,000 board-approved options to two officers outside of the 1994 Plan and the Directors'
   Option Plan.

   The Company's 1995 Directors' Stock Option Plan (the "Directors' Option
   Plan") was adopted by the Board of Directors and approved by the Company's shareholders in August 1995. Unless terminated sooner, the Director's Option
   Plan will terminate automatically in August, 2005. The Board of Directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option


      PAGE

without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 200,000 shares of common stock has been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company. These options vest immediately upon grant. A total of 144,000 and 66,000 options were granted under the Directors' Option
   Plan as of December 28, 1997 and December 29, 1996, respectively.  A total of
   56,000 shares were available for grant under the Directors' Option Plan as of December 28, 1997.

   A summary of the status of the Company's two stock option plans at December
   28, 1997 and December 29, 1996, and changes during the years then ended is presented in the table and narrative below:

                                        1997                1996
                                   -----------------   -----------------
                                             Weighted            Weighted
                                             Average             Average
                                             Exercise            Exercise
                                   Options   Price     Options   Price
                                   -------   -----     -------   ------

   Outstanding, beginning of year  564,876   $3.09     202,750   $1.99
    Grant                          619,738    1.78     439,300    3.52
    Exercised                         -        -       (29,156)   2.37
    Forfeited                      (90,000)   2.46     (48,018)   3.74
                                   -------             --------
   Outstanding, end of year           1,094,614    2.48     564,876    3.09
                                 ---------             --------
   Exercisable, end of year             476,960             205,943
                                   =======             =======
   Weighted average, fair value of
    options granted                $   .99             $  1.70
                                   =======             =======

   The following table summarizes information about stock options outstanding at December 28, 1997.

                         Weighted
            Number       Average                  Number
          Outstanding    Remaining   Weighted     Exercisable    Weighted
   Exercise    at December  Contractual   Average      at December    Average
   Prices 28, 1997       Life      Exercise Price   28, 1997   Exercise Price
   -------     ----------     --------  -------------- ----------   -----------
   $.77-$.85      89,415       8.32          $.85        89,415       $.85
   1.20-2.00     679,455       9.13          1.65       157,140       1.76
   2.13-5.50     325,744       8.90          3.29       230,405       3.50
            -------                               ---------
          1,094,614                                476,960
          =========                                =======
                                   F-16
      PAGE

SFAS No. 123
   ------------
   Had compensation cost for these plans been determined consistent with SFAS
   No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                        1997           1996
                                        ----           ----
   Net loss:
     As reported                   $(6,736,157)     $(5,670,951)
     Pro forma                      (7,118,522)      (5,798,364)

   Basic net loss per common share:
     As reported                          (.80)           (1.26)
     Pro forma                            (.84)           (1.28)

   Diluted net loss per common share:
     As reported                          (.80)           (1.26)
     Pro forma                            (.84)           (1.28)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.2% and 6.1%; expected dividend yields of 0%; expected lives of 5 years; expected stock price volatility of 57% and 51%.

   10.    ACQUISITIONS
     ------------

   On October 25, 1996, the Company purchased five Willoughby's locations (plus one under construction) and its roasting facility by acquiring the common stock of Willoughby's for total consideration of $3,100,000 (net of acquired debt of $700,000 paid at closing). This amount consisted of $600,000 cash paid at the closing with an additional $600,000 due on July 1, 1997, $200,000 worth of restricted shares of the Company's common stock, and two promissory notes totaling $1,700,000 (Notes 5 and 13). The purchase price was allocated to the assets acquired and liabilities assumed based on their fair market value at the date of acquisition and the difference between the cost of acquiring the assets and the underlying fair market value of the net assets acquired was treated as goodwill, which is being amortized over 20 years. In connection with the acquisition, the former shareholders of Willoughby's signed employment agreements with the Company which terminate in January
   1999.

   On June 13, 1996, the Company purchased three Coopers Coffee Bar ("Coopers") locations for $242,500 cash and a $770,000 note payable (Note 5). The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring the locations, and the fair value of the net assets acquired was allocated to goodwill and is being amortized over 10 years.

   On August 26, 1996 the Company purchased the Ridgefield Coffee Company store
   ("Ridgefield") for $150,000 cash and a $175,000 note payable (Note 5). The purchase price was allocated to the assets acquired based on their fair value at the date of acquisition and the difference between the cost of acquiring the locations and the fair value of the net assets acquired was allocated to goodwill. During 1997, the remaining net goodwill of approximately $120,000 was written off in accordance with SFAS 121 (Notes 1 and 8).


      PAGE

The consolidated statements of operations of the Company include the results of Willoughby's, Ridgefield and Coopers since the date of acquisition.

   Following is the unaudited pro forma presentation as if the purchase of the three Coopers locations, the acquisition of the stock of Willoughby's, the one Ridgefield location, and the closing of five unprofitable stores (Note 7) had occurred on January 1, 1996 (Unaudited):

               Revenue                  $14,149,000
               Store operating income     2,127,000
               Operating loss            (2,399,000)
               Net loss                  (5,430,000)
               Net loss per share             (1.20)

   The unaudited pro forma financial statements for 1996 include accrued store closing and restructuring costs of $1,800,000 and the write-off of debt issuance costs related to the bridge financing of $1,050,000. The statements do not reflect the operating and net income benefit of $513,000 if the store closings had occurred as of January 1, 1996.

   The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented, nor does it purport to be indicative of future periods of the combined operations.

   11.    INCOME TAXES

   A summary of the significant components of deferred assets as of December 28, 1997 is as follows:

     Operating loss carryforwards                 $(4,870,000)
     Non cash charge in connection with the
       realization of assets                       (1,531,000)
     Depreciation                                    (350,000)
     Other                                           (185,000)
                                                     ---------
               Deferred tax assets                  6,936,000

     Valuation allowance                           (6,936,000)
                                                   -----------
                                                  $      -
                                                  ============

   The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty as to their future realization. The change in the valuation allowance during 1997 was an increase of approximately
   $2,800,000.

   At December 28, 1997, the Company had net operating loss carryforwards of approximately $11.1 million available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards expire on various dates through 2012. The Company's ability to utilize its net operating loss carryforwards may be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended.


      PAGE

12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

   Operating Leases
   ----------------
   The Company leases office and retail space under various noncancelable operating leases.  Property leases normally require payment of a minimum annual rental plus a pro rata share of certain landlord operating expenses.

   As of December 28, 1997, approximate future minimum rental payments under noncancelable operating leases for the next five years and the period thereafter are as follows:

          Year ending:
               1998                               $2,851,994
               1999                                2,808,540
               2000                                2,823,604
               2001                                2,806,249
               2002                                2,707,577
               Thereafter                         11,830,171
                                                  ----------
                                                 $25,828,135
                                                  ==========

   Rent expense under operating leases was approximately $2,865,000 and $2,650,000 for the years ended December 28, 1997 and December 29, 1996, respectively.

   Capital Leases
   --------------
   The Company has capital leases for certain equipment used in its stores and offices.  As of December 28, 1997, remaining payments under such capital leases are as follows:

          Year ending:
               1998                               $ 378,425
               1999                                 316,117
               2000                                 117,447
               2001                                   2,077
                                                       ----
                                                    814,066

               Less- Amount representing
                    interest                       (215,271)
                                                    -------
                                                    598,795
               Less- Current portion                230,869
                                                    -------
                                                  $ 367,926
                                                  =========

   Employment Agreements
   ---------------------

   The Company has entered into employment agreements with four officers of the Company expiring between June 1998 and January 1999. Minimum base salaries and bonuses for the term of these employment agreements total approximately
   $774,750, of which the Company is committed to pay $387,375 after December
   28, 1997. In addition, the contracts provide for certain severance payments upon termination other than for cause or other events.


      PAGE

Contingencies
   -------------
   From time to time, the Company is a party to litigation arising in the normal course of its business operations.  In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact in the Company's financial condition, liquidity or results of operations.

   13.    SUBSEQUENT EVENT
     ----------------
   Pursuant to the Modification Agreement dated March 30, 1998, the payment terms of the remaining principal amounts payable of $2,100,000 related to the
   Willoughby's acquisition (Note 5 (c)) were amended.  In accordance with the
   Modification Agreement, all payments of principal and interest shall be effected only through the conversion of these notes into common stock commencing on certain dates through March 1999.  The conversions of the notes into common stock, and sales of such shares, will be effected at such time as shall be determined by the holder of the notes, subject to certain limitations.





























                                        F-20
