Form 10QSB
period 1998-03-29
NEW WORLD COFFEE INC
filed 1998-05-13
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             --------------

                               FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 29, 1998

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

                          Yes     X         No
                                 ----         ---
Transitional small business disclosure format ( check one): Yes    No X
                                                               ---   ---

Number of shares of common stock, $.001 par value per share, outstanding:
               As of May 8, 1998:  12,124,027.

                       NEW WORLD COFFEE & BAGELS, INC.

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                             MARCH 29, 1998

                                                                  Page

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets as of
     March 29, 1998 and December 28, 1997. . . . . . . . . . . . .   -3-

  Condensed Consolidated Statements of Operations for the three months ended March 29, 1998 and March 30, 1997 . . . -4-

  Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 1998 and March 30, 1997 . . . -5-

  Notes to Consolidated Financial Statements. . . . . . . . . . . .  -6-


Item 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
  RESULTS OF CONDITION AND OPERATIONS FOR THE THREE
  MONTHS ENDED MARCH 29, 1998. . . . . . . . . . . . . . . . . . .   -8-


PART II:  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  -11-

  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  -12-

                      NEW WORLD COFFEE & BAGELS, INC.
                      -------------------------------
                       CONSOLIDATED BALANCE SHEETS
                        ---------------------------

                                          March 29, 1998
                                           (Unaudited)   December 28, 1997
                                          --------------  -----------------
ASSETS
------
Current Assets:
  Cash                                       $   757,024      $ 1,149,013
  Receivables                                  1,005,988          936,015
  Inventories                                    591,822          632,606
  Prepaid Expenses                                21,467           33,914
                                               ---------        ---------
     Total Current Assets                      2,376,301        2,751,548

Property and Equipment Net                     5,605,042        6,686,807
Deposits and Other Assets, Net                   858,595          888,959
Goodwill, net of Accumulated Amortization      3,223,839        3,274,059
Long Term Receivables                          1,374,733          374,733
                                              ----------       ----------
Total Assets                                 $13,438,509      $13,976,106
                                              ==========       ==========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                           $ 1,072,585      $ 1,001,123
  Accrued Expenses                               653,797        1,071,197
  Current Portion of Notes Payable               240,000          318,750
  Current Portion of Obligations Under
    Capital Leases                               230,869          230,869
Other Current Liabilities                        177,314          227,314
                                               ---------        ---------
Total Current Liabilities                      2,374,565        2,849,253
                                               ---------        ---------

Deferred Rent                                    443,021          444,785
                                               ---------        ---------
Long Term Notes Payable                        2,407,953        2,407,953
                                               ---------        ---------
Obligations Under Capital Leases                 244,437          367,926
                                               ---------        ---------
Stockholders' Equity:
  Preferred stock, $.001 par value; 2,000,000
    Shares Authorized                                  -                -
   Series B Convertible Preferred Stock,
     $.001 par value; 225 Shares Authorized,
     137.5 Shares Issued, 89.25 and 109.75
     Shares Outstanding                                -                -
 Common stock, $.001 par value; 20,000,000
    Shares Authorized; 11,887,336 and
    11,634,143 Shares Issued and Outstanding      11,887           11,634
  Additional Paid-In Capital                  25,173,187       25,173,440
  Accumulated Deficit                        (17,216,541)     (17,278,885)
                                              ----------       ----------
    Total Stockholders' Equity                 7,968,533        7,906,189
                                              ----------       ----------
    Total Liabilities and Stockholders'
      Equity                                 $13,438,509      $13,976,106
                                              ==========       ==========

                     NEW WORLD COFFEE & BAGELS, INC.
                     -------------------------------
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  ------------------------------------
      FOR THE FIRST QUARTER ENDED MARCH 29, 1998 AND MARCH 30, 1997
      ------------------------------------------------------------
                                UNAUDITED
                                --------

                                                 March 29, 1998   March 30, 1997
                                                   -------------- --------------
Revenues:
   Store Sales                                         $3,109,045    $3,667,555
   Franchise Related Income                               676,175         -
                                                        ---------      --------
Total Revenues                                          3,785,220     3,667,555

Costs and Expenses:
   Cost of Sales & Related Occupancy Costs              1,657,109     2,086,896
   Store Operating Expenses                               966,736     1,173,888
                                                        ---------     ---------
Total Costs and Expenses                                2,623,845     3,260,784

Income from Store/Franchise Operations                  1,161,375       406,771

   Depreciation and Amortization                          369,047       520,412
   General and Administrative Expenses                    695,090       775,976
                                                        ---------       --------
Operating Income/(Loss)                                    97,238      (889,617)

   Other Expenses:
   Interest Expense, Net                                 (34,894)      (96,123)
                                                        ---------       --------
Total Other Expenses                                     (34,894)      (96,123)

Earnings/(Loss) Before Taxes                               62,344     (985,740)


Basic and Diluted Net Income/(Loss) Per
  Common Share                                               $.01        $(.18)
                                                       ===========     =========

Basic and Diluted Weighted Average Number
  of Common Shares Outstanding                         11,784,401     5,515,145
                                                       ==========     ==========

                     NEW WORLD COFFEE & BAGELS, INC.
                     -------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  ------------------------------------
      FOR THE FIRST QUARTER ENDED MARCH 29, 1998 AND MARCH 30, 1997
      ------------------------------------------------------------
                                UNAUDITED
                                --------

                                           March 29, 1998   March 30, 1997
                                           --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                                    $62,344    $(985,740)
  Adjustments to Reconcile Net Income/(Loss)
    to Net Cash Used in Operating
    Activities
      Depreciation and Amortization                    369,047       520,412
      Gain on Sale of Fixed Assets                   (524,161)             -
      Increase/(Decrease) in Cash
       Resulting from Changes in Operating
       Assets and Liabilities
          Receivables                                  180,027        98,124
          Inventories                                   40,784     (153,690)
          Prepaid Expenses                              12,448     (158,310)
          Deposits and Other Assets                     30,364     (171,917)
          Accounts Payable                              71,461       712,945
          Accrued Expenses                           (373,666)     (537,422)
          Deferred Rent                                (1,764)        72,301
                                                     ---------     ---------
            Net Cash Provided by/(Used in)
               Operating Activities                  (133,116)     (603,297)
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures                            (56,634)     (809,517)
                                                     ---------     ---------
            Net Cash Provided by/(Used in)
              Investing Activities                    (56,634)     (809,517)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of Common Stock, Net of
        Issuance Costs                                       -     1,306,462
      Repayments of Capital Leases                   (123,489)     (114,527)
      Repayment of Notes Payable                      (78,750)      (43,750)
                                                     ---------     ---------
            Net Cash Provided by/(Used in)
              Financing Activities                   (202,239)     1,148,185
            Net Increase/(Decrease) in Cash          (391,989)     (264,629)

CASH, Beginning of Period                            1,149,013     1,419,786
                                                     ---------     ---------

CASH, End of Period                                    757,024    $1,155,157
                                                     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
      Cash Paid During the Period for:
      Interest                                          26,549         2,625
      Non-Cash Investing and Financing
        Activities:
      Notes Received from Sale of Fixed
        Assets                                       1,250,000             -
      Equipment Purchased under Capital
        Leases                                               -       248,385

                     NEW WORLD COFFEE & BAGELS, INC.
                    ---------------------------------
               Notes to Consolidated Financial Statements
                -----------------------------------------
                               (Unaudited)
                               ----------

1. The March 29, 1998 consolidated balance sheet presented herein was derived from the audited December 28, 1997 consolidated financial statements of the Company.

2. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 28, 1997 for a description of the significant accounting policies, which have continued without change, and other note information.

3. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

4. During 1997, 320 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 1,606,094 shares of Common Stock. In addition, 27.75 shares of Series B Convertible Preferred Stock were exchanged for 213,425 shares of Common Stock. During the first quarter of 1998, 20.5 shares of Series B Convertible Preferred Stock were exchanged for 196,193 shares of Common Stock.

5. On February 27, 1997, the Company completed a private placement of 1,000,000 shares of Common Stock and realized net proceeds of $1,153,000.

6.In April 1997, the Company filed its Uniform Franchise Offering Circular ("UFOC") with the Federal Trade Commission and the Office of the Attorney General of the State of New York. On May 6, 1997, the State of New York approved the UFOC.

7. On May 23, 1997, the Company completed a secondary public offering and a subsequent filing to register and issue additional shares of Common Stock. 1,898,806 and 521,864 shares of Common Stock were issued, respectively, at a purchase price of $1.25 per share, realizing approximately $2,347,000 in net proceeds after expenses of approximately $679,000. 308,000 and 307,000 shares of Common Stock, respectively, were issued to vendors as payment for the fair value of property, equipment and other services received by the Company. In addition, 58,526 and 205,000 of shares of Common Stock, respectively, were issued as payment for notes payable and employee compensation.

8.On August 29, 1997 the Company completed a private placement, with an institutional investor, of 1,142,857 shares of Common Stock, realizing approximately $845,000 in net proceeds. These unregistered shares are subject to a lockup of six months with respect to fifty percent of the shares, and a lockup of twelve months with respect to the remainder.

9. On November 4, 1997 the Company changed its name to New World Coffee & Bagels, Inc. This action was approved at the annual shareholder meeting.

10. Pursuant to the Modification Agreement dated March 30, 1998, the payment terms of the remaining principal amounts payable of $2,100,000 related to the Willoughby's acquisition were amended. In accordance with the Modification Agreement, all payments of principal and interest shall be effected only through the conversion of these notes into common stock commencing on certain dates through March 1999. The conversions of the notes into Common Stock, and sales of such shares, will be effected at such time as shall be determined by the holder of the notes, subject to certain limitations.

11. In June 1997, the FASB issued Statement of Financial Accounting Standards, No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not anticipate SFAS No. 130 will have a material impact on its financial statements.


            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition and business of the Company. The words "estimate", "plan", "intend", "believes", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-QSB or in the Company's Form 10-KSB for its 1997 fiscal year.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       GENERAL

  New World Coffee & Bagels, Inc. currently operates 34 Company owned and seven franchised stores, consisting of 26 in New York, seven in Connecticut, three in Pennsylvania, four in New Jersey and one in Germany. In the fiscal quarter ended March 29, 1998, the Company signed 14 franchise agreements, for a total of 27 franchise agreements signed but not yet operating.

  The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth.

  In 1997 the Company launched its franchising program and its new integrated coffee bar/bagel bakery concept. The Company is in the process of converting its existing coffee bars to integrated coffee bar/bagel bakeries, which the Company anticipates, would lead to substantial increases in same store sales. In addition, New World is in the process of converting its Company owned operations to franchisees, which the Company anticipates would improve operations at such stores and generate significant free cash from such sales. The Company anticipates that a substantial majority of its existing stores will be converted to the coffee bar/bagel bakery format and to franchised operations.

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

 (B) The Company expects improved expense structure in its Company owned stores from (i) lower cost of goods as a percentage of sales and (ii) lower occupancy costs as a percentage of sales, both due to the bagel conversion program.

  (C) The Company expects its general and administrative expenses to continue to decline as a percentage of systemwide revenues as anticipated revenue growth will leverage its management infrastructure.

FISCAL QUARTER ENDED MARCH 29, 1998 COMPARED TO FISCAL QUARTER ENDED
MARCH
30, 1997

  REVENUES.   Total revenues increased 3.2% to $3,785,220 for the fiscal quarter ended March 29, 1998 from $3,667,555 for the comparable 1997 period. Company store sales decreased 15.2% to $3,109,045 for the fiscal quarter ended March 29, 1998 from $3,667,555 for the comparable 1997 period primarily due to the conversion of Company owned stores to franchised stores.
Royalties and franchise related revenues were $676,175 or 17.9% of total revenues for the fiscal quarter ended March 29, 1998. There were no such revenues for the comparable 1997 period. Comparable store sales for franchise and Company owned stores open for both periods increased by 8.9% and (3.4%) respectively, over the same 1997 period. Comparable sales for the Company's converted coffee bar/bagel bakery store increased 17.9% over the same 1997 period.

   COSTS AND EXPENSES. Cost of sales and related occupancy costs as a percentage of store sales for the fiscal quarter ended March 29, 1998 decreased to 53.3% from 56.9% for the comparable 1997 period. The primary components were a decrease of 2.0% in cost of goods due to improved store purchasing and waste resulting from the Company's point of sale system and a 1.6% decline in occupancy costs due to lower rental expense associated with stores located outside of New York City.

  Store operating expenses as a percentage of store sales for the fiscal quarter ended March 29, 1998 decreased to 31.1% from 32.0% for the comparable 1997 period. Store payroll as a percentage of store sales improved by 1.5% due to improved staffing efficiencies which was partially offset by a 0.6% increase in miscellaneous store expenses.

  Depreciation and amortization expenses as a percentage of revenues for the fiscal quarter ended March 29, 1998 decreased to 11.9% from 14.2% for the comparable 1997 period primarily due to compliance with FASB 121 and the sale of Company owned stores to franchisees.

   General and administrative expenses as a percentage of revenues for the fiscal quarter ended March 29, 1998 decreased to 18.3% from 21.2% for the comparable 1997 period, as the Company's franchising effort is enabling it to leverage its management infrastructure.

  Interest expense, net for the fiscal quarter ended March 29, 1998 decreased to $34,894, or 0.9% of revenues, from $96,123, or 2.6% of revenues for the comparable 1997 period.

  NET INCOME. Net income for the fiscal quarter ended March 29, 1998 increased to $62,344 from a net loss of $985,740 for the comparable 1997 period. Operating margins improved to a 2.6% profit from a loss of 24.3% in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary capital requirement is for the costs related to the conversion of its existing stores to the New World Coffee & Bagels concept. The Company currently estimates that capital expenditures through the remainder of fiscal 1998 will be approximately $600,000.

   The Company plans to satisfy its capital requirements through the sales of franchises in 1998, sales of Company-owned stores to franchisees which should generate free cash, conversion of existing coffee bars to coffee bar/bagel bakeries which should generate substantial same-store sales increases and improved store level expense structure, and increasing royalty and product sale revenues from operating franchises. During 1998, the Company renegotiated its debt payment relating to the Willoughby's acquisition reducing the Company's immediate working capital requirements. In addition, the Company may seek additional capital or debt financing from time to time. There can be no assurances, however, that all of these objectives will be attained.

   The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

   At March 29, 1998 the Company had a working capital surplus of $1,736 compared to a working capital deficit of $97,705 at December 28, 1997.

   The Company had net cash used in operating activities of $133,116 for the first quarter of 1998 compared with net cash used in operating activities of $603,297 for the first quarter of 1997.

  The Company had net cash used in investing activities of $56,634 for the first quarter of 1998 compared with net cash used in investing activities of $809,517 for the first quarter of 1997.

  The Company had net cash used in financing activities of $202,239 for the first quarter of 1998 compared with net cash provided by financing activities of $1,148,185 for the first quarter of 1997.

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

                       PART II - OTHER INFORMATION
                       ---------------------------
                     NEW WORLD COFFEE & BAGELS, INC.
                      -----------------------------
                             MARCH 29, 1998
                              -------------

Item 1.    Legal Proceedings

     Not applicable

Item 2.    Changes in Securities

    On February 26, 1997, the Company sold 1,000,000 shares of Common Stock at $1.375 per share. During 1997, 320 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 1,606,094 shares of Common Stock. The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The Series B Convertible Preferred Stock is convertible into shares of Common Stock. In addition, 27.75 shares of Series B Convertible Preferred Stock were exchanged for 213,425 shares of Common Stock. During the first quarter of 1998, 20.5 shares of Series B Convertible Preferred Stock were exchanged for 196,193 shares of Common Stock.

Item 3. Defaults upon Senior Securities

    Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5.   Other Information

    Not applicable

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits.  None

    (b)  Reports on Form 8-K.  None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     NEW WORLD COFFEE & BAGELS, INC.


Date: 5/12/98       By: /s/ R. RAMIN KAMFAR
                      ----------------------------------
                                 R. Ramin Kamfar
                      President and Chief Executive Officer



Date:5/12/98         By: /s/ JEROLD E. NOVACK
                        ----------------------------------
                                 Jerold E. Novack
                            Vice President-Finance