Form 10QSB
period 1998-06-28
NEW WORLD COFFEE INC
filed 1998-08-17
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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

                                 Yes _X_ No ___

Transitional small business disclosure format (check one): Yes ___ No _X_


Number of shares of common stock, $.001 par value per share, outstanding:
                        As of June 28, 1998: 14,338,398.

                         NEW WORLD COFFEE & BAGELS, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  JUNE 28, 1998


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed  Consolidated  Balance  Sheets as of June 28, 1998
               and December 28, 1997 .....................................   -3-

          Condensed  Consolidated  Statements  of  Operations  for the
               fiscal  quarter and year to date period  ended June 28,
               1998 and June 29, 1997 ....................................   -4-

          Condensed Consolidated Statements of Cash Flows for the year
          to date period ended June 28, 1998 and June 29, 1997 ...........   -5-

         Notes to Consolidated Financial Statements ......................   -6-


Item 2.

         MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  FOR THE FISCAL QUARTER ENDED JUNE
         28, 1998 ........................................................   -9-

Item 3.

         MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS  FOR THE YEAR TO DATE PERIOD ENDED
         JUNE 28, 1998 ...................................................  -10-


PART II: OTHER INFORMATION ...............................................  -13-

         SIGNATURES ......................................................  -14-

                         NEW WORLD COFFEE & BAGLES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               June 28,      December 28,
                                                                 1998            1997
                                                             ------------    ------------
ASSETS                                                       (Unaudited)
Current Assets:
    Cash .................................................   $  1,287,782    $  1,149,013
    Receivables ..........................................      2,222,972         936,015
    Inventories ..........................................        598,767         632,606
    Prepaid expenses .....................................         59,006          33,914
                                                             ------------    ------------
       Total current assets ..............................      4,168,527       2,751,548

Property and Equipment, net ..............................      4,937,483       6,686,807
Deposits and Other Assets, net ...........................        931,698         888,959
Goodwill, net of accumulated amortization ................      3,173,619       3,274,059
Long Term Receivables ....................................      1,239,391         374,733
                                                             ------------    ------------
       Total assets ......................................   $ 14,450,718    $ 13,976,106
                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable .....................................   $    894,185    $  1,001,123
    Accrued expenses .....................................        207,363       1,071,197
    Current portion of notes payable .....................        192,500         318,750
    Current portion of obligations under capital leases ..        230,869         230,869
    Other Current Liabilities ............................        177,314         227,314
                                                             ------------    ------------
       Total current liabilities .........................      1,702,231       2,849,253
                                                             ------------    ------------

Deferred Rent ............................................        471,258         444,785
                                                             ------------    ------------
Long Term Notes Payable ..................................      1,407,953       2,407,953
                                                             ------------    ------------
Obligations Under Capital Leases .........................        138,954         367,926
                                                             ------------    ------------
Stockholders' Equity:
    Preferred stock, $.001 par value; 2,000,000
        Shares Authorized ................................           --              --
    Series B Convertible Preferred Stock, $.001 par value;
        225 Shares Authorized, 137.5 Shares Issued, 73.5
        and 109.75 Shares Outstanding ....................           --              --
    Common stock, $.001 par value; 20,000,000 Shares
       Authorized; 14,338,398 and  11,634,143 Shares
       Issued and Outstanding ............................         14,338          11,634
    Additional Paid-In Capital ...........................     27,860,924      25,173,440
    Accumulated Deficit ..................................    (17,144,940)    (17,278,885)
                                                             ------------    ------------
       Total Stockholders' Equity ........................     10,730,322       7,906,189
                                                             ------------    ------------
       Total Liabilities and Stockholders' Equity ........   $ 14,450,718    $ 13,976,106
                                                             ============    ============

                         NEW WORLD COFFEE & BAGELS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE FISCAL QUARTER ENDED JUNE 28, 1998 AND JUNE 29, 1997

          AND YEAR TO DATE PERIOD ENDED JUNE 28, 1998 AND JUNE 29, 1997

                                    UNAUDITED

                                                    Fiscal Quarter Ended         Year to Date Period Ended
                                                ----------------------------    ----------------------------
                                                  June 28,        June 29,        June 28,        June 29,
                                                    1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
Revenues:
    Store Sales .............................   $  3,273,079    $  4,019,243    $  6,382,124    $  7,686,798
    Franchise Related Income ................        742,115            --         1,418,290            --
                                                ------------    ------------    ------------    ------------
Total Revenues ..............................      4,015,194       4,019,243       7,800,414       7,686,798

Costs and Expenses:
    Cost of Sales and Related Occupancy Costs      1,718,739       2,146,058       3,375,848       4,232,954
    Store Operating Expenses ................      1,125,151       1,338,907       2,091,887       2,512,795
                                                ------------    ------------    ------------    ------------
Total Costs and Expenses ....................      2,843,890       3,484,965       5,467,735       6,745,749

Income from Store/Franchise Operations ......      1,171,304         534,278       2,332,679         941,049

    Depreciation and Amortization ...........        315,337         550,070         684,384       1,070,482
    General and Administrative Expenses .....        728,013         739,182       1,423,103       1,515,258
                                                ------------    ------------    ------------    ------------
Operating Income/(Loss) .....................        127,954        (754,974)        225,192      (1,644,691)

    Interest Expense, Net ...................        (56,350)        (95,523)        (91,244)       (191,546)
                                                ------------    ------------    ------------    ------------


Net Income/(Loss) ...........................   $     71,604    $   (850,497)   $    133,948    $ (1,836,237)
                                                ============    ============    ============    ============

Basic and Diluted Net Income/(Loss) Per
Common Share ................................   $        .01    $       (.12)   $        .01    $       (.30)
                                                ============    ============    ============    ============
Basic and Diluted Weighted Average Number of
    Common Shares Outstanding ...............     12,168,587       6,856,074      11,976,494       6,185,609
                                                ============    ============    ============    ============

                         NEW WORLD COFFEE & BAGELS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEAR TO DATE PERIOD ENDED JUNE 28, 1998 AND JUNE 29, 1997

                                    UNAUDITED

                                                                                     June 28,       June 29,
                                                                                       1998           1997
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income/(Loss) ..........................................................   $   133,948    $(1,836,237)
    Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in)
       Operating Activities-
          Depreciation and Amortization ........................................       684,384      1,070,482
          Gain on Sale of Fixed Assets .........................................    (1,128,458)          --
          Increase/(Decrease) in Cash Resulting from Changes in Operating Assets and Liabilities-
                 Receivables ...................................................       205,742        (38,848)
                 Inventories ...................................................        33,839       (219,143)
                 Prepaid Expenses ..............................................       (25,092)      (246,878)
                 Deposits and Other Assets .....................................       (42,739)      (116,806)
                 Accounts Payable ..............................................      (106,938)      (297,871)
                 Accrued Expenses ..............................................      (793,022)      (600,729)
                 Deferred Rent .................................................        26,473        144,601
                                                                                   -----------    -----------
                    Net Cash Provided by/(Used in) Operating Activities ........    (1,011,863)    (2,141,429)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures .......................................................      (277,158)    (1,432,455)
    Capitalized Leases .........................................................       (15,332)        92,513
    Goodwill ...................................................................          --         (207,673)
                                                                                   -----------    -----------
                    Net Cash Provided by/(Used in) Investing Activities ........      (292,490)    (1,547,615)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock, Net of Issuance Costs ............................     1,590,187      3,500,711
    Repayments of Capital Leases ...............................................      (120,815)       464,729
    Repayment of Notes Payable .................................................       (26,250)       (18,164)
                                                                                   -----------    -----------
                    Net Cash Provided by/(Used in) Financing Activities ........     1,443,122      3,947,276
                                                                                   -----------    -----------
                    Net Increase/(Decrease) in Cash ............................       138,769        258,232

CASH, Beginning of Period ......................................................     1,149,013      1,419,786
                                                                                   -----------    -----------

CASH, End of Period ............................................................   $ 1,287,782    $ 1,678,018
                                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid During the Period for:
    Interest ...................................................................        53,334         70,822
    Non-Cash Investing and Financing Activities:
    Notes Received from Sale of Fixed Assets ...................................     2,373,750           --
    Equipment Purchased Under Capital ..........................................        15,332        374,664
    Leases
    Issuance of Common Stock as Repayment of Promissory Note ...................     1,100,000           --

                         NEW WORLD COFFEE & BAGELS, INC.

                   Noted to Consolidated Financial Statements
                                   (Unaudited)

1. The June 28, 1998 consolidated balance sheet presented herein was derived from the audited December 28, 1997 consolidated financial statements of the Company.

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

4. During 1997, 320 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 1,606,094 shares of Common Stock. In addition, 27.75 shares of Series B Convertible Preferred Stock were exchanged for 213,425 shares of Common Stock. During the first quarter of 1998, 20.5 shares of Series B Convertible Preferred Stock were exchanged for 196,193 shares of Common Stock. During the second quarter of 1998, 15.75 shares of Series B Convertible Preferred Stock were exchanged for 146,165 shares of Common Stock.

5. On February 27, 1997, the Company completed a private placement of 1,000,000 shares of Common Stock and realized net proceeds of $1,153,000.

6. In April 1997, the Company filed its Uniform Franchise Offering Circular ("UFOC") with the Federal Trade Commission and the Office of the Attorney General of the State of New York. On May 6, 1997, the State of New York approved the UFOC.

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

8. On August 29, 1997 the Company completed a private placement, with an institutional investor, of 1,142,857 shares of Common Stock, realizing approximately $845,000 in net proceeds. These unregistered shares are subject to a lockup of six months with respect to fifty percent of the shares, and a lockup of twelve months with respect to the remainder.

9. On November 4, 1997 the Company changed its name to New World Coffee & Bagels, Inc. This action was approved at the annual shareholder meeting.

10. Pursuant to the Modification Agreement dated March 30, 1998, the payment terms of the remaining principal amounts payable of $2,100,000 related to the Willoughby's acquisition were amended. In accordance with the Modification Agreement, all payments of principal and interest shall be effected only through the conversion of these notes into common stock commencing on certain dates through March 1999. The conversions of the notes into Common Stock, and sales of such shares, will be effected at such time as shall be determined by the holder of the notes, subject to certain limitations. During the second quarter of 1998, $1.0 million of the principal amount related to the Willoughby's acquisition was converted into 862,068 shares of Common Stock.

11. On June 22, 1998 the Company completed a private placement of 1,208,518 shares of Common Stock, realizing approximately $1.6 million in net proceeds.

12. In June 1997, the FASB issued Statement of Financial Accounting Standards, No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not anticipate SFAS No. 130 will have a material impact on its financial statements.



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words "forecast," "estimate," "plan," "intend," "believes," "expect," "should," "project," "would," similar expressions, and all references to the Manhattan Bagel acquisition are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-QSB or in the Company's other SEC filings. In addition, the terms of the acquisition are subject to change in advance of approval of the definitive plan of reorganization, and the effectiveness of the plan of reorganization is subject to, among other things, the Bankruptcy court's prior approval of a disclosure statement and of such plan.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World Coffee & Bagels, Inc. currently operates 34 Company owned and eight franchised stores, consisting of 26 in New York, seven in Connecticut, three in Pennsylvania, four in New Jersey and one in Germany. In the fiscal quarter ended June 28, 1998, the Company signed 9 franchise agreements.

     The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth.

     On July 28, 1998, the Company entered into an acquisition agreement (the "Agreement") for the purchase of Manhattan Bagel Company, Inc., Debtor in Possession, a New Jersey Corporation ("MBC"). MBC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in 1997. MBC presently franchises, licenses or operates over 305 bagel stores and manufactures bagel dough and cream cheese products at plants in Eatontown, New Jersey and Los Angeles, California.

     The acquisition would represent a substantial expansion of the Company's operations and would increase the Company's store base by approximately 700% with the addition of approximately 290 franchised and 15 company owned stores, which generate approximately $120 million in annual sales. As a result of the addition of this franchise base the Company should experience a significant increase in ongoing royalty income. In addition, the Company should experience a significant increase in revenues from the addition of the company owned stores.

     The Company plans to integrate its growing franchise operation with the existing franchise operation of MBC. The Company may experience difficulties in dealing with the MBC franchisee base as to its current issues with MBC, and/or the upgrading of its reporting and control equipment and the introduction and promotion of the Company's premium coffees. The Company believes that it has the resources, including personnel, to manage these relationships in a successful manner.

     The acquisition would also expand the Company's manufacturing facilities by the addition of two operating bagel dough/cream cheese production facilities located in New Jersey and California, which primarily supply the Manhattan Bagel franchise base. As a result, the Company should experience a significant increase in factory revenues of approximately $25 million annually, based on historical operations. The Company has not had experience concerning bagel/cream cheese plant operations, but believes that management of MBC who will be directly in charge of these operations will provide significant expertise.

     Furthermore, New World's coffee factory sales are projected to increase by supplying coffee to the Manhattan Bagel franchise base, which currently purchase significant amounts of coffee from third party vendors. The Company believes that the sale of its premium coffees by the MBC franchisees and the expansion of their coffee product line will enhance their sales and operations. Similarly, the Company also anticipates supplying its coffee & bagel stores with bagels and cream cheese from the MBC plants, resulting in a corresponding increase in Manhattan Bagel's factory sales.

     The agreement includes the acquisition of Manhattan Bagel's management infrastructure. The Company expects to realize significant savings from the consolidation of general and administrative expenses of New World and MBC.

     The Company projects the acquisition to be accretive to its earnings. Assuming the acquisition, the approval of a reorganization plan, the benefits of cross selling and the consolidation of general and administrative overhead had occurred at the beginning of each period, the transaction would have been significantly accretive on a pro forma basis for the first and second quarters of 1998. The pro forma analysis does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented, nor does it purport to be indicative of future periods of the combined operations.

     Separately, New World has received proxies, exercisable under certain circumstances, for approximately 2 million shares or approximately 27% of the outstanding voting stock of MBC (prior to exercise of warrant discussed below). New World has also received a warrant, exercisable under certain circumstances, to purchase 4 million shares of newly issued shares, representing approximately 35% of the outstanding voting stock following such exercise, of MBC. Assuming exercise of the warrant, the above would give New World a right to vote the majority of the outstanding common stock of MBC under certain circumstances.

     The total cost of the acquisition is presently estimated at approximately $20 million including a combination of cash and common stock to be made available to the creditors of MBC, and the assumption of certain liabilities to MBC creditors. The Agreement, which is subject to bankruptcy court approvals, requires New World to provide and assume certain debt. In addition under the Agreement, New World represents that it has received an equity financing commitment of two million dollars. This equity commitment is from an affiliate of an existing institutional investor in the Company.

     There is no assurance as to when such acquisition will be consummated or as to the final terms of the acquisition, in that the same may be subject to changes by interaction between the Company, MBC, the Bankruptcy Court and the various creditors of MBC. Accordingly, it is possible that the Company may agree to a final plan of reorganization which involves acquisition costs in excess of those set forth in the Agreement, although the Company has no obligation to do so.

Fiscal  Quarter  Ended June 28, 1998  Compared to Fiscal  Quarter Ended June 29,
1997

     Revenues. Total revenues were $4,015,194 for the fiscal quarter ended June 28, 1998 compared to $4,019,243 for the 1997 period. Revenues from company stores decreased 18.6% to $3,273,079 for the fiscal quarter ended June 28, 1998 from $4,019,243 for the comparable 1997 period primarily due to the conversion of Company owned stores to franchised stores. Royalties and franchise related revenues increased to $742,115 or 18.5% of total revenues for the fiscal quarter ended June 28, 1998. There were no such revenues for the comparable 1997 period. Comparable store sales for franchise and Company owned stores open for both periods increased by 12.7% and (8.5%), respectively, over the same 1997 period.

     Costs and Expenses. Cost of sales and related occupancy costs as a percentage of store sales for the fiscal quarter ended June 28, 1998 decreased to 52.5% from 53.4% for the comparable 1997 period. The primary components were a decrease of 1.3% in cost of goods due to improved store purchasing and waste resulting from the Company's point of sale system partially offset by a 0.4% increase in occupancy costs.

     Store operating expenses as a percentage of store sales for the fiscal quarter ended June 28, 1998 increased to 34.4% from 33.3% for the comparable 1997 period. The primary components were an increase of 0.4% in store payroll and a 0.7% increase in miscellaneous store expenses.

     Depreciation and amortization expenses as a percentage of revenues for the fiscal quarter ended June 28, 1998 decreased to 9.6% from 11.9% for the comparable 1997 period primarily due to compliance with FASB 121 and the sale of Company owned stores to franchisees.

     General and administrative expenses as a percentage of revenues for the fiscal quarter ended June 28, 1998 decreased to 18.1% from 18.4% for the comparable 1997 period, as the Company's franchising effort is enabling it to leverage its management infrastructure.

     Interest expense, net for the fiscal quarter ended June 28, 1998 decreased to $56,350, or 1.4% of revenues, from $95,523, or 2.4% for the comparable 1997 period.

     Net Income/(Loss). Net income for the fiscal quarter ended June 28, 1998 increased to $71,604 from a net loss of $850,497 for the comparable 1997 period. Operating margins improved to a 1.8% profit from a loss of 21.2% in the comparable 1997 period.

Year to Date Period Ended June 28, 1998 Compared to the Year to Date Period Ended June 29, 1997

     Revenues. Total revenues increased 1.5% to $7,800,413 for the year to date period ended June 28, 1998 from $7,686,798 for the comparable 1997 period. Revenues from company stores decreased 16.8% to $6,382,124 for the year to date period ended June 28, 1998 from $7,686,798 for the comparable 1997 period primarily due to the conversion of Company owned stores to franchised stores. Royalties and franchise related revenues increased to $1,418,289 or 18.2% of total revenues for the year to date period ended June 28, 1998. There were no such revenues for the comparable 1997 period. Comparable store sales for franchise and Company owned stores open for both periods increased by 12.2% and (6.4%), respectively, over the same 1997 period.

     Costs  and  Expenses.  Cost of  sales  and  related  occupancy  costs  as a percentage of store sales for the year to date period ended June 28, 1998 decreased to 52.8% from 55.0% for the comparable 1997 period. The primary components were a decrease of 1.6% in cost of goods due to improved store purchasing and waste resulting from the Company's point of sale system and a 0.6% decrease in occupancy costs.

     Store operating expenses as a percentage of store sales for the year to date period ended June 28, 1998 increased to 32.8% from 32.7% for the comparable 1997 period. Store payroll as a percentage of store sales decreased by 0.6% due to improved staffing efficiencies which was offset by a 0.7% increase in miscellaneous store expenses.

     Depreciation and amortization expenses as a percentage of revenues for the year to date period ended June 28, 1998 decreased to 10.7% from 12.1% for the comparable 1997 period primarily due to compliance with FASB 121 and the sale of Company owned stores to franchisees.

     General and administrative expenses as a percentage of revenues for the year to date period ended June 28, 1998 decreased to 18.3% from 19.7% for the comparable 1997 period, as the Company's franchising effort is enabling it to leverage its management infrastructure.

     Interest  expense,  net for the year to date  period  ended  June 28,  1998 decreased to $91,244, or 1.2% of revenues, from $191,546, or 2.5% for the comparable 1997 period.

     Net Income/(Loss). Net income for the year to date period ended June 28, 1998 increased to $133,944 from a loss of $1,836,237 for the comparable 1997 period. Operating margins improved to a 1.7% profit from a loss of 23.9% in the comparable 1997 period.

Liquidity and Capital Resources

     The Company's primary capital requirement is to support its franchising efforts. The Company currently estimates that capital expenditures through fiscal 1998 will be approximately $400,000. The Company expects to meet its funding requirements with cash on hand and internally generated funds, as well as prospective cash flow from franchising.

     At June 28, 1998 the Company had positive working capital of $2,466,296 compared to a working capital deficit of $97,705 at December 28, 1997.

     The Company had net cash used in operating activities of $1,011,863 for the first six months of 1998 compared with net cash used in operating activities of $2,141,429 for the comparable 1997 period.

     The Company had net cash provided by investing activities of $292,490 for the first six months of 1998 compared with net cash used for investing activities of $1,547,615 for the comparable 1997 period.

     The Company had net cash provided by financing activities of $1,443,122 for the first six months of 1998. These funds were primarily the result of a private placement of common stock. The Company had net cash provided by financing activities of $3,947,762 for the comparable 1997 period.

     The consummation of the proposed acquisition of MBC currently requires obtaining debt financing of $8 million and equity financing of $2 million. The Company has received a commitment letter for $8 million in debt financing from an institutional source. The Company has received a letter of intent for $2 - $4 million in equity financing from an affiliate of an existing institutional investor in the Company. The terms and conditions on which the financings are to be made available may change. Such arrangements must be consummated prior to the effective date of a plan of reorganization. The Company has expended, and will expend, a significant amount of time and funds in connection with the proposed acquisition of MBC.

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

                           PART II - OTHER INFORMATION

                         NEW WORLD COFFEE & BAGELS, INC.

                                  JUNE 28, 1998

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities

     On February 26, 1997, the Company sold 1,000,000 shares of Common Stock at $1.375 per share. During 1997, 320 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 1,606,094 shares of Common Stock. The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The Series B Convertible Preferred Stock is convertible into shares of Common Stock. In addition, 27.75 shares of Series B Convertible Preferred Stock were exchanged for 213,425 shares of Common Stock. During the first quarter of 1998, 20.5 shares of Series B Convertible Preferred Stock were exchanged for 196,193 shares of Common Stock. During the second quarter of 1998, 15.75 shares of Series B Convertible Preferred Stock were exchanged for 146,165 shares of Common Stock. On June 22, 1998 the Company completed a private placement of 1,208,518 shares of Common Stock, realizing approximately $1.6 million in net proceeds. Also during the second quarter of 1998, $1.0 million of the principal amount related to the Willoughby's acquisition was converted into 862,068 shares of Common Stock.

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

                                   NEW WORLD COFFEE & BAGELS, INC.


Date:                              By:
                                        ---------------------------------------
                                        R. Ramin Kamfar
                                        President and Chief Executive Officer



Date:                              By:
                                        ---------------------------------------
                                        Jerold E. Novack
                                        Chief Financial Officer