Form 10QSB
period 1998-09-27
NEW WORLD COFFEE & BAGELS INC /
filed 1998-11-18
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1998

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

                              Yes __X__   No _____

Transitional small business disclosure format (check one): Yes _____   No __X__


    Number of shares of common stock, $.001 par value per share, outstanding:
                      As of September 27, 1998: 14,795,689.

                         NEW WORLD COFFEE & BAGELS, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                               September 27, 1998

                                                                                     Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of September 27, 1998 and
        December 28, 1997...........................................................  -3-

     Condensed Consolidated Statements of Operations for the fiscal quarter and year to date period ended September 27, 1998 and
        September 28, 1997..........................................................  -4-

     Condensed Consolidated Statements of Cash Flows for the year to date period ended September 27, 1998 and September 28, 1997......................  -5-

     Notes to Consolidated Financial Statements.....................................  -6-


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS FOR THE FISCAL QUARTER ENDED SEPTEMBER 27,
          1998...................................................................... -10-

Item 3.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 27,
          1998...................................................................... -11-


PART II:  OTHER INFORMATION......................................................... -13-

          SIGNATURES................................................................ -14-

                         NEW WORLD COFFEE & BAGLES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                September 27,      December 28,
                                                                    1998               1997
                                                                ------------       ------------
                                                                 (Unaudited)
ASSETS
Current Assets:
    Cash .................................................      $  1,016,698       $  1,149,013
    Receivables ..........................................         2,602,777            936,015
    Inventories ..........................................           579,128            632,606
    Prepaid expenses .....................................           165,021             33,914
                                                                ------------       ------------
       Total current assets ..............................         4,363,624          2,751,548

Property and Equipment, net ..............................         4,776,568          6,686,807
Deposits and Other Assets, net ...........................         1,119,410            888,959
Goodwill, net of accumulated amortization ................         3,123,399          3,274,059
Long Term Receivables ....................................         1,239,391            374,733
                                                                ------------       ------------
       Total assets ......................................      $ 14,622,392       $ 13,976,106
                                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable .....................................      $    982,990       $  1,001,123
    Accrued expenses .....................................           511,179          1,071,197
    Current portion of notes payable .....................           192,500            318,750
    Current portion of obligations under capital leases ..           230,869            230,869
    Other Current Liabilities ............................           177,314            227,314
                                                                ------------       ------------
       Total current liabilities .........................         2,094,852          2,849,253
                                                                ------------       ------------

Deferred Rent ............................................           254,123            444,785
                                                                ------------       ------------
Long Term Notes Payable ..................................         1,364,203          2,407,953
                                                                ------------       ------------
Obligations Under Capital Leases .........................            25,976            367,926
                                                                ------------       ------------
Stockholders' Equity:
    Preferred stock, $.001 par value; 2,000,000
        Shares Authorized ................................              --                 --
    Series B Convertible Preferred Stock, $.001 par value;
        225 Shares Authorized, 137.5 Shares Issued, 58.5
        and 109.75 Shares Outstanding ....................              --                 --
    Common stock, $.001 par value; 20,000,000 Shares
       Authorized; 14,795,689 and  11,634,143 Shares
       Issued and Outstanding ............................            14,796             11,634
    Additional Paid-In Capital ...........................        27,931,357         25,173,440
    Accumulated Deficit ..................................       (17,062,915)       (17,278,885)
                                                                ------------       ------------
       Total Stockholders' Equity ........................        10,883,238          7,906,189
                                                                ------------       ------------
       Total Liabilities and Stockholders' Equity ........      $ 14,622,392       $ 13,976,106
                                                                ============       ============

                         NEW WORLD COFFEE & BAGELS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

     AND YEAR TO DATE PERIOD ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

                                    UNAUDITED

                                                               Fiscal Quarter Ended               Year to Date Period Ended
                                                         -------------------------------       -------------------------------
                                                         September 27,      September 28,      September 27,      September 28,
                                                             1998               1997               1998               1997
                                                         ------------       ------------       ------------       ------------
Revenues:
    Store Sales ...................................      $  3,157,167       $  3,855,914       $  9,539,291       $ 11,542,708
    Franchise Related Income ......................           885,942            678,369          2,304,232            678,369
                                                         ------------       ------------       ------------       ------------
Total Revenues ....................................         4,043,109          4,534,283         11,843,523         12,221,077

Costs and Expenses:
    Cost of Sales and Related Occupancy Costs .....         1,631,599          1,996,502          5,007,447          6,229,461
    Store Operating Expenses ......................         1,135,683          1,191,786          3,227,570          3,704,583
                                                         ------------       ------------       ------------       ------------
Total Costs and Expenses ..........................         2,767,282          3,188,288          8,235,017          9,934,044

Income from Store/Franchise Operations ............         1,275,827          1,345,995          3,608,506          2,287,033

    Depreciation and Amortization .................           321,701            518,240          1,006,085          1,588,715
    General and Administrative Expenses ...........           805,442            747,991          2,228,545          2,263,249
    Provision for Store Closings ..................              --              300,000               --              300,000
                                                         ------------       ------------       ------------       ------------
Operating Income/(Loss) ...........................           148,684           (220,236)           373,876         (1,864,931)

    Interest Expense, Net .........................           (66,660)           (26,660)          (157,906)          (218,207)
                                                         ------------       ------------       ------------       ------------

Net Income/(Loss) .................................      $     82,024       $   (246,896)      $    215,970       $ (2,083,138)
                                                         ============       ============       ============       ============
Basic and Diluted Net Income/(Loss) Per Common
    Share .........................................      $        .01       $       (.02)      $        .02       $       (.28)
                                                         ============       ============       ============       ============
Basic and Diluted Weighted Average Number of Common
    Shares Outstanding ............................        14,662,391         10,074,821         12,872,019          7,483,076
                                                         ============       ============       ============       ============

                         NEW WORLD COFFEE & BAGELS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

                                    UNAUDITED

                                                                                         September 27,     September 28,
                                                                                             1998              1997
                                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income/(Loss) ..............................................................      $   215,970       $(2,083,138)
    Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in)
       Operating Activities-
          Depreciation and Amortization ............................................        1,006,085         1,588,715
          Gain on Sale of Fixed Assets .............................................       (1,798,312)             --
          Provision for Store Closing Costs ........................................             --             300,000
          Increase/(Decrease) in Cash Resulting from Changes in Operating Assets and
              Liabilities-
                 Receivables .......................................................          677,776        (1,311,800)
                 Inventories .......................................................           53,478          (253,186)
                 Prepaid Expenses ..................................................         (131,107)          (51,168)
                 Deposits and Other Assets .........................................         (230,451)            6,545
                 Accounts Payable ..................................................          (18,133)          257,327
                 Accrued Expenses ..................................................         (610,016)       (1,048,114)
                 Deferred Rent .....................................................         (190,662)           53,971
                                                                                          -----------       -----------
                    Net Cash Provided by/(Used in) Operating Activities ............       (1,025,372)       (2,540,848)
                                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures ...........................................................         (324,686)       (1,459,839)
    Cash Received/(Paid) from Dispositions and Acquisitions ........................             --             611,203
    Capitalized Leases .............................................................          (15,332)          (15,188)
                                                                                          -----------       -----------
                    Net Cash Provided by/(Used in) Investing Activities ............         (340,018)         (863,824)
                                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock, Net of Issuance Costs ................................        2,761,079         4,405,322
    Repayment of Capitalized Leases ................................................         (358,004)         (552,266)
    Repayment of Notes Payable .....................................................       (1,170,000)         (261,914)
                                                                                          -----------       -----------
                    Net Cash Provided by/(Used in) Financing Activities ............        1,233,075         3,591,142
                                                                                          -----------       -----------
                    Net Increase/(Decrease) in Cash ................................         (132,315)          186,470

CASH, Beginning of Period ..........................................................        1,149,013         1,419,786
                                                                                          -----------       -----------

CASH, End of Period ................................................................      $ 1,016,698       $ 1,606,256
                                                                                          ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid During the Period for:
    Interest .......................................................................           79,105            95,867
    Non-Cash Investing and Financing Activities:
    Notes Received from Sale of Fixed Assets .......................................        2,733,500              --
    Equipment Purchased Under Capital ..............................................           16,054           377,458
    Leases
    Issuance of Common Stock as Repayment of Promissory Note .......................        1,100,000              --

                         NEW WORLD COFFEE & BAGELS, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   The September 27, 1998  consolidated  balance  sheet  presented  herein was
     derived  from  the  audited  December  28,  1997   consolidated   financial
     statements of the Company.

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

4. During 1997, 320 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 1,606,094 shares of Common Stock. In addition, 27.75 shares of Series B Convertible Preferred Stock were exchanged for 213,425 shares of Common Stock. During the first quarter of 1998, 20.5 shares of Series B Convertible Preferred Stock were exchanged for 196,193 shares of Common Stock. During the second quarter of 1998, 15.75 shares of Series B Convertible Preferred Stock were exchanged for 146,165 shares of Common Stock. During the third quarter of 1998, 15 shares of Series B Convertible Preferred Stock were exchanged for 138,753 shares of Common Stock.

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

8. On August 29, 1997 the Company completed a private placement, with an institutional investor, of 1,142,857 shares of Common Stock, realizing approximately $845,000 in net proceeds. These unregistered shares were subject to a lockup of six months with respect to fifty percent of the shares, and a lockup of twelve months with respect to the remainder.

9. On November 4, 1997 the Company changed its name to New World Coffee & Bagels, Inc. This action was approved at the annual shareholder meeting.

10. Pursuant to Modification Agreements dated March 30, 1998 and November 12, 1998, the payment terms of the remaining principal amounts payable of $2,100,000 related to the Willoughby's acquisition were amended. In accordance with the Modification Agreement, all payments of principal may be effected through the conversion of these notes into common stock commencing on certain dates through September 1999. The conversions of the notes into Common Stock, and sales of such shares, will be effected at such time as shall be determined by the holder of the notes, subject to certain limitations. During the second quarter of 1998, $1.0 million of the principal related to the Willoughby's acquisition was converted into 862,068 shares of Common Stock.

11. On June 22, 1998 the Company completed a private placement of 1,208,518 shares of Common Stock, realizing approximately $1.6 million in net proceeds.

12. In June 1997, the FASB issued Statement of Financial Accounting Standards, No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not anticipate that SFAS No. 130 will have a material impact on its financial statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words "forecast," "estimate," "plan," "intend," "believes," "expect," "should," "project," "would," similar expressions, and all references to the Manhattan Bagel Company, Inc. acquisition are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-QSB or in the Company's other SEC filings. In addition, the terms of the acquisition are subject to change in advance of approval of the definitive plan of reorganization, and the effectiveness of the plan of reorganization is subject to, among other things, the Bankruptcy court's prior approval of such plan.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World Coffee & Bagels, Inc. currently operates 29 Company owned and 15 franchised stores, consisting of 28 in New York, seven in Connecticut, three in Pennsylvania, five in New Jersey and one in Germany. In the fiscal quarter ended September 27, 1998, the Company signed eleven franchise agreements.

     The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth.

     On July 28, 1998, the Company entered into an acquisition agreement (the "Agreement") for the purchase of Manhattan Bagel Company, Inc., Debtor in Possession, a New Jersey Corporation ("MBC"). MBC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in 1997. MBC presently franchises, licenses or operates approximately 290 bagel stores and manufactures bagel dough and cream cheese products at plants in Eatontown, New Jersey and Los Angeles, California.

     The acquisition would represent a substantial expansion of the Company's operations and would increase the Company's store base by approximately 600%, while generating approximately $120 million in annual sales. As a result of the addition of this franchise base, the Company should experience a significant increase in ongoing royalty income. In addition, the Company should experience a significant increase in revenues from the addition of the company owned stores.

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

     The acquisition would also expand the Company's manufacturing facilities by the addition of two operating bagel dough/cream cheese production facilities located in New Jersey and in California, which primarily supply the Manhattan Bagel franchise base. As a result, the Company should experience a significant increase in factory revenues of approximately $25 million annually, based on historical operations. The Company has not had experience concerning bagel dough/cream cheese plant operations, but believes that management of MBC, who will be directly in charge of these operations, will provide significant expertise.

     Furthermore, New World's coffee factory sales are projected to increase by supplying coffee to the Manhattan Bagel franchisees, which currently purchase significant amounts of coffee from third party vendors. The Company believes that the sale of its premium coffees by the MBC franchisees and the expansion of their coffee product line will enhance their sales and operations. Similarly, the Company also anticipates supplying its coffee & bagel stores with bagels and cream cheese from the MBC plants, resulting in a corresponding increase in Manhattan Bagel's factory sales.

     The agreement includes the acquisition of Manhattan Bagel's management infrastructure. The Company expects to realize significant savings from the consolidation of general and administrative expenses of New World and MBC.

     The Company projects the acquisition to be accretive to its earnings. Assuming the acquisition, the approval of a reorganization plan, the benefits of cross selling and the consolidation of general and administrative overhead had occurred at the beginning of each period, the transaction would have been significantly accretive on a pro forma basis for the first, second and third quarters of 1998. The pro forma analysis does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented, nor does it purport to be indicative of future periods of the combined operations.

     Separately, New World has received proxies, exercisable under certain circumstances, for approximately 2 million shares or approximately 27% of the outstanding voting stock of MBC (prior to exercise of warrant discussed hereafter). New World has also received a warrant, exercisable under certain circumstances, to purchase 4 million shares of newly issued shares, representing approximately 35% of the outstanding voting stock following such exercise, of MBC. Assuming exercise of the warrant, the above would give New World a right to vote the majority of the outstanding common stock of MBC under certain circumstances.

     The total cost of the acquisition is presently estimated at approximately $20 million including a combination of cash and common stock to be made available to the creditors of MBC, and the assumption of certain liabilities to MBC creditors.

     There is no assurance as to when such acquisition will be consummated or as to the final terms of the acquisition, in that the same may be subject to changes by interaction between the Company, MBC and the various creditors of MBC, and is subject to bankruptcy court approval. Accordingly, it is possible that the Company may agree to a final plan of reorganization which involves acquisition costs in excess of those set forth in the Agreement, although the Company has no obligation to do so.

Fiscal Quarter Ended September 27, 1998 Compared to Fiscal Quarter Ended September 28, 1997

     Revenues. Total revenues were $4,043,109 for the fiscal quarter ended September 27, 1998 compared to $4,534,283 for the comparable 1997 period. Revenues from company stores decreased 18.1% to $3,157,167 for the fiscal quarter ended September 27, 1998 from $3,855,914 for the comparable 1997 period primarily due to the conversion of company owned stores to franchised stores. Royalties and franchise related revenues increased to $885,942 or 21.9% of total revenues for the fiscal quarter ended September 27, 1998 as compared to $678,369 or 15.0% of total revenues for the comparable 1997 period. Comparable store sales for franchise and Company owned stores open for both periods increased by 1.3% and (6.5%), respectively, over the comparable 1997 period.

     Costs  and  Expenses.  Cost of  sales  and  related  occupancy  costs  as a percentage of store sales for the fiscal quarter ended September 27, 1998 decreased to 51.7% from 51.8% for the comparable 1997 period. The primary components were a 0.2% decrease in occupancy costs which was offset by an increase of 0.1% in cost of goods.

     Store operating expenses as a percentage of store sales for the fiscal quarter ended September 27, 1998 increased to 36.0% from 30.9% for the comparable 1997 period. The primary components were an increase of 2.5% in store payroll and a 2.4% increase in miscellaneous store expenses, both of which were primarily related to training costs relating to the sale of company owned stores to franchisees.

     Depreciation and amortization expenses as a percentage of total revenues for the fiscal quarter ended September 27, 1998 decreased to 8.0% from 11.4% for the comparable 1997 period primarily due to compliance with "SFAS No. 121" and the sale of company owned stores to franchisees.

     General and administrative expenses as a percentage of total revenues for the fiscal quarter ended September 27, 1998 increased to 19.9% from 16.5% for the comparable 1997 period due to the addition of marketing and operations support personnel. The Company recorded a $300,000 non-cash provision in the fiscal quarter ended September 28, 1997 to provide for a shortfall in the second quarter 1996 provision for store closings.

     Interest expense, net for the fiscal quarter ended September 27, 1998 increased to $66,660, or 1.6% of total revenues, from $26,660, or 0.6% for the comparable 1997 period.

     Net Income/(Loss). Net income for the fiscal quarter ended September 27, 1998 increased to $82,024 from a net loss of $246,896 for the comparable 1997 period. Net income margins improved to a 2.0% profit from a loss of 5.4% in the comparable 1997 period.

Year to Date Period Ended September 27, 1998 Compared to the Year to Date Period Ended September 28, 1997

     Revenues. Total revenues decreased 3.1% to $11,843,523 for the year to date period ended September 27, 1998 from $12,221,077 for the comparable 1997 period. Revenues from company stores decreased 17.4% to $9,539,291 for the year to date period ended September 27, 1998 from $11,542,708 for the comparable 1997 period primarily due to the conversion of company owned stores to franchised stores. Royalties and franchise related revenues increased to $2,304,232 or 19.5% of total revenues for the year to date period ended September 27, 1998 from $678,369 or 5.6% of total revenues for the comparable 1997 period. Comparable store sales for franchise and company owned stores open for both periods increased by 4.5% and (7.9%), respectively, over the comparable 1997 period.

     Costs and Expenses. Cost of sales and related occupancy costs as a percentage of store sales for the year to date period ended September 27, 1998 decreased to 52.5% from 54.0% for the comparable 1997 period. The primary components were a decrease of 1.1% in cost of goods due to improved store purchasing and waste resulting from the Company's point of sale system and a 0.4% decrease in occupancy costs.

     Store operating expenses as a percentage of store sales for the year to date period ended September 27, 1998 increased to 33.8% from 32.1% for the comparable 1997 period. Store payroll as a percentage of store sales increased by 0.5%. Other operating expenses as a percentage of store sales increased by a 1.2%. These increases were primarily related to training costs relating to the sale of company owned stores to franchisees.

     Depreciation and amortization expenses as a percentage of total revenues for the year to date period ended September 27, 1998 decreased to 8.5% from 13.0% for the comparable 1997 period primarily due to compliance with "SFAS No. 121" and the sale of company owned stores to franchisees.

     General and administrative expenses as a percentage of total revenues for the year to date period ended September 27, 1998 increased to 18.8% from 18.5% for the comparable 1997 period due to the addition of marketing and operations support personnel. The Company recorded a $300,000 non-cash provision in the year to date period ended September 28, 1997 to provide for a shortfall in the second quarter 1996 provision for store closings.

     Interest expense, net for the year to date period ended September 27, 1998 decreased to $157,904, or 1.3% of total revenues, from $218,207, or 1.8% for the comparable 1997 period.

     Net Income/(Loss). Net income for the year to date period ended September 27, 1998 increased to $215,972 from a loss of $2,083,138 for the comparable 1997 period. Net income margins improved to a 1.8% profit from a loss of 17.0% in the comparable 1997 period.

Liquidity and Capital Resources

     The Company's primary capital requirement is to support its franchising efforts. The Company currently estimates that capital expenditures through fiscal 1998 will be approximately $100,000. The Company expects to meet its funding requirements with cash on hand and internally generated funds, as well as prospective cash flow from franchising.

     At September 27, 1998 the Company had positive working capital of $2,268,772 compared to a working capital deficit of $97,705 at December 28, 1997.

     The Company had net cash used in operating activities of $1,025,372 for the year to date period ended September 27, 1998 compared with net cash used in operating activities of $2,540,848 for the comparable 1997 period.

     The Company had net cash used for investing activities of $340,018 for the year to date period ended September 27, 1998 compared with net cash used for investing activities of $863,824 for the comparable 1997 period.

     The Company had net cash provided by financing activities of $1,233,075 for the year to date period ended September 27, 1998. These funds were primarily the result of a private placement of common stock. The Company had net cash provided by financing activities of $3,591,142 for the comparable 1997 period as a result of additional stock offerings.

     The consummation of the proposed acquisition of MBC currently requires delivery of approximately $7.3 million at the closing. The Company has received debt financing commitments over and above the $7.3 million required to close the transaction from institutional sources. The terms and conditions on which the financings are to be made available may change. Such arrangements must be consummated prior to the effective date of a plan of reorganization. The Company has expended, and will expend, a significant amount of time and funds in connection with the proposed acquisition of MBC.

Seasonality and General Economic Trends

     The  Company  anticipates  that its  business  will be  affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, it believes, based on industry experience, that it would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee, acquisitions by the Company of existing espresso bars, existing and additional competition, marketing programs, weather, special or unusual events, and variations in the number of store openings. The Company has few, if any, employees at the minimum wage level and therefore believes that an increase in the minimum wage would have minimal impact on its operations and financial condition.

                           PART II - OTHER INFORMATION

                         NEW WORLD COFFEE & BAGELS, INC.

                               SEPTEMBER 27, 1998

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities

     On February 26, 1997, the Company sold 1,000,000 shares of Common Stock at $1.375 per share. On June 22, 1998 the Company completed a private placement of 1,208,518 shares of Common Stock, realizing approximately $1.6 million in net proceeds. During the second quarter of 1998, $1.0 million of the principal amount related to the Willoughby's acquisition was converted into 862,068 shares of Common Stock. During 1997, 320 shares of Series A Convertible Preferred Stock were exchanged for 137.5 shares of Series B Convertible Preferred Stock, par value $.001 and 1,606,094 shares of Common Stock. The Series B Convertible
Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The Series B Convertible Preferred Stock is convertible into shares of Common Stock. In addition, 27.75 shares of Series B Convertible Preferred Stock were exchanged for 213,425 shares of Common Stock. During the first quarter of 1998, 20.5 shares of Series B Convertible Preferred Stock were exchanged for 196,193 shares of Common Stock. During the second quarter of 1998, 15.75 shares of Series B Convertible Preferred Stock were exchanged for 146,165 shares of Common Stock. During the third quarter of 1998, 15 shares of Series B Convertible Preferred Stock were exchanged for 138,753 shares of Common Stock.

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

                                        NEW WORLD COFFEE & BAGELS, INC.


Date:  November 18, 1998                By:  /s/ R. Ramin Kamfar
                                             -----------------------------------
                                             R. Ramin Kamfar
                                             President and Chief Executive
                                             Officer



Date:  November 18, 1998                By:  /s/ Jerold E. Novack
                                             -----------------------------------
                                             Jerold E. Novack
                                             Chief Financial Officer