Form 10KSB
period 1998-12-28
NEW WORLD COFFEE & BAGELS INC /
filed 1999-04-12
CIK 949373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark one)

     [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-27148
                                ----------------

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                 (Name of Small Business Issuer in its Charter)

             Delaware                               13-3690261
(State or other jurisdiction                     (I.R.S. Employer
 of Incorporation or Organization)               Identification No.)

                  246 INDUSTRIAL WAY WEST, EATONTOWN, NJ 07724
                     (Address of Principal Executive Offices)

                                 (732) 544-0155
                           (Issuer's Telephone Number)

     Securities registered under Section 12(B) of the Exchange Act:

                                                      NAME OF EACH EXCHANGE ON
     Title of Each Class                                  WHICH REGISTERED:
     Common Stock, $.001 par value                            NASDAQ

     Securities registered under Section 12(G) of the Exchange Act: NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(D) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $17,282,524

     The aggregate market value of the voting stock held by non-affiliates per the closing stock price as of April 7, 1999 is $18,054,348.

     As of April 7, 1999, 20,185,831 shares of common stock of the issuer were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain  statements  in  this  Annual  Report  on  Form  10-KSB  constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "forecast", "estimate", "project", "intent", "expect", "should", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of New World Coffee - Manhattan Bagel, Inc. ("New World" or "the Company") to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

     The Company is dependent upon the success of existing and new franchised and Company-owned stores and alternative distribution outlets; the success of the Company and its master franchisees in getting new stores or other retail locations opened; the ability of the Company and its master franchisees to attract new qualified franchisees; of which there can be no assurance, and such other factors as competition, commodity pricing and economic conditions.

     The opening and success of stores will depend on various factors, including the availability of suitable store sites and the negotiation of acceptable lease terms for new locations, the ability of the Company or its franchisees to obtain construction and other necessary permits in a timely manner, the ability to meet construction schedules, the financial and other capabilities of the Company's franchisees and master franchisees, competition and general economic and business conditions.

     The Company's business is subject to changes in consumer taste, national, regional and local economic conditions, demographic trends and the type, number and location of competing businesses. Competition is increasing significantly with an increasing number of national, regional and local stores competing for franchisees and store locations as well as customers.

     The Company's future results may also be negatively impacted by future pricing of the key ingredients for its frozen bagel dough, cream cheeses and coffee beverages.

     The success of sales units in alternative distribution locations, including convenience stores, supermarkets, military bases and other non-traditional locations, will depend, in addition to the factors affecting traditional franchisee and Company-owned stores, on the consumer traffic at the locations in which they are located.

     The opening and remodeling of stores, as well as opening of sales units within alternative locations, may be subject to potential delays caused by, among other things, permits, weather, the delivery of equipment and materials, and the availability of labor.

TEM 1.  BUSINESS

General

     New World Coffee - Manhattan Bagel, Inc. is the one of the largest franchisors of coffee bars and bagel bakeries in the United States. It operates and franchises coffee bars, bagel bakeries and integrated coffee bar/bagel bakeries in 18 states in the Northeastern, Southeastern and Southwestern United States, the District of Columbia, and internationally. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. At December 27, 1998, the Company's retail system consisted of approximately 335 stores, including 27 Company-owned and 308 franchised and licensed stores. The Company acquired the stock of Manhattan Bagel Company, Inc. - Debtor in Possession on November 24, 1998, resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores.

     The Company is vertically integrated with bagel dough and cream cheese manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale, supermarket and non-traditional outlets.

     The Company is a Delaware corporation and was organized in November 1992.

Industry Overview

     The US market for specialty coffee is large, fragmented and growing. According to the National Coffee Association's 1998 National Coffee Drinking Trends report, approximately 65% of all consumers (age 10+) drink coffee on a weekly basis, they drink an average of 3.0 cups per day, and the overall number of coffee drinkers has grown from approximately 140 million in 1990 to approximately 168 million in 1999. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow through the end of the century. Research from CREST, a market research firm, indicates specialty shop category traffic growth increased by 49%, 11%, 19% and 16%, annually, from 1995 through 1998.

     The US market for bagels is also large, fragmented and growing. According to the American Bagel Association sale of bagels has grown rapidly, from $429 million in 1993 to $2.3 billion in 1996. According to CREST, bagel shop category traffic increased by 10%, 29%, 29% and 18%, annually, from 1995 through 1998. Management believes this growth has been driven by (i) greater consumer awareness and appreciation of gourmet coffee, specialty drinks and fresh baked bagels as a result of their increasing availability, (ii) increasing demand for all fresh premium food products where the differential in price from the commercial brands is small compared to the improvement in product quality and taste, (iii) a switch by consumers to low fat baked items such as bagels from high fat fried alternatives, and (iv) the popularity of coffee bars and bagel stores as gathering places.

Business Strategy

     The Company's objective is to be a leading coffee cafe chain and bagel bakery chain in each market in which it operates, and to support and extend its consumer brands and leverage its manufacturing infrastructure through alternate distribution channels. The key elements of this strategy include:

     Differentiated Retail Brands. The Company's strategy is to differentiate and reinforce its retail brands in a way that will engender customer loyalty and position the Company as a leading specialty retailer in each of its markets. The New World Coffee brand is differentiated from competitors by the Company's roasting style, which management believes delivers a more full flavored, less bitter coffee. In addition, as a coffee cafe (versus a coffee bar) the stores offer a broader and deeper selection of high quality food items throughout the day. The Company's Manhattan Bagel brand is positioned as a purveyor of authentic "New York style" boiled and baked bagels, and of breakfast and lunch sandwiches. The Company is expanding this positioning to include a selection of specialty coffees, and a menu of cool blended drinks.

     Quality Products. The Company's strategy is to provide the consumer with superior quality products, primarily coffee, bagels and cream cheeses which it believes is a primary factor in a consumer's decision to patronize its stores, and enables it to build a high quality brand identity. The Company's vertically integrated strategy enables it to supply its stores with high quality specialty coffees, frozen bagel dough and cream cheeses, and to control the quality of product sold in the stores. The Company's coffee and bagel products have won a number of quality and "Best of" awards, which assists the Company in developing its high quality brand identity.

     Growth Through Franchising. The Company's strategy is to grow through franchising to secure a leading position in its markets. The Company believes that it can grow more rapidly through franchising than through Company-owned operations due to lower financial and human resource constraints. The Company is committed to maintaining a strong franchise system by attracting qualified operators, expanding in a controlled manner and ensuring that franchisees adhere to the Company's high standards. The Company's franchising efforts are focused on attracting new franchisees, adding additional locations with existing franchisees, and developing co-branding opportunities with other complementary retailers. The Company devotes significant resources to provide franchisees with assistance in site selection, store design, training and store marketing.

     Efficient Production System. The Company's strategy is to leverage its manufacturing and distribution systems to deliver lower operating costs and improved product quality. The Company believes that its centralized production of bagel, cream cheese, and coffee products allows for more consistent, superior products, better quality control and more rapid development, production and deployment of new products into stores systemwide. In addition, the system significantly simplifies store level operations, and eliminates the need for franchisees to commit substantial capital and labor to raw material procurement or production.

     Inviting Stores. The Company's strategy is to deliver a store environment for each concept which is conducive to capturing important day parts. The Company's objective is a comfortable and inviting store with layouts designed to process a large volume of transactions during the time critical day parts. The Company is making an investment in upgrading the design of both its Manhattan Bagel and New World Coffee stores in 1999.

     Training and Development. The Company's strategy is to place strong emphasis on identifying and retaining qualified franchisees and employees, and invest substantial resources in training them in customer service, beverage and food preparation, and sales skills. The Company believes that the friendliness, speed and consistency of service and the product knowledge of the Company's franchisees and employees are critical factors in developing the Company's quality brand identity and to building a loyal customer base

     Wholesale Sales. The Company's strategy is to leverage its efficient manufacturing systems, quality products and brand names in developing a significant wholesale business. The Company believes that food distributors, chain grocery stores, food service outlets and similar customers offer the Company opportunity to maximize its production capacity and distribute product through many more outlets than its franchised and Company-owned stores.

Expansion

     A total of 18 franchised stores were opened during 1998. The Company plans to open approximately 20 franchised stores in 1999, primarily in existing markets. The Company has adopted a policy of not developing stores for its own operation and is in the process of franchising all stores currently operated by the Company.

     The ability of the Company's franchisees to open new stores is affected by a number of factors. These factors include, among other things, selection and availability of suitable store locations, negotiation of suitable lease or financing terms, constraints on permitting and construction of stores and the hiring, training and retention of management and other personnel. Accordingly, there can be no assurance that the Company's franchisees will be able to meet planned growth targets.

     The Company's expansion strategy is to cluster stores in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution and advertising efficiencies. The Company believes that market penetration through the opening of multiple stores within a particular market should result in increased average store sales in that market. In determining which new markets to develop, the Company considers many factors, including its existing store base, the size of the market, demographic and population trends, competition, availability and cost of real estate, and the ability to supply product efficiently.

Retail Stores

     New World Coffee. New World Coffee stores are designed to be conducive to capturing all three dayparts. In addition, the store atmosphere is designed to be a comfortable and inviting cafe setting through the use of natural materials, warm lighting, appropriate music and a comfortable seating area to promote the stores use as neighborhood gathering places. The Company's prototype store averages 1,400 - 1,800 square feet.

     New World Coffee stores offer, over the course of any given year, up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, from coffee producing countries around the world. Regular and decaffeinated "Coffees of the Day" are fresh brewed daily with strict brewing and freshness standards. The stores also offer a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, caffe mocha and espresso machiato. New World Coffee stores offer a selection of black, herbal and fruit teas, with one selection offered as the fresh brewed "Iced Tea of the Day," and also offer freshly squeezed orange and grapefruit juice. New World Coffee stores also offer a broad and deep variety of fresh, high quality food items. Breakfast offerings include bagels, croissants, muffins, danishes and scones, lunch offerings include Italian panini sandwiches and soups and dessert items include various cakes and cookies, dessert muffins, brownies and biscotti. Management is consistently working with its suppliers to develop a selection of quality food items which will complement beverage sales.

     Manhattan Bagel. Manhattan Bagel stores are designed to combine the authentic tastes of a bagel bakery with the comfortable setting of a neighborhood meeting place. Manhattan Bagel's prototypical store blends function, style and customer comfort with the Company's traditional red and blue color scheme and simple furnishings in a relaxed social atmosphere. Walls are covered with murals designed to relate to the Manhattan Bagel brand. Manhattan Bagel stores are typically in leased locations of approximately 1,500 square feet with ample parking and indoor seating for 30 - 40 customers. The Company is in the process of redesigning its prototype store to emphasize its lunch offerings, specialty coffee drinks and cool blends drinks menu.

     Manhattan Bagel stores offer, over the course of any given year, more than 23 varieties of fresh baked bagels, as well as bagel sticks and bialys. Manhattan's bagels are baked fresh throughout the day using a traditional boil and bake process to create a light, "crunchy on the outside, chewy on the inside" bagel. Manhattan Bagel stores also offer 18 flavors of cream cheese, and an extensive variety of breakfast and lunch sandwiches, coffee, soft drinks, salads, muffins and soups. In 1998, the Company introduced a program, "Bagel, Wrapp or Roll," under which it now offers all sandwiches, previously only available on bagels, on alternative carriers, such as french rolls or wrapps, in order to enhance its lunch business. The program has met with strong consumer acceptance and the Company expects to continue to emphasize its lunch business going forward. In 1999, the Company expects to undertake major product initiatives to introduce a selection of specialty coffee drinks and a menu of iced, cool and blended drinks to its stores.

Sourcing, Manufacturing & Distribution

     The Company believes that controlling the manufacture and distribution of coffee, bagels and cream cheeses is key to ensuring both product quality and enhancing profitability. To support this strategy, the Company has made significant investments in processing technology, formulations and manufacturing capacity.

     Bagel Production. The Company has significant know-how and technical expertise for manufacturing and freezing mass quantities of raw bagels to produce a high-quality product more commonly associated with smaller bakeries. The Company believes this system enables stores to provide customers with consistent, superior products. The Company currently operates bagel manufacturing facilities in Eatontown, NJ, and Los Angeles, CA.

     Cream Cheese Production. The Company blends and supplies a wide variety of cream cheeses, including low fat and no fat cream cheeses to substantially all of the Manhattan Bagel stores. The Company purchases plain cream cheese from independent suppliers and mixes in ingredients at its manufacturing facilities. The Company produces cream cheeses in various size containers.

     Coffee Sourcing. The Company purchases only the highest grades of Arabica coffee available from the best crops by Coffee Sourcing. The Company purchases only the highest grades of Arabica coffee available from the best crops by evaluating crop samples on an ongoing basis and making purchase commitments on the basis of quality, taste and availability. The Company makes forward commitments for the purchase of all of its coffee to help ensure adequate supply. The Company has long-standing relationships with coffee brokers, allowing it access to the world's best green coffees.

     Coffee Roasting. The Company's roasting process varies based upon the variety, origin and physical characteristics of the coffee and is designed to develop the optimal flavor and aromatics of each coffee. The Company has several roastmasters who are directly responsible for overseeing the roasting process.

     Distribution. The Company's products are typically delivered to the stores by truck either directly from the manufacturing facility or through third party distributors. The Company's coffee is delivered to each New World Coffee store at least twice a week, generally within 24 hours of roasting. This enables the Company to control the freshness of the coffee sold in its stores.

Marketing

     The Company's store level marketing programs target the trade area of each store, making extensive use of distinctive print material in direct mail and couponing. In markets in which franchisees have a significant presence, local marketing efforts are supplemented with radio advertising.

     In addition to local store marketing, Company-owned and franchised stores are generally required to contribute 2.5% of sales to the respective brand's marketing fund, which provides the stores with marketing support including in-store point of purchase, sales promotions, new product introductions and seasonal specials, along with possible print and other mass media advertising, in order to increase consumer interest and build sales.

     The Company also provides stores with catalogs for uniforms and promotional items and pre-approved, print marketing materials.

Franchise Program

     General. The Company considers franchising to be the key to its continued growth. As of December 27. 1998, there were 308 franchised stores operating in 18 states, the District of Columbia and internationally. Additionally,the Company had franchise agreements signed for approximately 12 additional franchised stores. There can be no assurance that all of these stores will be opened.

     Approval. Franchisees are approved on the basis of business background, operating experience and financial resources.

     Franchise Agreements. The Company's franchise agreements typically provide for a ten year term, a non-refundable franchise fee of $30,000 for the initial store and $25,000 for each additional store, a 5% royalty, a marketing fund contribution of 2.5%, a required local advertising and promotion expenditure of 1.5%, and a $5,000 minimum grand opening expenditure.

     The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Business-Government Regulation".

     The unit franchise agreements generally preclude the Company from operating or franchising stores within an exclusive territory, except that the Company reserves the right to engage in certain special distribution arrangements within the specified territory.

     Master Franchises. Prior to its acquisition, Manhattan Bagel Company, Inc. pursued a strategy of developing new territories through the sale of master franchises. A master franchisee is responsible for selling franchises, negotiating leases, supervising the design and building of new stores, training franchisees and supervising them after the locations are opened, and collecting the initial franchise fee and royalties, all in accordance with the Company's quality control guidelines. In return, the master franchisee retains two-thirds of the initial franchise fee and royalties payable by the individual franchisees in the master franchisees territory, and remits to the Company one third of such amounts. Master franchisees have minimum sales requirements to maintain their exclusive rights in their respective territories.

     In 1998, the Company terminated three master franchise agreements and recovered the following territories: Florida; Maryland, Virginia and the District of Columbia; Western New York, Erie, Pennsylvania, and northeastern, Ohio. The Company currently has two master franchise agreements in operation in North Carolina, South Carolina and Georgia; and in Northern California. Both master franchisees are in default of their exclusive rights to their territories.

     Franchise Store Development. The Company furnishes each franchisee with assistance in selecting sites and developing stores and the physical specifications for typical stores. Each franchisee is responsible for selecting the location for its stores, with the Company's assistance, based on accessibility and visibility of the site, targeted demographic factors, existing traffic patterns, availability of parking and proximity of compatible retailers and competition. The Company provides prototypical store design plans to the franchisees.

     Franchise Training and Support. Every franchisee is required to have a principal operator or manager approved by the Company who satisfactorily completes the Company's two-week training program and who devotes his or her full business time and efforts to the operation of the franchisee's stores. In addition to this program, the Company provides on-site training for up to seven days during the opening of franchisee's stores and ongoing support thereafter. The Company's franchise consultants, reporting to the Vice President - Franchise Operations, maintain open communication with the franchise community, relaying operating and marketing information and new ideas between the Company and its franchisees.

     Franchise Operations. All franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

     Franchise Advisory Council. The Company has a Franchise Advisory Council for each of New World Coffee and Manhattan Bagel that consists of franchisee representatives. The Advisory Councils hold quarterly meetings to discuss new product development, new marketing ideas, operations, growth and other relevant issues.

     Reporting. The Company collects weekly and monthly sales and other operating information from its franchisees. The Company's agreements generally permit the Company to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions and purchases of products from the Company.

Trademarks and Service Marks

     The Company's rights in its trademarks and service marks are a significant part of its business. The Company is the owner of the federal registration of the trademarks "Manhattan Bagel(R)", "New World Coffee(R)" (trademark and servicemark), "New World Coffee & Bagels(R)", "Summertime Blend(R)", and "Serious Coffee(R)". The Company also has applied for the registration of the federal servicemark "Willoughby's Coffee & Tea(R)" (With Design). Some of the Company's marks are also registered in several foreign countries. The Company is aware of a number of companies which use various combinations of the words "Manhattan" or "Bagel" in their names, some of which may have senior rights to the Company for such use, but none of which, either individually or in the aggregate, are considered to materially impair the use by the Company of its mark. The Company is aware of the use of the name "New World Coffee" by another person in California. It is the Company's policy to vigorously oppose any infringement of its trademarks.

Competition

     The coffee and bagel industries are intensely competitive and there are many well established competitors with substantially greater financial and other resources than the Company. Although competition in the specialty coffee market is currently fragmented, the Company competes and, in the future will increasingly compete with Starbucks, the market's leading retailer. Although competition in the bagel market is fragmented, the Company competes and, in the future will increasingly compete with Dunkin Donuts, Einstein/Noah Bagel Corp., and Bruegger's Bagels. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing, and operating resources than the Company could enter the market at any time and compete directly against the Company. In addition, in virtually every major metropolitan area in which the Company operates or expects to enter, local or regional competitors already exist.

     The Company's coffee beverages compete directly with all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. The Company's bagel products compete directly against all restaurant and bakery outlets that serve bagels, including the bakery section of supermarkets, and a growing number of bagel bakeries. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience and, to a lesser extent, on price. The Company also expects that competition for suitable sites for new stores will be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels. The Company also competes with many franchisors of restaurants and other business concepts with respect to the sale of franchises.

Government Regulation

     The Company and its franchisees are subject to various federal, state and local laws affecting the operation of their respective businesses. Each New World Coffee store and Manhattan Bagel store is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the store is located. Difficulties in obtaining or failures to obtain required licenses or approvals could delay or prevent the opening of a new store in a particular area. The Company's manufacturing, commissary and distribution facilities are licensed and subject to regulation by state and local health and fire codes, and the operation of its trucks is subject to Department of Transportation regulations. The Company is also subject to federal and state environmental regulations.

     The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time (some of which are now pending) which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

Employees

     At December 27, 1998, the Company had 532 employees, of whom 258 were store personnel, 197 were plant and support services personnel, and 77 were corporate personnel. Most store personnel work part time and are paid on an hourly basis. The Company has never experienced a work stoppage and its employees are not represented by a labor organization. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     As of December 27, 1998 the Company and its franchisees and licensees operated 335 stores, consisting of 47 New World Coffee and 288 Manhattan Bagel stores as follows.

STORE LOCATIONS
-------------------------------------------------------------------------------
STATE                     Company            Franchised            Total
--------------            -------            ----------            -----
Alabama                      0                   1                    1
California                   2                  27                   29
Connecticut                  6                   7                   13
Delaware                     0                   5                    5
Florida                      0                  23                   23
Georgia                      0                  14                   14
Germany                      0                   1                    1
Israel                       0                   1                    1
Maryland/DC                  0                   5                    5
Massachusetts                0                   2                    2
Michigan                     0                   8                    8
Nevada                       0                   3                    3
New Jersey                   0                  65                   65
New York                    18                  45                   63
North Carolina               0                  15                   15
Ohio                         0                   6                    6
Pennsylvania                 1                  54                   55
South Carolina               0                   3                    3
Texas                        0                   5                    5
Virginia                     0                  18                   18
TOTAL
--------------           --------             --------            ------
                            27                 308                  335

     Information   with  respect  to  the  Company's   headquarters,   training,
manufacturing and distribution facilities is presented below.



------------------              -------------------------------------                         -----------------
Location                        Facility                                                      Size
------------------              -------------------------------------                         -----------------

Eatontown, NJ (a)               Corporate Headquarters                                        101,000 sqft
                                Bagel University/Coffee University
                                Bagel/Cream Cheese Manufacturing
                                Distribution

Los Angeles, CA (b)             Regional Offices                                              8,500 sqft
                                Bagel/Cream Cheese Manufacturing
                                Distribution

Los Angeles, CA (c)             Regional Offices                                              24,000 sqft
                                Bagel/Cream Cheese Manufacturing
                                Distribution

Greenville, SC (d)              Bagel/Cream Cheese Manufacturing                              12,500 sqft

Branford, CT (e)                Office/Training Facilities                                    3,800 sqft
                                Coffee Roasting Plant                                         1,600 sqft

------------------              -------------------------------------                         -----------------

     (a) This facility is leased. Lease term ends January 31, 2005 and is subject to two 5 year extension options.

     (b) This facility is leased through June 30, 1999. The Company is planning to close this facility upon the completion of its new Los Angeles, CA facility.

     (c) This facility is under construction and is expected to be operational May 1999. This facility is leased, with an initial lease term through June 1, 2007 and two 5 year options.

     (d) This facility is located on a 1.45 acre parcel of land owned by the Company. This facility is currently closed.

     (e) This facility is leased through October 31, 2000.

     The Company believes that its current facilities are adequate for its present and contemplated operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions in the ordinary course of its business. The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF A SECURITY HOLDERS

     On March 24, 1999, a special meeting of the stockholders of the Company was held at the offices of the company pursuant to a Notice of Meeting and Proxy Statement dated February 18, 1999. At the special meeting, the stockholders approved a change of the name of the Company to New World Coffee-Manhattan Bagel, Inc. and an increase in the authorized common stock from 20,000,000 shares, par value $.001 per share to 50,000,000 shares of common stock, par value $.001 per share.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market ("Nasdaq") under the symbol "NWCI". The following table sets forth the range of high and low closing sale prices (based on transaction data as reported by NASDAQ) for the Common Stock for each fiscal quarter during the periods indicated.



               Fiscal 1997                                                           High         Low

First Quarter (From December 30, 1996 to March 30, 1997)                             $2.88        $1.75
Second Quarter (From March 31, 1997 to June 29, 1997)                                $2.13        $1.19
Third Quarter (From June 30, 1997 to September 28, 1997)                             $2.13        $0.94
Fourth Quarter (From September 29, 1997 to December 28, 1997)                        $2.62        $1.50

               Fiscal 1998                                                           High          Low

First Quarter (From December 29, 1997 to March 29, 1998)                             $2.00        $1.28
Second Quarter (From March 30, 1998 to June 28, 1998)                                $1.91        $1.50
Third Quarter (From June 29, 1998 to September 27, 1998)                             $1.75        $0.81
Fourth Quarter (From September 28, 1998 to December 27, 1998)                        $1.50        $0.75

               Fiscal 1999                                                           High          Low

First Quarter (From December 28, 1998 to March 28, 1999)                             $1.38        $0.75


     On April 7, 1999, the closing price for the Company's Common Stock as reported by NASDAQ was $1.00 a share.

     As of April 7, 1999, there were approximately 329 holders of record of the Common Stock. This number does not include individual stockholders who own
Common Stock registered in the names of a nominee under nominee security listings.

     The Company has not declared or paid any cash dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is the one of the largest franchisors of coffee bars and bagel bakeries in the United States. It operates and franchises coffee bars, bagel bakeries and integrated coffee bar/bagel bakeries in 18 states in the
Northeastern, Southeastern and Southwestern United States, the District of Columbia, and internationally. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. At December 27, 1998, the Company's retail system consisted of approximately 335 stores, including 27 Company-owned and 308 franchised and licensed stores. The Company acquired the stock of Manhattan Bagel Company, Inc. - Debtor in Possession on November 24, 1998, resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores.

     The Company is vertically integrated with bagel dough and cream cheese manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale, supermarket and non-traditional outlets.

     The Company is a Delaware corporation and was organized in November 1992.

     The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth.

Results of Operations

     Year Ended December 27, 1998 Compared To Year Ended December 28, 1997

     All  revenue  and  expense   figures  below  reflect  the  results  of  the
acquisition of Manhattan Bagel Company, Inc. on November 24, 1998.

     Revenues. Total revenues increased 8.9% to $17,282,524 for fiscal 1998 from $15,867,868 for fiscal 1997. Manufacturing revenues increased to $2,193,145 or 12.7% of revenues. There were no such comparable revenues in 1997. Royalties and franchise related revenues increased to $2,728,137 or 15.8% of total revenues from $820,515 or 5.2% of total revenues for the comparable 1997 period. Retail sales decreased 17.9% to $12,361,242 for fiscal 1998 from $15,047,353 for the comparable 1997 period, primarily due to the sale of Company-owed stores to franchisees. Comparable store sales for the 23 Company-owned and 3 franchised stores open for both periods increased by (6.7%) and 5.8% for fiscal 1998, respectively.

     Costs and Expenses. Retail costs as a percentage of retail sales for fiscal 1998 increased to 87.8% from 87.3% for fiscal 1997 primarily due to a 1.1% increase in miscellaneous store expenses, and a 0.5% increase in personnel costs, which were partially offset by a 1.0% decrease in cost of goods due to more efficient purchasing. Manufacturing costs of sales and related overhead expenses were 73.3% of manufacturing revenues in 1998.

     Depreciation and amortization expenses as a percentage of total revenues for fiscal 1998 decreased to 8.5% from 14.4% for fiscal 1997 primarily due to an increase in the Company's revenue base, the sale of Company-owned stores to franchisees and the Company's compliance with FASB 121

     General and administrative expenses as a percentage of total revenues for fiscal 1998 increased to 20.0% from 18.8% for fiscal 1997 primarily due to the acquisition of Manhattan Bagel and additional training costs incurred from the sale of Company-owned stores to franchisees.

     In 1998 the Company recorded the following charges: a $4,235,266 non-cash charge in compliance with FASB 121; a $1,874,212 restructuring charge relating to the closing of its New York office and costs associated with the elimination of duplicate corporate functions; and a $350,000 provision for store closings. In 1997, in compliance with FASB 121, the Company recorded a non-cash charge of $3,480,977. See Note 4 Impairment of "Long-Lived Assets" on page F-10 and Note 10 "Store Provisions for Store Closings and Reorganization Costs" on page F-12.

     Interest expense, net for fiscal 1998 increased to $925,467 or 5.4% of revenues from $424,533 or 2.7% of revenues for fiscal 1997. Approximately $624,000 of the 1998 expense is attributable to interest and financing costs relating to the Manhattan Bagel Company, Inc. acquisition.

     Net Loss. Net loss for fiscal 1998 increased to $7,491,610 or 43.3% as a percentage of revenues, from $6,736,157 or 42.5% of revenues for fiscal 1997. The primary components of this increase were an increase of 13.5% in one-time provisions and non-cash charges and an increase of 2.8% in interest expense, which were partially offset by improvements in income from operations of 14.0%. Net loss before one-time charges for fiscal 1998 was $1,032,132 or 6.0% of revenues compared to $2,955,180 or 18.6% of revenues for fiscal 1997.

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

     Costs and Expenses. Cost of sales and related occupancy costs as a percentage of store revenues for fiscal 1997 decreased to 54.4% from 57.1% for fiscal 1996. The primary components were a decrease of 0.3% in cost of goods due to better purchasing and waste control through implementation of the POS System, improved coffee pricing due to vertical integration, improved vendor pricing due to greater economies of scale, and a 2.4% decrease in related occupancy expense as a percentage of store revenues due to the Company's focus on seven day and residential/shopping area stores.

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

     Net Loss. Net loss of $6,736,157 decreased as a percentage of revenues to 42.5% from 50.0% or $5,670,951 for fiscal 1996. The primary components of this decrease were improvements in general and administrative, cost of goods sold, and occupancy expenses of 5.4%, 2.1%, and 3.4%, respectively. Net loss before one-time charges for fiscal 1997 was $2,955,180 or 18.6% of revenues. Net loss before one-time charges for fiscal 1996 was $2,820,951 or 24.9% of revenues.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. Accordingly, the benefit of deferred tax assets has been fully reserved as of December 27, 1998 and December 28, 1997. At December 27, 1998, the Company had net operating loss carryforwards of approximately $11,600,000 available to offset future taxable income. This does not include any benefit for net operating loss carryforwards resulting from the purchase of The Manhattan Bagel Company, Inc. which is still being evaluated by the Company. These amounts expire at various times through 2012. As a result of ownership changes resulting from recent sales of equity securities and recent acquisitions the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     On or about May 24, 1998, July 2, 1998 and November 20, 1998 the Company completed private placements of 1,454,120, 862,068 and 555,000 shares of Common Stock, respectively, realizing approximately $1,576,000, $1,000,000 and $500,000 in net proceeds after commissions and costs.

     On November 19, 1998 the Company completed a $5 million debt transaction with BET Associates, L.P. The funds were used for the acquisition of The Manhattan Bagel Company, Inc. The note has a 3-year maturity with a base interest rate of 12%. Additional fees may be incurred relative to the timing of the refinancing of this debt.

     On November 24, 1998 the Company completed a $5.5 million debt transaction with The Manhattan Bagel Creditors Trust pursuant to the acquisition of Manhattan Bagel Company, Inc. The note has a 3-year maturity with an interest rate of 9%.

     On December 23, 1998, the Company, through its wholly owned subsidiary Manhattan Bagel Company, Inc. completed a $2.8 million refinancing of its Economic Development Agency bonds. These bonds have a 10-year maturity with an interest rate of 9%.

     The above indebtedness, totaling $13.3 million is secured by first, second and third security interests on the assets of the Company and its subsidiaries. The Company may refinance some or all of this indebtedness and incur an increase in the amount of funded debt, in 1999, to better leverage its asset base and reduce borrowing costs. There can be no assurance that such refinancing will be accomplished, or as to the amount refinanced or the cost of such refinancing.

     The Company plans to satisfy any of its capital requirements in 1999 through cash flow from operations and the sale of Company-owned stores to franchisees which should generate additional cash.

     At December 27, 1998, the Company had working capital of $469,490 compared to a working capital deficit of $97,705 at December 28, 1997.

     The Company had net cash used in operating activities of $2,662,022 for fiscal 1998 and net cash used in operating activities of $1,392,487 for fiscal 1997. The primary use of cash in operating activities relates to additional costs the Company has agreed to absorb subsequent to the reorganization of the Mahattan Bagel Company, Inc. Additionally the Company has determined that approximately $4,100,000 of additional costs relating to the acquisition will not become due during the current year. Should some or all of these costs become due during the current year, this would have an adverse effect on operating cash.

     The Company had net cash used in investing activities of $2,253,082 for fiscal 1998 and $1,714,840 for fiscal 1997. The primary use of cash for investing activities was for the acquisition of Manhattan Bagel Company, Inc.

     The Company had net cash provided by financing activities of $9,035,718 for fiscal 1998 and $2,836,554 for fiscal 1997. The primary use of cash in operating activities relates to additional costs the Company has agreed to absorb subsequent to the reorganization of the Manhattan Bagel Company, Inc. Additionally, the Company has determined that approximately $4,100,000 of additional costs relating to the acquisition will not become due during the current year. Should some or all of the costs become due during the current year thes would have an adverse effect on operating cash.

Hardware and Software System, Year 2000 Compliance

     Headquarters computer systems are presently believed to be year 2000 compliant. As a consequence of the Manhattan Bagel Company, Inc. acquisition, the accounting systems of the combined entity are being upgraded with completion anticipated by August, 1999. Such upgraded software has been certified to be year 2000 compliant. Conversion of accounting data to the new accounting systems presents problems which are customary to any data conversion and the Company anticipates running its accounting systems in parallel until it is confident that the new systems are operating properly. The Company believes that the full conversion will take place by October 1999.

     The Company is also planning to implement a manufacturing management information system. This software has been certified by the vendors as year 2000 compliant. Manufacturing controls are presently being carried out on systems which are believed to be year 2000 compliant. With respect to manufacturing data from locations outside of the Company's headquarters in Eatontown, NJ, that data will continue to be transmitted to headquarters and will not add an additional level of year 2000 risk.

     The Company maintains communication with point-of-sale terminals in its New World Coffee stores (Company-owned and franchised). The computer systems and software utilized for this purpose are not year 2000 compliant. In order to become year 2000 compliant, it will be necessary to effect the purchase of new hardware and the installation of upgrades to the existing software. The software vendor has certified that its upgrade will render the software year 2000 compliant. The Company anticipates implementing the upgrades in its stores during the period ending December 31, 1999. It is possible that these upgrades will not be completed by such date. In that event, the automated feature of information retrieval may be adversely affected and the Company will have to revert to a manual version of reporting until the upgrades can be completed. The Company does not anticipate that this will have a material adverse effect on its operations.

     It is the Company's intention to eventually effect automated data transfer between Manhattan Bagel franchisees and the Company's headquarters. At the present time data collection from the franchisees is carried out on a manual basis and will continue until hardware and software systems can be installed.

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

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, key employees and executive officers of the Company and their ages as of the date of this 10-KSB are as follows:


Name                                        Age         Position with the Company
----------------------                    ------        -------------------------------------------------

R. Ramin Kamfar                             35          Chairman and Chief Executive Officer and Director
Sanford Nacht                               66          President and Chief Operating Officer
Jerold E. Novack                            43          Chief Financial Officer, Treasurer and Secretary
Jason Gennusa                               40          Vice President - Manufacturing
Andrew Gennusa                              33          Vice President - Construction
Michael Ryan                                43          Vice President - Franchise Services
Rocco Fiorentino                            43          Vice President - Business Development
Barry Levine                                49          Vice President - Coffee
Robert Williams                             49          Vice President - Coffee
Keith F. Barket/(1)/(2)                     37          Director
Karen Hogan/(1)                             37          Director
Edward McCabe/(2)                           60          Director
Leonard Tannenbaum                          27          Director


(1) Member of Audit Committee
(2) Member of Compensation Committee
-------------------------------------

     Mr. Kamfar has served as a Director since founding the Company and as Chairman and Chief Executive Office since December 1998. From May 1996 to
December 1998, he served as President and Chief Executive Officer of the Company. Between October 1993 and May 1996, Mr. Kamfar served in a number of functions, including Co-President and Co-Chief Executive Officer of the Company. Between 1988 and 1993, he worked in the Investment Banking Division of Lehman Brothers Inc., New York, NY, most recently as a Vice President in the firm's Private Placement Group. Prior to Lehman Brothers, Mr. Kamfar worked at First Growth (U.K.) Ltd. where he gained experience in real estate finance and development. Mr. Kamfar has a B.S. degree with distinction in Finance from the University of Maryland and an M.B.A. degree with distinction in Finance from The Wharton School at the University of Pennsylvania.

     Mr. Nacht has served as President and Chief Operating Officer of the Company since December 1998. From September 1997 to December 1998, Mr. Nacht, as President of Sterling Management Group, LLC, Princeton, NJ, served Manhattan Bagel Company, Inc. as a management and operations consultant. From 1995 to 1997, Mr. Nacht was employed by York Management Services, Inc., a private investment and turnaround management company located in Somerset, NJ, in various positions including President and Chief Executive Officer. From 1990 to 1994, Mr. Nacht was Chief Executive Officer for Gordon Construction, New York, New York. From 1974 to 1985, Mr. Nacht served as a regional Master Franchisor for ERA Real Estate, where he developed the New Jersey and Pennsylvania markets for ERA. Mr. Nacht has an undergraduate degree from the Wharton School at the University of Pennsylvania and an M.B.A. degree from Pace University.

     Mr. Novack joined the Company as Vice President-Finance in June 1994 and has served as Chief Financial Officer since January 1999. From 1991 to 1994, he served as Vice President/Controller of The Outdoor Furniture Store, Inc., Woodridge, NJ a specialty retail chain. From 1988 to 1991, he served as Controller for Richmond Ceramic Tile, Inc., New York, NY a retailer and distributor of ceramic tile. From 1985 to 1988, Mr. Novack served as Assistant Controller for Brooks Fashion Stores, Inc., New York, NY a specialty retail chain. Prior to 1985, Mr. Novack served as Import Division Controller for Mercantile Stores Company, Inc., New York, NY a department store chain. Mr. Novack has a B.S. degree in Accounting from Brooklyn College, City University of New York.

     Mr. Jason Gennusa has served as Vice President - Manufacturing since November 1998. Mr. Gennusa is a co-founder of Manhattan Bagel Company, Inc. and served as President of that company since 1987.

     Mr. Andrew Gennusa has served as Vice President - Construction since November 1998. Mr. Gennusa is a co-founder of Manhattan Bagel Company, Inc. and served as a Vice President of that company since 1987.

     Mr. Ryan has served as Vice President - Franchise Services of the Company since November 1998. From 1995 to November 1998, Mr. Ryan served initially as Director of Operations, and subsequently as Vice President - Franchise Services of Manhattan Bagel Company, Inc. From 1994 to 1995, he served as Director of Operations for T.J. Cinnamons, Secaucus, New Jersey. From 1973 to 1994, he served in various capacities at Dunkin Donuts, most recently as Development Manager.

     Mr. Fiorentino has served as Vice President - Development since November 1998. From May 1996 to November 1998, Mr. Fiorentino served as Director of Business Development of Manhattan Bagel Company, Inc. From 1985 to 1996, he served as President of Specialty Bakeries, Inc., Moorestown, NJ, a franchisor of Bagel Builders, a company which he co-founded and sold to Manhattan Bagel Company, Inc. in 1996.

     Mr. Levine joined the Company as Vice President-Coffee in October 1996. From 1985 to 1996, he served as co-founder and co-Chief Executive Officer of Willoughby's, Branford, CT where he jointly directed coffee sourcing and roasting, site selection, store design, operations, strategic planning and development. From 1980 to 1987 he co-founded and operated New York Bread Express, New York, NY a wholesale baked goods distributor. Prior to that time, Mr. Levine held various positions in the publishing industry.

     Mr. Williams joined the Company as Vice President-Coffee in October 1996. From 1985 to 1996, he served as co-founder and co-Chief Executive Officer of Willoughby's, Branford, CT where he jointly directed coffee sourcing and roasting, site selection, store design, operations, strategic planning and development. From 1980 to 1987 he co-founded and operated New York Bread Express, New York, NY a wholesale baked goods distributor. Prior to that time Mr. Williams held various positions in the publishing industry.

     Mr. Barket has served as a director of the Company since June 1995. Mr. Barket is the Managing Director - Real Estate for Angelo, Gordon & Co., New York, NY. From 1988 to 1997, Mr. Barket was a Managing Director of Amerimar Enterprises Inc., New York, NY, a real estate investment and development company during which time he was involved in a variety of office, retail, residential and hotel projects. From 1984 to 1986, he worked as a senior tax accountant with Arthur Andersen & Co., New York, NY. Mr. Barket has B.A. degree from Georgetown University and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

     Mr. McCabe has served as Director of the Company since February 1997. Mr. McCabe is Chief Executive Officer of Powerhouse Partnership, Inc., New York, NY, an advertising and communications company. From 1991 to 1998, Mr. McCabe was Chief Executive Officer of McCabe & Company, New York, NY, an advertising and communications company. From 1967 to 1986 he served in various capacities, most recently as President and Worldwide Creative Director at Scali, McCabe, Sloves, Inc. New York, NY, an advertising agency he co-founded.

     Ms. Hogan has served as a director of the Company since December 1997. From 1992 to 1997, Ms. Hogan served as Senior Vice President, Preferred Stock Product Management at Lehman Brothers, Inc., New York, NY. From 1985 to 1992, Ms. Hogan served as Vice President, New Product Development Group at Lehman Brothers, Inc. Ms Hogan has a B.S. degree from the State University of New York at Albany and an M.B.A. degree in Finance and Economics from Princeton University.

     Mr. Tannenbaum, C.F.A., 27, has served as a director of the Company since March 1999. Mr. Tannenbaum is currently a managing partner at NYFM Capital, LLC which he founded in 1999. From April 1997 to 1999, he was a principal with LAR Management, Inc., which manages a $50,000,000 hedge fund. From June 1996 to April 1997, he was an associate with Pilgrim Baxter, a mutual fund manager. From 1994 to 1996, he was an Assistant Vice President and analyst in the Small Company Group at Merrill Lynch. Mr. Tannenbaum is also a director of Westower, Inc. and General Devices, Inc., each a publicly traded company. Mr. Tannenbaum is the designee of BET Associates, L.P. Mr. Tannenbaum is a graduate of The Wharton School of The University of Pennsylvania, where he received a BS in Strategic Management and an MBA in Finance.

     All directors currently serve for one-year terms and until their successors have been elected and qualified. Officers are elected annually and serve at the discretion of the board. There are no family relationships between any of the directors or executive officers of the Company except that Jason Gennusa and Andrew Gennusa are brothers.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

     The following table provides certain information concerning the compensation earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company during 1998, and any executive officers of the Company who received compensation in excess of $100,000 during 1997 and 1998 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                          Long Term
                                                                                                        Compensation
                                                           Annual Compensation                             Awards
                                                                                        Securities
                                                                                        Underlying        All Other
                                                                     Other Annual        Options/     Compensation ($)
   Name and Principal Position        Salary ($)     Bonus ($)     Compensation ($)      SARs (#)

R. Ramin Kamfar.................       $137,500         $68,750       $24,000(1)                 -            -
   Chairman and Chief Executive
   Officer

Sanford Nacht...................       $236,666(2)     $200,000             -              250,000            -
   President and Chief Operating
   Officer

Jerold E. Novack................       $118,462        $100,000       $12,000(1)                 -            -
   Chief Financial Officer

Barry Levine....................       $107,885               -        $6,000(1)            40,000            -
   Vice President - Coffee

Robert Williams.................       $107,885               -        $6,000(1)            40,000            -
   Vice President - Coffee
-----------------

     (1) Represents car and commuting allowances for the respective individuals.

     (2) Includes $220,000 paid by Manhattan Bagel Company, Inc. prior to its acquisition by the Company on November 24, 1998.

Stock Option Grants

     Set forth below is information on grants of stock options for the Named Executive Officers for the period December 28, 1997 to December 27, 1998.

                              OPTION GRANTS IN 1998

                                Individual Grants


                                                                                                 Potential Realizable
                                  Number of      Percentage of                                         Value At Assumed
                                 Securities      Total Options     Exercise                          Annual Rates of
                                 Underlying        Granted to        Price                             Stock Price
                                   Option         Employees in      ($ per       Expiration            Appreciation
                                   Granted        Fiscal Year       share)          Date           for Option Term (1)
                                                                                                   5%           10%

Sanford Nacht...........          250,000         30.1%             $1.00         11/24/08      $157,224      $398,435
Barry Levine............           40,000          4.8%             $1.00         10/20/08       $25,156       $63,750
Robert Williams.........           40,000          4.8%             $1.00         10/20/08       $25,156       $63,750

----------------------

     (1) The potential realizable value is calculated based on the term of the option at the time of grant (ten years). Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of grant.

Fiscal Year-End Option Values

     The following table sets forth certain information with respect to the stock options held at December 27, 1998 by the Company's Named Executive Officers.

                               1998 OPTION VALUES

                                            Number of
                                      Securities Underlying                         Value of Unexercised
                                       Unexercised Options                          In-the-Money Options
                                           At Year End                               at Year End ($) (1)
          Name                  Exercisable          Unexercisable           Exercisable           Unexercisable

R. Ramin Kamfar.......            193,735               174,999               $12,027                 -
Jerold E. Novack......            173,324                20,000                    -                  -
Sanford Nacht.........                 -                250,000                    -               $31,250
Barry Levine..........            120,000                    -                 $5,000                 -
Robert Williams.......            120,000                    -                 $5,000                 -

-------------------------

     (1)......Calculated  based on an assumed  share  price of $1.125 per share, less the exercise price payable for such shares.

Employment Contracts

     As of February 1999, the Company approved a new employment agreement with Mr. Kamfar, the Company's Chairman and Chief Executive Officer. The agreement expires on December 31, 2000 but is automatically renewed for additional one-year periods commencing each January 1 unless either party gives written notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the end of each term on any such renewal. The agreement provides for a compensation package of $175,000 per year, and an annual performance bonus of up to 50% of the base salary for calendar year 1999 and any subsequent calendar year. Each bonus is based on the attainment of certain corporate and individual goals. Pursuant to the agreement, Mr. Kamfar has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

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

     As of February 1999, the Company approved a new employment agreement with Mr. Novack, the Company's Chief Financial Officer. The agreement expires on June 30, 2000. The agreement provides for a compensation package of $130,000 per year, increasing to $150,000 per year on July 1, 1999, and an annual performance bonus of 25% to 50% of the base salary based on the attainment of certain corporate, departmental and individual goals. Pursuant to the agreement, Mr. Novack has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that the Company terminates Mr. Novack's employment other than for cause, he will be paid severance compensation equal to his base salary (at the rate payable at the time of such termination) for a period of nine months. In the event Mr. Novack terminates his employment voluntarily, he will be paid severance compensation equal to his base salary (at the rate payable at the time of such termination) for a period of six months. For a period of one year following Mr. Novack's voluntary termination or termination for cause, Mr. Novack cannot perform services for, have an equity interest (except for an interest of 5% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business that engages in the marketing or sale of specialty coffee or bagels as its principal business.

     As of November 24, 1998, the Company entered into an employment agreement with Mr. Nacht, the Company's President. The agreement expires on December 1, 2000, but is automatically renewed for additional one-year periods unless either party gives notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the commencement of any such renewal. The agreement provides for a compensation package of $160,000 per year, an annual service bonus equal to twenty-five (25%) percent of the base salary payable during each fiscal year, and an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year. In lieu of any of the foregoing bonus provisions for the year ending December 31, 1998, Mr. Nacht is entitled to a guaranteed bonus of (i) $100,000 payable within ten days after the effective date of the plan of reorganization of Manhattan Bagel Company, Inc. and (ii) $100,000 payable during calendar year 1999, at the same time as 1998 bonuses are paid to other executive employees of the Company but in no event later than March 31, 1999. Pursuant to the agreement, Mr. Nacht has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that the Company terminates Mr. Nacht's employment other than for cause, he will be paid severance compensation equal to his annual base salary (at the rate payable at the time of such termination) for a period of nine months. In the event the Company elects not to automatically extend Mr. Nacht's employment for one year at the end of each term of his employment, Mr. Nacht will be paid severance compensation equal to his annual base salary (at the rate payable at the time of such termination) for a period of six months. For a period of two years following Mr. Nacht's termination for any reason other than an unremedied material default by the Company, Mr. Nacht cannot, directly or indirectly, within 50 miles of any location operated by the Company or a franchisee, conduct or have an interest in, or consult for or have any relationship with any business 25% or more of the sales of which are represented by sales of coffee and bagels.

     As of November 24, 1998, the Company entered into an employment agreement with Mr. J. Gennusa, the Company's Vice President - Manufacturing. The agreement expires on November 23, 2000, but is automatically renewed for additional one-year periods unless either party gives notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the commencement of any such renewal. The agreement provides for a compensation package of $132,500 per year, an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the annual operating budget of the Company for such fiscal year has been achieved, and an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the operating budget for which Mr. J. Gennusa is responsible is achieved. In addition, Mr. J. Gennusa has been granted options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.656, which options expire ten years from the date of grant. Pursuant to the agreement, Mr. J. Gennusa has agreed to maintain the confidentiality of any confidential or proprietary information of the Company. In the event that Mr. J. Gennusa's employment agreement is terminated for any reason other than the expiration of its term, the Company shall not be obligated to pay any compensation or expenses or provide other benefits other than those accrued to the date of termination.

     As of November 24, 1998, the Company entered into an employment agreement with Mr. A. Gennusa, the Company's Vice President - Construction. The agreement expires on November 23, 2000, but is automatically renewed for additional one-year periods unless either party gives notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the commencement of any such renewal. The agreement provides for a compensation package of $132,500 per year, an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the annual operating budget of the Company for such fiscal year has been achieved, and an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the operating budget for which Mr. A. Gennusa is responsible is achieved. In addition, Mr. A. Gennusa has been granted options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.656, which options expire ten years from the date of grant. Pursuant to the agreement, Mr. A. Gennusa has agreed to maintain the confidentiality of any confidential or proprietary information of the Company. In the event that Mr. A. Gennusa's employment agreement is terminated for any reason other than the expiration of its term, the Company shall not be obligated to pay any compensation or expenses or provide other benefits other than those accrued to the date of termination.

Directors' Compensation

     Each non-employee director of the Company is paid $1,000 for each of the quarterly Board meetings of each calendar year, $500 for each additional Board meeting held in the same calendar year and $250 for each committee meeting. Such payments are made in Common Stock of the Company. Employee directors are not compensated for service provided as directors. Additionally, each non-employee director receives stock options to purchase 10,000 shares of Common Stock on the date on which such person first becomes a director, and on October 1 of each year if, on such date, he or she shall have served on the Company's Board of Directors for at least six months. The exercise price of such options shall be equal to the market value of the shares of Common Stock on the date of grant. All directors are reimbursed for out-of-pocket expenses incurred by them in connection with attendance of Board meetings and committee meetings.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 7, 1999 (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Named Executive Officers, (iii) by each of the Company's directors and nominees, and
(iv) by all directors and executive officers as a group. The Company believes that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.



                                                                                       Shares
                                                                                    Beneficially
Name and Address of Beneficial Owner                                                   Owned                Percentage

Fidelity Management & Research...........................................             1,459,600                7.5%
   82 Devonshire Street
   Boston, MA  02109

R. Ramin Kamfar..........................................................            724,762(1)                3.6%
   Chairman and Chief Executive Officer
   And Director

Sanford Nacht                                                                             - (2)                   *
     President and Chief Operating Officer

Jerold E. Novack ........................................................            517,407(3)                2.5%
   Vice President - Finance

Barry Levine ............................................................            184,656(4)                   *
   Vice President - Coffee

Robert Williams .........................................................            184,656(4)                   *
   Vice President - Coffee

Keith F. Barket .........................................................             60,212(5)                   *
   Director

Edward McCabe ...........................................................             32,185(6)                   *
   Director

Karen Hogan .............................................................             46,037(7)                   *
   Director

Leonard Tannenbaum ......................................................                 7,500                   *
   Director

All directors and executive officers
   As a group (11 persons)...............................................             2,817,415               13.2%

____________________
*Less than one percent (1%).

     (1) Includes 193,735 shares which may be acquired upon the exercise of options which will be exercisable within 60 days. Does not include 141,666 shares underlying stock options which are not exercisable within 60 days.

     (2) Does not include 250,000 shares underlying stock options which are not exercisable within 60 days.

     (3) Includes 298,324 shares which may be acquired upon the exercise of options which will be exercisable within 60 days. Does not include 145,000 shares underlying stock options which are not exercisable within 60 days.

     (4) Includes 120,000 shares which may be acquired upon the exercise of presently exercisable options.

     (5) Includes 40,000 shares which may be acquired upon the exercise of presently exercisable options.

     (6) Includes 30,000 shares which may be acquired upon the exercise of presently exercisable options.

     (7) Includes 20,000 shares which may be acquired upon the exercise of presently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 29, 1997, the Company sold two stores to 723 Food Corp., a corporation owned by Jerold E. Novack and Richard Windisch. Mr. Novack is Chief Financial Officer of the Company. Mr. Windisch served as the Company's Vice President - Operations from January 1998 to February 1999, and, from September 1994 to July 1996. The stores included an existing operation and another store which was partially constructed. The purchase price was $575,000, which was part in cash and notes. This transaction was approved by the Board of Directors of the Company. The Company believes that the terms of this transaction are as favorable to the Company as those which could have been obtained from unaffiliated third parties.

     In fiscal year ended December 28, 1997, Capico International, a corporation for which Ronald Hari, a former director of the Company, serves as President and Chief Executive Officer, was paid a consulting fee of $70,000 by the Company with respect to assistance in developing international and multi-unit franchising.

     On or about March 25, 1998, the officers of the Company, R. Ramin Kamfar and Jerold E. Novack, signed an agreement to purchase four stores from the Company. Mr. Kamfar is Chief Executive Officer of the Company and Mr. Novack is Chief Financial Officer. The purchase price was $1,250,000. This transaction was approved by the Board of Directors of the Company. The Company believes that the terms of this transaction are as favorable to the Company a those which could have been obtained from unaffiliated third parties.

     Leonard Tannenbaum, a new director of the Company, is a limited partner and ten (10%) owner in BET Associates, L.P. ("BET"). On November 24, 1998, the Company completed a $5 million dollar debt transaction with BET, which funds were used for the acquisition of Manhattan Bagel. See "Management's Discussion and Analysis - Liquidity and Capital Resources." Mr. Tannenbaum serves on the Company's Board of Directors as the designee of BET pursuant to the terms of the foregoing transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1 Articles of incorporation (1)

     3.2 By-laws (2)

     4.1 Specimen Common Stock Certificate of Registrant (2)

     4.2  Form  of  Representatives'   Warrant  Agreement,   including  Form  of
Representatives Warrant (2)

     4.3 Certificate of Designation of Series B Preferred Stock (5)

     4.4 Registration Rights Agreement by and among the Registrant and Barry H. Levine and Robert B. Williams (4)

     4.5 Promissory Note by and between the Registrant and Robert B. Williams(4)

     4.6 Promissory Note by and between the Registrant and Barry H. Levine (4)

     10.1 1994 Stock Plan (2)

     10.2 Employment Agreement by and between the Registrant and Barry H. Levine
(4)

     10.3 Employment Agreement by and between the Registrant and Robert B. Williams (4)

     10.4 1999 Employment Agreement with R. Ramin Kamfar (to be filed)

     10.5 1999 Employment Agreement with Jerold Novack (to be filed)

     10.6 Stock Purchase Agreement by and among Barry H. Levine, Robert B. Williams and Willoughby's Incorporated and the Registrant (4)

     10.7 Agreement with Willoughby's Incorporated (2)

     10.8 Investor Rights Agreement (2)

     10.9 Directors' Option Plan (2)

     10.10 Form of Franchise Agreement (6)

     10.11 Form of Store Franchise Sale Agreement (6)

     10.12 Manhattan Bagel Company, Inc. - Debtor in Possession Amended Acquisition Agreement and Exhibits (7)

     10.13 Manhattan Bagel Company, Inc. - Debtor in Possession First Amended Joint Plan of Reorganization (7)

     10.14 Manhattan Bagel Company, Inc. - Debtor in Possession Confirmation Order (7)

     10.15 1999 Employment Agreement with Sanford Nacht (to be filed)

     11.1 Statement re computation of per share earnings (included in the Financial Statements forming a part of this 10-KSB)

     21.1 List of Subsidiaries

     27.1 Financial Data Schedule

------------

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

     (3) Incorporated by reference from Registrant's Current Report on Form 8-K dated July 12, 1996.

     (4) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 12, 1996.

     (5) Incorporated by reference from Registrant's Report on Form 10-KSB, for the Fiscal Year Ended December 29, 1996.

     (6) Incorporated by reference from Registrant's Report on Form 10-KSB, for the Fiscal Year Ended December 28, 1997.

     (7) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 24, 1998.



(b) Reports on Form 8-K

     During the fourth quarter of 1998, the Company filed a Report on Form 8-K with respect to the acquisition of Manhattan Bagel Company, Inc., Debtor In Possession.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         New World Coffee-Manhattan Bagel, Inc.

                                         By: /s/Ramin Kamfar
                                             -------------------------------
                                             Ramin Kamfar
                                             Chief Executive Officer

Dated: April 12, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


            Signature                                   Title                             Date

/s/Ramin R. Kamfar                 Chairman of the Board of Directors; Chief
----------------------             Executive Officer                               April 12, 1999
Ramin R. Kamfar

/s/Jerold E. Novack                Chief Financial Officer                         April 12, 1999
----------------------
Jerold E. Novack

/s/Ed McCabe                       Director                                        April 12, 1999
----------------------
Ed  McCabe

/s/Keith Barket                    Director                                        April 12, 1999
----------------------
Keith Barket

/s/Leonard Tannenbaum              Director                                        April 12, 1999
----------------------
Leonard Tannenbaum

/s/Karen Hogan                     Director                                         April 12, 1999
----------------------
Karen Hogan

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                  F-1

FINANCIAL STATEMENTS:

    Consolidated Balance Sheet as of December 27, 1998                                                    F-2

    Consolidated Statements of Operations for the Years Ended December 27, 1998 and December 28,
       1997                                                                                               F-3

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 27,
       1998 and December 28, 1997                                                                         F-4

    Consolidated Statements of Cash Flows for the Years Ended December 27, 1998 and December 28,
       1997                                                                                               F-5 - F-6

    Notes to Consolidated Financial Statements                                                            F-7 - F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To New World Coffee - Manhattan Bagel, Inc.:

     We have audited the accompanying consolidated balance sheet of New World Coffee - Manhattan Bagel, Inc. (a Delaware corporation) and subsidiaries as of December 27, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 27, 1998 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New World Coffee - Manhattan Bagel, Inc. and subsidiaries as of December 27, 1998 and the results of their operations and their cash flows for the years ended December 27, 1998 and December 28, 1997, in conformity with generally accepted accounting principles.






Arthur Andersen LLP
New York, New York
April 12, 1999

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 27, 1998




                                     Assets


                                        `

Current Assets:
    Cash and cash equivalents                                                                                $5,269,627
    Franchise and other receivables, net                                                                        964,609
    Current maturities of notes receivable                                                                    2,103,079
    Inventories                                                                                               1,355,730
    Prepaid expenses and other current assets                                                                   206,073
    Assets held for resale                                                                                    1,633,053
                                                                                                              ---------
                 Total current assets                                                                        11,532,171

Property, plant and equipment, net                                                                            6,889,876
Notes and other receivables, net                                                                              1,391,929
Trademarks, net                                                                                               9,966,667
Goodwill, net                                                                                                 7,097,670
Deposits and other assets                                                                                     1,215,124
                                                                                                              ---------
                 Total Assets                                                                               $38,093,437
                                                                                                             ==========

                                         Liabilities And Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                                         $1,750,647
    Accrued expenses                                                                                          7,279,646
    Current portion of long-term debt                                                                         1,633,624
    Current portion of obligations under capital leases                                                         398,764
                                                                                                              ---------
                 Total current liabilities                                                                   11,062,681

Long-term debt                                                                                               13,530,749
Obligations under capital leases                                                                                115,591
Deferred rent                                                                                                   261,638
Other liabilities                                                                                             4,179,636
Commitments and contingencies (Note 13)
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized; 0 shares issued and                                -
       outstanding
    Series A convertible preferred stock, $.001 par value; 400 shares authorized, 0 shares
       issued and outstanding                                                                                         -
    Series B convertible preferred stock, $.001 par value; 225 shares authorized, 58.5 shares issued and outstanding
    Common stock, $.001 par value; 20,000,000 shares authorized; 19,442,644 shares issued
       and outstanding                                                                                           19,443
    Additional paid-in capital                                                                               33,694,196
    Accumulated deficit                                                                                     (24,770,496)
                                                                                                             ----------
                 Total stockholders' equity                                                                   8,943,143
                                                                                                             ----------
                 Total liabilities and stockholders' equity                                                 $38,093,437
                                                                                                             ==========

     The accompanying notes are an integral part of this consolidated balance sheet.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                                                                            1998             1997

Revenues:
    Retail sales                                                                           $12,361,242      $15,047,353
    Manufacturing revenues                                                                   2,193,145                -
    Franchise-related revenues                                                               2,728,137          820,515
                                                                                             ---------        ---------
                                                                                            17,282,524       15,867,868



Retail costs                                                                                10,857,259       13,138,623
Manufacturing costs                                                                          1,606,635                -
General and administrative expenses                                                          3,461,839        2,978,532
Depreciation and amortization                                                                1,463,456        2,281,360
                                                                                             ---------       ----------
Loss before provision for store closing, reorganization and noncash charges                  (106,665)      (2,530,647)

Provision for store closings and reorganization costs                                        2,224,212          300,000
Noncash charge in connection with the realization of assets                                  4,235,266        3,480,977
                                                                                             ---------       ----------
         Operating loss                                                                     (6,566,143)      (6,311,624)
Interest expense, net                                                                          925,467          424,533
                                                                                             ---------       ----------
         Net loss                                                                          ($7,491,610)     ($6,736,157)

Basic and diluted net loss per common share                                                    $(0.55)          $(0.80)
Weighted average number of common shares outstanding:
       Basic and diluted                                                                    13,715,692        8,442,198


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997


                                               Series A           Series B                    Additional                 Total
                                           Preferred Stock   Preferred Stock  Common  Stock    Paid-in    Accumulated  Stockholders'
                                           Shares   Amount   Shares   Amount  Shares  Amount   Capital     Deficit        Equity
                                           ---------------   ---------------  --------------  ----------  -----------  -------------

BALANCE, December 29, 1996                  320    $ -        -     $  -    5,070,597 $5,071  $20,820,136 $(10,542,729) $10,282,478

Shares issued in connection
  with the exercise of stock options
  and bridge financing warrants              -      -         -        -       88,875     89        9,735         -            9,824
Issuance of Series B convertible
  preferred stock and common stock
  issued in connection with the
  conversion of Series A convertible
  preferred stock                          (175)    -        137.50    -      194,440    194         (194)        -              -
Issuance of common stock, net of
  offering expenses                          -      -         -        -    4,620,670  4,621    4,345,424         -        4,350,045
Common stock issued in connection with
  the conversion of Series B convertible
  preferred stock                            -      -        (27.75)   -      213,425    213         (213)        -              -
Common stock issued in connection with
  the conversion of Series A
  convertible preferred stock              (145)    -         -        -    1,411,654  1,412       (1,412)        -              -
Common stock issued in connection with
  the acquisition (Note 10)                  -      -         -        -       34,482     34          (34)       -              -
Net loss                                                                         -         -            -   (6,736,157)  (6,736,157)
                                           -----   -----     -----    -----  --------- -----       -------  -----------   ----------
BALANCE, December 28, 1997                   -      -        109.75    -   11,634,143 11,634   25,173,442  (17,278,886)   7,906,190

Issuance of common stock, net of
 offering expenses                           -      -         -        -    4,353,477  4,354    4,374,209         -       4,378,563
Common stock issued in connection
 with the conversion of Series B
 convertible preferred stock                 -      -       (51.25)    -      481,111    481         (481)        -              -
Common stock issued in connection with
 the acquisition (Note 10)                   -      -         -        -    2,973,913  2,974    4,147,026         -       4,150,000
Net loss                                                                         -         -         -      (7,491,610)  (7,491,610)
                                           -----   -----    -----    ----- ---------- -------  ----------  -----------   ----------
BALANCE, December 27, 1998                   -    $ -        58.5    $ -   19,442,644 $19,443 $33,694,196 $(24,770,496)  $8,943,143
                                           =====   =====    =====    ===== ========== =======  ==========  ===========   =========


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                                                                              1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                ($7,491,610)     ($6,736,157)
    Adjustments to reconcile net loss to net cash used in operating activities
       Changes due to restructuring and store closing activities:
          Non-cash charge in connection with the realization of assets                         4,235,266       3,480,977
          Provision for store closing costs and restructuring charges                          2,224,212         300,000
       Write-off of fixed assets                                                                   -             778,139
       Depreciation and amortization                                                           1,463,456       2,281,360
       Employee compensation expense paid in common stock                                              -          98,158
       Imputed interest on notes payable                                                               -         121,039
       Gain on sales of fixed assets                                                         (1,623,442)       (444,018)
       Provision for uncollectable notes receivable                                              198,331               -
       Changes in operating assets and liabilities-
          Receivables                                                                             54,708        198,661
          Inventories                                                                             22,111       (181,884)
          Prepaid expenses                                                                      (54,366)          82,619
          Deposits and other assets                                                              564,041       (593,935)
          Accounts payable                                                                       163,956          55,478
          Accrued expenses                                                                    (2,235,537)       (890,738)
          Deferred rent                                                                         (183,148)       (169,500)
          Other Liabilities                                                                          --          227,314
                                                                                               ---------       ---------
                    Net cash used in operating activities                                     (2,662,022)     (1,392,487)
                                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                        (835,771)     (2,140,200)
    Proceeds from sales of fixed assets                                                        3,485,676         466,648
    Net cash paid for acquisitions                                                            (4,902,987)        (41,288)
                                                                                              ----------      ----------
                 Net cash used in investing activities                                        (2,253,082)     (1,714,840)
                                                                                              ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to notes receivable                                                            (1,902,409)               -
    Receipt of payments on notes receivable                                                      546,199               -
    Shares issued in connection with the exercise of stock options and
       bridge financing warrants                                                                       -           9,735
    Issuance of common stock, net of offering expenses                                         4,203,570       3,247,265
    Proceeds from notes payable                                                                7,860,612               -
    Proceeds from capital leases                                                                  43,915               -
    Repayments of capital leases                                                                (386,963)       (171,696)
    Repayments of notes payable                                                               (1,329,207)       (248,750)
                                                                                               ---------        --------
                    Net cash provided by financing activities                                  9,035,718       2,836,554
                                                                                               ---------       ---------
                    Net increase (decrease) in cash                                            4,120,614       (270,773)

CASH, beginning of year                                                                        1,149,013       1,419,786
                                                                                               ---------       ---------
CASH, end of year                                                                             $5,269,627      $1,149,013
                                                                                               =========       =========


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                                                           1998                  1997
                                                                           ----                  ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest,
    net of amount capitalized                                              $1,036,176          $362,815

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Equipment disposed under capital leases                                    --               161,341
    Equipment acquired under capital leases                                    33,169           227,310
    Notes received from sale of fixed assets                                1,781,000           846,374
    Conversion of Series A, B, and C
     Convertible Preferred Stock to Common Stock                            4,230,054               --
    Conversion of Series A Convertible
     Redeemable Preferred Stock to Common Stock                                --             1,450,000
    Conversion of Series B Convertible
     Preferred Stock to Common Stock                                          512,500         1,750,000
    Issuance of Series B Convertible
     Preferred Stock and Common Stock issued
     in connection with the conversion of
     Series A Convertible Preferred Stock                                       --              275,000
    Issuance of notes related to acquisitions                              10,500,000               --
    Issuance of Common Stock related to acquisition                         4,150,000               --
    Issance of Common Stock as payment of promissory note                   1,392,500           231,250
    Issuance of Common Stock to vendors as payment
     for property, equipment and services rendered                            485,000           768,750

DETAILS OF ACQUISITION
    Assets acquired                                                        13,062,037               --
    Liabilities assumed                                                    (8,322,528)              --
    Notes issued                                                           (5,500,000)              --
    Estimated accruals at time of acquisition                              (3,600,000)              --
    Value of equity issued                                                 (4,825,000)              --
    Intangible assets acquired                                             17,114,336               --
                                                                           ----------
        Cash paid for acquisition                                           7,928,845               --
                                                                           ----------
        Cash acquired                                                       3,025,858               --
                                                                           ----------
        Net Cash Paid for Acquisition                                       5,430,815               --




The accompanying notes are an integral part of these consolidated statements.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 27, 1998 AND DECEMBER 28, 1997

1. Nature of Business, Organization and Significant Accounting Policies

Nature of Business and Organization

     New World Coffee - Manhattan Bagel, Inc. operates and franchises coffee bars, bagel bakeries and integrated coffee bar/bagel bakeries in 18 states in the Northeastern, Southeastern and Southwestern United States, the District of Columbia, and internationally. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. At December 27, 1998, the Company's retail system consisted of approximately 335 stores, including 27 Company-owned and 308 franchised and licensed stores. The Company acquired the stock of Manhattan Bagel Company, Inc. - Debtor in Possession ("MBC") on November 24, 1998, resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores.

     The Company is vertically integrated with bagel dough and cream cheese manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale, supermarket and non-traditional outlets.

     The Company is a Delaware corporation and was organized in November 1992.

Principles of Consolidation

     The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

     The Company's annual accounting period ends on the last Sunday in December. The fiscal year-end dates for 1998 and 1997 are December 27, 1998 and December 28, 1997, resulting in years containing 52 weeks.

Cash and Cash Equivalents

     The Company considers securities with maturities of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $624,000 at December 27, 1998 which were comprised of money market accounts which costs approximate market value.

Inventories

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are generally charged to expense as incurred. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight line method. Depreciation is provided using the straight-line method over the following estimate useful lives:

        Leasehold improvements                              5 to 15 years
        Store equipment                                     3 to 7 years
        Furniture and fixtures                              5 to 7 years
        Office equipment                                    5 years

Trademarks

     Trademarks resulting from the acquisition of MBC are being amortized on a straight-line basis over a period of 25 years.

Goodwill

     Goodwill resulting from the acquisition of MBC is being amortized on a straight-line basis over a period of 25 years.

Long-Lived Assets

     The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. See Note 4 for detail of impairments identified by the Company in performing this evaluation.

Franchise Fee Revenue Recognition

     Pursuant to the franchise agreements, franchisees are generally required to pay an initial franchise fee and a monthly royalty payment equal to 5% of the franchisee's gross sales. Initial franchise fees are recognized as revenue when the Company performs substantially all of its initial services as required by the franchise agreement. Royalty fees from franchisees are accrued as earned.

     Royalty income, initial franchise fees and gains on sales of Company-owned stores to franchisees are included in franchise revenues.

Advertising Costs

     The Company expenses advertising costs as incurred.

Deferred Rent

     Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

Fair Value of Financial Instruments

     Franchise notes receivable (Note 6) are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of notes payable outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings. The carrying amounts of franchise and other receivables and notes payable approximate their fair value.

Reporting Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity.

     Effective December 28, 1997, the Company, as required, adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings/(loss) per common share amounts ("basic EPS") are computed by dividing net earnings/(loss) by the weighted average number of common shares outstanding and exclude any potential dilution. Net earnings/(loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution of the Company's securities. Basic and diluted EPS are the same for the years ended December 27, 1998 and December 28, 1997, respectively, since all securities are considered antidilutive.

Segment Disclosure

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131, applicable to public companies, established new standards for reporting information about operating segments in annual financial statements. The disclosure prescribed by SFAS 131 is effective beginning with the year ended December 31, 1998. The Company does not believe that it operates in more than one segment. Net Earnings/(Loss) Per Common Share

Income Taxes

     The Company provides for federal and state income taxes using the liability method in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Stock-Based Compensation

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under pre-existing accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. In 1997, the Company elected to adopt the disclosure requirements of SFAS No. 123 and show pro forma results of net loss and earnings per share data.

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

2.   Acquisition Of Manahattan Bagel Company, Inc.

     On November 24, 1998, the Company acquired Manhattan Bagel Company, Inc. ("MBC") under a plan of reorganization. The purchase price totaled approximately $21,853,000, consisting of $7,300,000 of cash paid to MBC creditors; $5,500,000 in notes payable to MBC creditors; $4,150,000 of equity issued in the form of shares of the Company's common stock and the accrual of certain post acquisition expenses of $4,903,000, including indemnifications of up to $1,500,000, guarantees of certain liabilities of up to $1,500,000 and certain post closing reorganization costs of up to $1,903,000.

     The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition and the difference between the cost of acquiring the assets and the underlying fair market value of the net assets acquired, including identified intangibles, was treated as goodwill, which is being amortized over 25 years. The allocation of purchase price was done based on the information available to management at that time. Should additional information come to the attention of management, such amounts may be revised accordingly. In connection with the acquisition, two former principals of MBC signed employment agreements and one former principal signed a consulting agreement with the Company which terminate November 23, 2000.

     The consolidated statements of operations of the Company include the results of MBC and its wholly owned subsidiary, I&Joy, Inc., since the date of acquisition.

     Following is the unaudited pro forma presentation as if the purchase of the had occurred on December 30, 1996 (Unaudited):

                                    Year Ended              Year Ended
                                December 27, 1998        December 28, 1997
     Revenue                        $46,003,000            $55,438,000
     Operating loss                ($10,645,000)          ($31,637,000)
     Net loss                      ($13,575,000)          ($32,598,000)
     Net loss per share               ($0.99)                ($2.79)

     The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented, nor does it purport to be indicative of future periods of the combined operations.

3.   Other Acquisitions

     On October 25, 1996, the Company purchased five Willoughby's locations (plus one under construction) and its roasting facility by acquiring the common stock of Willoughby's for total consideration of $3,100,000 (net of acquired debt of $700,000 paid at closing). This amount consisted of $600,000 cash paid at the closing with an additional $600,000 due on July 1, 1997, $200,000 worth of restricted shares of the Company's common stock, and two promissory notes totaling $1,700,000 (Note 8). The purchase price was allocated to the assets acquired and liabilities assumed based on their fair market value at the date of acquisition and the difference between the cost of acquiring the assets and the underlying fair market value of the net assets acquired was treated as goodwill, which is being amortized over 20 years. In connection with the acquisition, the former shareholders of Willoughby's signed employment agreements with the Company, which were initially scheduled to terminate in January 1999 but have since been extended through January 2000.

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

4.   Impairment Of Long Lived Assets

     During 1997, the Company recorded a noncash charge to earnings of approximately $3.5 million based on their evaluation of long lived assets in accordance with SFAS 121 and in line with the Company's strategy to expand the franchising program through the opening of additional new locations as well as franchising Company-owned stores. This charge includes approximately $2.6 million in writedowns of the book value of the fixed assets of certain stores and $121,000 writedown of net goodwill related to an acquisition. The carrying values of the stores were written down to estimated future discounted cash flows. An additional $750,000 of expense was recorded to reflect, among other things, prepaid rent and other store costs estimated by management to be incurred in connection with underperforming locations.

     In the fourth quarter of 1998 the Company recorded a noncash charge to earnings of approximately $4.2 million based on its evaluation of the realizability of certain long-lived assets. This charge includes approximately $3.0 million in writedowns of the book value of certain stores and $1.2 million in writedowns of goodwill related to the Willoughby's and Coopers acquisitions. For assets to be held and used, realizability was evaluated based on the estimated undiscounted future cash flows attributable to such assets as compared to the book values of such assets. When an impairment existed, such assets were written down to their estimated discounted cash flows. For assets to be disposed of, realizability was evaluated based on the fair value of the assets to be disposed of, which was determined based upon estimated selling prices of the locations.

5.  Property and Equipment

     Property and equipment consist of the following as of December 27, 1998:

        Leasehold improvements                                      $6,399,676
        Store/factory equipment                                      2,742,201
        Furniture and fixtures                                       1,188,401
        Office equipment                                             1,924,800
                                                                    ----------
                                                                    12,255,078
        Less-
            Accumulated depreciation and amortization               (1,349,936)
            Allowance for impairment of fixed assets                (4,015,266)
                                                                    ----------
                                                                    $6,889,876
                                                                    ==========

     Depreciation expense totaled approximately $1,212,300 and $2,067,000 for the years ended December 27,1998 and December 28, 1997, respectively.

6.  Notes Receivable

     During 1998, the Company issued promissory notes to franchisees to facilitate their construction of stores and provide other initial operating cash flows, including franchise fees. The notes are payable with interest thereon at rates ranging from 6-10% per annum and are generally to be paid in full simultaneously upon the closing of a subsequent financing by the franchisee. The notes have terms expiring from November 1999 to November 2004. Substantially all of the assets of the franchisee's store are pledged as collateral for the notes.

     Included in notes receivable is approximately $1,190,000 due from officers of the Company related to the purchase of Company-owned stores.

7.  Other Assets

     Other assets consist of the following as of December 27, 1998:

          Security deposits                             $562,515
          Other                                          652,609
                                                       ---------
                                                      $1,215,124
                                                       =========

8.  Long-term Debt


     Long-term debt consists of the following at December 27, 1998:


          Notes payable to the Manhattan Bagel unsecured creditors' trust (a)       $ 5,500,000
          Note payable to financing company (b)                                       5,000,000
          Note payable to New Jersey Economic Development Authority (c)               2,800,000
          Promissory notes payable in connection with Willoughby's and
          Cooper's acquisitions (d)                                                   1,485,000
          Mortgage payable (e)                                                          277,468
          Other                                                                         101,905
                                                                                     ----------
                                                                                     15,164,373

          Less- Current portion                                                       1,633,624
                                                                                     ----------
                                                                                    $13,530,749
                                                                                     ==========

     (a) In connection with the acquisition of MBC, the Company entered into a note payable of $5,500,000 with the Manhattan Bagel Unsecured Creditor Trust at an interest rate of 9% per annum. Principal is payable quarterly in equal installments commencing February 2000. Interest is payable quarterly in arrears commencing February 1999. The note has a 3-year maturity.

     (b) In connection with the acquisition of MBC, the Company entered into a note payable of $5,000,000 with a financing company, at an interest rate of 12% per annum, to provide a portion of the funds necessary to complete the acquisition. The note has a 3-year maturity. Principal is payable in equal quarterly installments of $250,000 commencing February 2000. Interest is payable quarterly commencing February 1999. Additionally, for as long as the debt is outstanding, the Company is obligated to issue to the finance company 250,000 shares of common stock each quarter. The first issuance of such common stock took place in December of 1998.

     (c) In December 1998, the Company entered into a note payable of $2,800,000 with the New Jersey Economic Development Authority at an interest rate of 9% per annum. The note has a 10-year maturity. Principal is paid annually commencing November 1999 and interest is paid quarterly beginning March, 1999.

     (d) In connection with the acquisition of Willoughby's in October 1996 (Note 3), a total of $1,100,000 remained due by the Company, bearing interest at 8.5%, of which $400,000 is payable on April 5, 1999, and $700,000 is payable on October 5, 1999. The notes were discounted using a 10% interest rate.

     In June 1997, a promissory note of $770,000 was issued by the Company in connection with the Coopers acquisition (Note 3). The note is payable over four years in equal installments and bears interest at 6%. The note was discounted using an interest rate of 10%.

     (e) The Company is obligated under a mortgage payable on its plant in South Carolina. The mortgage bears interest at prime plus 1.25% and matures in March 2010. The mortgage is secured by the associated real estate.

     Scheduled maturities of the notes payable as of December 27, 1998 are as follows:


                 1999                                    $1,633,624
                 2000                                     4,283,624
                 2001                                     4,091,125
                 2002                                     3,307,000
                 2003 and thereafter                      1,849,000
                                                          ---------
                                                       $ 15,164,373
                                                          =========

     Interest expense on long-term debt totaled approximately $224,000 and $315,000 for the years ended December 27, 1998 and December 27, 1997, respectively.

9.  Accrued Expenses

     Accrued expenses consist of the following at December 27, 1998:

        Estimated future liabilities resulting from MBC
            acquisition                                              $4,321,451
        Accrued payroll and related (including bonuses and
            severance payments)                                         779,000
        Accrued professional fees                                       375,000
        Accrued store closing costs                                     350,000
        Other                                                        $1,454,195
                                                                      ---------
                                                                     $7,279,646
                                                                      =========

10.   Provision For Store Closings and Reorganization Costs

     During 1997, the Company provided a $300,000 provision relating to store closings originally provided for in 1996. All stores provided for were closed as of December 28, 1997, and no additional reserve was provided by the Company. As of December 27, 1998, the Company has recorded a provision, and a corresponding accrual, of $350,000 relating to five stores that the company expects to close during 1999. Additionally, during 1998 the Company closed what had been the corporate offices of New World prior to the acquisition of MBC, at which time all operations and corporate offices were centralized. In connection with this move, the Company has recorded a charge of $1,874,212 to the statement of operations during the year ended December 27, 1998, primarily comprised of the abandonment of assets at the previous location with a remaining book value of approximately $1,000,000 and the accrual for certain bonuses, severance and relocation costs relating to the move.

11.   Stockholders' Equity

Stock Subscription Note Receivable

     In October 1994, an officer of the Company purchased 29,213 shares of Redeemable Convertible Series A stock for cash and a promissory note totaling $80,000. Such shares were converted to 17,035 shares of common stock by the officer. The promissory note, which bears interest at 4.5% per annum, originally matured March 15, 1998, but was extended to March 15, 2000. The shares of common stock issued have been pledged as collateral.

Series A and Series B Convertible Preferred Stock

     In 1996, the Company completed the sale of 375 shares of Series A Convertible Preferred Stock, generating approximately $3,320,000 in net proceeds after commissions and costs of approximately $430,000. During 1996, certain individuals exercised their rights and converted 55 shares of Series A Convertible Preferred Stock into 221,022 shares of Common Stock.

     In 1997, the Company repurchased 175 shares of the Series A Convertible Preferred Stock from certain holders and in exchange issued 137.5 shares of Series B Convertible Preferred Stock, $.001 par value, and issued 194,440 shares of unregistered shares of common stock, par value $.001 per share. The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The stock is convertible into shares of common stock in accordance with the Certificate of Designation of Series B Convertible Preferred Stock. Additionally, the remaining 145 shares of the Series A Convertible Preferred Stock were converted into 1,411,654 shares of Common Stock, and 27.75 shares of the Series B Convertible Preferred Stock were converted into 213,425 shares of Common Stock.

     In 1998, 51.25 shares of the Series B Convertible Preferred Stock were converted into 481,111 shares of Common Stock.

Common Stock

     Subsequent to year end, the Company approved for increase in common shares authorized for issuance to 50,000,000 shares.

     On February 27, 1997 and August 29, 1997, the Company completed private placements of 1,142,857 and 1,142,851 unregistered shares of common stock, respectively, realizing approximately $1,153,000 and $845,000.

     On May 23, 1997, the Company completed a secondary public offering and a subsequent filing to register and issue additional shares of common stock. 1,898,806 and 521,864 shares of common stock were issued, respectively, at a purchase price of $1.25 per share, realizing approximately $2,347,000 in net proceeds after expenses of approximately $679,000. 308,000 and 307,000 shares of common stock, respectively, were issued to vendors as payment for the fair value of property, equipment and other services received by the Company. In addition, 58,526 and 205,000 of shares of common stock were issued as payment for notes payable and employee bonuses.

     On or about May 24, 1998, July 2,1998 and November 20, 1998 the Company completed private placements of, 1,454,120, 862,068 and 555,000 shares of Common Stock, respectively, realizing approximately $1,576,000, $1,000,000 and $500,000 in net proceeds after commissions and costs. Additionally, 1,000,000 warrants to purchase the Company's common stock at an exercise price of $1.00 per share were issued to an entity for certain services provided in connection with the acquisition. The value of such warrants is approximately $675,000 has been included as a component of the total purchase price of the acquisition.

     In connection with the acquisition of MBC (Note 2), the Company issued 2,973,913 shares of common stock to creditors and employees of MBC.

     During 1998, 1,137,068 and 49,333 shares of common stock were issued as payment for notes payable and employee bonuses respectively.

Warrants

     As of December 27, 1998, the Company has 1,907,927 warrants outstanding. These warrants have exercise prices ranging from $.01 - $9.08 per share and have terms ranging from 5 to 10 years. Such warrants were issued in connection with financings and certain other services.

Stock Options

     The Company's 1994 Stock Plan (the "1994 Plan") provides for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1994 Plan will berminate automatically in August, 2004. The Board of Directors has the authority to amend, suspend or terminate the 1994 Plan, subject to any required stockholder approval under applicable law, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the 1994 Plan.

     Options generally become exercisable in ratable installments over a four-year period. A total of 750,000 shares of common stock are currently reserved for issuance pursuant to the 1994 Plan and all have been issued.

     In 1998 the Company granted 80,000 board-approved options to three employees outside of the 1994 Plan and the Directors' Option Plan.

     The Company's 1995 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders in August 1995. Unless terminated sooner, the Director's Option Plan will terminate automatically in August 2005. The Board of Directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 200,000 shares of common stock have been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company. These options vest immediately upon grant. A total of 184,000 and 144,000 options were granted under the Directors' Option Plan as of December 27, 1998 and December 28, 1997, respectively. A total of 16,000 shares were available for grant under the Directors' Option Plan as of December 27, 1998.


     A summary of the status of the Company' two stock option plans at December 27, 1998 and December 29, 1997, and changes during the years then ended is presented in the table and narrative below:


                                                                     1998                          1997
                                                                     ----                          ----
                                                                               Weighted                     Weighted
                                                                                Average                     Average
                                                                               Exercise                     Exercise
                                                            Options             Price       Options         Price
                                                            -------            --------     -------        ---------

Outstanding, beginning of year                               1,094,614          $2.48        564,876          $3.09

    Grant                                                       40,000           1.00        619,738           1.78

    Exercised                                                        -                             -              -

    Forfeited                                                (343,457)           1.93       (90,000)           2.46

Outstanding, end of year                                       791,157           2.54      1,094,614           2.48

Exercisable, end of year                                       525,508           1.93        476,960

Weighted average, fair value of options granted                                  $.63                          $.99


     The following table summarizes information about stock options outstanding at December 27, 1998.


                     Number Outstanding   Weighted Average                             Number
                       at December 27,       Remaining       Weighted Average     Exercisable at     Weighted Average
  Exercise Prices           1998          Contractual Life     Exercise Price    December 27, 1998     Exercise Price
  ---------------     -----------------  -----------------    ----------------   -----------------    ---------------

  $.77-$ .99               83,784               7.74               $ .96              83,734                $.96
 $1.00-$2.00              506,373               7.32               $ .88             300,440               $1.59
 $2.13-$5.50              201,000               7.69               $2.60             141,334               $2.72
                         --------                                                    -------               -----
                          791,157                                                    525,508
                         ========                                                    =======

SFAS No. 123

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      1998              1997
                                                      ----              ----
         Net loss:
            As reported                          ($7,491,610)      ($6,736,157)
            Pro forma                            ($8,010,540)       (7,118,522)

         Basic net loss per common share:
            As reported                                 (.55)             (.80)
            Pro forma                                   (.58)             (.84)

         Diluted net loss per common share:
            As reported                                 (.55)             (.80)
            Pro forma                                   (.58)             (.84)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates of 6.2% and 6.1%; expected dividend yields of 0%; expected lives of 5 years; expected stock price volatility of 57% and 51%.

12.  Income Taxes

     A summary of the significant components of deferred assets as of December 27, 1998 is as follows:

        Operating loss carryforwards                               ($4,640,000)
        Non cash charges not yet realized for tax reporting
            purposes                                                (3,576,000)
        Accrued liabilities                                         (1,033,000)
        Other                                                         (109,000)
            Net deferred tax assets                                 (9,358,000)

        Valuation allowance                                        ($9,358,000)
                                                                   -----------
                                                                           -
                                                                   ===========

     The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty as to their future realization. The change in the valuation allowance during 1998 was an increase of approximately $2,422,000.

     At December 27, 1998, the Company had net operating loss carryforwards of approximately $11.6 million available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards expire on various dates through 2018. The Company's ability to utilize its net operating loss carryforwards may be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended. No value has been attributed to the net operating loss carryforwards acquired by the Company in the acquisition of MBC management's evaluation of such value has not been completed. To the extent the Company is able to utilize such acquired net operating loss carryforwards, the tax benefits will first be offset against the goodwill recorded in the acquisition.

13.  Commitments and Contingencies

Operating Leases

     The Company lease's office and retail space under various noncancelable operating leases. Property leases normally require payment of a minimum annual rental plus a pro rate share of certain landlord operating expenses.

     As of December 27, 1998, approximate future minimum rental payments under noncancelable operating leases for the next five years and the period thereafter are as follows:

                 Year ending:

                    1999                                         $3,995,170
                    2000                                          4,028,320
                    2001                                          3,988,878
                    2002                                          3,882,671
                    2003                                          3,795,264
                    Thereafter                                   13,125,692
                                                                 ----------
                                                                $32,815,995
                                                                 ==========

     Rent expense under operating leases was approximately $2,617,000 and $2,865,000 for the years ended December 27, 1998 and December 28, 1997, respectively.

Capital Leases

     The Company has capital leases for computer equipment used in its stores and offices. As of December 27, 1998, payments under such capital leases are as follows:

                 Year ending:

                    1999                                             $188,610
                    2000                                               67,589
                    2001                                               15,989
                                                                     --------
                                                                      272,188
                    Less- Amount representing interest                158,022
                                                                     --------
                                                                     $114,166
                                                                     ========

Employment Agreements

     The Company has entered into employment agreements with six officers of the Company expiring between July 1999 and December 2000. Minimum base salaries and bonuses for the term of these employment agreement total approximately $1,584,000, of which the Company is committed to pay $1,330,294 after December 27, 1998.

Contingencies

     From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact in the Company's financial condition, liquidity or results of operations.

Related Party Transactions

     During 1998, two officers of the Company signed and agreed to purchased four stores from the Company for a total purchase price of $1,250,000, which generated a gain to the Company of approximately $545,000. One of these stores was sold to an unrelated party during 1998.

14.  Assets Held For Resale

     In 1998, the Company determined that it would seek to sell the assets relating to stores it had previously acquired in accordance with Company's strategy to sell its Company-owned stores to franchisees. The Company evaluated the reliability of the carrying amount of such assets based on the estimated fair value of such assets which was determined based on the stores estimated selling prices. Based on this evaluation, the Company wrote off approximately $1,439,000 of goodwill and fixed assets relating to six locations. This write-off is part of the impairment of long-lived assets further discussed in
Note 4. The remaining value of such assets is being classified as held for sale in the accompanying consolidated balance sheet, based on the Company's plan and intent to dispose of such stores by the end of 1999.

15. Other Liabilities

     Other liabilities represent certain costs, which the Company has accrued and which are not expected to come due within the next fiscal year. The liabilities consist of $2,700,000 of certain indemnifications and guarantees and approximately $1,400,000 of other expenses relating to the acquisition (such as trustee and other fees) not expected to come due within the next year.