Form 10KSB/A
period 1998-12-27
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 1999-05-10
CIK 949373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-27148
                           --------------------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year. $17,282,524

     The aggregate market value of the voting stock held by non-affiliates per the closing stock price as of April 7, 1999 is $18,054,348.

     As of April 7, 1999, 20,185,831 shares of commons stock of the issuer were outstanding.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
           FOR THE YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997



                                                                                       1998                  1997
                                                                                       ----                  ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period of interest, net of amount capitalized                 $1,036,176              $362,815

NONCASH INVESTING AND FINANCING ACTIVITIES:
         Equipment disposed under capital leases                                          ---               161,341
         Equipment acquired under capital leases                                       33,169               227,310
         Notes received from sale of fixed assets                                   1,781,000               846,374
         Conversion of Series A, B, and C
           Convertible Preferred Stock to Common Stock                              4,230,054                   ---
         Conversion of Series A Convertible
           Redeemable Preferred Stock to Common Stock                                     ---             1,450,000
         Conversion of Series B Convertible
           Preferred Stock to Common Stock                                            512,500             1,750,000
         Issuance of Series B Convertible
           Preferred Stock and Common Stock issued
           in connection with the conversion of
           Series A Convertible Preferred Stock                                           ---               275,000
         Issuance of notes related to acquisitions                                 10,500,000                   ---
         Issuance of Common Stock related to acquisition                            4,150,000                   ---
         Issuance of Common Stock as payment of promissory note                     1,392,500               231,250
         Issuance of Common Stock to vendors as payment
           for property, equipment and services rendered                              485,000               768,750

DETAILS OF ACQUISITION
         Assets acquired                                                           13,062,037                   ---
         Liabilities assumed                                                      (8,322,528)                   ---
         Notes issued                                                             (5,500,000)                   ---
         Estimated accruals at time of acquisition                                (3,600,000)                   ---
         Value of equity issued                                                   (4,825,000)                   ---
         Intangible assets acquired                                                17,114,336                   ---
                                                                               --------------
                  Cash paid for acquisition                                         7,928,845                   ---

                  Cash acquired                                                     3,025,858                   ---
                                                                               --------------
                  Net Cash Paid for Acquisition                                    $4,902,987                   ---


The accompanying notes are an integral part of these consolidated statements.

     A summary of the status of the Company's two stock option plans at December 27, 1998 and December 29, 1997, and changes during the years then ended is presented in the table and narrative below:


                                                                1998                               1997
                                                               ------                              -----

                                                                       Weighted                          Weighted
                                                                        Average                           Average
                                                                       Exercise                          Exercise
                                                       Options           Price            Options          Price
                                                    ----------     -------------       ----------      ------------

Outstanding, beginning of year                         888,176          $2.48             564,876          $3.09

         Grant                                          40,000           1.00             413,300           1.78

         Exercised                                         ---                                ---

         Forfeited                                   (197,019)           1.93            (90,000)           2.46

Outstanding, end of year                               731,157           2.54             888,176           2.48

Exercisable, end of year                               503,558           1.93             476,960

Weighted average, fair value of options granted                          $.63                               $.99



     The following table summarizes information about stock options outstanding at December 27, 1998.

                       Number Outstanding    Weighted Average                               Number
                         at December 27,         Remaining       Weighted Average       Exercisable at     Weighted Average
    Exercise Price            1998           Contractual Life     Exercise Price       December 27, 1998    Exercise Price
 -----------------   --------------------------------------------------------------- --------------------------------------


       $ .77-$ .99             43,784              5.76               $  .85                43,734              $  .85
       $1.00-$2.00            514,423              8.27                $1.53               338,280               $1.52
       $2.01-$5.50            173,000              7.68                $2.84               121,354               $2.76
                            ---------                                                    ---------             -------
                              731,157                                                      503,558
                               ======                                                       ======

                                   Signatures


     In accordance with Section 13 or 15(d)of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    New World Coffee - Manhattan Bagel, Inc.

                            By:     /s/ Ramin Kamfar
                                    --------------------------------
                                    Ramin Kamfar
                                    Chief Executive Officer

Dated May  , 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  Signature                                   Title                              Date


/s/Ramin R. Kamfar                          Chairman of the Board of Directors, Chief
--------------------------                  Executive Officer                                    May ____, 1999
Ramin R. Kamfar

/s/Jerold E. Novack                         Chief Financial Officer                              May ____, 1999
--------------------------
Jerold E. Novack

/s/Ed McCabe                                Director                                             May ____, 1999
--------------------------
Ed McCabe

/s/Keith Barket                             Director                                             May ____, 1999
--------------------------
Keith Barket

/s/Leonard Tannenbaum                       Director                                             May ____, 1999
-----------------------------
Leonard Tannenbaum

/s/Karen Hogan                              Director                                             May ____, 1999
----------------------------
Karen Hogan
