Form 10QSB
period 1999-03-28
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 1999-05-17
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27148

                    New World Coffee - Manhattan Bagel, Inc.
           (Name of small business issuer as specified in its charter)

          Delaware                                     13-3690261
(State or other jurisdiction                         (I.R.S. Employer
 of Incorporation or organization)                    Identification No.)

                             246 Industrial Way West
                               Eatontown, NJ 07724
          (Address of principal executive offices, including zip code)

                                 (732) 544-0155
                           (Issuer's telephone number)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X  No ___

     Transitional small business disclosure format (check one):

                                  Yes ____ No X

     Number of shares of common stock,  $.001 par value per share,  outstanding:
          As of May 14, 1999:           20,235,047

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                 MARCH 28, 1999

                                                                                                       Page


PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements


     Condensed Consolidated Balance Sheets as of March 28, 1999 and
         December 27, 1998.......................................................................         -3-

     Condensed Consolidated Statements of Operations for the first quarter
         ended March 28, 1999 and March 29, 1998.................................................         -4-

     Condensed Consolidated Statements of Cash Flows for the first quarter
         ended March 28, 1999 and March 29, 1998.................................................         -5-

     Notes to Consolidated Financial Statements..................................................         -6-

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the First Quarter Ended
             March 28, 1999                                                                               -7-

PART II:  OTHER INFORMATION......................................................................        -10-

SIGNATURES.......................................................................................        -11-



                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                     March 28,                December 27,
                                                                                       1999                      1998
                                                                                    ----------
ASSETS                                                                             (Unaudited)


Current assets:
    Cash and cash equivalents...................................                    $4,494,785              $5,269,627
    Franchise and other receivables, net........................                     1,662,340                 964,609
    Current maturities of notes receivables.....................                     1,917,296               2,103,079
    Inventories.................................................                     1,480,019               1,355,730
    Prepaid expenses and other current assets...................                       154,409                 206,073
    Assets held for resale......................................                     1,633,053               1,633,053
                                                                                     ---------               ---------
       Total current assets.....................................                    11,341,902              11,532,171

Property, plant and equipment, net..............................                     6,738,078               6,889,876
Notes and other receivables, net................................                     1,464,117               1,391,929
Trademarks, net.................................................                     9,866,667               9,966,667
Goodwill, net...................................................                     7,047,670               7,097,670
Deposits and other assets.......................................                     1,021,618               1,215,124
                                                                                     ---------               ---------
       Total Assets                                                                $37,480,052             $38,093,437
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable............................................                    $1,992,926              $1,750,647
    Accrued expenses............................................                     5,920,914               7,279,646
    Current portion of long-term debt...........................                     2,545,986               1,633,624
    Current portion of obligations under capital leases.........                       365,054                 398,764
                                                                                       -------                 -------
       Total current liabilities................................                    10,824,880              11,062,681
                                                                                    ----------              ----------

Long-term debt..................................................                    12,593,686              13,530,749
Obligations under capital leases................................                             -                 115,591
Deferred rent...................................................                       269,151                 261,638
Other liabilities...............................................                     4,171,246               4,179,635
Commitments and Contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000
       shares authorized; 0 issued and outstanding..............                             -                       -
    Series B convertible preferred stock, $.001 par value;
       225 Shares Authorized, 43.5 shares outstanding...........                             -                       -
    Common stock, $.001 par value; 50,000,000 shares
       authorized; 20,058,831 and 19,442,644 shares
       issued and outstanding...................................                        20,059                  19,443
    Additional paid-in capital..................................                    34,028,643              33,694,196
    Accumulated deficit.........................................                  (24,427,613)            (24,770,496)
                                                                                  ------------            ------------
       Total stockholders' equity...............................                     9,621,089               8,943,143
                                                                                     ---------               ---------
       Total liabilities and stockholders' equity...............                   $37,480,052             $38,093,437
                                                                                   ===========             ===========

     The accompany notes are an integral part of these consolidated balance sheets.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE FIRST QUARTER ENDED MARCH 28, 1999 AND MARCH 29, 1998

                                    UNAUDITED




                                                                                             March 28,          March 28,
                                                                                               1999               1998

Revenues:
    Manufacturing revenues..............................................................    $6,044,207          $119,082
    Retail sales........................................................................     2,330,002         3,109,045
    Franchise related revenues..........................................................     1,205,628           557,093
                                                                                             ---------           -------
Total Revenues..........................................................................     9,579,837         3,785,220

    Cost of sales.......................................................................     6,892,180         2,623,844
    General and administrative expenses.................................................     1,511,171           695,090
    Depreciation and amortization.......................................................       542,714           369,048
                                                                                               -------           -------
Operating Income........................................................................       633,772            97,238

Other Expenses:
    Interest expense, net...............................................................       290,889            34,894
                                                                                               -------            ------

Net Income..............................................................................      $342,883           $62,344
                                                                                              ========           =======

Basic Net Income Per Common Share.......................................................          $.02              $.01
                                                                                                  ====              ====

Basic Weighted Average Number of Common Shares Outstanding..............................    19,815,173        11,784,401
                                                                                            ==========        ==========

Diluted Net Income Per Common Share.....................................................          $.02              $.01
                                                                                                  ====              ====

Diluted Weighted Average Number of Common Shares Outstanding............................    20,326,886        11,784,401
                                                                                            ==========        ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE FIRST QUARTER ENDED MARCH 28, 1999 AND MARCH 29, 1998

                                    UNAUDITED


                                                                                                March 28,         March 29,
                                                                                                  1999                1998
                                                                                               ----------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................................            $342,883          $62,344
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization...............................................             542,714          369,048
        Gain on sale of fixed assets................................................           (219,585)        (524,161)
    Increase/(decrease) in cash as a result of changes in  operating  assets and liabilities:
        Receivables                                                                            (697,731)          180,027
        Inventories                                                                            (124,289)           40,784
        Prepaid expenses and other current assets...................................              51,664           12,448
        Deposits and other assets...................................................             193,506           30,364
        Accounts payable                                                                         242,279           71,461
        Accrued expenses                                                                     (1,358,732)        (373,666)
        Deferred rent...............................................................               7,514             -
        Other liabilities...........................................................           (157,587)          (1,765)
                                                                                               ---------          -------
                    Net cash used in operating activities...........................         (1,177,364)        (133,116)
                                                                                             -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures............................................................           (325,070)         (56,634)
    Proceeds from the sale of fixed assets                                                       452,935             -
                                                                                                 -------         --------
                    Net cash provided by/(used in) investing activities.............             127,865         (56,634)
                                                                                                 -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of issuance costs                                              335,064             -
    Receipts of notes receivables                                                                171,095             -
    Additions to notes receivables                                                              (57,500)             -
    Repayments of capital leases                                                               (149,301)        (123,489)
    Repayment of notes payable......................................................            (24,701)         (78,750)
                                                                                                --------         --------
                    Net cash provided by/(Used in) financing activities.............             274,657        (202,239)
                                                                                                 -------        ---------
                    Net decrease in cash............................................           (774,842)        (391,989)

CASH, Beginning of Period...........................................................           5,269,627        1,149,013
                                                                                               ---------        ---------

CASH, End of Period.................................................................           4,494,785          757,024
                                                                                               =========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest.....................................................................             366,352           26,549
    Non-cash investing and financing activities:
       Notes received from sale of fixed assets.....................................                   -        1,250,000



                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Noted to Consolidated Financial Statements
                                   (Unaudited)

     1. The March 28, 1999 consolidated balance sheet presented herein was derived from the audited December 27, 1998 consolidated financial statements of the Company.

     2. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 27, 1998 for a description of the significant accounting policies, which have continued without change, and other note information.

     3. All  adjustments  (recurring  in nature)  which are,  in the  opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the prior interim financial statements to conform to the current interim presentation.

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words "estimate", "plan", "intend", "believes", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-QSB , in the Company's Form 10-KSB for its 1998 fiscal year, and in the Company's most recent S-3 filing.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE FIRST QUARTER ENDED MARCH 28, 1999 AND MARCH 28, 1998

     General

     New World Coffee - Manhattan Bagel, Inc., a Delaware Corporation organized in 1992, is one of the largest franchisors of coffee bars and bagel bakeries in the United States. It operates and franchises coffee bars, bagel bakeries and integrated coffee bar/bagel bakeries in 18 states in the Northeastern, Southeastern and Southwestern United States, the District of Columbia, and internationally. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. The Company acquired the stock of Manhattan Bagel Company, Inc. - Debtor in Possession ("MBC") on November 24, 1998, resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores. At March 28, 1999, the Company's retail system consisted of 330 stores, including 25 Company-owned and 305 franchised and licensed stores.

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

     Results of Operations

     Quarter Ended March 28, 1999 Compared to Quarter Ended March 29, 1998

     Revenues. Total revenues increased 153.1% to $9,579,837 for the quarter ended March 28, 1999 from $3,785,220 for the comparable 1998 period.
Manufacturing revenues increased 4975.7% to $6,044,207 or 63.1% of total revenues for the quarter ended March 28, 1999 from $119,082 or 3.2% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC. Retail sales decreased 25.1% to $2,330,002 or 24.3% of total revenues for the quarter ended March 28, 1999 from $3,109,045 or 82.1% of total revenues for the comparable 1998 period primarily due to the conversion of Company owned stores to franchised stores. Franchise related revenues increased 116.5% to $1,205,628 or 12.6% of total revenues for the quarter ended March 28, 1999 from $557,093 or 14.7% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales increased to 82.3% for the quarter ended March 28, 1999 from 81.3% for the comparable 1998 period. The primary components were lower margins associated with Manhattan Bagel manufacturing revenues and temporary increases in cost of goods and personnel costs primarily as a result of the transition in management responsibility for the Company-owned stores.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
decreased to 5.7% for the quarter ended March 28, 1999 from 9.8% for the comparable 1998 period primarily due to an increase in the Company's revenue base, the sale of Company-owned stores to franchisees and the Company's previous compliance with FASB 121.

     General and administrative expenses as a percentage of revenues decreased to 15.8% for the quarter ended March 28, 1999 from 18.4% for the comparable 1998 period, primarily as a result of the Company's revenue growth which is enabling it to better leverage its management infrastructure.

     Interest expense, net increased to $290,889, or 3.0% of revenues, for the quarter ended March 28, 1999 from $34,894, or 1.2% of revenues for the comparable 1998 period. This increase is primarily due to interest costs relating to the acquisition of MBC.

     Net Income. Net income increased to $342,883 for the quarter ended March 28, 1999 from $62,344 for the comparable 1998 period. This increase is primarily a result of increased manufacturing gross profit and increased franchise related revenues of $1,309,878 and $648,535 respectively which were partially offset by a decrease in retail gross profit of $432,132 and increases in general and administrative, interest and depreciation and amortization expenses of $816,081, $255,995 and $173,666 respectively.

     Liquidity and Capital Resources

     The Company plans to satisfy its capital requirements in 1999 through cash flow from operations and through the sale of Company-owned stores to franchisees which should generate additional free cash.

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

     At March 28, 1999 the Company had a working capital surplus of $517,022 compared to a working capital surplus of $469,490 at December 27, 1998.

     The Company had net cash used in operating activities of $1,177,364 for the first quarter of 1999 compared with net cash used in operating activities of $133,116 for the first quarter of 1998. The increase in cash used predominantly relates to the payment of primarily one time liabilities incurred in connection with the acquisition of MBC.

     The Company had net cash provided by investing activities of $127,865 for the first quarter of 1999 compared with net cash used in investing activities of $56,634 for the first quarter of 1998.

     The Company had net cash provided by financing activities of $274,657 for the first quarter of 1999 compared with net cash used in financing activities of $202,239 for the first quarter of 1998.

     The Company may refinance some or all of its indebtedness and incur an increase in the amount of funded debt in 1999, to better leverage its asset base and reduce borrowing costs. There can be no assurance that such refinancing will be accomplished, or as to the amount or the cost of such refinancing.

     Seasonality and General Economic Trends

     The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, it believes based on industry experience that it would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by the Company of existing stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings. The Company has few employees at the minimum wage level and therefore believes that an increase in the minimum wage would have little impact on its operations and financial condition.

                           PART II - OTHER INFORMATION

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                                 MARCH 28, 1999

     Item 1. Legal Proceedings

     Not applicable

     Item 2. Changes in Securities

     During the first quarter of 1999, 15 shares of Series B Convertible Preferred Stock were exchanged for 126,665 shares of Common Stock.

     Item 3. Defaults upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     On March 24, 1999 a special meeting of shareholders was held. The shareholders voted to approve the name change of the Company to New World Coffee
- Manhattan Bagel, Inc. Additionally the shareholders approved an increase in the number of authorized shares of common stock to 50,000,000.

     Item 5. Other Information

     Not applicable

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. None

     (b) Reports on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:    May 17, 1999      By:  /s/R. Ramin Kamfar
                                -----------------------------------
                                R. Ramin Kamfar
                                Chairman and Chief Executive Officer



Date:    May 17, 1999      By:  /s/Jerold E. Novack
                                -----------------------------------
                                Jerold E. Novack
                                Chief Financial Officer