Form 10QSB/A
period 1999-03-28
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 1999-06-23
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB/A


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

                                  Yes   X  No ___

     Transitional small business disclosure format (check one):

                                  Yes ____ No X

     Number of shares of common stock,  $.001 par value per share,  outstanding:
          As of May 14, 1999:           20,235,047

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                     March 28,                December 27,
                                                                                       1999                      1998
                                                                                    ----------
ASSETS                                                                             (Unaudited)


Current assets:
    Cash and cash equivalents...................................                    $4,494,785              $5,269,627
    Franchise and other receivables, net........................                     1,662,340                 964,609
    Current maturities of notes receivables.....................                     1,917,296               2,103,079
    Inventories.................................................                     1,480,019               1,355,730
    Prepaid expenses and other current assets...................                       154,409                 206,073
    Assets held for resale......................................                     1,633,053               1,633,053
                                                                                     ---------               ---------
       Total current assets.....................................                    11,341,902              11,532,171

Property, plant and equipment, net..............................                     6,738,078               6,889,876
Notes and other receivables, net................................                     1,464,117               1,391,929

Trademarks, net.................................................                    15,866,667               9,966,667
Goodwill, net...................................................                     1,047,670               7,097,670

Deposits and other assets.......................................                     1,021,618               1,215,124
                                                                                     ---------               ---------
       Total Assets                                                                $37,480,052             $38,093,437
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable............................................                    $1,992,926              $1,750,647
    Accrued expenses............................................                     5,920,914               7,279,646
    Current portion of long-term debt...........................                     2,545,986               1,633,624
    Current portion of obligations under capital leases.........                       365,054                 398,764
                                                                                       -------                 -------
       Total current liabilities................................                    10,824,880              11,062,681
                                                                                    ----------              ----------

Long-term debt..................................................                    12,593,686              13,530,749
Obligations under capital leases................................                             -                 115,591
Deferred rent...................................................                       269,151                 261,638
Other liabilities...............................................                     4,171,246               4,179,635
Commitments and Contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000
       shares authorized; 0 issued and outstanding..............                             -                       -
    Series B convertible preferred stock, $.001 par value;
       225 Shares Authorized, 43.5 shares outstanding...........                             -                       -
    Common stock, $.001 par value; 50,000,000 shares
       authorized; 20,058,831 and 19,442,644 shares
       issued and outstanding...................................                        20,059                  19,443
    Additional paid-in capital..................................                    34,028,643              33,694,196
    Accumulated deficit.........................................                  (24,427,613)            (24,770,496)
                                                                                  ------------            ------------
       Total stockholders' equity...............................                     9,621,089               8,943,143
                                                                                     ---------               ---------
       Total liabilities and stockholders' equity...............                   $37,480,052             $38,093,437
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

                                NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:    June 21, 1999      By:  /s/R. Ramin Kamfar
                                -----------------------------------
                                R. Ramin Kamfar
                                Chairman and Chief Executive Officer



Date:    June 21, 1999      By:  /s/Jerold E. Novack
                                -----------------------------------
                                Jerold E. Novack
                                Chief Financial Officer