Form 10QSB
period 1999-06-27
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 1999-08-11
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

                                  Yes X No ___

     Transitional small business disclosure format (check one): Yes ____No X

     Number of shares of common stock, $.001 par value per share, outstanding:

                        As of August 4, 1999: 20,485,047

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  JUNE 27, 1999


                                                                                                          Page

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements


     Condensed Consolidated Balance Sheets as of June 27, 1999 and
         December 27, 1998.......................................................................         -3-

     Condensed Consolidated Statements of Operations for the second quarter
         and year to date period ended June 27, 1999 and June 28, 1998...........................         -4-

     Condensed Consolidated Statements of Cash Flows for the year to date period
         ended June 27, 1999 and June 28, 1998...................................................         -5-

     Notes to Consolidated Financial Statements..................................................         -6-

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Second Quarter Ended
             June 27, 1999.......................................................................         -7-

Item 3.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Year to Date Period Ended
             June 27, 1999.......................................................................         -8-

PART II:  OTHER INFORMATION......................................................................         -12-

SIGNATURES.......................................................................................         -13-


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     June 27,                December 27,
                                                                                       1998                      1999
                                                                                                             (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents...................................                    $3,152,311              $5,269,627
    Franchise and other receivables, net........................                     1,773,018                 964,609
    Current maturities of notes receivables.....................                     2,393,981               2,103,079
    Inventories.................................................                     1,492,143               1,355,730
    Prepaid expenses and other current assets...................                       252,669                 206,073
    Assets held for resale......................................                     1,633,053               1,633,053
                                                                                     ---------               ---------
       Total current assets.....................................                    10,697,175              11,532,171

Property, plant and equipment, net..............................                     6,959,062               6,889,876
Notes and other receivables, net................................                     1,100,688               1,391,929
Trademarks, net.................................................                    15,733,334               9,966,667
Goodwill, net...................................................                     1,031,003               7,097,670
Deposits and other assets.......................................                       969,103               1,215,124
                                                                                       -------               ---------
       Total assets                                                                $36,490,365             $38,093,437
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable............................................                    $1,651,464              $1,750,647
    Accrued expenses............................................                     4,873,319               7,279,646
    Current portion of long-term debt...........................                     3,333,818               1,633,624
    Current portion of obligations under capital leases.........                       374,532                 398,764
                                                                                       -------                 -------
       Total current liabilities................................                    10,233,133              11,062,681
                                                                                    ----------              ----------

Long-term debt..................................................                    11,459,605              13,530,749
Obligations under capital leases................................                       180,938                 115,591
Deferred rent...................................................                       276,665                 261,638
Other liabilities...............................................                     4,169,279               4,179,635
Commitments and Contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000
       shares authorized; 0 issued and outstanding..............                             -                       -
    Series B convertible preferred stock, $.001 par value; 225 Shares Authorized, 43.5 shares issued and outstanding.............................................
                                                                                             -                       -
    Common stock, $.001 par value; 50,000,000 shares
       authorized; 20,485,047 and 19,442,644 shares
       issued and outstanding...................................                        20,485                  19,443
    Additional paid-in capital..................................                    34,028,217              33,694,196
    Accumulated deficit.........................................                  (23,877,957)            (24,770,496)
                                                                                  ------------            ------------
       Total stockholders' equity...............................                    10,170,745               8,943,143
                                                                                    ----------               ---------
       Total liabilities and stockholders' equity...............                   $36,490,365             $38,093,437
                                                                                   ===========             ===========


     The accompany notes are an integral part of these consolidated balance sheets.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE SECOND QUARTER ENDED JUNE 27, 1999 AND JUNE 28, 1998

          AND YEAR TO DATE PERIOD ENDED JUNE 27, 1999 AND JUNE 28, 1998

                                    UNAUDITED


                                                                    Second Quarter Ended                Year To Date Ended
                                                              June 27,1999       June 28, 1998      June 27, 1999  June 28, 1998


Revenues:
    Manufacturing revenues......................................$6,152,254      $  112,402   $12,196,4611     $  231,484
    Retail sales.................................................2,399,425       3,041,595      4,729,427      6,150,640
    Franchise related revenues...................................1,236,461         861,197      2,442,089      1,418,290
                                                                 ---------       ---------     ----------      ---------
Total Revenues...................................................9,788,140       4,015,194     19,367,977      7,800,414

    Cost of sales................................................6,907,008       2,843,891     13,799,188      5,458,013
    General and administrative expenses..........................1,476,447         728,013      2,987,618      1,433,103
    Depreciation and amortization..................................531,954         315,336      1,074,668        684,384
                                                                 ---------       ---------      ---------        -------
Operating Income...................................................872,731         127,954      1,506,503        215,192

Other Expenses:
    Interest expense, net..........................................322,877          56,350        613,766         81,244
                                                                   -------          ------        -------         ------

Net Income........................................................$549,854         $71,604       $892,737       $133,948
                                                                  ========         =======       ========       ========
Basic Net Income Per Common Share.....................................$.03            $.01           $.05           $.01
                                                                      ====            ====           ====           ====

Basic Weighted Average Number of Common Shares
    Outstanding.................................................19,849,440      12,168,587     19,713,321     11,976,494
                                                                ==========      ==========     ==========     ==========

Diluted Net Income Per Common Share...................................$.03            $.01           $.04           $.01
                                                                      ====            ====           ====           ====

Diluted Weighted Average Number of Common Shares
    Outstanding.................................................20,361,205      12,168,587     20,225,086     11,976,494
                                                                ==========      ==========     ==========     ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEAR TO DATE PERIOD ENDED JUNE 27, 1999 AND JUNE 28, 1998

                                    UNAUDITED


                                                                                                June 27,         June 28,
                                                                                                  1998              1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................................           $892,737     $    133,948
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization...............................................          1,074,668          684,384
        Gain on sale of fixed assets................................................           (219,829)      (1,128,458)
    Increase/(decrease) in cash as a result of changes in  operating  assets and liabilities:
        Receivables                                                                            (808,409)         205,742
        Inventories                                                                            (136,413)          33,839
        Prepaid expenses and other current assets...................................            (46,596)         (25,092)
        Deposits and other assets...................................................            246,021          (42,739)
        Accounts payable                                                                        (99,183)        (106,938)
        Accrued expenses                                                                       (563,259)        (793,022)
        Deferred rent...............................................................             15,028           26,473
        Other liabilities...........................................................           (159,658)             -
                                                                                               ---------        ---------
 Net cash provided by/(used in) operating activities................................            195,107       (1,011,863)
                                                                                               ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures............................................................           (568,352)        (292,490)
    Proceeds from the sale of fixed assets .........................................             452,935             -
                                                                                               ---------       ----------
               Net cash provided by/(used in) investing activities..................           (115,417)        (292,490)
                                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of issuance costs.................................            335,064        1,590,187
    Proceeds from long term borrowings..............................................             77,826              -
    Receipts on notes receivable....................................................            295,195              -
    Additions to notes receivable...................................................            294,156)             -
    Payment of liabilities in connection with acquired assets                                (1,842,197)             -
    Repayments of capital leases....................................................           (318,542)        (120,815)
    Repayment of notes payable......................................................           (448,776)         (26,250)
                                                                                              ---------        ---------
               Net cash provided by/(used in) financing activities..................         (2,195,586)       1,443,122
                                                                                             -----------       ---------
               Net increase(decrease) in cash.......................................         (2,117,416)         138,769

CASH, Beginning of Period...........................................................          5,269,627        1,149,013
                                                                                              ---------        ---------

CASH, End of Period.................................................................          3,152,211        1,287,782
                                                                                              =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest.....................................................................            718,121           53,334
    Non-cash investing and financing activities:
       Equipment purchased under capital leases.....................................            359,657           15,332
       Issuance of Common Stock as repayment of promissory note.....................                -          1,100,000
       Notes received from sale of fixed assets.....................................                -          2,373,750

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     1 The June 27, 1999 consolidated balance sheet presented herein was derived from the audited December 27, 1998 consolidated financial statements of the Company.

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

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words "estimate", "plan", "intend", "believes", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; the ability to integrate acquisitions successfully;
availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-QSB , in the Company's Form 10-KSB for its 1998 fiscal year, and in the Company's most recent S-3 filing which are incorporated by reference herein.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE SECOND QUARTER ENDED JUNE 27, 1999 AND JUNE 28, 1998

     General

     New World Coffee - Manhattan Bagel, Inc., a Delaware Corporation organized in 1992, is one of the largest franchisors of coffee bars and bagel bakeries in the United States. It operates and franchises coffee bars, bagel bakeries and integrated coffee bar/bagel bakeries in 18 states in the Northeastern, Southeastern and Southwestern United States, the District of Columbia, and internationally. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. The Company acquired the stock of Manhattan Bagel Company, Inc. - Debtor in Possession ("MBC") on November 24, 1998, resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores. At June 27, 1999, the Company's retail system consisted of 319 stores, including 24 Company-owned and 295 franchised and licensed stores.

     The Company is vertically integrated with bagel dough and cream cheese manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale supermarket and non-traditional outlets.

     The Company has incurred losses in each fiscal year from inception primarily due to the cost of retail store expansion and developing an infrastructure to support future growth. The Company's strategic plan does not include the development of additional Company owned stores.

     Results of Operations

     Quarter Ended June 27, 1999 Compared to Quarter Ended June 28, 1998

     Revenues. Total revenues increased 143.8% to $9,788,140 for the quarter ended June 27, 1999 from $4,015,194 for the comparable 1998 period. Manufacturing revenues increased 5373.4% to $6,152,254 or 62.9% of total revenues for the quarter ended June 27, 1999 from $112,402 or 2.8% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC. Retail sales decreased 21.1% to $2,399,425 or 24.5% of total revenues for the quarter ended June 27 1999 from $3,041,595 or 75.8% of total revenues for the comparable 1998 period primarily due to the conversion of Company owned stores to franchised stores. Franchise related revenues increased 43.6% to $1,236,461 or 12.6% of total revenues for the quarter ended June 27, 1999 from $861,197 or 21.4% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales decreased to 80.8% for the quarter ended June 27, 1999 from 90.2% for the comparable 1998 period. The primary components of the increase were the substantial shift toward manufacturing revenues and higher margins associated with such revenues as compared to the operating margins of Company owned stores.

     Depreciation  and  amortization   expenses  as  a  percentage  of  revenues
decreased to 5.4% for the quarter ended June 27, 1999 from 7.9% for the comparable 1998 period primarily due to an increase in the Company's revenue base, the sale of Company owned stores to franchisees and the Company's previous compliance with FASB 121.

     General and administrative expenses as a percentage of revenues decreased to 15.1% for the quarter ended June 27, 1999 from 18.1% for the comparable 1998 period, primarily as a result of the Company's revenue growth which is enabling it to better leverage its management infrastructure.

     Interest expense, net increased to $322,877, or 3.3% of revenues, for the quarter ended June 27, 1999 from $56,350,or 1.4% of revenues for the comparable 1998 period. This increase is primarily due to interest costs relating to the acquisition of MBC.

     Net Income. Net income increased to $549,854 for the quarter ended June 27, 1999 from $71,604 for the comparable 1998 period. This increase is primarily a result of increased manufacturing and retail gross profit of $1,334,565 and increased franchise related revenues of $375,264 which were partially offset by increases in general and administrative expenses of $748,434, interest expense of $ 266,527 and depreciation and amortization expense of $216,618.


                 ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE YEAR TO DATE PERIOD ENDED JUNE 27, 1999 AND JUNE 28, 1998


     Results of Operations

     Year To Date Period Ended June 27, 1999 Compared to Year To Date Period Ended June 28, 1998

     Revenues. Total revenues increased 148.3% to $19,367,977 for the year to date period ended June 27, 1999 from $7800,414 for the comparable 1998 period. Manufacturing revenues increased 5168.8% to $12,196,461 or 63.0% of total revenues for the year to date period ended June 27, 1999 from $231,484 or 3.0% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC. Retail sales decreased 23.1% to $4,729,427 or 24.4% of total revenues for the year to date period ended June 27, 1999 from $6,150,540 or 78.9% of total revenues for the comparable 1998 period primarily due to the conversion of Company owned stores to franchised stores. Franchise related revenues increased 72.2% to $2,442,089 or 12.6% of total revenues for the year to date period ended June 27, 1999 from $1,418,290 or 18.2% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales decreased to 81.5% for the year to date period ended June 27, 1999 from 85.5% for the comparable 1998 period. The primary components of the increase were the substantial shift toward manufacturing revenues and higher margins associated with such revenues as compared to the operating margins of Company owned stores.

     Depreciation and amortization expenses as a percentage of revenues decreased to 5.5% for the year to date period ended June 27, 1999 from 8.8% for the comparable 1998 period primarily due to an increase in the Company's revenue base, the sale of Company-owned stores to franchisees and the Company's previous compliance with FASB 121.

     General and administrative expenses as a percentage of revenues decreased to 15.4% for the year to date period ended June 27, 1999 from 18.4% for the comparable 1998 period, primarily as a result of the Company's revenue growth which is enabling it to better leverage its management infrastructure.

     Interest expense, net increased to $613,766, or 3.2% of revenues, for the year to date period ended June 27, 1999 from $81,244, or 1.0% of revenues for the comparable 1998 period. This increase is primarily due to interest costs relating to the acquisition of MBC.

     Net Income. Net income increased to $892,737 for the year to date period ended June 27, 1999 from $133,948 for the comparable 1998 period. This increase is primarily a result of increased manufacturing and retail gross profit of $2,202,589 and increased franchise related revenues of $1,023,799 which were partially offset by increases in general and administrative expenses of $1,554,515, interest expense of $532,522 and depreciation and amortization expense of $390,284.

     Liquidity and Capital Resources

     The Company plans to satisfy its capital  requirements in 1999 through cash
flow  from   operations  and  through  the  sale  of  Company  owned  stores  to franchisees, which should generate additional free cash.

     The Company is currently in the process of completing the modification of its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

     At June 27, 1999 the Company had a working capital surplus of $464,542 compared to a working capital surplus of $469,490 at December 27, 1998.

     The Company had net cash provided by operating activities of $195,107 for the first six months of 1999 compared with net cash used in operating activities of $1,011,863 for the first six months of 1998. The increase in net cash provided by operating activities primarily reflects the increased net income of the Company.

     The Company had net cash used in investing activities of $115,417 for the first six months of 1999 compared with net cash used in investing activities of $292,490 for the first six months of 1998.

     The Company had net cash used in financing activities of $2,195,586 for the first six months of 1999 compared with net cash provided by financing activities of $1,443,122 for the first six months of 1998. This increase primarily relates to the payment of acquisition related liabilities.

     The Company may refinance some or all of its funded indebtedness and incur an increase in the amount of funded debt in 1999, to better leverage its asset base and reduce borrowing costs. There can be no assurance that such refinancing will be accomplished or as to the amount or the cost of such refinancing.

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

     Revaluation of Trademarks

     In the second quarter the Company commissioned an independent valuation firm to determine the value of the intellectual property purchased in the Manhattan Bagel Company, Inc. acquisition. In accordance with the resultant valuation, the Company increased the book value of the trademarks purchased by $6 Million, with an offsetting reduction in Goodwill.

     Subsequent Event

     On July 26, 1999 the Company signed an agreement to acquire Chesapeake Bagel Bakery from AFC Enterprises, under which the Company would add 89 Chesapeake franchised locations to its system. The closing of the transaction is subject to the Company's completion of operational due diligence and standard closing conditions. There can be no assurance that such conditions shall be met and that the acquisition will close.

                           PART II - OTHER INFORMATION

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                                  JUNE 27, 1999

     Item 1. Legal Proceedings

     Not applicable

     Item 2. Changes in Securities

     During the first quarter of 1999, 15 shares of Series B Convertible Preferred Stock were exchanged for 126,665 shares of Common Stock.

     Item 3. Defaults upon Senior Securities

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

     On March 24, 1999 a special meeting of shareholders was held. The shareholders voted to approve the name change of the Company to New World Coffee
- Manhattan Bagel, Inc. Additionally the shareholders approved an increase in the number of authorized shares of common stock to 50,000,000 shares.

     Item 5. Other Information

     Not applicable

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. None

     (b) Reports on Form 8-K. On June 14, 1999 the filed an 8-K report relating to the adoption of a Shareholder Rights Plan and the entering into of a Shareholder Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:   August 10, 1999                By: /s/R. Ramin Kamfar
                                           -------------------------
                                           R. Ramin Kamfar
                                           Chairman and Chief Executive Officer



Date:   August 10, 1999                By: /s/Jerold E. Novack
                                           -------------------------
                                           Jerold E. Novack
                                           Chief Financial Officer