Form 10QSB/A
period 1999-06-27
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 1999-08-19
CIK 949373

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

                                    UNAUDITED


                                                                    Second Quarter Ended                Year To Date Ended
                                                              June 27,1999       June 28, 1998      June 27, 1999  June 28, 1998


Revenues:
    Manufacturing revenues......................................$6,152,254      $  112,402    $12,196,461     $  231,484
    Retail sales.................................................2,399,425       3,041,595      4,729,427      6,150,640
    Franchise related revenues...................................1,236,461         861,197      2,442,089      1,418,290
                                                                 ---------       ---------     ----------      ---------
Total Revenues...................................................9,788,140       4,015,194     19,367,977      7,800,414

    Cost of sales................................................6,907,008       2,843,891     13,799,188      5,458,013
    General and administrative expenses..........................1,476,447         728,013      2,987,618      1,433,103
    Depreciation and amortization..................................531,954         315,336      1,074,668        684,384
                                                                 ---------       ---------      ---------        -------
Operating Income...................................................872,731         127,954      1,506,503        215,192

Other Expenses:
    Interest expense, net..........................................322,877          56,350        613,766         81,244
                                                                   -------          ------        -------         ------

Net Income........................................................$549,854         $71,604       $892,737       $133,948
                                                                  ========         =======       ========       ========
Basic Net Income Per Common Share.....................................$.03            $.01           $.05           $.01
                                                                      ====            ====           ====           ====

Basic Weighted Average Number of Common Shares
    Outstanding.................................................19,849,440      12,168,587     19,713,321     11,976,494
                                                                ==========      ==========     ==========     ==========

Diluted Net Income Per Common Share...................................$.03            $.01           $.04           $.01
                                                                      ====            ====           ====           ====

Diluted Weighted Average Number of Common Shares
    Outstanding.................................................20,361,205      12,168,587     20,225,086     11,976,494
                                                                ==========      ==========     ==========     ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEAR TO DATE PERIOD ENDED JUNE 27, 1999 AND JUNE 28, 1998

                                    UNAUDITED


                                                                                                June 27,         June 28,
                                                                                                  1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................................           $892,737     $    133,948
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization...............................................          1,074,668          684,384
        Gain on sale of fixed assets................................................           (219,829)      (1,128,458)
    Increase/(decrease) in cash as a result of changes in  operating  assets and liabilities:
        Receivables                                                                            (808,409)         205,742
        Inventories                                                                            (136,413)          33,839
        Prepaid expenses and other current assets...................................            (46,596)         (25,092)
        Deposits and other assets...................................................            246,021          (42,739)
        Accounts payable                                                                        (99,183)        (106,938)
        Accrued expenses                                                                       (563,259)        (793,022)
        Deferred rent...............................................................             15,028           26,473
        Other liabilities...........................................................           (159,658)             -
                                                                                               ---------        ---------
 Net cash provided by/(used in) operating activities................................            195,107       (1,011,863)
                                                                                               ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures............................................................           (568,352)        (292,490)
    Proceeds from the sale of fixed assets .........................................             452,935             -
                                                                                               ---------       ----------
               Net cash provided by/(used in) investing activities..................           (115,417)        (292,490)
                                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of issuance costs.................................            335,064        1,590,187
    Proceeds from long term borrowings..............................................             77,826              -
    Receipts on notes receivable....................................................            295,195              -
    Additions to notes receivable...................................................           (294,156)             -
    Payment of liabilities in connection with acquired assets                                (1,842,197)             -
    Repayments of capital leases....................................................           (318,542)        (120,815)
    Repayment of notes payable......................................................           (448,776)         (26,250)
                                                                                              ---------        ---------
               Net cash provided by/(used in) financing activities..................         (2,195,586)       1,443,122
                                                                                             -----------       ---------
               Net increase(decrease) in cash.......................................         (2,117,416)         138,769

CASH, Beginning of Period...........................................................          5,269,627        1,149,013
                                                                                              ---------        ---------

CASH, End of Period.................................................................          3,152,211        1,287,782
                                                                                              =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest.....................................................................            718,121           53,334
    Non-cash investing and financing activities:
       Equipment purchased under capital leases.....................................            359,657           15,332
       Issuance of Common Stock as repayment of promissory note.....................                -          1,100,000
       Notes received from sale of fixed assets.....................................                -          2,373,750

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:   August 19, 1999                By: /s/R. Ramin Kamfar
                                           -------------------------
                                           R. Ramin Kamfar
                                           Chairman and Chief Executive Officer



Date:   August 19, 1999                By: /s/Jerold E. Novack
                                           -------------------------
                                           Jerold E. Novack
                                           Chief Financial Officer