Form 10QSB
period 1999-09-26
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 1999-11-15
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

                                  Yes X No ___

   Transitional small business disclosure format (check one): Yes  __X__No

    Number of shares of common stock, $.001 par value per share, outstanding:
                                             As of November 10, 1999: 11,033,039

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                               SEPTEMBER 26, 1999

                                                                        Page

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

     Consolidated Balance Sheets as of September 26, 1999 and
         December 27, 1998.....................................         -3-

     Consolidated Income Statements  for the third quarter
         and year to date period ended September 26, 1999 and
         September 27, 1998....................................         -4-

     Consolidated Statements of Cash Flows for the
         year to date period ended September 26, 1999
         and September 27, 1998................................         -5-

     Notes to Consolidated Financial Statements................         -6-

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations for
             the Third Quarter Ended September 26, 1999........         -7-

Item 3.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             for the Year to Date Period Ended
             September 26, 1999................................         -8-

PART II:  OTHER INFORMATION....................................        -12-

SIGNATURES.....................................................        -13-

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                      September 26,              December 27,
                                          1999                        1998
                                    ----------------           ---------------
                                      (Unaudited)

ASSETS

Current assets:
    Cash and
    cash equivalents...............       $3,197,774                 $5,269,627
    Franchise and
    other receivables, net.........        2,225,466                    964,609
    Current maturities of
    notes receivables..............        2,154,164                  2,103,079
    Inventories....................        1,817,362                  1,355,730
    Prepaid expenses and
    other current assets...........          224,348                    206,073
    Assets held for resale.........        1,697,138                  1,633,053
                                           ---------                  ---------
       Total current assets........       11,316,252                 11,532,171

Property, plant and
equipment, net.....................        7,139,523                  6,889,876
Notes and other
receivables, net...................        1,313,928                  1,391,929
Trademarks, net....................       21,960,416                  9,966,667
Goodwill, net......................          944,336                  7,097,670
Deposits and other assets..........        1,316,753                  1,215,124
                                           ---------                  ---------
       Total assets                      $43,991,208                $38,093,437
                                         ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............       $2,085,014                 $1,750,647
    Accrued expenses...............        3,840,264                  7,279,646
    Current portion of
    long-term debt.................        1,162,486                  1,633,624
    Current portion of obligations
    under capital lease............          437,666                    398,764
                                             -------                    -------
       Total current liabilities...        7,525,430                 11,062,681

Long-term debt.....................          321,791                    115,591
Deferred rent......................          284,179                    261,638
Other liabilities..................        6,390,611                  4,179,635
Commitments and Contingencies
Stockholders' equity:
    Preferred stock,  $.001 par value;
      2,000,000  shares  authorized;
      0 shares issued and
    outstanding....................                -                          -
    Series B convertible preferred stock,
      $.001 par value; 225 Shares authorized,
      27.5 shares issued
    and outstanding................                -                          -
    Common stock, $.001 par value;
      50,000,000 shares authorized;
      10,550,498 and 9,721,322 shares
      issued and outstanding......            10,550                     9,721
    Additional paid-in capital....        34,382,682                33,703,918
    Accumulated deficit...........      (23,023,422)              (24,770,496)
                                        ------------              ------------
       Total stockholders' equity.        11,369,810                 8,943,143
                                          ----------                 ---------
       Total liabilities and
       stockholders' equity.......       $43,991,208               $38,093,437
                                         ===========               ===========


         The accompany notes are an integral part of these consolidated balance sheets.







                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                         CONSOLIDATED INCOME STATEMENTS

      FOR THE THIRD QUARTER ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

    AND YEAR TO DATE PERIODS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

                                    UNAUDITED



                                    Third Quarter              Year To Date
                                       Ended                      Ended
                               September   September      September   September
                                26, 1999    27, 1998       26, 1999    27, 1998
                              ----------  ----------     ----------   ---------
Revenues:

    Manufacturing
    revenues..............    $6,241,681     $91,008    $18,438,142    $322,492
    Retail sales..........     2,119,763   3,066,159      6,849,190   9,216,799
    Franchise related
    revenues..............     1,841,205     885,942      4,283,294   2,304,232
                              ----------   ---------    -----------   ---------
Total Revenues............    10,202,649   4,043,109     29,570,626  11,843,523

    Cost of sales.........     7,001,447   2,767,282     20,800,635   8,235,017
    General and
    administrative
    expenses..............     1,589,771     805,442      4,577,389   2,228,545
    Depreciation
    and amortization......       565,905     321,701      1,640,573   1,006,085
                              ----------   ---------      ---------   ---------
Operating Income..........     1,045,526     148,684      2,552,029     373,876

    Interest expense, net.       431,212      66,660      1,044,978     157,906
                              ----------   ---------      ---------   ---------

Income before
Extraordinary Item........       614,314      82,024      1,507,051     215,970

Extraordinary Item:
     Net Gain from Early
        Extinguishment
        Of Debt                  240,023           -        240,023           -
                              ----------   ---------      ---------   ---------

Net Income                      $854,337     $82,024      1,747,074    $215,970
                              ==========   =========      =========   =========

Basic Net Income
Per Common Share..........          $.08        $.01           $.17        $.03
                                    ====        ====           ====        ====

Basic Weighted Average
  Number of Common Shares
  Outstanding.............    10,367,680   7,331,196     10,075,071   6,436,010
                              ==========   =========     ==========   =========

Diluted Net Income
Per Common Share..........          $.08        $.01           $.17        $.03
                                    ====        ====           ====        ====

Diluted Weighted Average
Number of Common and
Common Equivalent Shares
    Outstanding...........     10,607,680  7,331,196     10,295,071   6,436,010
                               ==========  =========     ==========   =========
  The accompanying notes are an integral part of these consolidated statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEAR TO DATE PERIODS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

                                    UNAUDITED


                                              September 26,       September 27,
                                                   1999                1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...........................        $1,747,074            $215,970
    Adjustments to reconcile net income
    to net cash used in operating activities:
        Depreciation and amortization....         1,640,573           1,006,085
        Gain on sale of fixed assets.....         (299,726)         (1,798,312)
        Extraordinary gain for early
        extinquishment of debt...........         (240,023)                   -
    Increase/(decrease) in cash as
    a result of changes in  operating
    assets and liabilities:
        Receivables......................       (1,260,857)             677,776
        Inventories......................         (482,342)              53,478
        Prepaid expenses and
        other current assets.............          (18,275)           (131,107)
        Receipts on notes receivable                497,866                   -
        Advances under notes receivable           (470,250)
        Deposits and other assets........         (101,629)           (230,451)
        Accounts payable.................           334,367            (18,133)
        Accrued expenses.................         (995,977)           (610,016)
        Deferred rent....................            22,542           (190,662)
        Other liabilities................         (259,362)                   -
                                                -----------         -----------
               Net cash provided by/
               (used in) operating
               activities................           113,981         (1,025,372)
                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.................         (692,919)           (324,686)
    Proceeds from the sale
    of fixed assets .....................           696,195                   -
    Net cash paid for acquisition........       (2,311,453)
    Additions to assets
    held for resale......................          (64,085)
    Capitalized Leases...................                 -            (15,332)
                                               ------------         -----------
         Net cash provided by/(used in)
         investing activities............       (2,372,262)           (340,018)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock,
    net of issuance costs.................          679,564           2,761,079
    Proceeds from
    long term borrowings..................       14,837,998                   -
    Payment of liabilities in
    connection with acquired assets.......      (2,828,037)                   -
    Repayments of capital leases..........        (502,622)           (358,004)
    Early retirement of debt..............      (4,650,000)                   -
    Repayment of notes payable............      (7,350,475)         (1,170,000)

         Net cash provided by/
         (used in) financing activities...          186,428           1,233,075
                                                -----------         -----------
         Net increase(decrease)
         in cash..........................      (2,071,853)           (132,315)

CASH, Beginning of Period.................        5,269,627           1,149,013


CASH, End of Period.......................       $3,197,774          $1,016,698
                                                ===========          ==========

  The accompanying notes are an integral part of these consolidated statements.




                                              September 26,       September 27,
                                                  1999                 1998
                                              -------------       -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest..............................        1,035,352              79,105
    Non-cash investing and
    financing activities:
      Equipment purchased under
      capital leases......................          747,724              16,054
      Issuance of Common Stock as
      repayment of promissory note........                -           1,100,000
      Notes received from sale of
      fixed assets........................                -           2,733,500

DETAILS OF ACQUISITION
    Assets acquired                               6,311,453
    Notes issued                                (1,500,000)
    Estimated accruals at time
    of acquisition                              (2,500,000)
                                                -----------

      Cash paid for acquisition                   2,311,453
































  The accompanying notes are an integral part of these consolidated statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The September 26, 1999 consolidated balance sheet presented herein was derived from the audited December 27, 1998 consolidated financial statements of the Company.

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

4. On August 31, 1999, the Company completed a new financing agreement with a bank. The agreement provides for a $ 12,000,000 term note payable.
     The note is payable as to interest only for the first year of the Note Agreement with quarterly principal installments due thereafter. The
     Note is due in full on December 21, 2003. The Company also obtained a $3,000,000 Line of Credit from the bank. At September 26, 1999, $ 1,500,000 was available under the Line of Credit. Interest on the Note Payable and Line of Credit is calculated at variable rates, which are in part, dependent on the maintenance of certain financial ratios by the Company. Proceeds from the above borrowings were used to extinguish existing debt and to acquire the Chesapeake Bagel Bakery franchise asset ("CBB"). The Company incurred approximately $ 230,000 in costs associated with the refinancing which are being amortized over the life of the loan.

5. The Company repaid the BET Associates, Inc. note payable of $5,000,000 and the Manhattan Bagel Unsecured Creditors' Trust note payable of $5,500,000 as a part of the refinancing discussed above. The note was repaid at an $850,000 discount from its face value. The discount, and the costs associated with obtaining such discount, is included as an extraordinary item, Gain from the Extinguishment of Debt for the quarter ended September 26, 1999.

6. On August 31, 1999, the Company acquired CBB. The purchase price consisted of $ 2,311,000 paid at the closing plus estimated liabilities at the time of acquisition totaling $ 2,500,000 and a note payable to the seller in the amount of $ 1,500,000. The note payable to the seller is due in principal installments as follows:

                              Date Payable        Amount
                              ------------        ------
                              March 1, 2003       $ 262,500
                              August 31, 2003     $ 412,500
                              August 31, 2004     $ 825,000

     Interest at 10% per annum is due in quarterly installments commencing on October 1, 1999. The note is subject to downward revision based upon certain purchase price adjustments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS FOR THE THIRD
             QUARTER ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

General

     New World Coffee - Manhattan Bagel, Inc., a Delaware Corporation organized in 1992, is one of the largest franchisors of coffee bars and bagel bakeries in the United States. It operates and franchises coffee bars, bagel bakeries and integrated coffee bar/bagel bakeries in 28 states in the Northeastern, Southeastern and Southwestern United States, the District of Columbia, and internationally. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. The Company acquired the stock of Manhattan Bagel Company, Inc. ("MBC") on November 24, 1998, resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores. The Company acquired Chesapeake Bagel Bakery on August 31, 1999, resulting in the addition of 88 franchised and licensed Chesapeake Bagel Bakery stores. At September 26, 1999, the Company's retail system consisted of 390 stores, including 19 Company-owned and 371 franchised and licensed stores.

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

Results of Operations

Quarter Ended September 26, 1999 Compared to Quarter Ended September 27, 1998

     Revenues. Total revenues increased 152.4% to $10,202,649 for the quarter ended September 26, 1999 from $4,043,109 for the comparable 1998 period. Manufacturing revenues increased 6,758.4% to $6,241,681 or 61.2% of total revenues for the quarter ended September 26, 1999 from $91,008 or 2.3% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC. Retail sales decreased 30.9% to $2,119,763 or 20.8% of total revenues for the quarter ended September 26, 1999 from $3,066,159 or 75.8% of total revenues for the comparable 1998 period primarily due to the conversion of Company owned stores to franchised stores. Franchise related revenues increased 107.8% to $1,841,205 or 18.0% of total revenues for the quarter ended September 26, 1999 from $885,942 or 21.9% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales decreased to 83.7% for the quarter ended September 26, 1999 from 87.7% for the comparable 1998 period. The primary component of the decrease was the substantial shift toward manufacturing revenues and higher margins associated with such revenues as compared to the operating margins of Company owned stores.

     Depreciation and amortization expense as a percentage of revenues decreased to 5.5% for the quarter ended September 26, 1999 from 8.0% for the comparable 1998 period primarily due to an increase in the Company's revenue base, the sale of Company owned stores to franchisees and the Company's previous compliance with FASB 121.

     General and administrative expenses as a percentage of revenues decreased to 15.6% for the quarter ended September 26, 1999 from 19.9% for the comparable 1998 period, primarily as a result of the Company's revenue growth which is enabling it to better leverage its management infrastructure.

     Interest expense increased to $431,212, or 4.2% of revenues, for the quarter ended September 26, 1999 from $66,660, or 1.6% of revenues for the comparable 1998 period. This increase is primarily due to interest costs relating to the acquisition of MBC.

     Gain from the Early Extinguishment of Debt, net, increased to $240,023 with no such gain for the comparable 1998 period. This gain represents an $850,000 discount earned for the prepayment of the Manhattan Bagel Unsecured Creditors' Trust Note which was partially offset by the costs associated with obtaining such discount.

     Net Income. Net income increased to $854,337 for the quarter ended September 26, 1999 from $82,024 for the comparable 1998 period. This increase is primarily a result of increased manufacturing and retail gross profit of $970,112, increased franchise related revenues of $955,263 and the net gain on the extinguishment of debt of $240,023 which were partially offset by increases in general and administrative expenses of $784,329, interest expense of $364,552 and depreciation and amortization expense of $244,204.


            ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR TO DATE
             PERIOD ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998


Results of Operations

Year To Date Period Ended September 26, 1999 Compared to Year To Date Period Ended September 27, 1998

     Revenues. Total revenues increased 149.7% to $29,570,626 for the year to date period ended September 26, 1999 from $11,843,523 for the comparable 1998 period. Manufacturing revenues increased 5,617.4% to $18,438,142 or 62.4% of total revenues for the year to date period ended September 26, 1999 from $322,492 or 2.7% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC. Retail sales decreased 25.7% to $6,849,190 or 23.2% of total revenues for the year to date period ended September 26, 1999 from $9,216,799 or 77.8% of total revenues for the comparable 1998 period primarily due to the conversion of Company owned stores to franchised stores. Franchise related revenues increased 85.9% to $4,283,294 or 14.5% of total revenues for the year to date period ended September 26, 1999 from $2,304,232 or 19.5% of total revenues for the comparable 1998 period, primarily as a result of the acquisition of MBC.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales decreased to 82.3% for the year to date period ended September 26, 1999 from 86.3% for the comparable 1998 period. The primary component of the decrease was the substantial shift toward manufacturing revenues and higher margins associated with such revenues as compared to the operating margins of Company owned stores.

     Depreciation and amortization expense as a percentage of revenues decreased to 5.5% for the year to date period ended September 26, 1999 from 8.5% for the comparable 1998 period primarily due to an increase in the Company's revenue base, the sale of Company-owned stores to franchisees and the Company's previous compliance with FASB 121.

     General and administrative expenses as a percentage of revenues decreased to 15.5% for the year to date period ended September 26, 1999 from 18.8% for the comparable 1998 period, primarily as a result of the Company's revenue growth which is enabling it to better leverage its management infrastructure.

     Interest expense increased to $1,044,978 or 3.5% of revenues, for the year to date period ended September 26, 1999 from $157,906, or 1.3% of revenues for the comparable 1998 period. This increase is primarily due to interest costs relating to the acquisition of MBC.

     Gain from the Early Extinguishment of Debt, net, increased to $240,023 with no such gain for the comparable 1998 period. This gain represents an $850,000 discount earned for the prepayment of the Manhattan Bagel Unsecured Creditors' Trust Note which was partially offset by the costs associated with obtaining such discount.

     Net Income. Net income increased to $1,747,074 for the year to date period ended September 26, 1999 from $215,970 for the comparable 1998 period. This increase is primarily a result of increased manufacturing and retail gross profit of $3,182,423, increased franchise related revenues of $1,979,062 and the net gain from the extinguishment of debt of $240,023 which were partially offset by increases in general and administrative expenses of $2,348,844, interest expense of $887,072 and depreciation and amortization expense of $634,488.

Liquidity and Capital Resources

      The Company plans to satisfy its capital requirements in 1999 through cash flow from operations and through the sale of Company owned stores, which should generate additional free cash. The Company successfully concluded a refinancing of its debt that extends the terms of principal repayment.

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

      At September 26, 1999 the Company had a working capital surplus of $3,790,822 compared to a working capital surplus of $ 469,490 at December 27, 1998.

      The Company had net cash provided by operating activities of $113,981 for the first nine months of 1999 compared with net cash used in operating activities of $1,025,372 for the first nine months of 1998. The decrease in net cash used in operating activities primarily reflects the increased net income of the Company.

     The Company had net cash used in investing activities of $2,372,262 for the first nine months of 1999 compared with net cash used in investing activities of $340,018 for the first nine months of 1998. The increase in cash used reflects the effect of the Company's acquisition of CBB.

     The Company had net cash provided by financing activities of $ 186,428 for the first nine months of 1999 compared with net cash provided by financing activities of $1,233,075 for the first nine months of 1998. The decrease in cash provided reflects the completion of the Company's debt refinancing, net of liabilities paid in connection with the acquisition of MBC.

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

Subsequent Event

     On September 29, 1999, the Company signed a letter of intent to acquire New York Bagel Enterprises, Inc., under which the Company would add 15 franchised locations and 26 Company owned locations to its system. The closing of the transaction is subject to the Company's completion of operational due diligence, negotiation of a definitive agreement, necessary shareholder and bank approvals, and standard closing conditions. There can be no assurance that such conditions shall be met and that the acquisition will close.

                           PART II - OTHER INFORMATION

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                               SEPTEMBER 26, 1999

Item 1.   Legal Proceedings

     Not applicable

Item 2.   Changes in Securities

     During the first quarter of 1999, 15 shares of Series B Convertible Preferred Stock were exchanged for 126,665 shares of Common Stock

     During the third quarter of 1999, 15 shares of Series B Convertible Preferred Stock were exchanged for 133,118 shares of Common Stock

     During the third quarter of 1999, the Company completed a reverse stock split whereby holders were entitled to one share of the Company's Common Stock for each two shares owned.

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

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  None

(b)      Reports on Form 8-K.
         On June 14, 1999 the Company filed an 8-K report relating to the adoption of a Shareholder Rights Plan and the entering into of a Shareholder Rights Agreement.

         On September 7, 1999, the Company filed an 8-K relating to the reverse stock split, acquisition of Chesapeake Bagel Bakery and the refinancing of the Company's debt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:   November 15, 1999                By:/s/ Ramin Kamfar
                                            ------------------------------------
                                            R. Ramin Kamfar
                                            Chairman and Chief Executive Officer



Date:   November 15, 1999                By:/s/ Jerold E. Novack
                                            ------------------------------------
                                            Jerold E. Novack
                                            Chief Financial Officer