Form 10QSB/A
period 1999-09-26
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 1999-11-18
CIK 949373

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

     Consolidated as of September 26, 1999 and
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
                                      (Unaudited)

ASSETS

Current assets:
    Cash and
    cash equivalents...............       $3,197,774                 $5,269,627
    Franchise and
    other receivables, net.........        2,225,466                    964,609
    Current maturities of
    notes receivables..............        2,154,164                  2,103,079
    Inventories....................        1,817,362                  1,355,730
    Prepaid expenses and
    other current assets...........          224,348                    206,073
    Assets held for resale.........        1,697,138                  1,633,053
                                           ---------                  ---------
       Total current assets........       11,316,252                 11,532,171

Property, plant and
equipment, net.....................        7,139,523                  6,889,876
Notes and other
receivables, net...................        1,313,928                  1,391,929
Trademarks, net....................       21,960,416                  9,966,667
Goodwill, net......................          944,336                  7,097,670
Deposits and other assets..........        1,316,753                  1,215,124
                                           ---------                  ---------
       Total assets                      $43,991,208                $38,093,437
                                         ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............       $2,085,014                 $1,750,647
    Accrued expenses...............        3,840,264                  7,279,646
    Current portion of
    long-term debt.................        1,162,486                  1,633,624
    Current portion of obligations
    under capital lease............          437,666                    398,764
                                             -------                    -------
       Total current liabilities...        7,525,430                 11,062,681

Long-term debt.....................       18,099,387                 13,530,749
Obligations under capital leases...          321,791                    115,591
Deferred rent......................          284,179                    261,638
Other liabilities..................        6,390,611                  4,179,635
Commitments and Contingencies
Stockholders' equity:
    Preferred stock,  $.001 par value;
      2,000,000  shares  authorized;
      0 shares issued and
    outstanding....................                -                          -
    Series B convertible preferred stock,
      $.001 par value; 225 Shares authorized,
      27.5 shares issued
    and outstanding................                -                          -
    Common stock, $.001 par value;
      50,000,000 shares authorized;
      10,550,498 and 9,721,322 shares
      issued and outstanding......            10,550                     9,721
    Additional paid-in capital....        34,382,682                33,703,918
    Accumulated deficit...........      (23,023,422)              (24,770,496)
                                        ------------              ------------
       Total stockholders' equity.        11,369,810                 8,943,143
                                          ----------                 ---------
       Total liabilities and
       stockholders' equity.......       $43,991,208               $38,093,437
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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:   November 18, 1999                By:/s/ Ramin Kamfar
                                            ------------------------------------
                                            R. Ramin Kamfar
                                            Chairman and Chief Executive Officer



Date:   November 18, 1999                By:/s/ Jerold E. Novack
                                            ------------------------------------
                                            Jerold E. Novack
                                            Chief Financial Officer