Form 10KSB
period 1999-12-26
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2000-03-28
CIK 949373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(D) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $39,925,398

     The aggregate market value of the voting stock held by non-affiliates per the closing stock price as of March 10, 2000 is $38,536,914.

     As of March 10, 2000, 11,418,345 shares of common stock of the issuer were outstanding.

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

ITEM 1.  BUSINESS

General

     New World Coffee - Manhattan Bagel, Inc. is the largest franchisor of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. ("MBC") resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores. On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery ("CBB") resulting in the addition of 80 franchised and licensed Chesapeake Bagel Bakery stores. At December 26, 1999, the Company's retail system consisted of approximately 377 stores, including 15 Company-owned and 362 franchised and licensed stores.

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

Industry Overview

     The US market for specialty coffee is large, fragmented and growing. According to the National Coffee Association's 1999 National Coffee Drinking Trends report, approximately 62% of all consumers (age 10+) drink coffee on a weekly basis, they drink an average of 3.5 cups per day, and the overall number of coffee drinkers has grown from approximately 140 million in 1990 to approximately 168 million in 1999. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow. From 1997 to 1999 the percentage of the U.S. population that drank a gourmet coffee beverage increased 40%.

     The US market for bagels is also large, fragmented and growing. According to the American Bagel Association sale of bagels has grown rapidly, from $429 million in 1993 to $2.3 billion in 1996. According to CREST, a market research firm, household expenditures in the bagel bakery category increased by 40% from 1996 through 1999. Management believes this growth has been driven by (i) greater consumer awareness and appreciation of gourmet coffee, specialty drinks and fresh baked bagels as a result of their increasing availability, (ii) increasing demand for all fresh premium food products where the differential in price from the commercial brands is small compared to the improvement in product quality and taste, (iii) a switch by consumers to low fat baked items such as bagels from high fat fried alternatives, and (iv) the popularity of coffee bars and bagel stores as gathering places.

Business Strategy

     The Company's objective is to be a leading bagel bakery and coffee cafe franchisor in each market in which it operates, and to support and extend its consumer brands and leverage its manufacturing infrastructure through alternate distribution channels. The key elements of this strategy include:

     Industry Consolidation. The Company's strategy is to be the consolidator of the bagel bakery industry. The industry is currently fragmented with many small to medium-sized chains operating unprofitably or at marginally profitable levels. The Company believes that the current industry environment will allow it to acquire additional stores through acquisition of its weaker competitors. These acquisitions, with subsequent conversion to one of the Company's core brands will create financial synergies as current plant capacity is utilized to supply new product sales to acquired units. In addition, the Company will be able to leverage its investment in administrative infrastructure realizing additional profits from these acquisitions.

     Differentiated Retail Brands. The Company's strategy is to differentiate and reinforce its retail brands in a way that will engender customer loyalty and position the Company as a leading specialty retailer in each of its markets. The Company's Manhattan Bagel and Chesapeake Bagel Bakery brands are positioned as purveyors of authentic "New York style" boiled and baked bagels, and of breakfast and lunch sandwiches. The Company is expanding this positioning to include a selection of specialty coffees, and a menu of cool blended drinks. The New World Coffee brand is differentiated from competitors by the Company's roasting style, which management believes delivers a more full flavored, less bitter coffee. In addition, as a coffee cafe (versus a coffee bar) the stores offer a broader and deeper selection of high quality food items throughout the day.

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

     Efficient Production System. The Company's strategy is to leverage its manufacturing and distribution systems to deliver lower operating costs and improved product quality. The Company believes that its centralized production of bagel, cream cheese, and coffee products allows for more consistent, superior products, better quality control and more rapid development, production and deployment of new products into stores systemwide. In addition, the system significantly simplifies store level operations, and eliminates the need for franchisees to commit substantial capital and labor to raw material procurement or production. The Company has recently made improvements in its coffee packaging system and continues to evaluate it's production process to take advantage of additional production efficiencies.

     Inviting Stores. The Company's strategy is to deliver a store environment for each concept which is conducive to capturing important day parts. The Company's objective is a comfortable and inviting store with layouts designed to process a large volume of transactions during the time critical day parts.
During 1999, the Company completed a redesign of its Manhattan Bagel Store design. The new design, to be utilized in stores opening in the year 2000, will more effectively promote the Company's product offerings and will allow more prominent display of seasonal product selections.

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

     Wholesale Sales. The Company's strategy is to leverage its efficient manufacturing systems, quality products and brand names in developing a significant wholesale business. The Company believes that food distributors, chain grocery stores, food service outlets and similar customers offer the Company opportunity to maximize its production capacity and distribute product through many more outlets than its franchised and Company-owned stores. During 1999, the Company established a wholesale sales department and added significant new business in the convenience store and supermarket areas.

Expansion

     A total of 14 franchised stores were opened during 1999. The Company plans to open approximately 40 franchised stores in 2000, primarily in existing markets. The Company has adopted a policy of not developing stores for its own operation and is in the process of franchising all stores currently operated by the Company.

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

     The Company has received interest from the international business community for foreign franchising opportunities with both the Manhattan Bagel and New World Coffee Brands. During 1999, the Company licensed its first franchisee in Iceland. The Company believes that the international market presents an opportunity to expand its brands. During the year 2000, the Company intends to utilize its franchise development department to expand the international market.

Retail Stores

     Manhattan Bagel. Manhattan Bagel stores are designed to combine the authentic tastes of a bagel bakery with the comfortable setting of a neighborhood meeting place. Manhattan Bagel's prototypical store blends function, style and customer comfort with the Company's traditional red and blue color scheme and simple furnishings in a relaxed social atmosphere. Walls are covered with murals designed to relate to the Manhattan Bagel brand. Manhattan Bagel stores are typically in leased locations of approximately 1,500 square feet with ample parking and indoor seating for 30 - 40 customers. During 1999, the Company redesigned its prototype store to emphasize its lunch offerings, specialty coffee drinks and cool blended drinks menu.

     Manhattan Bagel stores offer, over the course of any given year, more than 23 varieties of fresh baked bagels, as well as bagel sticks and bialys. Manhattan's bagels are baked fresh throughout the day using a traditional boil and bake process to create a light, "crunchy on the outside, chewy on the inside" bagel. Manhattan Bagel stores also offer 18 flavors of cream cheese, and an extensive variety of breakfast and lunch sandwiches, coffee, soft drinks, salads, muffins and soups. In 1998, the Company introduced a program, "Bagel, Wrapp or Roll," under which it now offers all sandwiches, previously only available on bagels, on alternative carriers, such as french rolls or wrapps, in order to enhance its lunch business. The Company expects to continue to emphasize its lunch business going forward. In 1999, the Company continued to expand its product offerings to include cool blended drinks.

     Chesapeake Bagel Bakery. Chesapeake Bagel Bakery stores offer a variety of freshly-baked bagels as well as other baked goods and dessert items. The bagels are "authentic" New York style bagels prepared fresh each day in the stores. The Chesapeake stores also offer an extensive variety of breakfast and lunch sandwiches, coffee, salads and soups.

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

     New World Coffee stores offer, over the course of any given year, up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, from coffee producing countries around the world. Regular and decaffeinated "Coffees of the Day" are fresh brewed daily with strict brewing and freshness standards. The stores also offer a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, caffe mocha and espresso machiato. New World Coffee stores offer a selection of black, herbal and fruit teas, with one selection offered as the fresh brewed "Iced Tea of the Day," and also offer freshly squeezed orange and grapefruit juice. New World Coffee stores also offer a broad and deep variety of fresh, high quality food items. Breakfast offerings include bagels, croissants, muffins, danishes and scones; lunch offerings include Italian panini sandwiches and soups; dessert items include various cakes and cookies, dessert muffins, brownies and biscotti. Management is consistently working with its suppliers to develop a selection of quality food items which will complement beverage sales.

Sourcing, Manufacturing & Distribution

     The Company believes that controlling the manufacture and distribution of coffee, bagels and cream cheeses are important elements to ensuring both product quality and profitability. To support this strategy, the Company has made significant investments in processing technology, formulations and manufacturing capacity.

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

     Cream Cheese Production. The Company blends and supplies a wide variety of cream cheeses, including low fat and no fat cream cheeses to substantially all of the Manhattan Bagel stores. The Company purchases plain cream cheese from independent suppliers and mixes in ingredients at its manufacturing facilities. The Company currently produces cream cheese in its Eatontown, NJ and Los Angeles, CA manufacturing facilities.

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

     Coffee Roasting. The Company's roasting process varies based upon the variety, origin and physical characteristics of the coffee and is designed to develop the optimal flavor and aromatics of each coffee. The Company currently roasts and packages its coffee in its Branford, CT manufacturing facility.

     Distribution. The Company's products are typically delivered to the stores by truck either directly from the manufacturing facility or through third party distributors. The Company's coffee is delivered to each New World Coffee store at least twice a week, generally within 24 hours of roasting. This enables the Company to control the freshness of the coffee sold in its stores.

Marketing

     The Company's store level marketing programs target the trade area of each store, making extensive use of direct mail and couponing. In areas of dominant influence, local marketing efforts may include radio and television advertising.

     Company-owned and franchised stores are generally required to contribute up to 2.5% of sales to the respective brand's marketing fund, which provides the stores with marketing support including in-store point of purchase and promotional materials. Print and other mass media advertising is utilized to increase consumer interest and build sales.


Franchise Program

     General. The Company considers franchising to be a key element in its continued growth. As of December 26. 1999, there were 362 franchised stores operating in 26 states and the District of Columbia. Additionally, the Company had franchise agreements signed for approximately 8 additional franchised stores. There can be no assurance that all of these stores will be opened.

     Approval. Franchisees are approved on the basis of business background, operating experience and financial resources.

     Franchise Agreements. The Company's franchise agreements typically provide for a ten year term, a franchise fee ranging from $7,500 for a kiosk-type store to $25,000 for a fully-functional store, a 5% royalty, a marketing fund contribution of 2.5% which includes a required local advertising and promotion expenditure of 1.5%, and a $5,000 minimum grand opening expenditure.

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

     Master Franchises. Since the acquisition of MBC, the Company terminated four Manhattan Bagel master franchise agreements and recovered the following territories: Florida; Maryland, Virginia and the District of Columbia; Western New York, Erie, Pennsylvania and Northeastern Ohio; North Carolina, South Carolina and Georgia. The Company currently has a single Manhattan Bagel master franchise agreement in operation in Northern California. This master franchisee is in default of its exclusive rights to its territory. The Company is currently involved in discussions with this master franchisee to reacquire its territory.

     Franchise Store Development. The Company furnishes each franchisee with assistance in selecting sites and developing stores and provides prototypical store design plans to the franchisee. Each franchisee is responsible for selecting the location for its stores, with the Company's assistance, based on accessibility and visibility of the site, targeted demographic factors, existing traffic patterns, availability of parking and proximity of synergistic retailers and competition

     Franchise Training and Support. Every franchisee is required to have a principal operator or manager approved by the Company who satisfactorily completes the Company's two-week training program and who devotes his or her full business time and efforts to the operation of the franchisee's stores. In addition to this program, the Company provides on-site training for up to seven days during the opening of franchisee's stores and ongoing support thereafter. The Company's franchise consultants, reporting to the Vice President - Franchise Operations, maintain open communication with the franchise community, relaying operating and marketing information and new ideas between the Company and its franchisees.

     Franchise Operations. All franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers.

     Franchise Advisory Council. The Company has a Franchise Advisory Council for each of its bagel brands that consists of franchisee representatives. The Advisory Councils hold regular meetings with the Company to discuss new product development, new marketing ideas, operations, growth and other relevant issues.

     Reporting. The Company collects weekly and monthly sales and other operating information from its franchisees. The Company's agreements generally permit the Company to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions and purchases of products from the Company.

Trademarks and Service Marks

     The Company's rights in its trademarks and service marks ("Marks") are a significant part of its business. The Company and its subsidiaries are the owners of the federal registration of the Marks: "Manhattan Bagel", "New World Coffee", "New World Coffee & Bagels", and "Chesapeake Bagel Bakery". Some of the Company's and its subsidiaries' Marks are also registered in several foreign countries. The Company is aware of a number of companies which use various combinations of the words "Manhattan" and/or "Bagel", some of which may have senior rights to the Company for such use, but none of which, either individually or in the aggregate, are considered to materially impair the use by the Company of its Marks. The Company is also aware of a number of companies which use various combinations of the words "New World" and/or "Coffee", some of which may have senior rights to the Company for such use, but none of which, either individually or in the aggregate, are considered to materially impair the use by the Company of its Marks, including but not limited to, the use of the name "New World Coffee" by another entity in California. It is the Company's policy to defend its Marks and the goodwill associated therewith from encroachment by others. The Marks set forth herein represent the brands of the retail outlets owned by the Company but the Company owns numerous other Marks related to its businesses.

Competition

     The coffee and bagel industries are intensely competitive and there are many well established competitors with substantially greater financial and other resources than the Company. Although competition in the specialty coffee market is currently fragmented, the Company competes and, in the future will increasingly compete with Starbucks, the market's leading retailer. Although competition in the bagel market is fragmented, the Company competes and, in the future will increasingly compete with Dunkin' Donuts, Einstein/Noah Bagel Corp., and Bruegger's Bagels. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing, and operating resources than the Company could enter the market at any time and compete directly against the Company. In addition, in virtually every major metropolitan area in which the Company operates or expects to enter, local or regional competitors already exist.

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

Government Regulation

     The Company and its franchisees are subject to various federal, state and local laws affecting the operation of their respective businesses. Each New World Coffee, Manhattan Bagel and Chesapeake Bagel Bakery store is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the store is located. Difficulties in obtaining or failures to obtain required licenses or approvals could delay or prevent the opening of a new store in a particular area. The Company's manufacturing, commissary and distribution facilities are licensed and subject to regulation by state and local health and fire codes, and the operation of its trucks is subject to Department of Transportation regulations. The Company is also subject to federal and state environmental regulations.

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

Employees

     At December 26, 1999, the Company had 390 employees, of whom 138 were store personnel, 170 were plant and support services personnel, and 82 were corporate personnel. Most store personnel work part time and are paid on an hourly basis. The Company has never experienced a work stoppage and its employees are not represented by a labor organization. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     As of December 26, 1999 the Company and its franchisees and licensees operated 377 stores, consisting of 38 New World Coffee stores, 259 Manhattan Bagel stores and 80 Chesapeake Bagel Bakery stores as follows.

STORE LOCATIONS

        State              Company      Franchised        Total
-----------------------  ------------  --------------  -------------

Alabama                            0               3              3
California                         1              27             28
Colorado                           0               5              5
Connecticut                        6               5             11
Delaware                           0               5              5
District of Columbia               0               3              3
Florida                            0              28             28
Georgia                            0              14             14
Illinois                           0               1              1
Kansas                             0               1              1
Louisiana                          0               1              1
Maryland                           0              17             17
Massachusetts                      0               2              2
Michigan                           0               4              4
Minnesota                          0               1              1
Missouri                           0               1              1
Nevada                             0               2              2
New Jersey                         0              63             63
New York                           8              43             51
North Carolina                     0              16             16
Ohio                               0               6              6
Pennsylvania                       0              63             63
South Carolina                     0               4              4
Texas                              0               8              8
Utah                               0               1              1
Virginia                           0              37             37
West Virginia                      0               1              1
                         ------------  --------------  -------------

TOTAL                             15             362            377
                         ============  ==============  =============

     Information   with  respect  to  the  Company's   headquarters,   training,
manufacturing and distribution facilities is presented below.

Location                                    Facility                                             Size
--------                                    --------                                             ----

Eatontown, NJ (a)                           Corporate Headquarters                               101,000 sqft
                                            Bagel University/Coffee University
                                            Bagel/Cream Cheese Manufacturing
                                            Distribution

Los Angeles, CA (b)                         Regional Offices                                     24,000 sqft
                                            Bagel/Cream Cheese Manufacturing
                                            Distribution

Greenville, SC (c)                          Bagel/Cream Cheese Manufacturing                     12,500 sqft

Branford, CT (d)                            Office/Training Facilities                            5,400 sqft
                                            Coffee Roasting Plant

----------------------
     (a)  This facility is leased.  Lease term ends January 31, 2005 and is subject to two 5 year extension options.

     (b)   This facility is leased, with an initial lease term through June 1, 2007 and two 5 year options.

     (c)  This facility is located on a 1.45 acre parcel of land owned by the Company.  This facility is not currently in operation.

     (d) This facility is leased through October 31, 2000.

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

     On August 17, 1999, the annual meeting of the stockholders of the Company was held at the offices of the company pursuant to a Notice of Meeting and Proxy Statement dated July 12, 1999. At the meeting, the stockholders approved a restated certificate of incorporation which provided for a one for two stock combination. Pursuant to this restatement, each holder of one share of the Company's stock became a holder of one-half share of the Company's stock. The stockholders, among other matters, approved a staggered Board of Directors whereby not more than two-fifths of the Board of Directors will be elected during any one year.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market ("Nasdaq") under the symbol "NWCI". The following table sets forth the range of high and low closing sale prices (based on transaction data as reported by NASDAQ) for the Common Stock for each fiscal quarter during the periods indicated. All values have been adjusted to reflect the 1 for 2 stock split which was effective August 24, 1999.

Fiscal 1998                                                            High             Low
                                                                       ----             ---

First Quarter (From December 29, 1997 to March 29, 1998)               $4.00            $2.56
Second Quarter (From March 30, 1998 to June 28, 1998)                  $3.82            $3.00
Third Quarter (From June 29, 1998 to September 27, 1998)               $3.50            $1.62
Fourth Quarter (From September 28, 1998 to December 27, 1998)          $3.00            $1.50

Fiscal 1999                                                            High             Low
                                                                       ----             ---

First Quarter (From December 28, 1998 to March 28, 1999)               $2.76            $1.50
Second Quarter (From March 29, 1999 to June 27, 1999)                  $2.06            $1.50
Third Quarter (From June 28, 1999 to September 26, 1999)               $1.94            $1.38
Fourth Quarter (From September 27, 1999 to December 26, 1999)          $2.64            $1.63

     On March 10, 2000 the closing price for the Company's Common Stock as reported by NASDAQ was $3.375 per share.

     As of March 10, 2000, there were approximately 156 holders of record of the Common Stock. This number does not include individual stockholders who own Common Stock registered in the name of a nominee under nominee security listings.

     The Company has not declared or paid any cash dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future and is precluded from paying dividends under its bank agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World Coffee - Manhattan Bagel, Inc. is the largest franchisor of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores. On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery resulting in the addition of 80 franchised and licensed Chesapeake Bagel Bakery stores. At December 26, 1999, the Company's retail system consisted of approximately 377 stores, including 15 Company-owned and 362 franchised and licensed stores.

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

Results of Operations

     Year Ended December 26, 1999 Compared To Year Ended December 27, 1998

     All  revenue  and  expense   figures  below  reflect  the  results  of  the
acquisition of Manhattan Bagel Company, Inc. on November 24, 1998.

     Revenues. Total revenues increased 131.0% to $39,925,398 for fiscal 1999 from $17,282,524 for fiscal 1998. Manufacturing revenues increased to $25,104,635 or 62.9% of revenues. The increase was primarily attributable to manufacturing revenues associated with MBC being included in the Company's results for fiscal 1999. Royalties and franchise related revenues increased to $6,171,413 or 15.5% of total revenues from $2,728,137 or 15.8% of total revenues for the comparable 1998 period. The increase was primarily attributable to royalties and franchise revenues associated with MBC being included in the Company's results for fiscal 1999 and additional revenues attributable to the acquisition of the assets of CBB during fiscal 1999. Retail sales decreased
30.0% to $8,649,350 for fiscal 1999 from  $12,361,242  for the  comparable  1998 period, primarily due to the sale of Company-owed stores to franchisees.

     Costs and Expenses. Cost of Sales as a percentage of related manufacturing and retail sales improved to 82.8% in fiscal 1999 from 85.6% in fiscal 1998. The reduction in costs was attributable to a more profitable product mix as the Company shifted from a predominantly retail sales mix in fiscal 1998 to a predominantly manufactured goods sales mix in fiscal 1999.

     General and administrative expenses as a percentage of total revenues decreased to 15.4% in fiscal 1999 from 20.0% in fiscal 1998. The decline in general and administrative expenses as a percentage of total revenues reflects the elimination of duplicative expenses after the acquisition of MBC, the Company's efforts to streamline certain administrative functions and the higher revenue base available in fiscal 1999.

     Depreciation and amortization expenses as a percentage of total revenues decreased to 5.6% for fiscal 1999 from 8.5% for fiscal 1998 primarily due to an increase in the Company's revenue base, the sale of Company-owned stores to franchisees and the Company's compliance with FASB 121.

     In fiscal 1998, the Company recorded the following charges: a $4,235,266 non-cash charge in compliance with FASB 121; a $1,874,212 restructuring charge relating to the closing of its New York office and costs associated with the elimination of duplicate corporate functions; and a $350,000 provision for store closings. No similar charges where recorded in fiscal 1999.

     Income from Operations. Income from operations increased to $ 3,591,093 for fiscal 1999 from a loss from operations of ($6,566,143) in fiscal 1998. The increase in income from operations in 1999 reflects the Company's increased revenue base coupled with post-acquisition cost savings attributable to the acquisition of MBC and the elimination of non-cash charges pursuant to FASB 121 and store closing costs.

     Interest expense, net for fiscal 1999 increased to $1,407,018 or 3.5% of revenues from $925,467 or 5.4% of revenues for fiscal 1998. The increase in interest expense is attributable to debt incurred in connection with the acquisitions of MBC and CBB.

     Extraordinary item. The extraordinary item in fiscal 1999 resulted from the early extinguishment of debt at a discount from its face value. During 1999, the Company settled its liability with the Manhattan Bagel Unsecured Creditors' Trust for an amount less than its carrying value. The discount, net of related costs incurred to extinguish the debt is reflected as an extraordinary item in fiscal 1999. There were no comparable items in fiscal 1998.

     Net Income. Net income for fiscal 1999 increased to $2,424,098 or 6.1% of revenues from a loss of ($7,491,610) or (43.4%) of revenues in fiscal 1998. The primary reasons for the increase in net income were the increased revenue base for fiscal 1999, elimination of non-cash charges in connection with realization of assets, elimination of provision for store closing costs and cost savings associated with the integration of New World Coffee and MBC administrative functions.

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

     Depreciation and amortization expenses as a percentage of total revenues for fiscal 1998 decreased to 8.5% from 14.4% for fiscal 1997 primarily due to an increase in the Company's revenue base, the sale of Company-owned stores to franchisees and the Company's compliance with FASB 121.

     General and administrative expenses as a percentage of total revenues for fiscal 1998 increased to 20.0% from 18.8% for fiscal 1997 primarily due to the acquisition of Manhattan Bagel and additional training costs incurred from the sale of Company-owned stores to franchisees.

     In 1998 the Company recorded the following charges: a $4,235,266 non-cash charge in compliance with FASB 121; a $1,874,212 restructuring charge relating to the closing of its New York office and costs associated with the elimination of duplicate corporate functions; and a $350,000 provision for store closings. In 1997, in compliance with FASB 121, the Company recorded a non-cash charge of $3,480,977. See Note 3 Impairment of "Long-Lived Assets" on page F-10 and Note 9 "Store Provisions for Store Closings and Reorganization Costs" on page F-13.

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

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. During 1999, MBC contributed substantially all of the profitablility of the Company and accordingly, the valuation allowance relating to such deferred tax assets has been reversed. The offsetting benefit has been reflected as a reduction of the goodwill recorded in connection with the acquisition of MBC. At December 26, 1999, the Company had net operating loss carryforwards of approximately $25,000,000 available to offset future taxable income. These amounts expire at various times through 2019. As a result of ownership changes resulting from sales of equity securities and the acquistion of MBC the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     On November 4, 1999, the Company completed a private placement of 481,738 shares realizing approximately $650,000 net of offering expenses.

     On August 31, 1999, the Company completed a $15,000,000 debt transaction with a Bank consisting of a term loan in the amount of $12,000,000 and a revolving credit facility of $ 3,000,000 of which the Company had drawn $ 1,500,000 as of the date of the transaction. Proceeds from the debt transaction were used to extinguish the Company's debt to BET Associates, L.P. and the Manhattan Bagel Unsecured Creditors' Trust and for the acquisition of the assets of Chesapeake Bagel Bakery as well for general corporate purposes.

     On August 31, 1999, the Company completed a $1,500,000 debt transaction with the seller of the assets of Chesapeake Bagel Bakery pursuant to the acquisition of such assets. The note provides for quarterly payments of interest only at 10%, with principal payments totaling $675,000 and $825,000 in fiscal 2003 and 2004, respectively.

     On December 23, 1998, the Company, through its wholly owned subsidiary Manhattan Bagel Company, Inc. completed a $2.8 million refinancing of its Economic Development Agency bonds. These bonds have a 10-year maturity with an interest rate of 9%.

     The Company plans to satisfy any of its capital requirements in 2000 through cash flow from operations and the sale of Company-owned stores to franchisees which should generate additional cash. The Company may also raise capital through additional equity offerings.

     At December 26, 1999, the Company had working capital of $1,444,202 compared to working capital of $469,490 at December 27, 1998.

     The Company had net cash provided by operating activities of $1,734,674 for fiscal 1999 and net cash used in operating activities of $4,018,232 for fiscal 1998. The primary reasons for the improvement in cash provided by operations was the increase in net income for fiscal 1999.

     The Company had net cash used in investing activities of $ 2,864,229 for fiscal 1999 and $2,253,082 for fiscal 1998.The primary use of cash for investing activities was the acquisition of the assets of Chesapeake Bagel Bakery and capital expenditures for improvements to the Company's infrastructure.

     The Company had net cash used by financing activities of $1,259,730 for fiscal 1999 and net cash provided by financing activities of $10,391,928 for fiscal 1998. The primary use of cash for financing activities relates to the repayment of debt and additional costs the Company has agreed to absorb subsequent to the reorganization of the Manhattan Bagel Company, Inc. During fiscal 1999, the Company paid approximately $3,666,000 of costs attributable to the acquisition of MBC.

Hardware and Software System, Year 2000 Compliance

     During 1999, the Company performed a comprehensive review of all hardware and related software for year 2000 compliance. Upgrades were made to both hardware and software at the Company's headquarters and in Company-owned stores. All hardware and software installed was certified as year 2000 compliant. All systems were tested prior to the close of the 1999 calendar year.

     The Company has experienced no incidences of non-compliant software or hardware during the year 2000 to date.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, key employees and executive officers of the Company and their ages as of the date of this 10-KSB are as follows:

Name                                  Age                 Position with the Company
----                                  ---                 -------------------------

R. Ramin Kamfar                       36                  Chairman and Chief Executive Officer and Director
Sanford Nacht                         67                  President and Chief Operating Officer
Jerold E.  Novack                     44                  Chief Financial Officer, Treasurer and Secretary
Michael Konig                         39                  General Counsel
Michael Lubitz                        43                  Corporate Controller
Michael Ryan                          44                  Vice President - Franchise Services
Rocco Fiorentino                      44                  Vice President - Business Development
Keith F.  Barket/(1)/(2)              38                  Director
Karen Hogan/(1)                       38                  Director
Edward McCabe/(2)                     61                  Director
Leonard Tannenbaum                    28                  Director

(1) Member of Audit Committee
(2) Member of Compensation Committee

     Mr. Kamfar has served as a Director since founding the Company and as Chairman and Chief Executive Officer since December 1998. From May 1996 to December 1998, he served as President and Chief Executive Officer of the Company. Between October 1993 and May 1996, Mr. Kamfar served in a number of functions, including Co-President and Co-Chief Executive Officer of the Company. Between 1988 and 1993, he worked in the Investment Banking Division of Lehman Brothers Inc., New York, NY, most recently as a Vice President in the firm's Private Placement Group. Prior to Lehman Brothers, Mr. Kamfar worked at First Growth (U.K.) Ltd. where he gained experience in real estate finance and development. Mr. Kamfar has a B.S. degree with distinction in Finance from the University of Maryland and an M.B.A. degree with distinction in Finance from The Wharton School at the University of Pennsylvania.

     Mr. Nacht has served as President and Chief Operating Officer of the Company since December 1998. From September 1997 to December 1998, Mr. Nacht, as President of Sterling Management Group, LLC, Princeton, NJ, served Manhattan Bagel Company, Inc. as a management and operations consultant. From 1995 to 1997, Mr. Nacht was employed by York Management Services, Inc., a private investment and turnaround management company located in Somerset, NJ, in various positions including President and Chief Executive Officer. From 1990 to 1994, Mr. Nacht was Chief Executive Officer for Gordon Construction, New York, NY. From 1974 to 1985, Mr. Nacht served as a regional Master Franchisor for ERA Real Estate, where he developed the New Jersey and Pennsylvania markets for ERA. Mr. Nacht has an undergraduate degree from the Wharton School at the University of Pennsylvania and an M.B.A. degree from Pace University.

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

     Mr. Konig joined the Company in January 1999 and serves as General Counsel. From March 1998 to December 1998, Mr. Konig served as a consultant to the Company regarding its acquisition of MBC, and maintained a separate client base. From March 1997 to March 1998, Mr. Konig served as Chief Operating Officer and General Counsel to Anthony L., L.L.C. and J.S.P. Footwear, Inc., manufacturers and distributors of branded footwear and clothing lines generating $60 million of annual revenues. From September 1989 to March 1997, Mr.

 Konig was an attorney in private practice with Greenbaum Rowe Smith Ravin Davis & Himmel, LLP of Woodbridge, NJ, concentrating in Commercial Litigation, Bankruptcy Law and Corporate Transactions. From September 1987 to September 1989, Mr. Konig was an attorney in private practice with Ravin Sarasohn Cook Baumgarten Fisch & Baime of Roseland, NJ, concentrating in Bankruptcy Law. Mr. Konig received a J.D. (cum laude) from California Western School of Law and an M.B.A. in Finance with high honors from San Diego State University.

     Mr. Lubitz, C.P.A joined the Company in February 1999 and serves as Corporate Controller. From 1996 through January of 1999, Mr. Lubitz served as Corporate Controller of The Princeton Review, New York, NY a leading test preparation company. From 1986 to 1995, Mr. Lubitz was a Certified Public Accountant in Public Practice with the firm of Becker, Sarran & Lubitz, Chartered of Bethesda, MD. From 1982 to 1985. Mr. Lubitz served as Vice President - Finance of Resource Ventures, Inc., Alexandria, VA, an international trading and transportation company. Prior to 1982, Mr. Lubitz was an Auditor with Arthur Andersen & Co., New York, NY. Mr. Lubitz holds B.S. degrees in Accounting and Industrial Relations from Rider University. Mr. Lubitz received his CPA certification from the state of Pennsylvania in 1980.

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

     Mr. Barket has served as a director of the Company since June 1995. Mr. Barket is the Managing Director - Real Estate for Angelo, Gordon & Co., New York, NY. From 1988 to 1997, Mr. Barket was a Managing Director of Amerimar Enterprises Inc., New York, NY, a real estate investment and development company during which time he was involved in a variety of office, retail, residential and hotel projects. From 1984 to 1986, he worked as a senior tax accountant with Arthur Andersen & Co., New York, NY. Mr. Barket has a B.A. degree from Georgetown University and an M.B.A. degree from The Wharton School at the University of Pennsylvania.

     Mr. McCabe has served as director of the Company since February 1997. Mr. McCabe has served as a marketing and investment banking consultant since 1998. From 1991 to 1998, Mr. McCabe was Chief Executive Officer of McCabe & Company, New York, NY, an advertising and communications company. From 1967 to 1986 he served in various capacities, most recently as President and Worldwide Creative Director, at Scali, McCabe, Sloves, Inc., New York, NY, an advertising agency he co-founded.

     Ms. Hogan has served as a director of the Company since December 1997. From 1992 to 1997, Ms. Hogan served as Senior Vice President, Preferred Stock Product Management at Lehman Brothers, Inc., New York, NY. From 1985 to 1992, Ms. Hogan served as Vice President, New Product Development Group at Lehman Brothers, Inc., New york, NY. Ms. Hogan has a B.S. degree from the State University of New York at Albany and an M.B.A. degree in Finance and Economics from Princeton University.

     Mr. Tannenbaum, C.F.A., has served as a director of the Company since March 1999. Mr. Tannenbaum is currently a managing partner at MYFM Capital, LLC which he founded in 1999. He is also President of CollectingNation.com, a leading online auction site. From April 1997 to 1999, he was a principal with LAR Management, Inc., a hedge fund manager. From June 1996 to April 1997, he was an associate with Pilgrim Baxter, a mutual fund manager. From 1994 to 1996, he was an Assistant Vice President and analyst in the Small Company Group at Merrill Lynch. Mr. Tannenbaum is a director of Contech, Inc., a publicly traded company. Mr. Tannenbaum is a graduate of The Wharton School of The University of Pennsylvania, where he received a B.S. in Strategic Management and an M.B.A. in Finance.

     All directors currently serve for one to three-year terms and until their successors have been elected and qualified. Beginning with the election of directors in the year 2000, all directors will be elected to terms of three years on a staggered basis. Officers are elected annually and serve at the discretion of the board. There are no family relationships between any of the directors or executive officers of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

     The following table provides certain information concerning the compensation earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company during 1999, and any executive officers of the Company who received compensation in excess of $100,000 during 1998 and 1999 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                                             -------------------
                                                                                           Securities
                                                                                           Underlying
                                                                        Other Annual        Options/
     Name and Principal Position         Salary ($)     Bonus ($)     Compensation ($)      SARs (#)
     ---------------------------         ----------     ---------     ----------------      --------

R.  Ramin Kamfar.................           $175,000        $87,500          $24,000(1)        -
 Chairman and Chief Executive
 Officer

Sanford Nacht...................            $160,000        $40,000           $4,800(1)        -
 President and Chief Operating
 Officer

Jerold E.  Novack................           $150,000        $37,500          $12,000(1)         125,000
Chief Financial Officer

Barry Levine                                $120,000        -                 $6,000(1)        -
 Vice President - Coffee

Robert Williams                             $120,000        -                 $6,000(1)        -
 Vice President - Coffee

     (1) Represents car and commuting allowances for the respective individuals.

Stock Option Grants

     Set forth below is information on grants of stock options for the Named Executive Officers for the period December 27, 1998 to December 26, 1999.





                              OPTION GRANTS IN 1999

                                Individual Grants

                                                                                                Potential Realizable
                               Number of       Percentage of                                      Value At Assumed
                               Securities      Total Options       Exercise                        Annual Rates of
                               Underlying       Granted to          Price                            Stock Price
                                 Option        Employees in         ($ per       Expiration         Appreciation
                                Granted         Fiscal Year         share)          Date         for Option Term (1)
                                -------         -----------         ------          ----         ---------------

Jerold Novack............          125,000                100%      $2.00           12/01/09      $87,181      $286,905


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

                               1999 OPTION VALUES

                                                 Number of
                                             Securities Underlying                      Value of Unexercised
                                             Unexercised Options                        In-the-Money Options
                                                At Year End                              at Year End ($) (1)
                                                -----------                              -------------------
           Name                       Exercisable          Unexercisable          Exercisable           Unexercisable
           ----                       -----------          -------------          -----------           -------------

R.  Ramin Kamfar.......                 184,367                      -               $74,127                      -

Jerold E.  Novack......                 221,662                      -              $208,123                      -

Sanford Nacht.........                   62,500                 62,500               $85,938                $85,938


     (1)  Calculated based on an assumed share price of $3.375 per share, less the exercise price payable for such shares.

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

     As of November 1998, the Company entered into an employment agreement with Mr. Nacht, the Company's President which was amended as of March 2000. The agreement expires on December 1, 2000, but is automatically renewed for additional one-year periods unless either party gives notice to the other of its desire not to renew such term, which notice must be given no later than ninety
(90) days prior to the commencement of any such renewal. The agreement provides for a compensation package of $160,000 per year, an annual service bonus equal to twenty-five (25%) percent of the base salary payable during each fiscal year, and an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year. In lieu of any of the foregoing bonus provisions for the year ending December 31, 1998, Mr. Nacht is entitled to a guaranteed bonus of (i) $100,000 payable within ten days after the effective date of the plan of reorganization of Manhattan Bagel Company, Inc. and (ii) $100,000 payable during calendar year 1999, at the same time as 1998 bonuses are paid to other executive employees of the Company but in no event later than March 31, 1999. Pursuant to the agreement, Mr. Nacht has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that the Company terminates Mr. Nacht's employment other than for cause, he will be paid severance compensation equal to his annual base salary (at the rate payable at the time of such termination) for a period of nine months. In the event Mr. Nacht terminates his employment voluntarily, Mr. Nacht will be paid severance compensation equal to his annual base salary plus annual service bonus (at the rate payable at the time of such termination) for a period of six months. For a period of two years following Mr. Nacht's termination for any reason other than an unremedied material default by the Company, Mr. Nacht cannot, directly or indirectly, within 50 miles of any location operated by the Company or a franchisee, conduct or have an interest in, or consult for or have any relationship with any business 25% or more of the sales of which are represented by sales of coffee and bagels.

     As of November 24, 1998, the Company entered into an employment agreement with Mr. J. Gennusa, the Company's Vice President Manufacturing. The agreement expires on November 23, 2000, but is automatically renewed for additional one-year periods unless either party gives notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the commencement of any such renewal. The agreement provides for a compensation package of $132,500 per year, an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the annual operating budget of the Company for such fiscal year has been achieved, and an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the operating budget for which Mr. J. Gennusa is responsible is achieved. In addition, Mr. J. Gennusa has been granted options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $3.31, which options expire ten years from the date of grant. Pursuant to the agreement, Mr. J. Gennusa has agreed to maintain the confidentiality of any confidential or proprietary information of the Company. In the event that Mr. J. Gennusa's employment agreement is terminated for any reason other than the expiration of its term, the Company shall not be obligated to pay any compensation or expenses or provide other benefits other than those accrued to the date of termination.

     As of November 24, 1998, the Company entered into an employment agreement with Mr. A. Gennusa, the Company's Vice President Construction. The agreement expires on November 23, 2000, but is automatically renewed for additional one-year periods unless either party gives notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the commencement of any such renewal. The agreement provides for a compensation package of $132,500 per year, an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the annual operating budget of the Company for such fiscal year has been achieved, and an annual performance bonus of up to twenty-five (25%) percent of the base salary payable during each fiscal year if the operating budget for which Mr. A. Gennusa is responsible is achieved. In addition, Mr. A. Gennusa has been granted options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $3.31, which options expire ten years from the date of grant. Pursuant to the agreement, Mr. A. Gennusa has agreed to maintain the confidentiality of any confidential or proprietary information of the Company. In the event that Mr. A. Gennusa's employment agreement is terminated for any reason other than the expiration of its term, the Company shall not be obligated to pay any compensation or expenses or provide other benefits other than those accrued to the date of termination.

Directors' Compensation

     Each non-employee director of the Company is paid $2,000 for each of the quarterly Board meetings of each calendar year, $1,000 for each additional Board meeting held in the same calendar year and $500 for each committee meeting. Such payments are made in Common Stock of the Company. Employee directors are not compensated for service provided as directors. Additionally, each non-employee director receives stock options to purchase 10,000 shares of Common Stock on the date on which such person first becomes a director, and on October 1 of each year if, on such date, he or she shall have served on the Company's Board of Directors for at least six months. The exercise price of such options shall be equal to the market value of the shares of Common Stock on the date of grant. All directors are reimbursed for out-of-pocket expenses incurred by them in connection with attendance of Board meetings and committee meetings.

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

     At present, there is pending litigation involving certain officers of the Company where indemnification may be required. These involve routine litigations in respect to which the officers were believed to be acting solely in their corporate capacity.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 10, 2000 (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Named Executive Officers, (iii) by each of the Company's directors and nominees, and
(iv) by all directors and executive officers as a group. The Company believes that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                                      Shares
                                                                                   Beneficially
Name and Address of Beneficial Owner                                                  Owned               Percentage
------------------------------------                                                  -----               ----------

Manhattan Bagel Unsecured Creditors' Trust                                          1,086,957               9.52%

R.  Ramin Kamfar....................................................                  447,317(1)            3.92%
  Chairman and Chief Executive Officer
  And Director

Sanford Nacht ......................................................                   62,500(2)               *
  President and Chief Operating Officer

Jerold E.  Novack ..................................................                  392,862(3)            3.44%
  Vice President - Finance

Keith F.  Barket ...................................................                   42,361(4)               *
  Director

Edward McCabe ......................................................                   28,348(5)               *
  Director

Karen Hogan ........................................................                   35,274(6)               *
  Director

Leonard Tannenbaum .................................................                   26,005(6)               *
  Director

All directors and executive officers
 As a group (11 persons)............................................                1,679,322              14.71%
--------------------
*Less than one percent (1%).


     (1) Includes 184,367 shares which may be acquired upon the exercise of presently exercisable options.

     (2) Includes 62,500 shares which may be acquired upon the exercise of presently exercisable options. Does not include 62,500 shares underlying stock options which are not exercisable within 60 days.

     (3) Includes 221,662 shares which may be acquired upon the exercise of presently exercisable options.

     (4) Includes 27,000 shares which may be acquired upon the exercise of presently exercisable options.

     (5) Includes 25,000 shares which may be acquired upon the exercise of presently exercisable options.

     (6) Includes 20,000 shares which may be acquired upon the exercise of presently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On or about March 25, 1998, the officers of the Company, R. Ramin Kamfar and Jerold E. Novack, signed an agreement to purchase four stores from the Company. Mr. Kamfar is Chief Executive Officer of the Company and Mr. Novack is Chief Financial Officer. The purchase price was $1,250,000. This transaction was approved by the Board of Directors of the Company. The Company believes that the terms of this transaction are as favorable to the Company a those which could have been obtained from unaffiliated third parties. During 1999, these stores were resold.

     Leonard Tannenbaum, a director of the Company, is a limited partner and ten (10%) owner in BET Associates, L.P. ("BET"). On November 24, 1998, the Company completed a $5 million dollar debt transaction with BET, which funds were used for the acquisition of Manhattan Bagel. In 1999, the obligation to BET was repaid pursuant to the refinancing of the Company's debt. In connection with the refinance of the Company's debt, a Company controlled by Mr. Tannenbaum was paid $150,000 in advisory fees for services provided.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1      Articles of incorporation (1)
     3.1.1    Restated Certificate of Incorporation (8)
     3.2      By-laws (2)
     4.1      Specimen Common Stock Certificate of Registrant (2)
     4.2      Form of Representatives' Warrant Agreement, including Form of Representatives Warrant (2)
     4.3      Certificate of Designation of Series B Preferred Stock (5)
     10.1     1994 Stock Plan (2)
     10.2     1999 Employment Agreement with R.  Ramin Kamfar (to be filed)
     10.3     1999 Employment Agreement with Jerold Novack (to be filed)
     10.4     Investor Rights Agreement (2)
     10.5     Directors' Option Plan (2)
     10.6     Form of Franchise Agreement (6)
     10.7     Form of Store Franchise Sale Agreement (6)
     10.8     Manhattan  Bagel  Company,  Inc. - Debtor in Possession  Amended  Acquisition  Agreement and Exhibits
              (7)
     10.9     Manhattan  Bagel  Company,  Inc. - Debtor in Possession  First  Amended Joint Plan of  Reorganization
              (7)
     10.10    Manhattan Bagel Company, Inc.  - Debtor in Possession Confirmation Order (7)
     10.11    1999 Employment Agreement with Sanford Nacht, as amended (to be filed)
     10.12    Credit Agreement dated August 31, 1999 by and among the Company,  its active  subsidiaries and BankBoston,
              N.A.(8)
     10.13    Rights  Agreement  between New World  Coffee-Manhattan  Bagel,  Inc. and American  Stock  Transfer & Trust
              Company, as Rights Agent, dated as of June 7, 1999(9)
     11.1     Statement re computation  of per share  earnings  (included in the
              Financial Statements forming a part of this 10-KSB)
     21.1     List of Subsidiaries (10)
     27.1     Financial Data Schedule
-----------------

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

     (4) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 12, 1996.

     (5) Incorporated by reference from Registrant's Report on Form 10-KSB, for the Fiscal Year Ended December 29, 1996.

     (6) Incorporated by reference from Registrant's Report on Form 10-KSB, for the Fiscal Year Ended December 28, 1997.

     (7) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 24, 1998.

     (8) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 7, 1999.

     (9) Incorporated by reference from Registrant's Current Report on Form 8-K dated October 13, 1999.

     (10) Incorporated by reference from Registrant's Report on Form 10-KSB, for the Fiscal Year Ended December 27, 1998.

(b) Reports on Form 8-K

During the fourth quarter of 1999, the Company filed a Report on Form 8-K with respect to a letter of intent to acquire New York Bagel Enterprises, Inc.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         New World Coffee-Manhattan Bagel, Inc.

                                         By: /s/Ramin Kamfar
                                             ---------------
                                         Ramin Kamfar
                                         Chief Executive Officer

Dated: March 27, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



             Signature                                  Title                                       Date
             ---------                                  -----                                       ----

/s/Ramin R.  Kamfar                  Chairman of the Board of Directors; Chief
----------------------               Executive Officer                            March 27, 2000
Ramin R.  Kamfar

/s/Jerold E.  Novack                 Chief Financial Officer                      March 27, 2000
----------------------
Jerold E.  Novack

/s/Ed McCabe                         Director                                     March 27, 2000
----------------------
Ed McCabe

/s/Keith Barket                      Director                                     March 27, 2000
----------------------
Keith Barket

/s/Leonard Tannenbaum                Director                                     March 27, 2000
----------------------
Leonard Tannenbaum

/s/Karen Hogan                       Director                                     March 27, 2000
----------------------
Karen Hogan

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                               Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                        F-1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of December 26, 1999                                                         F-2

     Consolidated Statements of Operations for the Years Ended December 26, 1999 and December 27, 1998          F-3

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
        December 26, 1999 and December 27, 1998                                                                 F-4

     Consolidated Statements of Cash Flows for the Years Ended December 26, 1999
        and December 27, 1998                                                                             F-5 - F-6

     Notes to Consolidated Financial Statements                                                          F-7 - F-18


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To New World Coffee - Manhattan Bagel, Inc.:

     We have audited the accompanying consolidated balance sheet of New World Coffee - Manhattan Bagel, Inc. (a Delaware corporation) and subsidiaries as of December 26, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 26, 1999 and December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New World Coffee - Manhattan Bagel, Inc. and subsidiaries as of December 26, 1999 and the results of their operations and their cash flows for the years ended December 26, 1999 and December 27, 1998, in conformity with generally accepted accounting principles.




Arthur Andersen LLP
New York, New York
March 24, 2000

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 26, 1999



                                                        Assets
Current Assets:
     Cash and cash equivalents                                                                              $2,880,342
     Franchise and other receivables, net                                                                    2,011,398
     Current maturities of notes receivable                                                                  1,959,454
     Inventories                                                                                             1,845,354
     Prepaid expenses and other current assets                                                                 275,694
     Deferred income taxes - current portion                                                                   500,000
     Assets held for resale                                                                                  1,595,036
                                                                                                       ----------------
          Total current assets                                                                              11,067,278

Property, plant and equipment, net                                                                           7,017,513
Notes and other receivables, net                                                                             1,143,073
Trademarks, net                                                                                             15,988,993
Goodwill, net                                                                                                2,312,645
Deferred income taxes                                                                                        6,000,000
Deposits and other assets                                                                                      495,296
                                                                                                       ----------------
          Total Assets                                                                                     $44,024,798
                                                                                                       ================

                                         Liabilities And Stockholders' Equity
Current Liabilities:
      Accounts payable                                                                                      $2,014,703
      Accrued expenses                                                                                       4,554,880
      Current portion of long-term debt                                                                      2,840,492
      Current portion of obligations under capital leases                                                      163,359
      Other current liabilities                                                                                 49,642
                                                                                                       ----------------
          Total current liabilities                                                                          9,623,076

Long-term debt                                                                                              15,557,416
Obligations under capital leases                                                                               230,692
Deferred rent                                                                                                  227,065
Other long term liabilities                                                                                  6,014,784
Commitments and contingencies (Note 13) Stockholders' equity:
      Preferred stock, $.001 par value; 2,000,000 shares authorized; 0 shares issued and                             -
       Outstanding
      Series  A  convertible  preferred  stock,  $.001  par  value;  400  shares
       authorized, 0 shares issued and outstanding                                                                   -
      Series B convertible preferred stock, $.001 par value; 225 shares authorized, 0 shares
       issued and outstanding                                                                                        -
      Common stock, $.001 par value; 50,000,000 shares authorized; 11,313,508 shares issued
       and outstanding                                                                                          11,314
      Additional paid-in capital                                                                            34,706,849
      Accumulated deficit                                                                                  (22,346,398)
                                                                                                       ----------------
         Total stockholders' equity                                                                         12,371,765
                                                                                                       ----------------
         Total liabilities and stockholders' equity                                                        $44,024,798
                                                                                                       ================

     The accompanying notes are an integral part of this consolidated balance sheet.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

                                                                                          1999                 1998
                                                                                   -------------------    ----------------

Revenues:
       Manufacturing revenues                                                        $25,104,635             $2,193,145
       Franchise-related revenues                                                      6,171,413              2,728,137
       Retail sales                                                                    8,649,350             12,361,242
                                                                                   -------------------    ----------------
Total Revenues                                                                        39,925,398             17,282,524

Cost of Sales                                                                         27,948,455              12,463894
General and administrative expenses                                                    6,136,510              3,461,839
Depreciation and amortization                                                          2,249,340              1,463,456
Provision for store closings and reorganization costs                                          -              2,224,212
Non-cash charge in connection with the realization of assets                                   -              4,235,266
                                                                                   -------------------    ----------------
        Income (loss) from Operations                                                  3,591,093             (6,566,143)
Interest expense, net                                                                  1,407,018                925,467
                                                                                   -------------------    ----------------
        Income before extraordinary item                                               2,184,075             (7,491,610)
Extraordinary item
       Net gain from early extinquishment of debt                                        240,023                   -
                                                                                   -------------------    ----------------

Net Income (loss)                                                                     $2,424,098            ($7,491,610)
                                                                                   ===================    ================

Net income (loss) per common share - Basic
     Income (loss) before extraordinary item                                                $.22                 $(1.09)
                                                                                   ===================    ================
     Extraordinary item                                                                     $.02                   -
                                                                                   ===================    ================
     Net income(loss)                                                                       $.24                 $(1.09)
                                                                                   ===================    ================


Net income (loss) per common share - Diluted
     Income (loss) before extraordinary item                                                $.21                 $(1.09)
                                                                                   ===================    ================
     Extraordinary item                                                                     $.02                   -
                                                                                   ===================    ================
     Net income(loss)                                                                       $.23                 $(1.09)
                                                                                   ===================    ================

Weighted average number of common shares outstanding:
        Basic                                                                              10,317,490         6,857,846
                                                                                   ===================    ================
        Diluted                                                                            10,692,613         6,857,846
                                                                                   ===================    ================
The accompanying notes are an integral part of these consolidated statements.


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


                                                          Series A Preferred     Series B Preferred
                                                                Stock                  Stock           Common Stock
                                                          Shares      Amount     Shares     Amount       Shares
                                                          ------      ------     ------     ------       ------

BALANCE, December 28, 1997 ...........................      --         $--      109.75       $--        $5,817,072

    Issuance of common stock, net of offering expenses      --          --          --        --         2,176,738
    Common stock issued in connection with the
       conversion of Series B convertible preferred
       stock .........................................      --          --      (51.25)       --           240,555
    Common stock issued in connection with the
       acquisition (Note 10) .........................      --          --          --        --         1,486,957
    Net loss

                                                            --          --          --        --              --

                                                          ------      ------     ------      ------     ----------

BALANCE, December 27, 1998 ...........................      --          --        58.5        --         9,721,322

    Issuance of common stock, net of offering expenses                                                   1,167,171
    Common stock issued in connection with the
       conversion of Series B convertible preferred
       stock .........................................      --          --       (58.5)       --           425,015

    Net Income .......................................      --          --          --        --              --
                                                          ------      ------     ------      ------     ----------


BALANCE, December 26, 1999 ...........................      --         $--          --       $--        11,313,508
                                                          ======      ======     ======      ======     ==========

                                                                        Additional                        Total
                                                           Common Stock   Paid-in      Accumulated     Stockholders'
                                                              Amount      Capital        Deficit           Equity
                                                              ------      -------        -------           ------


BALANCE, December 28, 1997 ...........................      $   5,817    $ 25,179,258    ($17,278,886)   $  7,906,189


    Issuance of common stock, net of offering expenses          2,177       4,376,386            --         4,378,563
    Common stock issued in connection with the
       conversion of Series B convertible preferred
       stock .........................................            241            (241)           --              --
    Common stock issued in connection with the
       acquisition (Note 10) .........................          1,487       4,148,513            --         4,150,000
    Net loss                                                     --              --        (7,491,610)     (7,491,610)
                                                          -----------    ------------      ----------      ----------


BALANCE, December 27, 1998 ...........................         9,722       33,703,916     (24,770,496)      8,943,142

    Issuance of common stock, net of offering expenses          1,167       1,003,358            --         1,004,525
    Common stock issued in connection with the
       conversion of Series B convertible preferred
       stock .........................................            425          (425)             --                 -

    Net Income .......................................           --              --         2,424,098       2,424,098
                                                          -----------    ------------      ----------      ----------

BALANCE, December 26, 1999 ...........................   $     11,314    $ 34,706,849    ($22,346,398)   $ 12,371,765
                                                          ===========    ============     ===========    ============


The accompanying notes are an integral part of these consolidated statements.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


                                                                                              1999            1998
                                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                        $ 2,424,098      ($7,491,610)
 Adjustments  to  reconcile  net loss to net cash used in  operating  activities
   Changes due to restructuring and store closing activities:
      Non-cash charge in connection with the realization of assets                                  -        4,235,266
      Provision for store closing costs and restructuring charges                                   -        2,224,212
   Write-off of fixed assets                                                                        -                -
   Depreciation and amortization                                                            2,249,545        1,463,456
   Gain on sales of fixed assets                                                             (703,822)      (1,623,442)
   Extraordinary gain from the early extinguishment of debt                                 (240,023)
   Provision for uncollectable notes receivable                                                     -          198,331
   Changes in operating assets and liabilities-
      Receivables                                                                          (1,046,789)          54,708
      Inventories                                                                            (489,624)          22,111
      Prepaid expenses                                                                        (69,621)         (54,366)
      Deposits and other assets                                                               655,522          564,041
      Receipts on notes receivable                                                            994,881       (1,902,409)
      Advances under notes receivable                                                        (602,400)         546,199
      Accounts payable                                                                        264,056          163,956
      Accrued expenses                                                                     (1,058,549)      (2,235,537)
      Deferred rent                                                                          (261,637)        (183,148)
      Other Liabilities                                                                      (380,963)               -
                                                                                            ---------        ---------
        Net cash provided by (used in) operating activities                                 1,734,674       (4,018,232)
                                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (1,432,429)        (835,771)
   Proceeds from sales of fixed assets                                                        951,636        3,485,676
   Additions to assets held for resale                                                         38,017                -
   Net cash paid for acquisitions                                                          (2,421,453)      (4,902,987)
                                                                                           -----------      -----------
        Net cash used in investing activities                                              (2,864,229)      (2,253,082)
                                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net of offering expenses                                       1,004,525        4,203,570
   Proceeds from notes payable                                                             13,787,620        7,860,612
   Proceeds from capital leases                                                                                 43,916
   Payment of liabilities in connection with acquired assets                               (3,666,217)
   Repayments of capital leases                                                              (571,598)        (386,963)
   Early retirement of debt                                                                (4,650,000)
   Repayments of notes payable                                                             (7,164,060)      (1,329,207)
                                                                                           -----------      -----------
        Net cash (used in) provided by financing activities                                (1,259,730)      10,391,928
                                                                                           -----------      -----------
        Net (decrease) increase in cash                                                    (2,389,285)       4,120,614

CASH, beginning of year                                                                     5,269,627        1,149,013
                                                                                            ---------        ---------

CASH, end of year                                                                          $2,880,342       $5,269,627
                                                                                           ==========      ===========

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
           FOR THE YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


                                                                                                  1999            1998
                                                                                                  ----            ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest,
   net of amount capitalized                                                                   $1,262,976      $1,036,176

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Equipment acquired under capital leases                                                        511,034          33,169
   Notes received from sale of fixed assets                                                        45,000       1,781,000
   Conversion of Series A, B, and C
      Convertible Preferred Stock to Common Stock                                                       -       4,230,054


   Conversion of Series B Convertible
      Preferred Stock to Common Stock                                                            (30,000)         512,500



   Issuance of notes related to acquisitions                                                    1,500,000      10,500,000
   Issuance of Common Stock related to acquisition                                                              4,150,000
   Issance of Common Stock as payment of promissory note                                                        1,392,500
   Issuance of Common Stock to vendors as payment
     for property, equipment and services rendered                                                                485,000

DETAILS OF ACQUISITION
   Assets acquired                                                                                      -      13,062,037
   Liabilities assumed                                                                                  -     (8,322,528)
   Notes issued                                                                               (1,500,000)     (5,500,000)
   Estimated accruals at time of acquisition                                                  (2,500,000)     (3,600,000)
   Value of equity issued                                                                               -     (4,825,000)
   Intangible assets acquired                                                                   6,421,453      17,114,336
                                                                                                ---------      ----------
      Cash paid for acquisition                                                                 2,421,453       7,928,845
                                                                                                ---------       ---------
      Cash acquired                                                                                     -       3,025,858
                                                                                                        -       ---------
      Net Cash Paid for Acquisition                                                            $2,421,453      $4,902,987


The accompanying notes are an integral part of these consolidated statements.

            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 1999 AND DECEMBER 27, 1998

1. Nature of Business, Organization and Significant Accounting Policies

Nature of Business and Organization

     New World Coffee - Manhattan Bagel, Inc. operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. The Company acquired the stock of Manhattan Bagel Company, Inc.("MBC") on November 24, 1998, resulting in the addition of 6 Company-owned and 285 franchised and licensed Manhattan Bagel stores. On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery ("CBB") resulting in the addition of 80 franchised and licensed Chesapeake Bagel Bakery stores. At December 26, 1999, the Company's retail system consisted of approximately 377 stores, including 15 Company-owned and 362 franchised and licensed stores.

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

Fiscal Year

     The Company's annual accounting period ends on the last Sunday in December. The fiscal year-end dates for 1999 and 1998 are December 26, 1999 and December 27, 1998, resulting in years containing 52 weeks.

Cash and Cash Equivalents

     The Company considers securities with maturities of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $625,000 at December 26, 1999 which were comprised of money market accounts and certificates of deposit which costs approximate market value. Included in cash and cash equivalents is a certificate of deposit of $200,000 which secures a note payable.

Inventories

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are generally charged to expense as incurred. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight line method. Depreciation is provided using the straight-line method over the following estimated useful lives:

        Leasehold improvements                             5 to 15 years
        Store equipment                                    3 to 7 years
        Furniture and fixtures                             5 to 7 years
        Office equipment                                   3 to 5 years

Trademarks

     Trademarks resulting from the acquisition of MBC and CBB are being amortized on a straight-line basis over a period of 30 years.

Goodwill

     Goodwill resulting from the acquisition of MBC is being amortized on a straight-line basis over a period of 25 years.

Long-Lived Assets

     The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. See Note 3 for detail of impairments identified by the Company in performing this evaluation during 1998. The Company does not believe that any impairment occured in 1999.

Franchise Fee Revenue Recognition

     Pursuant to the franchise agreements, franchisees are generally required to pay an initial franchise fee and a monthly royalty payment equal to a percentage of the franchisee's gross sales. Initial franchise fees are recognized as revenue when the Company performs substantially all of its initial services as required by the franchise agreement. Royalty fees from franchisees are accrued as earned.

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

Fair Value of Financial Instruments

     Franchise notes receivable (Note 5) are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of notes payable outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings. The carrying amounts of franchise and other receivables and notes payable approximate their fair value.

Reporting Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity.

Earnings Per Share

     Effective December 28, 1997, the Company, as required, adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings
(loss) per common share amounts ("basic EPS") are computed by dividing net earnings(loss) by the weighted average number of common shares outstanding and exclude any potential dilution. Diluted earnings (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution of the Company's common stock equivalents.

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


2.   Acquisitions

     On November 24, 1998, the Company acquired Manhattan Bagel Company, Inc. under a plan of reorganization. The purchase price totaled approximately $23,853,000, consisting of $7,300,000 of cash paid to MBC creditors; $5,500,000 in notes payable to MBC creditors; $4,150,000 of equity issued in the form of shares of the Company's common stock and the accrual of certain post acquisition expenses of $6,903,000, including indemnifications of up to $1,500,000, guarantees of certain liabilities of up to $1,500,000 and certain post closing reorganization costs of up to $3,903,000.

     The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition and the difference between the cost of acquiring the assets and the underlying fair market value of the net assets acquired, including identified intangibles, was treated as goodwill, which is being amortized over 25 years.

     During 1999, the Company identified approximately $ 2,000,000 of additional post acquisition expenses and reorganization costs that it expects to incur in connection with the acquisition of MBC. This amount has been reflected as additional goodwill and accrued liabilities consistent with the treatment discussed above.

       In connection with the acquisition, two former principals of MBC signed employment agreements and one former principal signed a consulting agreement with the Company, all of which will terminate November 23, 2000.

     The consolidated statements of operations of the Company include the results of MBC and its wholly owned subsidiary, I&Joy, Inc., since the date of acquisition.

     Following is the unaudited pro forma presentation as if the purchase had occurred on December 28, 1997 (Unaudited):

                                               Years Ended
                                         December 27, 1998
                                         -----------------

Revenue                                        $46,003,000
Operating loss                               ($10,645,000)
Net loss                                     ($13,575,000)
Net loss per share                                 ($0.99)

     The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented, nor does it purport to be indicative of future periods of the combined operations.


     On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery ("CBB"), a franchisor of bagel bakeries operating under the Chesapeake Bagel Bakery brand name. The purchase price approximated $6,421,000 consisting of $2,421,000 in cash paid to the seller, $1,500,000 in notes payable to the seller and the accrual of $2,500,000 of post acquisition liabilities representing unearned franchise fees and post closing store conversion costs.

     The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition which was determined by an independent appraisal. The allocation of purchase price was done based on the information available to management at that time. Should additional information come to the attention of management, such amounts may be revised accordingly. The impact of the CBB acquisition was not material to the financial statements.

3.   Impairment Of Long Lived Assets

     In the fourth quarter of 1998, the Company recorded a noncash charge to earnings of approximately $4.2 million based on its evaluation of the realizability of certain long-lived assets. This charge includes approximately $3.0 million in writedowns of the book value of certain stores and $1.2 million in writedowns of goodwill related to the Willoughby's and Coopers acquisitions. For assets to be held and used, realizability was evaluated based on the estimated undiscounted future cash flows attributable to such assets as compared to the book values of such assets. When an impairment existed, such assets were written down to their net realizable value. For assets to be disposed of, realizability was evaluated based on the fair value of the assets to be disposed of, which was determined based upon estimated selling prices of the locations.

     During 1999, the Company evaluated the realizability of long-lived assets consistent with the methodology discussed above. No charge was made to earnings during 1999 as value of the estimated discounted cash flows from such assets exceeded the carrying value of the underlying assets.

4.  Property and Equipment

     Property and equipment consist of the following as of December 26, 1999:

             Leasehold improvements                            $ 3,691,050
             Store/factory equipment                             3,686,497
             Furniture and fixtures                                196,665
             Office equipment                                    1,627,985
                                                           ----------------
                                                                 9,202,197

             Less-
             Accumulated depreciation and amortization          (2,184,684)
                                                           ----------------
                                                               $ 7,017,513
                                                           ================




     Depreciation and amortization expense totaled approximately $1,565,393 and $1,212,300 for the years ended December 26, 1999 and December 27, 1998, respectively.

5.  Notes Receivable

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

6.  Other Assets

     Other assets consist of the following as of December 26, 1999:


      Security Deposits                                $386,828
      Other                                             108,468
                                                   -------------
                                                       $495,296
                                                   =============

7.  Long-term Debt

  Long-term debt consists of the following at December 26, 1999:


        Note payable to a bank (a)                                              $12,000,000
        Revolving credit note payable to a bank (a)                               1,500,000
        Promissory note payable in connection with Chesapeake Bagel Bakery        1,500,000
        acquisition (b)
        Note payable to New Jersey Economic Development Authority (c)             2,520,000
        Promissory notes payable in connection with Cooper's acqusition (d)         385,000
        Mortgage payable (e)                                                        255,669
        Note payable to a bank (f)                                                  136,779
        Other                                                                       100,460
                                                                            ----------------
                                                                                 18,397,908

        Less - Current portion                                                    2,840,492
                                                                            ----------------
                                                                                 $15,557,416
                                                                            ================

     (a) As of August 31, 1999, the Company refinanced its senior debt through a note payable to a bank. The note is payable as to interest only for the first year of the Note Agreement with quarterly principal installments due thereafter. The note carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement. The Note is due in full on December 31, 2002. The note is secured by substantially all assets of the Company. In addition, the credit agreement between the lender and the Company requires the Company to maintain certain financial ratios and places certain restrictions on the Company's ability to incur indebtedness, dispose of assets or merge with another company without the consent of the lender.

     As a part of the refinancing discussed above, the Company secured a $3,000,000 revolving credit facility with a bank. At December 26, 1999, $1,500,000 of borrowing was unused and available under the credit facility. The credit facility is payable as interest only for its term, with all unpaid principal due on December 31, 2002. The credit facility carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement

     (b) As a part of the acquisition of the assets of Chesapeake Bagel Bakery, the Company entered into a note payable to the seller. The note provides for quarterly payments of interest only at 10% with principal payments of $675,000 and $825,000 in 2003 and 2004, respectively. The note is due in full on August 31, 2004 and is secured by the related assets of Chesapeake Bagel Bakery

     (c) In December 1998, the Company entered into a note payable of $2,800,000 with the New Jersey Economic Development Authority at an interest rate of 9% per annum. The note has a 10-year maturity. Principal is paid annually commencing November 1999 and interest is paid quarterly beginning March 1999.

     (d) In June 1997, a promissory note of $770,000 was issued by the Company in connection with the Coopers acquisition. The note is payable over four years in equal installments and bears interest at 6%. The note was discounted using an interest rate of 10%.

     (e) The Company is obligated under a mortgage payable on its plant in South Carolina. The mortgage bears interest at prime plus 1.25% and matures in March 2010. The mortgage is secured by the associated real estate.

     (f) In May 1999, the Company entered into a note payable to a bank of $200,000. The note is payable in 23 monthly installments of $ 9,029 including principal and interest at 7.82%. The note matures in April 2001. The note is secured by a $200,000 certificate of deposit held by the bank which is restricted and included in Cash and cash equivalents in the accompanying financial statements.


     Scheduled maturities of the notes payable as of December 26, 1999 are as follows:


                            2000                       $2,840,492
                            2001                        3,358,048
                            2002                        5,822,679
                            2003                        4,000,488
                            2004                        1,144,001
                            Thereafter                  1,232,200
                                                   ---------------

                                                      $18,397,908
                                                   ===============


     Interest expense on long-term debt totaled  approximately $ 1,482,765 and $
224,000  for  the  years  ended   December  26,  1999  and  December  27,  1998,
respectively.

8.  Accrued Expenses

        Accrued expenses consist of the following at December 26, 1999:

           Estimated future liabilities resulting from MBC acquisition             $1,119,680
           Accrued payroll and related (including bonuses and severance
           payments)                                                                1,020,917
           Accrued professional fees                                                  106,015
           Accrued interest expense                                                   391,303
           Other                                                                    1,916,965
                                                                              ----------------

                                                                                   $4,554,880
                                                                              ================

9.   Provision For Store Closings and Reorganization Costs

     As of December 27, 1998, the Company has recorded a provision, and a corresponding accrual, of $350,000 relating to five stores that the company expected to close. Additionally, during 1998 the Company closed what had been the corporate offices of New World prior to the acquisition of MBC, at which time all operations and corporate offices were centralized. In connection with this move, the Company has recorded a charge of $1,874,212 to the statement of operations during the year ended December 27, 1998, primarily comprised of the abandonment of assets at the previous location with a remaining book value of approximately $1,000,000 and the accrual for certain bonuses, severance and relocation costs relating to the move. During 1999 bonuses, severance, relocation costs, and store closing costs mentioned above were paid.

10.   Stockholders' Equity


Series A and Series B Convertible Preferred Stock

     The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The stock is convertible into shares of common stock in accordance with the Certificate of Designation of Series B Convertible Preferred Stock. In 1998, 51.25 shares of the Series B Convertible Preferred Stock were converted into 240,556 shares of Common Stock. In 1999, 58.5 shares of the Series B Convertible Preferred Stock were converted into 425,015 shares of Common Stock

     On June 7, 1999, the Company's Board of Directors authorized the issuance of a Series A Junior Participating Preferred Stock in the amount of 700,000 shares. This issuance was made in accordance with the

Stockholders' rights plan discussed below.

Common Stock

     During 1999 the Company's stockholders approved an increase in the number of common shares authorized for issuance to 50,000,000 shares.

     On August 17, 1999, the Company's stockholders approved a restated certificate of incorporation which provided for a one for two stock combination. Pursuant to this restatement, each holder of one share of the Company's stock became a holder of one-half share of the Company's stock. The accompanying financial statements give retroactive effect to this stock split.

     On November 4, 1999, the Company completed a private placement of 481,738 shares realizing approximately $650,000 net of offering expenses. On or about May 24, 1998, July 2,1998 and November 20, 1998 the Company completed private placements of 727,060, 431,034 and 277,500 shares of Common Stock, respectively, realizing approximately $1,576,000, $1,000,000 and $500,000 in net proceeds after commissions and costs. Additionally, 500,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share were issued to an entity for certain services provided in connection with the acquisition. The value of such warrants is approximately $675,000 has been included as a component of the total purchase price of the acquisition.

     In connection with the acquisition of MBC (Note 2), the Company issued 1,486,957 shares of common stock to creditors and employees of MBC. During 1998, 568,534 and 24,667 shares of common stock were issued as payment for notes payable and employee bonuses respectively.

Stockholders' Rights Plan

     On June 7, 1999 the Board declared a dividend distribution of one Right on each outstanding share of the Company's Common Stock, as well as on each share later issued. Each Right will allow stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $10.00. The Rights become exercisable if an individual or group acquires 15% or more of the Company's Common Stock, or if an individual or group announces a tender offer for 15% or more of the Company's Common Stock. The Company's Board can redeem the Rights at $0.001 per Right at any time before any person acquires 15% or more of the outstanding Common Stock. In the event an individual ("the Acquiring Person") acquires 15% or more of the outstanding Common Stock, each Right will entitle its holder to purchase, at the Right's exercise price, one one-hundredth of a share of Preferred Stock--which is convertible into Common Stock at one-half of the then value of the Common Stock, or to purchase such Common Stock directly if there are a sufficient number of shares of Common Stock authorized. Rights held by the Acquiring Person are void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.


Warrants

     As of December 26, 1999, the Company has 1,907,927 warrants outstanding all of which were exercisable at December 26, 1999. These warrants have exercise prices ranging from $.02 - $18.16 per share and have terms ranging from 5 to 10 years. Such warrants were issued in connection with financings and certain other services.

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

     Options generally become exercisable in ratable installments over a period of up to 4 years. A total of 375,000 shares of common stock are currently reserved for issuance pursuant to the 1994 Plan and all have been issued.

     In 1998 the Company granted 40,000 board-approved options to three employees outside of the 1994 Plan and the Directors' Option Plan. In 1999 the Company granted 125,000 board-approved options to one employee outside of the 1994 Plan and the Directors' Option Plan.

     The Company's 1995 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders in August 1995. Unless terminated sooner, the Director's Option Plan will terminate automatically in August 2005. The Board of Directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 100,000 shares of common stock have been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company. These options vest immediately upon grant. A total of 142,000 and 92,000 options were granted under the Directors' Option Plan as of December 26, 1999 and December 27, 1998, respectively.

     A summary of the status of the Company' two stock option plans at December 26, 1999 and December 27, 1998, and changes during the years then ended is presented in the table and narrative below:

                                                                           1999                      1998
                                                                           ----                      ----
                                                                                Weighted
                                                                                Average                     Weighted
                                                                                Exercise                     Average
                                                                  Options        Price        Options    Exercise Price
                                                                  -------        -----        -------    --------------

Outstanding, beginning of year                                    365,578         $3.60      444,088            $4.96

   Grant                                                           50,000          1.74       20,000             2.00

   Exercised                                                            -             -            -                -

   Forfeited                                                      (6,399)          4.78     (98,510)             3.86

Outstanding, end of year                                          409,179          3.35      365,578             3.60

Exercisable, end of year                                          405,179          3.38      251,779             3.86

Weighted average, fair value of options granted                                   $ .56                         $ .63

     The following table summarizes information about the Company's two stock option plans at December 26, 1999:


                     Number Outstanding   Weighted Average                             Number
                       at December 26,        Remaining       Weighted Average     Exercisable at     Weighted Average
  Exercise Prices           1999          Contractual Life     Exercise Price    December 26, 1999     Exercise Price
  ---------------           ----          ----------------     --------------    -----------------     --------------

   $1.66 - $$2.00          61,867               7.92                $1.67               61,867                 $1.67


   $2.01 - $5.00          329,312               8.50                $3.32              325,562                 $3.36


   $5.01 - $11.00          18,000               6.00                $9.54               17,750                 $9.68
                           ------                                                       ------

                          409,179                                   $3.35              405,179                 $3.38
                          =======                                   =====              =======                 =====

SFAS No. 123

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              1999                        1998
                                             -----------------------------------

         Net income (loss):
            As reported                      $2,424,098             ($7,491,610)
            Pro forma                         1,972,286              (8,010,540)

         Basic net income (loss) per common share:
            As reported                             .24                    (.55)
            Pro forma                               .19                    (.58)

         Diluted net income (loss) per common share:
            As reported                             .23                    (.55)
            Pro forma                               .18                    (.58)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rates of 5.5% and 6.2%; expected dividend yields of 0%; expected lives of 4 years; expected stock price volatility of 78% and 57%.

11.  Income Taxes

     A summary of the significant components of deferred assets as of December 26,1999 is as follows:


                    Operating loss carryforwards                                   ($10,000,000)
                    Non cash charges not yet realized for tax  reporting
                    purposes                                                         (3,268,582)
                    Accrued liabilities                                              (1,062,000)
                    Other                                                                694,373
                                                                                  ---------------
                          Net deferred tax assets                                   (13,636,209)
                    Valuation allowance                                                7,136,209
                                                                                  ---------------
                                                                                      $6,500,000
                                                                                  ===============

     At December 26, 1999, the Company had net operating loss carryforwards of approximately $25.0 million available to offset future taxable income for federal income tax purposes. These net operating loss carryforwards expire on various dates through 2019. The Company's ability to utilize its net operating loss carryforwards will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code, as amended.

     In 1999, MBC contributed substantially all the profitablility of the Company and accordingly, the valuation allowance of $6,500,000 on its net operating loss carryforwards has been reversed. The offsetting benefit has been reflected as a reduction in the goodwill recorded in the acquisition of MBC.

12.  Commitments and Contingencies

Operating Leases

     The Company leases office and retail space under various non-cancelable operating leases. Property leases normally require payment of a minimum annual rental plus a pro rate share of certain landlord operating expenses.

     As of December 26, 1999, approximate future minimum rental payments under non-cancelable operating leases for the next five years and the period thereafter are as follows:

                 Year ending:

                    2000                            $2,555,744
                    2001                             2,511,170
                    2002                             2,412,378
                    2003                             2,393,409
                    2004                             2,219,398
                    Thereafter                       7,216,195
                                                     ---------

                                                   $19,308,294
                                                   ===========

     Rent expense under operating leases was approximately $2,849,000 and $2,617,000 for the years ended December 26, 1999 and December 27, 1998, respectively.

Capital Leases

     The Company has capital leases for computer equipment used in its stores and offices. As of December 26, 1999, payments under such capital leases are as follows:

                 Year ending:

                    2000                                            $285,086
                    2001                                             137,795
                    2002                                              67,072
                    2003                                              37,208
                    2004                                              24,567
                                                                   ---------
                                                                    $551,728

Less- Amount representing interest                                   157,677
                                                                   ---------
                                                                    $394,051
                                                                   =========

Employment Agreements

     The Company has entered into employment agreements with six officers of the Company expiring between July 1999 and December 2000. Minimum base salaries and bonuses for the term of these employment agreement total approximately $1,584,000, of which the Company is committed to pay $695,000 after December 26, 1999.

Contingencies

     From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact in the Company's financial condition, liquidity or results of operations.

Related Party Transactions

     During 1998, two officers of the Company signed and agreed to purchase four stores from the Company for a total purchase price of $1,250,000, which generated a gain to the Company of approximately $545,000. One of these stores was sold to an unrelated party during 1998. In 1999, the remaining stores were sold.

     During 1999, a Company controlled by one of the Company's Directors was paid a $150,000 advisory fee in connection with the refinancing of the Company's debt.

13.  Assets Held For Resale

     In 1998, the Company determined that it would seek to sell the assets relating to stores it had previously acquired in accordance with the Company's strategy to sell its Company-owned stores to franchisees. The Company evaluated the reliability of the carrying amount of such assets based on the estimated fair value of such assets which was determined based on the stores estimated selling prices. Based on this evaluation, the Company wrote off approximately $1,439,000 of goodwill and fixed assets relating to six locations. This write-off is part of the impairment of long-lived assets further discussed in
Note 3. The remaining value of such assets is being classified as held for sale in the accompanying consolidated balance sheet, based on the Company's plan and intent to dispose of such stores by the end of fiscal 2000.

14.  Other long-term Liabilities

     Other long-term liabilities represent certain costs, which the Company has accrued and which are not expected to come due within the next fiscal year. The liabilities consist of $2,700,000 of certain indemnifications and guarantees and approximately $2,500,000 of other expenses relating to acquisitions (such as trustee and other fees) not expected to come due within the next year.