Form 10QSB
period 2000-03-26
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2000-05-10
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB


     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 2000

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

                                  Yes __X__ No _____

     Transitional  small business  disclosure format ( check one):

                                  Yes _____ No __X__



    Number of shares of common stock, $.001 par value per share, outstanding:
                          As of May 1, 2000: 11,532,220

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                 MARCH 26, 2000


                                                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 26, 2000 and
                  December 26, 1999..............................................................         -3-

         Condensed Consolidated Statements of Operations for the three months
                  ended March 26, 2000 and March 28, 1999........................................         -4-

         Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 26, 2000 and March 28, 1999........................................         -5-

         Notes to Consolidated Financial Statements..............................................         -6-


Item 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 26, 2000.........................         -8-



PART II:  OTHER INFORMATION......................................................................        -11-

          SIGNATURES.............................................................................        -12-


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                    March 26,             December 26,
                                                                                      2000                   1999
                                                                                  ------------         ---------------
ASSETS                                                                            (Unaudited)
Current Assets:
    Cash and cash equivalents...................................               $     2,351,378         $     2,880,342
    Franchise and other receivables, net........................                     2,283,207               2,011,398
    Current maturities of notes receivables.....................                     1,959,454               1,959,454
    Inventories.................................................                     2,043,790               1,845,354
    Prepaid expenses and other current assets...................                       272,114                 275,694
    Deferred income taxes                                                              500,000                 500,000
    Assets held for resale......................................                     1,559,580               1,595,036
                                                                                     ---------               ---------
       Total current assets.....................................                    10,969,523              11,067,278

Property, plant and equipment, net..............................                     6,761,658               7,017,513
Notes and other receivables, net................................                     1,058,328               1,143,073
Trademarks, net.................................................                    15,852,148              15,988,993
Goodwill, net...................................................                     2,286,303               2,312,645
Deferred income taxes                                                                6,000,000               6,000,000
Deposits and other assets.......................................                       492,510                 495,296
                                                                                       -------                 -------
       Total Assets                                                            $    43,420,470         $    44,024,798
                                                                               ===============         ===============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable............................................               $     2,059,117         $     2,014,703
    Accrued expenses............................................                     3,335,563               4,554,880
    Current portion of long-term debt...........................                     2,840,492               2,840,492
    Current portion of obligations under capital leases.........                       184,864                 163,359
    Other current liabilities                                                            2,458                  49,642
                                                                                         -----                  ------
       Total current liabilities................................                     8,422,494               9,623,076

Long-term debt..................................................                    15,539,181              15,557,416
Obligations under capital leases................................                        88,345                 230,692
Deferred rent...................................................                       227,321                 227,065
Other liabilities...............................................                     5,958,600               6,014,784
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000
       shares authorized; 0 issued and outstanding..............                             -                       -
     Series A convertible preferred stock, $.001 par value; 400
       shares authorized; 0 shares issued and outstanding                                                            -
    Series B convertible preferred stock, $.001 par value;
       225 Shares authorized, 0 shares outstanding..............                             -                       -
    Common stock, $.001 par value; 50,000,000 shares
       Authorized; 11,438,346 and 11,313,508 shares
       issued and outstanding...................................                        11,438                  11,314
    Additional paid-in capital..................................                    34,868,724              34,706,849
    Accumulated deficit.........................................                  (21,695,633)            (22,346,398)
                                                                                  ------------            ------------
       Total stockholders' equity...............................                    13,184,529              12,371,765
                                                                                    ----------              ----------
       Total liabilities and stockholders' equity...............               $    43,420,470         $    44,024,798
                                                                               ===============         ===============

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE FIRST QUARTER ENDED MARCH 26, 2000 AND MARCH 28, 1999

                                    UNAUDITED






                                                                    March 26,              March 28,
                                                                      2000                  1999
                                                                -------------         --------------
Revenues:

    Manufacturing revenues.................................     $   6,150,638         $   6,044,207
    Franchise related revenues.............................         1,774,944             1,205,628
    Retail sales...........................................         1,220,500             2,330,002
                                                                    ---------             ---------
Total revenues.............................................         9,146,082             9,579,837

    Cost of sales..........................................         5,860,051             6,892,180
    General and administrative expenses....................         1,585,173             1,511,171
    Depreciation and amortization..........................           571,915               542,714
                                                                      -------               -------
Income from operations.....................................         1,128,943               633,772

Interest expense, net......................................           478,178               290,889
                                                                      -------               -------

Net income.................................................          $650,765              $342,883
                                                                     ========              ========



Net income per common share - Basic                                 $     .06             $     .03
                                                                    =========             =========

Net income per common share - Diluted                               $     .06             $     .03
                                                                    =========             =========

Weighted average number of common shares outstanding:
     Basic                                                         11,386,777             9,907,587
                                                                   ==========             =========
     Diluted                                                       11,684,286            10,163,443
                                                                   ==========            ==========

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE FIRST QUARTER ENDED MARCH 26, 2000 AND MARCH 28, 1998

                                    UNAUDITED



                                                                             March 26,          March 28,
                                                                               2000                1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income............................................................      $650,765         $342,883
    Adjustments to reconcile net income to net cash used in
       operating activities:
        Depreciation and amortization.....................................       571,915          542,714
        Gain on sale of fixed assets......................................             -        (219,585)
    Increase/(decrease) in cash as a result of changes in  operating  assets and liabilities:
        Receivables                                                            (271,807)        (697,731)
        Inventories                                                            (198,435)        (124,289)
        Prepaid expenses                                                           3,580           51,664
        Deposits and other assets                                                  2,785          193,506
        Receipts of notes receivable                                              84,745          171,095
        Additions to notes receivable                                                  -         (57,500)
        Accounts payable                                                          44,415          242,279
        Accrued expenses                                                       (424,302)      (1,358,732)
        Deferred rent                                                                256            7,514
        Other liabilities                                                      (110,558)        (157,587)
                                                                               ---------        ---------
                    Net cash provided by/(used in) operating activities....      353,359      (1,063,769)
                                                                                 -------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...................................................    (101,975)        (325,070)
    Addition to assets held for resale                                          (15,437)                -
    Proceeds from the sale of fixed assets                                             -          452,935
                                                                               ---------          -------
                    Net cash provided by/(used in) investing activities....    (117,412)          127,865
                                                                               ---------          -------



CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of issuance costs                              161,999          335,064
    Payment of liabilities in connection with acquired assets                  (787,833)                -
    Repayments of capital leases                                               (120,842)        (149,301)
    Repayment of notes payable.............................................     (18,235)         (24,701)
                                                                                --------         --------
                    Net cash provided by/(used in) financing activities....    (764,911)          161,062
                                                                               ---------          -------
                    Net decrease in cash...................................    (528,964)        (774,842)

CASH, beginning of period..................................................    2,880,342        5,269,627
                                                                               ---------        ---------

CASH, end of period........................................................    2,351,378        4,494,785
                                                                               =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest...............................................................      857,921          366,352

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Noted to Consolidated Financial Statements
                                   (Unaudited)

1.   The March 26,  2000  consolidated  balance  sheet  presented  herein was
     derived  from  the  audited  December  26,  1999   consolidated   financial
     statements of the Company.

2. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 26, 1999 for a description of the significant accounting policies, which have continued without change, and other note information.

3. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words "estimate", "plan", "intend", "believe", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-QSB or in the Company's Form 10-KSB for its 1999 fiscal year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World Coffee - Manhattan Bagel, Inc. is the largest franchisor of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery. At March 26, 2000 the Company's retail system consisted of approximately 361 stores, including 13 Company-owned and 348 franchised and licensed stores.

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

Fiscal Quarter Ended March 26, 2000 Compared to Fiscal Quarter Ended March 28, 1999

Revenues.
Total revenues decreased 4.5% to $9,146,082 for the fiscal quarter ended March 26, 2000 from $9,579,837 for the comparable 1999 period. The decrease in revenues was wholly attributable to a 47.6% decline in Retail Sales. Retail Sales decreased to $1,220,500 or 13.3% of total revenues for the fiscal quarter ended March 26, 2000 from $2,330,002 or 24.3% of total revenues for the comparable 1999 period as the Company continued its strategy of converting Company-owned stores into franchised units. Manufacturing revenues increased 1.8% to $6,150,638 or 67.3% of total revenues for the fiscal quarter ended March 26, 2000 from $6,044,207 or 63.1% of total revenues for the comparable 1999 period. Franchise related revenues increased 47.2% to $1,774,944 or 19.4% of total revenues for the fiscal quarter ended March 26, 2000 from $1,205,628 or 12.6% of total revenues for the comparable 1999 period. The increase in franchise related revenues was primarily attributable to additional revenues from the Chesapeake Bagel Bakery brand which was acquired in August, 1999 combined with a higher royalty base as the Company continued its strategy of converting Company-owned stores to franchised units.

Costs and Expenses.
Cost of Sales as a percentage of related manufacturing and retail sales decreased to 79.5% for the fiscal quarter ended March 26, 2000 from 82.3% for the comparable 1999 period. The reduction in costs was attributable to a more profitable product mix as the Company continued to shift to a predominantly manufacturing-based sales mix.

General and administrative expenses increased to $1,585,173 or 17.3% of total revenues for the fiscal quarter ended March 26, 2000 from $1,511,171 or 15.8% of total revenues for the comparable 1999 period. The increase was primarily attributable to marketing and operational staff additions required in order to service the Company's additional brands.

Depreciation and amortization expenses increased by 5.4% to $571,915 or 6.3% of total revenues for the fiscal quarter ended March 26, 2000 from $542,714 or 5.7% of total revenues for the comparable 1999 period. The increase was primarily attributable to depreciation on infrastructure improvements that the Company made during the second half of fiscal 1999.

Interest expense, net for the fiscal quarter ended March 26, 2000 increased to $478,178, or 5.2% of total revenues from $290,889 or 3.0% of total revenues for the comparable 1999 period. This increase is primarily due to interest costs relating to the acquisition of the Chesapeake Bagel Bakery brand as well as interest incurred on borrowings for infrastructure improvements.

Net Income.
Net income for the fiscal quarter ended March 26, 2000 increased to $650,765 or 7.1% of total revenues from $342,883 or 3.6% of total revenues for the comparable 1999 period. This increase is primarily a result of increased franchise related revenues of $569,316 which were offset by additional interest expense of $187,289 as well as a $74,002 increase in general and administrative expenses.

Liquidity and Capital Resources


     The Company plans to satisfy any of its capital requirements in 2000 through cash flow from operations and the sale of Company-owned stores to franchisees which should generate additional cash. The Company continually accesses its ongoing capital needs and may consider the issuance of additional shares in order to raise capital should business conditions dictate that such is necessary.

       At March 26, 2000 the Company had a working capital surplus of $2,547,029 compared to a working capital surplus of $1,444,202 at December 26, 1999.

      The Company had net cash provided by operating activities of $353,359 for the first quarter of 2000 compared with net cash used in operating activities of $1,063,769 for the first quarter of 1999. The improvement in cash provided from operating activities was the primarily attributable to the improvement in net income for the quarter and the fact that certain non-recurring liabilities were paid during the first quarter of 1999.

     The Company had net cash used in investing activities of $117,412 for the first quarter of 2000 compared with net cash provided by investing activities of $127,865 for the first quarter of 1999.

     The Company had net cash used in financing activities of $764,911 for the first quarter of 2000 compared with net cash used in financing activities of $161,062 for the first quarter of 1999.

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

                           PART II - OTHER INFORMATION

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                                 MARCH 26, 2000

Item 1.   Legal Proceedings

         Not applicable

Item 2.   Changes in Securities

         Not applicable

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

                         NEW WORLD COFFEE-MANHATTAN BAGEL, INC.


Date: May 10, 2000         By: /s/ R. Ramin Kamfar
                               ---------------------------
                                   R. Ramin Kamfar
                                   Chairman & CEO



Date: May 10, 2000         By: /s/ Jerold E. Novack
                               ---------------------------
                                   Jerold E. Novack
                                Chief Financial Officer