Form 10QSB
period 2000-06-25
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2000-08-08
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 2000

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

Number of shares of common stock, $.001 par value per share, outstanding: As of July 25, 2000:13,142,258

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  JUNE 25, 2000

                                                                                                        Page

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

     Condensed Consolidated Balance Sheets as of June 25, 2000 and
         December 26, 1999.......................................................................         -3-

     Condensed Consolidated Statements of Operations for the second quarter
         and year to date period ended June 25, 2000 and June 27, 1999...........................         -4-

     Condensed Consolidated Statements of Cash Flows for the year to date period
         ended June 25, 2000 and June 27, 1999...................................................         -5-

     Notes to Consolidated Financial Statements..................................................         -6-

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Second Quarter Ended
             June 25, 2000.......................................................................         -7-

Item 3.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Year to Date Period Ended
             June 25, 2000.......................................................................         -8-

PART II:  OTHER INFORMATION......................................................................         -12-

SIGNATURES.......................................................................................         -13-

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                      June 25,             December 26,
                                                                                        2000                   1999
                                                                                      --------             ------------
ASSETS                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents...................................                     $4,366,146              $2,880,342
    Franchise and other receivables, net........................                      2,986,303               2,011,398
    Current maturities of notes receivable .....................                      1,959,454               1,959,454
    Inventories.................................................                      2,084,726               1,845,354
    Prepaid expenses and other current assets...................                      1,013,912                 275,694
    Deferred income taxes - current portion.....................                        500,000                 500,000
    Assets held for resale......................................                      1,994,567               1,595,036
                                                                                      ---------               ---------
       Total current assets.....................................                     14,905,108              11,067,278

Property, plant and equipment, net..............................                      6,749,834               7,017,513
Notes and other receivables, net................................                        982,138               1,143,073
Trademarks, net.................................................                     16,014,303              15,988,993
Goodwill, net...................................................                      2,258,961               2,312,645
Deferred income taxes...........................................                      6,000,000               6,000,000
Deposits and other assets.......................................                        750,635                 495,296
                                                                                        -------                 -------
       Total assets                                                                 $47,660,979             $44,024,798
                                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................                     $1,609,092              $2,014,703
    Accrued expenses............................................                      2,623,148               4,554,880
    Current portion of long-term debt...........................                      2,840,505               2,840,492
    Current portion of obligations under capital leases.........                        201,354                 163,359
    Other current liabilities...................................                        505,044                  49,642
                                                                                        -------                  ------
       Total current liabilities................................                      7,779,143               9,623,076
                                                                                      ---------               ---------

Long-term debt..................................................                     15,474,226              15,557,416
Obligations under capital leases................................                        332,491                 230,692
Deferred rent...................................................                        219,807                 227,065
Other long term liabilities.....................................                      5,913,754               6,014,784
Commitments and Contingencies
Stockholders' equity:
    Series C convertible preferred stock, $.001 par
      value; 500,000 shares authorized; 392,190 and 0
      shares issued and outstanding.............................                            392                       -
    Common stock, $.001 par value; 50,000,000 shares
       authorized; 12,801,436 and 11,313,508 shares
       issued and outstanding...................................                         12,801                  11,314
    Additional paid-in capital..................................                     38,853,406              34,706,849
    Accumulated deficit.........................................                   (20,925,041)            (22,346,398)
                                                                                   ------------            ------------
       Total stockholders' equity...............................                     17,941,558              12,371,765
                                                                                     ----------              ----------
       Total liabilities and stockholders' equity...............                    $47,660,979             $44,024,798
                                                                                    ===========             ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE SECOND QUARTER ENDED JUNE 25, 2000 AND JUNE 27, 1999

          AND YEAR TO DATE PERIOD ENDED JUNE 25, 2000 AND JUNE 27, 1999

                                    UNAUDITED


                                                                         Second Quarter Ended               Year To Date Ended
                                                                         --------------------               ------------------
                                                                       June 25,          June 27,         June 25,       June 27,
                                                                         2000             1999              2000           1999
                                                                         ----             ----              ----           ----
Revenues:
    Manufacturing revenues............................................ $6,524,522      $6,152,254       $12,675,160     $12,196,461
    Franchise related revenues........................................  1,701,986       1,236,461         3,476,930       2,442,089
    Retail sales......................................................  1,941,251       2,399,425         3,161,751       4,729,427
                                                                        ---------       ---------         ---------       ---------
Total Revenues........................................................ 10,167,759       9,788,140        19,313,841      19,367,977

    Cost of sales...................................................... 6,759,437       6,907,008        12,619,488      13,799,188
    General and administrative expenses................................ 1,589,499       1,476,447         3,174,672       2,987,618
    Depreciation and amortization......................................   587,420         531,954         1,159,335       1,074,668
                                                                          -------         -------         ---------       ---------
Operating Income....................................................... 1,231,403         872,731         2,360,346       1,506,503

Other Expenses:
    Interest expense, net..............................................   460,811         322,877           938,989         613,766
                                                                          -------         -------           -------         -------

Net Income.............................................................  $770,592        $549,854        $1,421,357        $892,737
                                                                         ========        ========        ==========        ========

Basic Net Income Per Common Share......................................      $.07            $.06              $.12            $.09
                                                                             ====            ====              ====            ====

Basic Weighted Average Number of Common Shares Outstanding.............11,746,579       9,924,720        11,566,678       9,856,661
                                                                       ==========       =========        ==========       =========

Diluted Net Income Per Common Share....................................      $.06            $.05              $.12            $.09
                                                                             ====            ====              ====            ====

Diluted Weighted Average Number of Common Shares Outstanding...........12,619,689      10,180,603        12,156,540      10,112,543
                                                                       ==========      ==========        ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEAR TO DATE PERIOD ENDED JUNE 25, 2000 AND JUNE 27, 1999

                                    UNAUDITED


                                                                                                June 25,          June 27,
                                                                                                  2000              1999
                                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................................           $1,421,357          $892,737
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization...............................................            1,159,335         1,074,668
        (Gain)/loss on sale of fixed assets.........................................              119,344         (219,829)
    Increase/(decrease) in cash as a result of changes in  operating  assets and liabilities:
        Receivables                                                                             (974,903)         (808,409)
        Inventories                                                                             (239,371)         (136,413)
        Prepaid expenses and other current assets...................................            (354,424)          (46,596)
        Deposits and other assets...................................................            (255,340)           246,021
        Receipts on Notes Receivable................................................              160,935           295,195
        Accounts payable                                                                        (405,610)          (99,183)
        Accrued expenses                                                                        (511,388)         (563,259)
        Deferred rent...............................................................              (7,258)            15,028
        Other liabilities...........................................................              364,365         (159,658)
                                                                                                  -------         ---------
               Net cash provided by/(used in) operating activities..................              477,042           490,302
                                                                                                  -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures............................................................            (216,085)         (568,352)
    Net Cash Paid for Acquired Store Assets.........................................            (983,794)                 -
    Proceeds from the sale of fixed assets .........................................                    -           452,935
                                                                                                        -           -------
               Net cash provided by/(used in) investing activities..................          (1,199,879)         (115,417)
                                                                                              -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common and preferred stock, net of issuance costs...................            4,148,436           335,064
    Proceeds from long term borrowings..............................................                    -            77,826
    Additions to notes receivable...................................................                    -         (294,156)
    Payment of liabilities in connection with acquired assets.......................          (1,620,343)       (1,842,197)
    Repayments of capital leases....................................................            (236,275)         (318,542)
    Repayment of notes payable......................................................             (83,177)         (450,296)
                                                                                                 --------         ---------
               Net cash provided by/(used in) financing activities..................            2,208,641       (2,492,301)
                                                                                                ---------       -----------
               Net increase/(decrease) in cash......................................            1,485,804       (2,117,416)

CASH, Beginning of Period...........................................................            2,880,342         5,269,627
                                                                                                ---------         ---------

CASH, End of Period.................................................................           $4,366,146        $3,152,211
                                                                                               ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest.....................................................................            1,224,743           718,121
    Non-cash investing and financing activities:
       Equipment purchased under capital leases.....................................              376,069           359,657

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The June 25, 2000 consolidated balance sheet presented herein was derived from the audited December 26, 1999 consolidated financial statements of the Company.

2. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 27, 1999 for a description of the significant accounting policies, which have continued without change, and other note information.

3. All adjustments (recurring in nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications have been made to the prior interim financial statements to conform to the current interim presentation.

4. On May 5, 2000, the Company acquired certain lien rights on substantially all the assets of New York Bagel Enterprises ("NYBE") and its wholly owned subsidiary Lots `A Bagels, Inc. ("LAB") from a bank. Both NYBE and LAB were operating as Debtors in Possession under Chapter 11 of the bankruptcy code. On May 13, 2000, the Company acquired the leases and other assets of 17 NYBE stores through NYBE's bankruptcy proceeding. In addition, the Company acquired all trademarks and franchise rights for 12 stores operating under the New York Bagel & Deli trade name. The store assets acquired are included as Assets held for resale in the accompanying balance sheet, as the Company intends to sell the stores to franchisees. Subsequent to May 13, 2000 the Company has included the operating results of the acquired stores in its Consolidated Statements of Operations. Subsequent to June 25, 2000, in LAB's bankruptcy proceeding, the Company acquired the leases and other assets of an additional 6 LAB stores.

5. On June 7, 2000, the Company issued 1,219,471 Shares of Common Stock and 392,190 shares of Series C Convertible Preferred Stock as a part of a private placement. The proceeds from this offering, net of related expenses were $3,628,905. Each share of the Series C Convertible Preferred Stock is convertible into 3 shares of Common Stock. Conversion to Common Stock is mandatory upon the registration of the underlying common stock. The Series C Convertible Preferred Stock provides for a cumulative dividend equal to 10% per annum, based upon a deemed value of $ 7.00 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words "estimate", "plan", "intend", "believes", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; the ability to integrate acquisitions successfully;
availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-QSB , in the Company's Form 10-KSB for its 1999 fiscal year, and in the Company's most recent S-3 filing which are incorporated by reference herein.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE SECOND QUARTER ENDED JUNE 25, 2000 AND JUNE 27, 1999

General

     New World Coffee - Manhattan Bagel, Inc. is the largest franchisor of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 28 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery. On May 13, 2000, the Company acquired the leases and other assets of 17 New York Bagel Enterprises stores. At June 25, 2000 the Company's retail system consisted of approximately 368 stores, including 29 Company-owned and 339 franchised and licensed stores.

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

Results of Operations

Quarter Ended June 25, 2000 Compared to Quarter Ended June 27, 1999

     Revenues. Total revenues increased 3.9% to $10,167,759 for the quarter ended June 25, 2000 from $9,788,140 for the comparable 1999 period. Manufacturing revenues increased 6.1% to $6,524,522 or 64.2% of total revenues for the quarter ended June 25, 2000 from $6,152,254 or 62.9% of total revenues for the comparable 1999 period. Retail sales decreased 19.1% to $1,941,251 or 19.1% of total revenues for the quarter ended June 25, 2000 from $2,399,425 or 24.5% of total revenues for the comparable 1999 period primarily due to the conversion of Company owned stores to franchised stores. Franchise related revenues increased 37.6% to $1,701,986 or 16.7% of total revenues for the quarter ended June 25, 2000 from $1,236,461 or 12.6% of total revenues for the comparable 1999 period. The increase in franchise related revenues was primarily attributable to additional revenues from the Chesapeake Bagel Bakery brand, which was acquired in August 1999.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales decreased to 79.8% for the quarter ended June 25, 2000 from 80.8% for the comparable 1999 period. The primary components of the decrease were the substantial shift toward manufacturing revenues and higher margins associated with such revenues as compared to the operating margins of Company owned stores.

     General and administrative increased to $1,589,499 or 15.6% of total revenues for the quarter ended June 25, 2000 from $1,476,447 or 15.1% of total revenues for the comparable 1999 period. The increase was primarily attributable to additions to the Company's infrastructure required to support the Company's brands.

     Depreciation and amortization expenses increased to $587,420 or 5.8% of total revenues for the quarter ended June 25, 2000 from $531,954 or 5.4% of total revenues for the comparable 1999 period. The increase was primarily attributable to depreciation on infrastructure improvements that the Company made during the second half of fiscal 1999.

     Interest expense, net increased to $460,811, or 4.5% of revenues, for the quarter ended June 25, 2000 from $322,877, or 3.3% of revenues for the comparable 1999 period. This increase is primarily due to interest costs relating to the acquisition of the Chesapeake Bagel Bakery brand.

     Net Income. Net income increased to $770,592 or 7.6 % of total revenues for the quarter ended June 25, 2000 from $549,854 or 5.6% of total revenues for the comparable 1999 period. This increase is primarily a result of increased franchise related revenues and increased manufacturing and retail gross profits. which were partially offset by increases in general and administrative expense, interest expense and depreciation and amortization. The Company has recorded a tax provision based upon book income for the period at its effective tax rate. This provision has been offset, in whole, by the recording of a deferred tax benefit resulting from management's reevaluation of the allowance applied against its deferred tax asset. Management reevaluated the allowance in light of recent acquisitions and changes in the Company's operations.


                 ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE YEAR TO DATE PERIOD ENDED JUNE 25, 2000 AND JUNE 27, 1999


Results of Operations

Year To Date Period Ended June 25, 2000 Compared to Year To Date Period Ended June 27, 1999

     Revenues. Total revenues decreased 0.3% to $19,313,841 for the year to date period ended June 25, 2000 from $19,367,977 for the comparable 1999 period. Manufacturing revenues increased 3.9% to $12,675,160 or 65.6% of total revenues for the year to date period ended June 25, 2000 from $12,196,461 or 63.0% of total revenues for the comparable 1999 period. Retail sales decreased 33.1% to $3,161,751 or 16.4% of total revenues for the year to date period ended June 25, 2000 from $4,729,427 or 24.4% of total revenues for the comparable 1999 period primarily due to the conversion of Company owned stores to franchised stores. Franchise related revenues increased 42.4% to $3,476,930 or 18.0% of total revenues for the year to date period ended June 25, 2000 from $2,442,089 or 12.6% of total revenues for the comparable 1999 period. The increase in franchise related revenues was primarily attributable to additional revenues from the Chesapeake Bagel Bakery brand, which was acquired in August 1999.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales decreased to 79.7% for the year to date period ended June 25, 2000 from 81.5% for the comparable 1999 period. The primary components of the decrease were the substantial shift toward manufacturing revenues and higher margins associated with such revenues as compared to the operating margins of Company owned stores.

     General and administrative increased to $3,174,672 or 16.4% of total revenues for the year to date period ended June 25, 2000 from $2,987,618 or 15.4% of total revenues for the comparable 1999 period. The increase was primarily attributable to additions to the Company's infrastructure required to support the Company's brands.

     Depreciation and amortization expenses increased to $1,159,335 or 6.0% of total revenues for the year to date period ended June 25, 2000 from $1,074,668 or 5.5% of total revenues for the comparable 1999 period. The increase was primarily attributable to depreciation on infrastructure improvements that the Company made during the second half of fiscal 1999.

     Interest expense, net increased to $938,989, or 4.9% of revenues, for the year to date period ended June 25, 2000 from $613,766, or 3.2% of revenues for the comparable 1999 period. This increase is primarily due to interest costs relating to the acquisition of the Chesapeake Bagel Bakery brand as well as interest incurred on borrowings for infrastructure improvements.


     Net Income. Net income increased to $1,421,357, or 7.4% of total revenues for the year to date period ended June 25, 2000 from $892,737, or 4.6% of total revenues for the comparable 1999 period. This increase is primarily a result of increased franchise related revenues and increased manufacturing and retail gross profits which were partially offset by increases in general and administrative expense, interest expense and depreciation and amortization. The Company has recorded a tax provision based upon book income for the period at its effective tax rate. This provision has been offset, in whole, by the recording of a deferred tax benefit resulting from management's reevaluation of the allowance applied against its deferred tax asset. Management reevaluated the allowance in light of recent acquisitions and changes in the Company's operations.

Liquidity and Capital Resources

     The Company plans to satisfy any of its capital requirements for the remainder of 2000 through cash flow from operations and the sale of Company-owned stores to franchisees, which should generate additional cash. The Company continually accesses its ongoing capital needs and may consider the issuance of additional shares in order to raise capital should business conditions dictate that such is necessary.

     On June 7, 2000, the Company issued 1,219,471 Shares of Common Stock and 392,190 shares of Series C Convertible Preferred Stock as a part of a private placement. The proceeds, net of related offering expenses were $3,628,905. On June 27, 2000 the Company completed the private placement realizing an additional $ 494,000 in net proceeds.

     At June 25, 2000 the Company had a working capital surplus of $7,125,965 compared to a working capital surplus of $1,444,202 at December 26, 1999.

     The Company had net cash provided by operating activities of $477,042 for the first six months of 2000 compared with net cash provided by operating activities of $490,302 for the first six months of 1999.

     The Company had net cash used in investing activities of $1,199,879 for the first six months of 2000 compared with net cash used in investing activities of $115,417 for the first six months of 1999. Cash used in investing activities during 2000 was primarily related to acquisitions.

     The Company had net cash provided by financing activities of $2,208,641 for the first six months of 2000 compared with net cash used in financing activities of $2,492,301 for the first six months of 1999. This increase in cash provided by financing activities primarily relates proceeds from the sale of common and preferred stock.

     The Company may refinance some or all of its funded indebtedness and incur an increase in the amount of funded debt in 2000, to better leverage its asset base and reduce borrowing costs. There can be no assurance that such refinancing will be accomplished or as to the amount or the cost of such refinancing.

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

                           PART II - OTHER INFORMATION

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                                  JUNE 25, 2000

Item 1.   Legal Proceedings

     Not applicable

Item 2.   Changes in Securities

     During the second quarter of 2000, the Company's board of directors designated 500,000 shares of preferred stock as Series C Preferred Stock.

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

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:   August 8, 2000                   By:/s/ Ramin Kamfar
                                           -----------------
                                           R. Ramin Kamfar
                                           Chairman and Chief Executive Officer



Date:   August 8, 2000                   By:/s/ Jerold E. Novack
                                           --------------------
                                           Jerold E. Novack
                                           Chief Financial Officer