Form 10QSB
period 2000-09-24
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2000-11-13
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2000

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

Number of shares of common stock, $.001 par value per share, outstanding As of November 3, 2000: 16,765,219

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                               SEPTEMBER 24, 2000

                                                                                                         Page

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

     Consolidated Balance Sheets as of September 24, 2000 and
         December 26, 1999.......................................................................         -3-

     Consolidated Income Statements for the third quarter and
         year to date period ended September 24, 2000 and September 26, 1999.....................         -4-

     Consolidated Statements of Cash Flows for the year to date period
         ended September 24, 2000 and September 26, 1999.........................................         -5-

     Notes to Consolidated Financial Statements..................................................         -6-

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Third Quarter Ended
             September 24, 2000..................................................................         -7-

Item 3.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Year to Date Period Ended
             September 24, 2000..................................................................         -8-

PART II:  OTHER INFORMATION......................................................................         -12-

SIGNATURES.......................................................................................         -13-

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 24,            December 26,
                                                                                        2000                    1999
                                                                                   -------------             ------------
ASSETS                                                                               (Unaudited)
------
Current assets:
    Cash and cash equivalents...................................                     $4,199,409              $2,880,342
    Franchise and other receivables, net........................                      4,126,131               2,011,398
    Current maturities of notes receivables.....................                        709,454               1,959,454
    Inventories.................................................                      1,687,604               1,845,354
    Prepaid expenses and other current assets...................                        682,559                 275,694
    Deferred income taxes - current portion.....................                        500,000                 500,000
    Marketable Securities.......................................                     17,411,688                       -
    Assets held for resale......................................                      5,184,408               1,595,036
                                                                                      ---------               ---------
       Total current assets.....................................                     34,501,253              11,067,278

Property, plant and equipment, net..............................                      6,382,431               7,017,513
Notes and other receivables, net................................                      1,205,478               1,143,073
Trademarks, net.................................................                     15,874,458              15,988,993
Goodwill, net...................................................                      2,231,619               2,312,645
Deferred income taxes...........................................                      7,966,178               6,000,000
Deposits and other assets.......................................                      1,350,439                 495,296
                                                                                      ---------                 -------
       Total assets                                                                 $69,511,856             $44,024,798
                                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................                      5,406,858              $2,014,703
    Accrued expenses............................................                      1,754,386               4,554,880
     Current portion of long-term debt..........................                      2,840,505               2,840,492
    Current portion of obligations under capital lease..........                        222,335                 163,359
    Other current liabilities...................................                         11,044                  49,642
                                                                                         ------                  ------
       Total current liabilities................................                     10,235,128               9,623,076

Long-term debt..................................................                     16,916,984              15,557,416
Obligations under capital leases................................                        186,539                 230,692
Deferred rent...................................................                        212,307                 227,065
Other liabilities...............................................                      5,818,005               6,014,784

Commitments and Contingencies
Series D redeemable preferred stock, $.001 par
    value; 25,000 shares authorized; 16,216 and 0
    shares issued and outstanding...............................                     11,776,764                       -

Stockholders' equity:
    Series C convertible preferred stock, $.001 par
      value; 500,000 shares authorized; 444,190 and 0
      shares issued and outstanding.............................                            444                       -
    Common stock, $.001 par value; 50,000,000 shares
      authorized; 13,617,259 and 11,313,508 shares
      issued and outstanding....................................                         13,617                  11,314
    Additional paid-in capital..................................                     43,857,066              34,706,849
    Accumulated deficit.........................................                   (19,504,998)            (22,346,398)
                                                                                   ------------            ------------
       Total stockholders' equity...............................                     24,366,129              12,371,765
                                                                                     ----------              ----------
       Total liabilities and stockholders' equity...............                    $69,511,856             $44,024,798
                                                                                    ===========             ===========

The accompany notes are an integral part of these consolidated balance sheets.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                         CONSOLIDATED INCOME STATEMENTS

      FOR THE THIRD QUARTER ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

    AND YEAR TO DATE PERIODS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

                                    UNAUDITED

                                                              Third Quarter Ended                      Year To Date Ended
                                                    ------------------- -------------------- ------------------- -------------------
                                                      September 24,        September 26,     September 24, 2000  September 26, 1999
                                                          2000                 1999
                                                    ------------------- -------------------- ------------------- -------------------
Revenues:
    Manufacturing revenues..........................        $7,030,233           $6,241,681         $19,705,393         $18,438,142
    Retail sales....................................         4,433,486            2,119,763           7,595,237           6,849,190
    Franchise related revenues......................         2,098,435            1,841,205           5,575,365           4,283,294
                                                             ---------            ---------           ---------           ---------
Total Revenues......................................        13,562,154           10,202,649          32,875,995          29,570,626

    Cost of sales...................................         9,590,584            7,001,447          22,210,072          20,800,635
    General and administrative expenses.............         1,681,238            1,589,771           4,855,910           4,577,389
    Depreciation and amortization...................           678,726              565,905           1,838,061           1,640,573
                                                               -------              -------           ---------           ---------
Operating Income....................................         1,611,606            1,045,526           3,971,952           2,552,029

    Interest expense, net...........................           448,408              431,212           1,387,397           1,044,978
                                                               -------              -------           ---------           ---------

Income before Income Tax Benefit and
    Extraordinary Item..............................         1,163,198              614,314           2,584,555           1,507,051

Income Tax Benefit                                           1,966,178                    -           1,966,178                   -
                                                             ---------              -------           ---------           ---------

Income before Extraordinary Item                             3,129,376              614,314           4,550,733           1,507,051

Extraordinary Item:
     Net Gain from Early Extinguishment
       Of Debt......................................                 -              240,023                   -             240,023
                                                             ---------              -------           ---------           ---------

Net Income..........................................         3,129,376              854,337           4,550,733           1,747,074

Dividend issued to redeemable
     preferred stockholders representing
     the beneficial conversion of warrants
     issued.........................................       (1,709,333)                    -         (1,709,333)                   -
                                                           -----------             --------         -----------          ----------

Net Income available to Common
     Stockholders...................................        $1,420,043             $854,337          $2,841,400          $1,747,074
                                                            ==========             ========          ==========          ==========
Net income Per Common Share - Basic
     Income before extraordinary item...............              $.12                 $.06                $.24                $.15
                                                                  ====                 ====                ====                ====
     Extraordinary item.............................                 -                  .02                   -                 .02
                                                                     =                  ===                   =                 ===
     Net income.....................................              $.12                 $.08                $.24                $.17
                                                                  ====                 ====                ====                ====
Net income per share - Diluted
     Income before extraordinary item...............              $.09                 $.06                $.21                $.15
                                                                  ====                 ====                ====                ====
     Extraordinary item.............................                 -                  .02                   -                 .02
                                                                     =                  ===                   =                 ===
     Net income.....................................              $.09                 $.08                $.21                $.17
                                                                  ====                 ====                ====                ====
Weighted average number of common
     shares oustanding:
Basic...............................................        12,120,104           10,367,680          11,751,153          10,075,071
                                                            ==========           ==========          ==========          ==========
Diluted.............................................        15,845,625           10,607,680          13,380,807          10,295,071
                                                            ==========           ==========          ==========          ==========

The accompanying notes are an integral part of these consolidated statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEAR TO DATE PERIODS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

                                    UNAUDITED


                                                                                       September 24,       September 26,
                                                                                           2000                 1999
                                                                                    -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................................         $4,550,733          $1,747,074
    Adjustments   to  reconcile  net  income  to  net  cash  used  in
        operating activities:
        Depreciation and amortization...............................................          1,838,061           1,640,573
        Gain on sale of fixed assets................................................            119,344           (299,726)
        Extraordinary gain for early extinguishment of debt.........................                  -           (240,023)
    Increase/(decrease) in cash as a result of changes in operating assets and liabilities:
        Receivables.................................................................        (2,114,731)         (1,260,857)
        Inventories.................................................................            157,751           (482,342)
        Prepaid expenses and other current assets...................................           (23,071)            (18,275)
        Receipts on notes receivable................................................            256,758             497,866
        Advances under notes receivable.............................................          (119,163)           (470,250)
        Deposits and other assets...................................................          (273,560)           (101,629)
        Deferred tax asset..........................................................        (1,966,178)                   -
        Accounts payable............................................................          3,392,156             334,367
        Accrued expenses............................................................        (1,211,388)           (995,977)
        Deferred rent...............................................................           (14,758)              22,542
        Other liabilities...........................................................          (220,524)           (259,362)
                                                                                              ---------           ---------
               Net cash provided by/(used in) operating activities..................          4,371,430             113,981
                                                                                              ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures............................................................          (282,294)           (692,919)
    Proceeds from the sale of fixed assets .........................................                  -             696,195
     Net cash paid for acquisition..................................................        (1,770,788)         (2,311,453)
     Additions to assets held for resale............................................        (1,812,355)            (64,085)
    Net cash paid for investments...................................................       (17,411,688)                   -
                                                                                           ------------         -----------
               Net cash provided by/(used in) investing activities..................       (21,277,125)         (2,372,262)
                                                                                           ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of issuance costs.................................          2,425,868             679,564
    Issuance of preferred stock, net of issuance costs..............................         16,794,527                   -
    Payment of liabilities in connection with acquired assets.......................        (1,989,104)         (2,828,037)
    Repayments of capital leases....................................................          (366,110)           (502,622)
    Proceeds from long-term borrowings..............................................          1,500,000          14,837,998
    Early retirement of debt........................................................                  -         (4,650,000)
    Repayment of notes payable......................................................          (140,419)         (7,350,475)
                                                                                              ---------         -----------
               Net cash provided by/(used in) financing activities..................         18,224,762             186,428
                                                                                             ----------         -----------
               Net increase(decrease) in cash.......................................          1,319,067         (2,071,853)

CASH, Beginning of Period...........................................................          2,880,342           5,269,627
                                                                                              ---------           ---------
CASH, End of Period.................................................................         $4,199,409          $3,197,774
                                                                                             ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for:
       Interest.....................................................................          1,524,413           1,035,352
    Non-cash investing and financing activities:
       Equipment purchased under capital leases.....................................            388,691             747,724

DETAILS OF ACQUISITION
    Assets acquired.................................................................          3,020,788           6,311,453
    Note Receivable extinguished....................................................        (1,250,000)                   -
    Notes issued....................................................................                  -         (1,500,000)
    Estimated accruals at time of acquisition.......................................                  -         (2,500,000)
                                                                                              ---------          -----------
         Cash paid for acquisition..................................................          1,770,788           2,311,453
                                                                                              =========           =========

The accompanying notes are an integral part of these consolidated statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   The September 24, 2000  consolidated  balance  sheet  presented  herein was
     derived  from  the  audited  December  26,  1999   consolidated   financial
     statements of the Company.

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

4. On May 5, 2000, the Company acquired certain lien rights on substantially all the assets of New York Bagel Enterprises (NYBE) and its wholly owned subsidiary Lots `A Bagels, Inc. (LAB) from a bank. Both NYBE and LAB were operating as Debtors in Possession under Chapter 11 of the bankruptcy code. On May 13, 2000, the Company acquired the leases and other assets of 17 NYBE stores through NYBE's bankruptcy proceeding. In addition, the Company acquired all trademarks and franchise rights for 12 stores operating under the New York Bagel & Deli trade name. The store assets acquired are included as Assets held for resale in the accompanying balance sheet, as the Company intends to sell the stores to franchisees. On July 12, 2000, in LAB's bankruptcy proceeding, the Company acquired the leases and other assets of an additional 6 LAB stores.

5. On June 26, 2000, the Company acquired the operating assets of 13 Manhattan Bagel stores in Western New York from a franchisee that was operating in Bankruptcy. The store assets were acquired for cash and settlement of a note receivable held by the Company.

6. On June 7, 2000, the Company issued 1,219,471 Shares of Common Stock and 392,190 shares of Series C Convertible Preferred Stock as a part of a private placement. The proceeds from this offering, net of related expenses were $3,628,905. On June 27, 2000 the Company issued 140,920 Shares of Common Stock and 52,000 shares of Series C Convertible Preferred Stock concluding the private placement. The proceeds from this offering, net of related expenses were $494,000. Each share of the Series C Convertible Preferred Stock is convertible into 3 shares of Common Stock. Conversion to Common Stock is mandatory upon the registration of the underlying common stock. The Series C Convertible Preferred Stock provides for a cumulative dividend equal to 10% per annum, based upon a deemed value of $ 7.00 per share. As of the date of this filing, all Series C preferred shares have been converted to common stock.

7. On August 11, 2000, the Company, Brookwood New World Investors, LLC ("Brookwood") and BET Associates, L.P.("BET") entered into a Series D Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"). The first closing, under the Purchase Agreement, pursuant to which BET purchased its Series D Preferred Stock and its Warrant (as defined below), occurred on August 11, 2000. The second closing under the Purchase Agreement, pursuant to which Brookwood purchased its Series D Preferred Stock and Warrant (as defined below), occurred on August 18, 2000. Under the terms of the Purchase Agreement, Brookwood and BET each purchased (i) 8,108.108 shares of New World's Series D Preferred Stock (the "Series D Preferred Stock") and (ii) a warrant to purchase up to 1,196,910 shares of the Common Stock of New World, which represents the right to purchase in the aggregate approximately 12.9% of the Common Stock (each, a "Warrant"). The shares of Common Stock issuable upon exercise of a Warrant are entitled to registration rights under the terms of a Registration Rights Agreement among New World, the Brookwood and BET. Under the terms of the Purchase Agreement, if New World fails to take actions to redeem the Series D Preferred Stock within one year of the closing, New World will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing the right to purchase in the aggregate an additional 2.68% of New World's Common Stock, subject to reduction for any redemption(s) of Preferred Stock that occur prior to any such quarter. Further, under the terms of the Purchase Agreement, if New World fails to take actions to redeem the Series D Preferred Stock within two years of the closing, New World will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing in the aggregate an additional 4.03% of New World's Common stock, subject to reduction for any redemption(s) that occur prior to any such quarter. As of September 24, 2000 there were 25,000 shares of Series D Preferred Stock authorized and 16,216.216 shares issued and outstanding.

8. FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company's Marketable Securities consist of $28,666,000 (face value) of Einstein Noah Bagel Corporation ("ENBC") 7.25% subordinated debentures due June 1, 2004 which have been classified as available-for-sale securities. ENBC is currently in default on these debentures and is operating under Chapter 11 of the Bankruptcy Code. Based upon ENBC's current court proceedings, the Company expects to fully realize this investment based upon the Company's cost of $17,411,688 which approximates its fair value as of September 24, 2000.

9. During the quarter ended September 24, 2000 the deferred tax asset valuation allowance decreased by $3,000,000 resulting in the recognition of an income tax benefit, net of current provision for income taxes of $1,966,178 in the accompanying Income Statement. The decrease is primarily the result of the Company's analysis of the likelihood of realizing the future tax benefit of tax loss carryforwards and additional temporary differences associated with New World Coffee. The Company had previously adjusted the valuation allowance for recognition of tax loss carryforwards related to its Manhattan Bagel Company, Inc. subsidiary. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

General

     New World Coffee - Manhattan Bagel, Inc. is the largest franchisor of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 27 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery. At September 24, 2000 the Company's retail system consisted of approximately 374 stores, including 48 Company-owned and 326 franchised and licensed stores.

     The Company is vertically integrated with bagel dough manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale, supermarket and non-traditional outlets.

     The Company is a Delaware corporation and was organized in November 1992.

Results of Operations

Quarter Ended September 24, 2000 Compared to Quarter Ended September 26, 1999

     Revenues. Total revenues increased 32.9% to $13,562,154 for the quarter ended September 24, 2000 from $10,202,649 for the comparable 1999 period. Manufacturing revenues increased 12.6% to $7,030,233 or 51.8% of total revenues for the quarter ended September 24, 2000 from $6,241,681 or 61.2% of total revenues for the comparable 1999 period. Retail sales increased 109.2% to $4,433,486 or 32.7% of total revenues for the quarter ended September 24, 2000 from $2,119,763 or 20.8% of total revenues for the comparable 1999 period primarily due to the addition of Company owned stores through acquisitions. Franchise related revenues increased 14.0% to $2,098,435 or 15.5% of total revenues for the quarter ended September 24, 2000 from $1,841,205 or 18.0% of total revenues for the comparable 1999 period, primarily as a result of the acquisition of Chesapeake Bagel Bakery in August of 1999.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales remained constant at 83.7% for the quarter ended September 24, 2000 as compared to the comparable 1999 period.

     General and administrative expenses increased to $ 1,681,238 or 12.4% of total revenues for the quarter ended September 24, 2000 from $ 1,589,771 or 15.6% of total revenues for the comparable 1999 period. The increase in expenses is primarily attributable to additional administrative costs associated with recently acquired Company owned stores. General and administrative expenses expressed as a percentage of total revenues decreased to 12.4% for the quarter ended September 24, 2000 from 15.6% for the comparable 1999 period. The decrease is the result of the higher revenue base for the quarter ended September 24, 2000 primarily from revenues associated with newly acquired Company owned stores.

     Depreciation and amortization expense increased to $678,726 or 5.0% of total revenues for the quarter ended September 24, 2000 from $565,905 or 5.5% of total revenues for the comparable 1999 period. The increase is primarily attributable to depreciation on recently acquired Company owned stores and infrastructure improvements which were made in the fourth quarter of 1999.

     Interest expense increased to $448,408 or 3.3% of total revenues, for the quarter ended September 24, 2000 from $431,212, or 4.2% of revenues for the comparable 1999 period. This increase is primarily due to interest costs relating to the acquisition of the Chesapeake Bagel Bakery as well as interest incurred on borrowings for infrastructure improvements.

     Gain from the Early Extinguishment of Debt, net, decreased to $0 as no such gain occurred during the quarter ended September 24, 2000. The gain, realized in the comparable 1999 period, represents an $850,000 discount earned for the prepayment of the Manhattan Bagel Unsecured Creditors' Trust Note which was partially offset by the costs associated with obtaining such discount.

     Net Income. Net income increased to $3,129,376 or 23.1% of total revenues for the quarter ended September 24, 2000 from $854,337 or 8.4% of total revenues for the comparable 1999 period. This increase is primarily a result of increased manufacturing and retail gross profit of $513,138, increased franchise related revenues of $257,230 and the income tax benefit of $1,966,178 which were partially offset by increases in general and administrative expenses of $91,467, interest expense of $17,196, depreciation and amortization expense of $112,821 and a reduction in gain from the early extinguishment of debt of $240,023.


ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999


Results of Operations

Year To Date Period Ended September 24, 2000 Compared to Year To Date Period Ended September 26, 1999

     Revenues. Total revenues increased 11.2% to $32,875,995 for the year to date period ended September 24, 2000 from $29,570,626 for the comparable 1999 period. Manufacturing revenues increased 6.8% to $19,705,393 or 59.9% of total revenues for the year to date period ended September 24, 2000 from $18,438,142 or 62.3% of total revenues for the comparable 1999 period. Retail sales increased 10.9% to $7,595,237 or 23.1% of total revenues for the year to date period ended September 24, 2000 from $6,849,190 or 23.2% of total revenues for the comparable 1999 period primarily due to the acquisition of additional Company owned stores. Franchise related revenues increased 30.2% to $5,575,365 or 17.0% of total revenues for the year to date period ended September 24, 2000 from $4,283,294 or 14.5% of total revenues for the comparable 1999 period, primarily as a result of the acquisition of Chesapeake Bagel Bakery.

     Costs and Expenses. Cost of sales as a percentage of manufacturing revenues and retail sales decreased to 81.4% for the year to date period ended September 24, 2000 from 82.3% for the comparable 1999 period. The reduction was primarily the result of the Company's ability to leverage fixed manufacturing overhead costs over increased manufacturing revenues.

     General and administrative expenses as a percentage of revenues increased to $4,855,910 or 14.8% of total revenues for the year to date period ended September 24, 2000 from $4,577,389 or 15.5% for the comparable 1999 period. The increase is primarily attributable to additional administrative costs associated with recently acquired Company owned stores. General and administrative expenses expressed as a percentage of revenues continue to decline as the Company continues to leverage its existing infrastructure.

     Depreciation and amortization expense as a percentage of revenues increased to $ 1,838,061 or 5.6% of total revenues for the year to date period ended September 24, 2000 from $1,640,573 or 5.5% of total revenues for the comparable 1999 period. The increase is primarily attributable to depreciation on recently acquired Company owned stores and infrastructure improvements which were made in the fourth quarter of 1999.

     Interest expense increased to $1,387,397 or 4.2% of revenues, for the year to date period ended September 24, 2000 from $1,044,978, or 3.5% of revenues for the comparable 1999 period. This increase is primarily due to interest costs relating to the acquisition of the Chesapeake Bagel Bakery brand as well as interest incurred on borrowings for infrastructure improvements.

     Gain from the Early Extinguishment of Debt, net, decreased to $0 as no such gain occurred during the year to date period ended September 24, 2000. The gain, realized in the comparable 1999 period, represents an $850,000 discount earned for the prepayment of the Manhattan Bagel Unsecured Creditors' Trust Note which was partially offset by the costs associated with obtaining such discount.

     Net Income. Net income increased to $4,550,733 or 13.8% of total revenues for the year to date period ended September 24, 2000 from $1,747,074 or 5.9% of total revenues for the comparable 1999 period. This increase is primarily a result of increased manufacturing and retail gross profit of $603,861, increased franchise related revenues of $1,292,071 and the income tax benefit of
$1,966,178 which were partially offset by increases in general and administrative expenses of $278,521, interest expense of $342,419, depreciation and amortization expense of $197,488 and a reduction in gain from the early extinguishment of debt of $240,023.

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

     On June 7, 2000, the Company issued 1,219,471 Shares of Common Stock and 392,190 shares of Series C Convertible Preferred Stock as a part of a private placement. The proceeds, net of related offering expenses, were $3,628,905. On June 27, 2000 the Company issued 140,920 Shares of Common Stock and 52,000 shares of Series C Convertible Preferred Stock concluding the private placement. The proceeds, net of related offering expenses, were $494,000.

     On August 11 and 18, 2000, the Company issued 8,108.108 and 8,108.108 shares, respectively, of newly authorized Series D Preferred Stock (see note 7). The proceeds, net of related offering expenses, were $ 14,687,350. The proceeds from these stock sales were utilized to purchase marketable securities (see note
8).

     At September 24, 2000 the Company had a working capital surplus of $24,266,125 compared to a working capital surplus of $ 1,444,202 at December 26, 1999. The increase in working capital was primarily attributable to proceeds from the preferred stock offering completed during the year to date period ended September 24, 2000.

     The Company had net cash provided by operating activities of $4,371,430 for the year to date period ended September 24, 2000 compared with net cash provided by operating activities of $113,981 for the comparable 1999 period. The increase is primarily the result of higher net income for the period to date.

     The Company had net cash used in investing activities of $21,277,125 for the year to date period ended September 24, 2000 compared with net cash used in investing activities of $2,372,262 for the comparable 1999 period. The increase in cash used reflects the Company's acquisition strategy combined with the purchase of marketable securities (see note 8).

     The Company had net cash provided by financing activities of $18,224,762 for the year to date period ended September 24, 2000 compared with net cash provided by financing activities of $186,428 for the comparable 1999 period. The increase primarily reflects the completion of a private placement and sale of Series D Preferred Stock.


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

                               SEPTEMBER 24, 2000

Item 1.   Legal Proceedings

     Not applicable

Item 2.   Changes in Securities

     During the second quarter of 2000, the Company's board of directors designated 500,000 shares of preferred stock as Series C Preferred Stock.

     During the third quarter of 2000, the Company's board of directors designated 25,000 shares of preferred stock as Series D Preferred Stock

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  None

(b)      Reports on Form 8-K.

     On September 1, 2000, the Company filed a form 8-K relating to the issuance of Series D Preferred Stock and related matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.


Date:   November 13, 2000               By:/s/ R. Ramin Kamfar
                                           -------------------
                                           R. Ramin Kamfar
                                           Chairman and Chief Executive Officer



Date:   November 13, 2000               By:/s/ Jerold E. Novack
                                           --------------------
                                           Jerold E. Novack
                                           Chief Financial Officer