Form 10KSB
period 2000-12-31
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2001-04-16
CIK 949373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark one)

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                NAME OF EACH EXCHANGE ON WHICH REGISTERED:NASDAQ

                               Title of Each Class
                          Common Stock, $.001 par value

       Securities registered under Section 12(G) of the Exchange Act: NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(D) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.__ YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $45,722,881

     The aggregate market value of the voting stock held by non-affiliates per the closing stock price as of April 6, 2001 is $18,498,878

     As of April 6, 2001, 16,443,447 shares of common stock of the issuer were outstanding.


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


ITEM 1. BUSINESS

General

     New World Coffee - Manhattan Bagel, Inc. (the "Company") is one of the largest franchisors of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. ("MBC"). On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery ("CBB"). At December 31, 2000, the Company's retail system consisted of approximately 347 stores, including 44 Company-owned and 303 franchised and licensed stores.

     The Company is vertically integrated and has bagel dough and cream cheese manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale, supermarket and non-traditional outlets.

     The Company is a Delaware corporation and was organized in November 1992.

Investment in Einstein/Noah Bagel Corp. Securities

     In fiscal 2000, and continuing into fiscal 2001, the Company purchased substantial amounts of the 7.25% Convertible Subordinated Debentures due 2004 (the "Bonds") of Einstein/Noah Bagel Corp. ("Einstein"). As of April 13, 2001 the Company owns and, through an affiliate controls, approximately $61.5 million in Einstein Bonds.

     In April 2001 the Company entered into an agreement with the Trustee of the Boston Chicken Plan Trust, the majority stockholder of Einstein, to support confirmation of the Plan of Reorganization (the "Plan") filed by the Trustee in the Chapter 11 cases of ENBC and Einstein/Noah Bagel Partners, L.P. ("ENBP"), now pending in the United States Bankruptcy Court for the District of Arizona (the "Court"). Under the Plan, holders of ENBC's 7.25% Debentures due June 2004 shall be given the option of converting to equity in the reorganized ENBC or having their bonds reinstated through payment of all accrued interest and future compliance with the terms of the Indenture.

     In April 2001, the Company also entered into an agreement with one of the Trustee's proposed exit lenders for the Plan, to confirm New World's support for the Plan, pursuant to which New World would agreed to convert its Debentures to equity in reorganized ENBC. Under the conversion price and formulae in the Plan, New World would receive approximately 3.9 million shares of reorganized ENBC's new common stock, which the Company anticipates would result in the Company becoming the largest stockholder in reorganized ENBC.

     There is no assurance that the Plan will be confirmed.

Industry Overview

     The U.S. market for bagels is large, fragmented and growing. According to Leading Edge Reports, a market research firm, the Retail U.S. bagel market has grown rapidly, from $2.1 billion in 1995 to $4.7 billion in 2000. This represents an average annual growth rate of 16.8%. According to Leading Edge Reports, the share of the U.S. bagel market captured by bagel shops and bakeries has grown from 42% in 1996 to 48% in 2000 and is expected to reach 50% by 2002. Management believes this growth has been driven by (i) greater consumer awareness and appreciation of fresh baked bagels as a result of their increasing availability, (ii) increasing demand for all fresh premium food products where the differential in price from the commercial brands is small compared to the improvement in product quality and taste, (iii) a switch by consumers to low fat baked items such as bagels from high fat fried alternatives, and (iv) the popularity of coffee bars and bagel stores as gathering places.

     The U.S. market for specialty coffee is also large, fragmented and growing. According to the National Coffee Association's 2000 National Coffee Drinking Trends report, approximately 66% of all consumers (age 18+) drink coffee on a weekly basis, they drink an average of 3.1 cups per day, and the overall number of coffee drinkers has grown from approximately 140 million in 1990 to approximately 161 million in 2000. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow. In the year 2000, approximately 53% of all consumers (age 18+) consumed a gourmet coffee beverage, a 3.9% increase over 1999.

Business Strategy

     The Company's objective is to be a leading bagel bakery and coffee cafe franchisor in each market in which it operates, and to support and extend its consumer brands and leverage its manufacturing infrastructure through alternate distribution channels. The key elements of this strategy include:

     Industry Consolidation. The Company's strategy is to be the consolidator of the bagel bakery industry. The industry is currently fragmented with many chains operating unprofitably or at marginally profitable levels. The Company believes that the current industry environment will allow it to acquire additional stores through acquisition of its weaker competitors. These acquisitions, with subsequent conversion to one of the Company's core brands will create financial synergies as current plant capacity is utilized to supply new products to acquired units. In addition, the Company will be able to leverage its investment in administrative infrastructure realizing additional profits from these acquisitions.

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

     Quality Products. The Company's strategy is to provide the consumer with superior quality products, primarily bagels, cream cheeses and coffee, which it believes is a primary factor in a consumer's decision to patronize its stores, and enables it to build a high quality brand identity. The Company's vertically integrated strategy enables it to supply its stores with high quality specialty coffees, frozen bagel dough and cream cheeses, and to control the quality of product sold in the stores. The Company's coffee and bagel products have won a number of quality and "Best of" awards, which assists the Company in developing its high quality brand identity.

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

     Efficient Production System. The Company's strategy is to leverage its manufacturing and distribution systems to lower operating costs and improve product quality. The Company believes that centralized production of bagel, cream cheese, and coffee products allows for a more consistent superior product, better quality control and a more efficient introduction of new products. In addition, the system significantly simplifies store level operations, and eliminates the need for franchisees to commit substantial capital and labor to raw material procurement and in-store production. The Company has recently made improvements in its coffee packaging system and continues to evaluate its production process to take advantage of additional production efficiencies.

     Inviting Stores. The Company's strategy is to deliver a store environment for each concept, which is conducive to capturing important day parts. The Company's objective is a comfortable and inviting store with layouts designed to process a large volume of transactions during the critical high volume day parts. During 2000, the Company completed a redesign of its Manhattan Bagel Store design. The new design, to be utilized in stores opening in the year 2001, will more effectively promote the Company's product offerings and will allow for a more prominent display of seasonal product selections.

     Training and Development. The Company's strategy places a strong emphasis on identifying and retaining qualified franchisees and employees, and invests substantial resources training them in customer service, beverage and food preparation and display and store operations. The Company believes that the friendliness, speed and consistency of service and the product knowledge of the Company's franchisees and employees are critical factors in developing the Company's quality brand identity and in building a loyal customer base.

     Wholesale Sales. The Company's strategy is to leverage its existing manufacturing facilities and systems, quality products and brand names to develop a significant wholesale business. The Company believes that food distributors, chain grocery stores and other non-traditional outlets offer the Company opportunities to more fully utilize its production capacity.

Expansion

     The Company plans to open approximately 40 franchised stores in 2001, primarily in existing markets. The Company has adopted a policy of not developing stores for its own operation and is in the process of franchising most of the stores currently operated by the Company.

     The ability of the Company's franchisees to open new stores is affected by a number of factors. These factors include, among other things, the ability to locate and procure suitable locations, the ability to obtain financing, and the ability to hire, train and retain management and other personnel. Accordingly, there can be no assurance that the Company's franchisees will be able to meet planned growth targets.

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

Retail Stores

     Manhattan Bagel. Manhattan Bagel stores are designed to combine the authentic tastes of a bagel bakery with the comfortable setting of a neighborhood meeting place. Manhattan Bagel's prototypical store blends functionality, style and customer comfort in a relaxed social atmosphere. Walls are covered with murals designed to portray the Manhattan Bagel brand. Manhattan Bagel stores are typically in leased locations of approximately 1,500 square feet with ample parking and indoor seating for 30 - 40 customers. During 2000, the Company redesigned its prototype store to emphasize its lunch offerings, specialty coffee drinks and cool blended drinks menu.

     Manhattan Bagel stores offer, over the course of any given year, more than 23 varieties of fresh baked bagels, as well as bagel sticks and bialys. Manhattan's bagels are baked fresh throughout the day using a traditional boil and bake process to create a light, "crunchy on the outside, chewy on the inside" bagel. Manhattan Bagel stores also offer 15 flavors of cream cheese, and an extensive variety of breakfast and lunch sandwiches, coffee, soft drinks, salads, muffins and soups. In 1998, the Company introduced a program, "Bagel, Wrapp or Roll," under which it now offers all sandwiches, previously only available on bagels, on alternative carriers, such as french rolls or wrapps, in order to increase its lunch business. The Company expects to continue to emphasize its lunch business going forward. In 1999, the Company continued to expand its product offerings to include cool blended drinks.

     Chesapeake Bagel Bakery. Chesapeake Bagel Bakery stores offer a variety of freshly-baked bagels as well as other baked goods and dessert items. The bagels are "authentic" New York style bagels prepared fresh each day in the stores. The Chesapeake stores also offer an extensive variety of breakfast and lunch sandwiches, coffee, salads and soups.

     New World Coffee. New World Coffee stores are designed to be conducive to capturing all dayparts. In addition, the store atmosphere is designed to be a comfortable and inviting cafe setting through the use of natural materials, warm lighting, appropriate music and a comfortable seating area to promote the stores use as neighborhood gathering places. The Company's prototype store averages 1,400 - 1,800 square feet.

     New World Coffee stores offer, over the course of any given year, up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, from coffee producing countries around the world. Regular and decaffeinated "Coffees of the Day" are fresh brewed daily with strict brewing and freshness standards. The stores also offer a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, caffe mocha and espresso machiato. New World Coffee stores offer a selection of black, herbal and fruit teas, with one selection offered as the fresh brewed "Iced Tea of the Day," and also offer freshly squeezed orange and grapefruit juice. New World Coffee stores also offer a broad and deep variety of fresh, high quality food items. Breakfast offerings include bagels, croissants, muffins, danishes and scones; lunch offerings include Italian panini sandwiches and soups; dessert items include various cakes and cookies, dessert muffins, brownies and biscotti. Management is consistently working with its suppliers to develop a selection of quality food items, which will complement beverage sales.

Sourcing, Manufacturing & Distribution

     The Company believes that controlling the manufacture and distribution of bagels, cream cheeses and coffee are important elements in ensuring both product quality and profitability. To support this strategy, the Company has made significant investments in processing technology, formulations and manufacturing capacity.

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

     Cream Cheese Production. During 2000, the Company entered into a production supply agreement with BC-USA, Inc. a premier manufacturer of cream cheese and related products. Pursuant to the agreement, BC-USA, Inc. produces cream cheese for sale to the Company's retail units utilizing proprietary formulas and specifications developed by the Company. The Company retains quality control personnel to insure the product is manufactured according to specifications. Management believes that this allows the Company to provide a cheese product with longer shelf life at a lower price. The Company has retained its cream cheese manufacturing facilities in Eatontown, NJ and Los Angeles, CA which can be utilized in the future based upon production requirements.

     Coffee Sourcing. The Company purchases only the highest quality grades of Arabica coffee available from the best crops by evaluating crop samples on an ongoing basis and making purchase commitments on the basis of quality, taste and availability. The Company makes forward commitments for the purchase of all of its coffee to help ensure adequate supply. The Company has long-standing relationships with coffee brokers, allowing it access to the world's best green coffees.

     Coffee Roasting. The Company's roasting process varies based upon the variety, origin and physical characteristics of the coffee and is designed to develop the optimal flavor and aromatics of each coffee. The Company currently roasts its coffee in its Branford, CT manufacturing facility.

     Coffee Packaging. During 2000, the Company opened a state-of-the-art coffee packaging facility at its Eatontown, NJ plant. This was done in connection with the introduction of the Company's premium private label coffee, Mountain Ridge Coffee, into Manhattan Bagel Stores during the year 2000. Packaging coffee at the Eatontown facility has allowed the Company to maximize utilization of its facility and reduce costs of distribution.

     Distribution. The Company's products are typically delivered to the stores by truck either directly from the manufacturing facility or through third party distributors. The Company's coffee is delivered to each New World Coffee store at least twice a week, generally within 24 hours of roasting. This enables the Company to control the freshness of the coffee sold in its stores.

Marketing

     The Company's marketing programs target market and regional efforts, making extensive use of local promotional media. In areas of higher brand development, local marketing efforts may include radio and television advertising.

     Company-owned and franchised stores are generally required to contribute up to 2.5% of sales to the respective brand's marketing fund, which provides the stores with marketing support including in-store point of purchase and promotional materials. Print and other mass media advertising is utilized to increase consumer interest and build sales.

Franchise Program

     General. The Company considers franchising to be a key element in its continued growth. As of December 31, 2000 there were 303 franchised stores operating in 26 states and the District of Columbia. Additionally, the Company had franchise agreements signed for approximately 5 additional franchised stores. There can be no assurance that all of these stores will be opened.

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

     Franchise Store Development. The Company furnishes each franchisee with assistance in selecting sites and constructing their store and provides prototypical store design plans to the franchisee. Each franchisee is responsible for selecting the location for its stores, with the Company's assistance, based on accessibility and visibility of the site, targeted demographic factors, existing traffic patterns, availability of parking and proximity of synergistic retailers and competition. The Company has the right to approve the site selected by the Franchisee prior to any lease commitment.

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

     Franchise Reporting. The Company collects weekly and monthly sales and other operating information from its franchisees. The Company's agreements generally permit the Company to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions and purchases of products from the Company.

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

Competition

     The coffee and bagel industries are intensely competitive and there are many well-established competitors with substantially greater financial and other resources than the Company. Although competition in the specialty coffee market is currently fragmented, the Company competes and, in the future will increasingly compete with Starbucks, the market's leading retailer. Although competition in the bagel market is fragmented, the Company competes and, in the future will increasingly compete with Dunkin' Donuts, Einstein/Noah Bagel Corp., and Bruegger's Bagels. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing, and operating resources than the Company could enter the market at any time and compete directly against the Company. In addition, in virtually every major metropolitan area in which the Company operates or expects to enter, local or regional competitors already exist.

     The Company's coffee beverages compete directly with all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. The Company's bagel products compete directly against all restaurant and bakery outlets that serve bagels, including the bakery section of supermarkets, and a growing number of bagel bakeries. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience and, to a lesser extent, on price. The Company also expects that competition for suitable sites for new stores will be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that the Company will be able to continue to secure adequate sites at acceptable rent levels. The Company also competes with many franchisors of restaurants and other business concepts with respect to the sale of franchises.

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

     The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws, which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with
State authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time (some of which are now pending) which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

Employees

     At December 31, 2000, the Company had 675 employees, of whom 516 were store personnel, 98 were plant and support services personnel, and 61 were corporate personnel. Most store personnel work part time and are paid on an hourly basis. The Company has never experienced a work stoppage and its employees are not represented by a labor organization. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

     As of December 31, 2000 the Company and its franchisees and licensees operated 347 stores, consisting of 28 New World Coffee stores, 253 Manhattan Bagel stores and 66 Chesapeake Bagel Bakery stores as follows.

STORE LOCATIONS

        State              Company      Franchised        Total
-----------------------  ------------  --------------  -------------

Alabama                            0               3              3
California                         0              22             22
Colorado                           6               4             10
Connecticut                        5               5             10
Delaware                           0               5              5
District of Columbia               0               3              3
Florida                            0              24             24
Georgia                            0              10             10
Illinois                           0               1              1
Kansas                             2               0              2
Louisiana                          0               1              1
Maryland                           0              15             15
Massachusetts                      0               2              2
Michigan                           0               2              2
Minnesota                          0               1              1
Missouri                           0               1              1
Nevada                             0               1              1
New Jersey                         0              54             54
New York                          17              24             41
North Carolina                     0              15             15
Ohio                               0               4              4
Oklahoma                          14               0             14
Pennsylvania                       0              63             63
South Carolina                     0               4              4
Texas                              0               5              5
Virginia                           0              33             33
West Virginia                      0               1              1
                         ------------  --------------  -------------

TOTAL                             44             303            347
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

Location                                    Facility                                             Size
--------                                    --------                                             ----

Eatontown, NJ (a)                           Corporate Headquarters                               101,000 sq.ft.
                                            Bagel University/Coffee University
                                            Bagel Manufacturing
                                            Coffee Packaging
                                            Distribution

Los Angeles, CA (b)                         Regional Offices                                      24,000 sq.ft.
                                            Bagel Manufacturing
                                            Distribution

Greenville, SC (c)                          Bagel Manufacturing                                   12,500 sq.ft.

Branford, CT (d)                            Office/Training Facilities                             3,800 sq.ft.
                                            Coffee Roasting Plant                                  1,600 sq.ft.

----------------------
     (a) This facility is leased. Lease term ends January 31, 2005 and is subject to two 5 year extension options.

     (b)   This facility is leased, with an initial lease term through June 1, 2007 and two 5 year options.

     (c)  This facility is located on a 1.45-acre parcel of land owned by the Company.  This facility is not currently in operation.

     (d)  This facility is leased through October 31, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 21, 2000, the Company's stockholders at an Annual Meeting (i) duly elected and qualified Leonard Tannenbaum (9,589,982 shares in favor, 90,510 shares against) as the Class III director of the Company to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified; and (ii) approved the appointment of Arthur Andersen, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 (9,644,615 shares in favor, 22,735 shares against, 13,142 abstained.)


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market ("Nasdaq") under the symbol "NWCI". The following table sets forth the range of high and low closing sale prices (based on transaction data as reported by NASDAQ) for the Common Stock for each fiscal quarter during the periods indicated. All values have been adjusted to reflect the 1 for 2 stock split which took place on August 17, 1999.

Fiscal 1999                                                           High            Low
                                                                      ----            ---

First Quarter (From December 28, 1998 to March 28, 1999)              $2.76           $1.50
Second Quarter (From March 29, 1999 to June 27, 1999)                 $2.06           $1.50
Third Quarter (From June 28, 1999 to September 26, 1999)              $1.94           $1.38
Fourth Quarter (From September 27, 1999 to December 26, 1999)         $2.64           $1.63


Fiscal 2000                                                           High            Low
                                                                      ----            ---


First Quarter (From December 27, 1999 to March 26, 2000)              $3.81           $1.97
Second Quarter (From March 27, 2000 to June 25, 2000)                 $3.38           $1.81
Third Quarter (From June 26, 1999 to September 24, 2000)              $2.13           $1.66
Fourth Quarter (From September 25, 2000 to December 31, 2000)         $1.69           $0.88


     On April 6, 2001 the closing price for the Company's Common Stock as reported by NASDAQ was $ 1.13 per share.

     As of April 6, 2001, there were approximately 255 holders of record of the Common Stock. This number does not include individual stockholders who own
Common Stock registered in the name of a nominee under nominee security listings.

     The Company has not declared or paid any cash dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future and is precluded from paying dividends under its bank agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World Coffee - Manhattan Bagel, Inc. is one of the largest franchisors of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. ("MBC"). On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery ("CBB"). At December 31, 2000, the Company's retail system consisted of approximately 347 stores, including 44 Company-owned and 303 franchised and licensed stores.

     The Company is vertically integrated and has bagel dough and cream cheese manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale, supermarket and non-traditional outlets.

     The Company is a Delaware corporation and was organized in November 1992.

Results of Operations

     Year Ended December 31, 2000 Compared To Year Ended December 26, 1999

     Revenues. Total revenues increased 14.5% to $45,722,881 for fiscal 2000 from $39,925,398 for fiscal 1999. Manufacturing revenues increased to $26,011,188 or 56.9% of revenues for fiscal 2000 from $25,105,635 or 62.9% of revenues for fiscal 1999. Royalties and franchise related revenues increased to $7,714,511 or 16.9% of total revenues for fiscal 2000 from $6,171,413 or 15.5%
of total revenues for fiscal 1999. Retail sales increased to $11,997,182 or 26.2% of revenues for fiscal 2000 from $8,649,350 or 21.7% of revenues for fiscal 1999, primarily due to the acquisition of additional Company owned stores.

     Costs and Expenses. Cost of Sales as a percentage of related manufacturing and retail sales decreased to 81.7% in fiscal 2000 from 82.8% in fiscal 1999. The reduction in costs was attributable to improved manufacturing margins as the Company was able to leverage existing plant capacity on higher manufacturing sales volumes.

     General and administrative expenses increased to $ 6,694,107 or 14.6% of revenues for fiscal 2000 from $6,136,510 or 15.4% of revenues for fiscal 1999. General and administrative expenses expressed as a percentage of total revenues decreased to 14.6% in fiscal 2000 from 15.4% in fiscal 1999. The increase in dollars spent is primarily attributable to additional administrative costs associated with recently acquired Company owned stores. General and administrative expenses expressed as a percentage of revenues continue to decline as the Company continues to leverage its existing infrastructure.

     Depreciation and amortization expense increased to $2,774,033 or 6.1% of revenues for fiscal 2000 from $2,249,340 or 5.6% of revenues for fiscal 1999. The increase was primarily attributable to depreciation on Company owned stores acquired during fiscal 2000.

     Income from Operations. Income from operations increased to $5,209,777 or 11.4% of revenues for fiscal 2000 from $3,591,093 or 9.0% of revenues for fiscal 1999. The increase is primarily attributable to increased sales for 2000 and improved margins.

     Interest expense, net for fiscal 2000 increased to $1,960,103 or 4.3% of revenues from $1,407,018 or 3.5% of revenues for fiscal 1999. The increase in interest expense is primarily attributable to debt incurred in connection with the Chesapeake Bagel Bakery acquisition during the 3rd quarter of 1999.

     Loss on the sale of investments increased to $338,926 for fiscal 2000 from $0 for fiscal 1999. The loss in 2000 was attributable to the Company's trading activities in marketable equity and debt securities.

     Extraordinary item. Gain from the early extinguishment of debt, net, decreased to $0 for fiscal 2000 from $240,023 in fiscal 1999. The gain represents a discount earned for the prepayment of the Manhattan Bagel Unsecured Creditors' Trust Note, which was partially offset by the costs associated with obtaining such discount.

     Net Income. Net income for fiscal 2000 increased to $6,010,926 or 13.1% of revenues from $2,424,098 or 6.1% of revenues in fiscal 1999. The primary reasons for the increase in net income were the increased revenue base for fiscal 2000, and the realization of certain income tax benefits.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. During 1999, MBC contributed substantially all of the profitability of the Company and accordingly, the valuation allowance relating to such deferred tax assets has been reversed. The offsetting benefit has been reflected as a reduction of the goodwill recorded in connection with the acquisition of MBC. During 2000, the Company evaluated its tax loss carryforwards and related deferred tax asset resulting in the recognition of a deferred income tax benefit of $3,100,178. At December 31, 2000, the Company had net operating loss carryforwards of approximately $39,700,000 available to offset future taxable income. These amounts expire at various times through 2020. As a result of ownership changes resulting from sales of equity securities and the acquisition of MBC the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 of the Internal Revenue Code of 1986, as amended.

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

Liquidity and Capital Resources

     In a series of closings from April 18, 2000 through June 21, 2000, the Company completed a private placement consisting of 1,360,390 shares of Common Stock and 444,190 shares of convertible Series C Preferred Stock. The proceeds from the offering, net of related offering expenses were $4,144,305.

     In August 2000, the Company issued 16,216 shares of Series D redeemable preferred stock realizing proceeds of $14,377,677 net of related offering expenses.

     The Company plans to satisfy any of its capital requirements in 2001 through cash flow from operations and the sale of Company-owned stores to franchisees, which should generate additional cash. The Company may also raise capital through additional equity offerings.

     At December 31, 2000, the Company had working capital of $16,527,571 compared to working capital of $1,444,202 at December 26, 1999.

     The Company had net cash provided by operating activities of $2,094,753 for fiscal 2000 and net cash provided by operating activities of $1,734,674 for fiscal 1999. The increase was primarily attributable to the increase in net income.

     The Company had net cash used in investing activities of $19,217,513 for fiscal 2000 and $2,864,229 for fiscal 1999. The primary use of cash for investing activities was the acquisition of debt securities.

     The Company had net cash provided by financing activities of $16,423,525 for fiscal 2000 and net cash used by financing activities of $1,259,730 for fiscal 1999 The primary source of cash provided was though the sale of the Company's common stock and Series C and D Preferred Stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, key employees and executive officers of the Company and their ages as of the date of this 10-KSB are as follows:

Name                                  Age                 Position with the Company
----                                  ---                 -------------------------

R. Ramin Kamfar                       37                  Chairman and Chief Executive Officer and Director
William Rianhard                      43                  President and Chief Operating Officer
Jerold E.  Novack                     45                  Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
Michael Konig                         40                  General Counsel
Michael Lubitz                        44                  Corporate Controller
Michael Ryan                          45                  Vice President - Franchise Services
David Ammons                          49                  Vice President - Marketing
Keith F. Barket (1)(2)                39                  Director (Class II)
Karen Hogan (1)                       39                  Director (Class I)
Edward McCabe (2)                     62                  Director (Class II)
Leonard Tannenbaum                    29                  Director (Class III)
Eve Trkla                             38                  Director (Agreement)
William Nimmo                         46                  Director (Agreement)

(1) Member of Audit Committee
(2) Member of Compensation Committee

     Mr. Kamfar has served as a Director since founding the Company and as Chairman and Chief Executive Officer since December 1998. From May 1996 to December 1998, he served as President and Chief Executive Officer of the Company. Between October 1993 and May 1996, Mr. Kamfar served in a number of functions, including Co-President and Co-Chief Executive Officer of the Company. Between 1988 and 1993, he worked in the Investment Banking Division of Lehman Brothers Inc., New York, NY, most recently as a Vice President in the firm's Private Placement Group. Mr. Kamfar is a director of Vsource, Inc. Mr. Kamfar has a B.S. degree with distinction in Finance from the University of Maryland and an M.B.A. degree with distinction in Finance from The Wharton School at the University of Pennsylvania.

     Mr. Rianhard became President and Chief Operating Officer of the Company in May 2000. From October 1995 to April 2000, Mr. Rianhard was employed by Sara Lee Corporation as the President and Chief Operating Officer of Quikava, Inc., Hingham, MA., Chock Full o' Nuts Cafe franchising network. From 1976 to October 1995, Mr. Rianhard was employed by Allied Domecq U.S. Retailing, Randolph, MA. the parent company of Dunkin' Donuts, in various operations and development positions, serving the last four years as the Director of Concept Development. Mr. Rianhard has a B.A. degree from Ulster County College.

     Mr. Novack joined the Company as Vice President-Finance in June 1994 and has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary since July 2000 and Chief Financial Officer, Treasurer and Secretary since January 1999. From 1991 to 1994, he served as Vice President/Controller of The Outdoor Furniture Store, Inc., Woodridge, NJ a specialty retail chain. From 1988 to 1991, he served as Controller for Richmond Ceramic Tile, Inc., New York, NY a retailer and distributor of ceramic tile. From 1985 to 1988, Mr. Novack served as Assistant Controller for Brooks Fashion Stores, Inc., New York, NY a specialty retail chain. Prior to 1985, Mr. Novack served as Import Division Controller for Mercantile Stores Company, Inc., New York, NY a department store chain. Mr. Novack has a B.S. degree in Accounting from Brooklyn College, City University of New York.

     Mr. Konig joined the Company in January 1999 and serves as General Counsel. From March 1998 to December 1998, Mr. Konig served as a consultant to the Company regarding its acquisition of Manhattan Bagel Co., and maintained a separate client base. From 1997 to 1998, Mr. Konig served as Chief Operating Officer and General Counsel to Anthony L., L.L.C. and J.S.P. Footwear, Inc., manufacturers and distributors of branded footwear and clothing lines. From 1989 to 1997, Mr. Konig was an attorney in private practice with Greenbaum, Rowe, Smith, Ravin, Davis & Himmel, LLP of Woodbridge, NJ, concentrating in Commercial Litigation, Bankruptcy Law and Corporate Transactions. From 1987 to 1989, Mr. Konig was an attorney in private practice with Ravin, Sarasohn, Cook, Baumgarten, Fisch & Baime of Roseland, NJ, concentrating in Bankruptcy Law. Mr. Konig received a J.D. (cum laude) from California Western School of Law and an M.B.A. in Finance with high honors from San Diego State University.

     Mr. Lubitz, joined the Company in February 1999 and serves as Corporate Controller. From 1996 through January of 1999, Mr. Lubitz served as Corporate Controller of The Princeton Review, New York, NY a leading test preparation company. From 1986 to 1995, Mr. Lubitz was a Certified Public Accountant in Public Practice with the firm of Becker, Sarran & Lubitz, Chartered of Bethesda, MD. From 1982 to 1985, Mr. Lubitz served as Vice President - Finance of Resource Ventures, Inc., Alexandria, VA, an international trading and transportation company. Prior to 1982, Mr. Lubitz was an Auditor with Arthur Andersen & Co., New York, NY. Mr. Lubitz holds B.S. degrees in Accounting and Industrial Relations from Rider University. Mr. Lubitz received his C.P.A. certification from the state of Pennsylvania in 1980.

     Mr. Ryan has served as Vice President - Franchise Services of the Company since November 1998. From 1995 to November 1998, Mr. Ryan served initially as Director of Operations, and subsequently as Vice President - Franchise Services of Manhattan Bagel Company, Inc. From 1994 to 1995, he served as Director of Operations for T.J. Cinnamons, Secaucus, NJ. From 1973 to 1994, he served in various capacities at Dunkin Donuts, most recently as Development Manager.

     Mr. Ammons has served as Vice President - Marketing since April 2000. From 1996 to 1999, Mr. Ammons was employed by Allied Domecq U.S. Retailing as Director of Field Marketing for Dunkin' Donuts, Baskin Robbins and the Togo's brands. From 1992 to 1997, Mr. Ammons was employed by Foote, Cone & Belding/Bozell Worldwide Advertising as Vice President/Partner on the Taco Bell account. Mr. Ammons has a B.S. degree in Advertising and Public Relations from Youngstown State University.

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

     Mr. McCabe has served as director of the Company since February 1997. Mr. McCabe has served as a marketing and investment banking consultant since 1998. From 1991 to 1998, Mr. McCabe was Chief Executive Officer of McCabe & Company, New York, NY, an advertising and communications company. From 1967 to 1986 he served in various capacities, most recently as President and Worldwide Creative Director, at Scali, McCabe, Sloves, Inc., New York, NY, an advertising agency he co-founded. He also serves on the advisory board of ThinkTanksWorldwide.com.

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

     Leonard Tannenbaum, C.F.A., has served as a director of the Company since March 1999. Mr. Tannenbaum is currently the Managing Partner at MYFM Capital LLC, a boutique investment banking firm, and a partner at BET Associates LP, a $50 million venture capital fund. Mr. Tannenbaum is a holder of the Chartered Financial Analyst designation and is a member of AIMR. Mr. Tannenbaum currently serves on the board of directors of the following companies: Corteq, General Devices, Timesys, an embedded Linux company, and Transcentives.com, an Internet holding company. Previously, Mr. Tannenbaum was the president of on-line auction company CollectingNation.com, a partner in a $50 million hedge fund, an assistant portfolio manager at Pilgrim Baxter, and an Assistant Vice President in the small company group of Merrill Lynch. Mr. Tannenbaum has an M.B.A in Finance and Bachelors of Science in Management from the Wharton School at the University of Pennsylvania.

     Ms. Trkla has been an Agreement Director since August 2000 in accordance with the Stock Purchase Agreement, and is a controlling person of Brookwood Financial Partners, L.P., an affiliate of Brookwood New World Investors, LLC, a party to the Stock Purchase Agreement (see "Principal Stockholders"). Ms. Trkla has been, since May 1993, the Chief Financial Officer of Brookwood Financial Partners, L.P. Ms. Trkla's prior experience in the financial services field includes eight years as a lender at The First National Bank of Boston and one year as the Senior Credit Officer at The First National Bank of Ipswich. Ms. Trkla also serves as a director of UbiquiTel, Inc., a Sprint PCS affiliate. Ms. Trkla is a cum laude graduate of Princeton University.

     Mr. Nimmo has been an Agreement Director since January 2001 in accordance with the Stock Purchase Agreement, and is a partner at Halpern, Denny & Co. a private equity investment firm and party to the Stock Purchase Agreement. From 1989 to 1997, Mr. Nimmo was a partner at Cornerstone Equity Investors, L.L.C. and its predecessor firm, Prudential Equity Investors, Inc. Prior to joining Prudential Equity Investors in 1989; he spent ten years with J.P. Morgan & Company. Mr. Nimmo is a graduate of Dartmouth College and received an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth. Mr. Nimmo serves on the Boards of a number of private companies.

     All directors currently serve for one to three-year terms and until their successors have been elected and qualified. Beginning with the election of directors in the year 2000, all directors are elected to terms of three years on a staggered basis. Officers are elected annually and serve at the discretion of the board. There are no family relationships between any of the directors or executive officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The following table provides certain information concerning the compensation earned by the Company's Chief Executive Officer for services rendered in all capacities to the Company during 2000, and any executive officers of the Company who received compensation in excess of $100,000 during 1998, 1999 and 2000 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                       Fiscal Year ended December 31, 2000
                                                                  Annual Compensation
                                   -----------------------------------------------------------------------------------
                                                                             Restricted Stock Grants     Securities
                                                                           ---------------------------
                                                            Other Annual                                 Underlying
                                                            Compensation                      Stock     Options/ SARs
Name and Principal Position         Salary ($)   Bonus ($)        ($)       Shares (#)       Value ($)       (#)
                                    ----------   ---------                  ----------       ---------       ---

R. Ramin Kamfar, Chairman and
Chief Executive Officer             $ 300,000    $ 105,000    $24,000(1)         --              --        250,000

William Rianhard, President and
Chief Operating Officer             $  98,923    $  25,000    $12,000(1)         --              --         60,000

Jerold E. Novack, Chief Financial
Officer                             $ 154,808    $  77,500     12,000(1)      100,000        $ 125,625     200,000



                       Fiscal Year ended December 26, 1999
                                                                  Annual Compensation
                                   -----------------------------------------------------------------------------------
                                                                             Restricted Stock Grants     Securities
                                                                           ---------------------------
                                                            Other Annual                                 Underlying
                                                            Compensation                      Stock     Options/ SARs
Name and Principal Position         Salary ($)   Bonus ($)        ($)       Shares (#)       Value ($)       (#)
                                    ----------   ---------                  ----------       ---------       ---

R. Ramin Kamfar, Chairman and Chief
Executive Officer                   $ 175,000    $ 87,500     $24,000(1)         --              --       250,000

Jerold E. Novack, Chief Financial
Officer                             $ 150,000    $ 37,500     $12,000(1)         --              --       125,000


                       Fiscal Year ended December 27, 1998
                                                                  Annual Compensation
                                   -----------------------------------------------------------------------------------
                                                                             Restricted Stock Grants     Securities
                                                                           ---------------------------
                                                            Other Annual                                 Underlying
                                                            Compensation                      Stock     Options/ SARs
Name and Principal Position         Salary ($)   Bonus ($)        ($)       Shares (#)       Value ($)       (#)
                                    ----------   ---------                  ----------       ---------       ---

R. Ramin Kamfar, Chairman and Chief
Executive Officer                   $ 137,500    $ 68,750     $24,000(1)         --              --           --

Jerold E. Novack, Chief Financial
Officer                             $ 118,462    $100,000     $12,000(1)         --              --           --

(1) Represents car and commuting allowances for the respective individuals.

Stock Option Grants

     Set forth below is information on grants of stock options for the Named Executive Officers for the period December 27, 1999 to December 31, 2000.

OPTION GRANTS IN 2000

                                Individual Grants
                                                                                             Potential Realizable
                             Number of     Percentage of                                       Value At Assumed
                            Securities     Total Options      Exercise                         Annual Rates of
                            Underlying       Granted to        Price                             Stock Price
                              Option        Employees in       ($ per      Expiration            Appreciation
                              Granted       Fiscal Year        Share)         Date           for Option Term (1)
                              -------       -----------        ------         ----           -------------------

Jerold Novack..........          200,000             30.9%     $2.00        10/01/2010       $139,490         $459,048

R. Ramin Kamfar........          250,000             38.6%     $2.00        10/01/2010       $174,362         $573,809

William Rianhard.......           60,000              9.3%     $2.63        05/15/2010         $4,347         $100,214

     (1) The potential realizable value is calculated based on the term of the option at the time of grant (ten years). Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of grant.


Fiscal Year-End Option Values

     The following table sets forth certain information with respect to the stock options held at December 31, 2000 by the Company's Named Executive Officers.

                               2000 OPTION VALUES

                                               Number of
                                         Securities Underlying                       Value of Unexercised
                                          Unexercised Options                        In-the-Money Options
                                              At Year End                            at Year End ($) (1)
                                    --------------------------------         -----------------------------------
             Name                   Exercisable        Unexercisable         Exercisable           Unexercisable
             ----                   -----------        -------------         -----------           -------------

R. Ramin Kamfar...........            684,367                 -                   -                       -

Jerold E.  Novack.........            421,662                 -                   -                       -

William Rianhard..........             15,000              45,000                 -                       -

     (1) Calculated based on an assumed share price of $1.125 per share, less the exercise price payable for such shares.

Employment Contracts

     In September 2000, the Company entered into a new employment agreement with Mr. Kamfar, the Company's Chairman and Chief Executive Officer. The agreement expires on December 31, 2001 but is automatically renewed for additional one-year periods commencing each January 1 unless either party gives written notice to the other of its desire not to renew such term, which notice must be given no later than ninety (90) days prior to the end of each term on any such renewal. The agreement provides for a compensation package of $300,000 per year, and an annual performance bonus of between 35% and 100% of the base salary for calendar year 2000 and any subsequent calendar year. Each bonus is based on the attainment of certain corporate and individual goals. Pursuant to the agreement, Mr. Kamfar has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that the Company terminates Mr. Kamfar's employment upon a change in control or terminates Mr. Kamfar's employment other than for cause, he will be paid severance compensation equal to three times his annual base salary (at the rate payable at the time of such termination) plus an amount equal to the greater of three times the amount of his bonus for the calendar year preceding such termination or 35% of his base salary. For a period of one year following Mr. Kamfar's voluntary termination or termination for cause, Mr. Kamfar cannot perform services for, have an equity interest (except for an interest of 10% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business (other than the Company) that engages in the marketing or sale of specialty coffee as its principal business.

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

     In September 2000, the Company entered into a new employment agreement with Mr. Novack, the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The agreement expires on June 30, 2001. The agreement provides for a compensation package of $160,000 per year, and an annual performance bonus of 50% to 100% of the base salary based on the attainment of certain corporate, departmental and individual goals. Pursuant to the agreement, Mr. Novack has agreed to maintain the confidentiality of any confidential or proprietary information of the Company.

     In the event that Mr. Novack's employment with the Company ceases other than for cause, he will be paid severance compensation of $200,000. For a period of one year following Mr. Novack's voluntary termination or termination for cause, Mr. Novack cannot perform services for, have an equity interest (except for an interest of 5% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business that engages in the marketing or sale of specialty coffee or bagels as its principal business.

     In April 2000, the Company entered into an employment agreement with Mr. Rianhard with a term beginning May 15, 2000 and ending May 15, 2002, which term is automatically renewed from year to year unless either party gives notice to the contrary not less than ninety (90) days prior to the commencement of any one
(1) year extension period. The Agreement provides for annual compensation of $160,000 plus such increases as the Board of Directors may approve. The Agreement also provides for an annual service bonus equal to 25% of Mr. Rianhard's base compensation and an annual performance bonus of up to 25% of Mr. Rianhard's base compensation, as determined by the Board of Directors. The Agreement also provides for an option to purchase 60,000 shares of common stock at its closing price on April 12, 2000, a $12,000 annual automobile allowance, a $12,000 annual rent allowance and a moving allowance.

     If there is a "change in control", Mr. Rianhard shall be entitled to a bonus equal to 50% of his base compensation for the year in which the same occurs, and if he is terminated within six (6) months after the "change of control," Mr. Rianhard would be entitled to receive 12 months' base compensation, one year's bonus and 12 months' automobile allowance and would be entitled to fully exercise his options. For a period of one year following Mr. Rianhard's voluntary termination or termination for cause, Mr. Rianhard cannot perform services for, have an equity interest (except for an interest of 5% or less in an entity whose securities are listed on a national securities exchange) in any business (other than the Company) or participate in the financing, operation, management or control of, any firm, corporation or business that engages in the marketing or sale of specialty coffee or bagels as its principal business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the fiscal year ended December 31, 2000, although a number of reports on Form 4 and Form 5 for such fiscal year were filed after the end of such fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 6, 2001 (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Named Executive Officers, (iii) by each of the Company's directors and nominees, and
(iv) by all directors and executive officers as a group. The Company believes that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                Shares Beneficially
Name and Address of Beneficial Owner **                                 Owned              Percentage
---------------------------------------                                 -----              ----------
Halpern Denny III, L.P.                                              10,605,140 (1)           39.21%
500 Boylston Street
Suite 1880
Boston, Massachusetts 02116

Brookwood New World Investors, LLC                                    3,263,178 (1)           16.56%
55 Tozer Road
Beverly, MA 01915

BET Associates, L.P.                                                  3,820,523 (2)           19.39%
3103 Philmont Avenue
Huntingdon Valley, PA 19006

Bruce Toll                                                            3,820,523 (2)           19.39%
3103 Philmont Avenue
Huntingdon Valley, PA 19006

Frank and Lydia LaGalia                                                 981,800               5.97%
2050 Center Avenue
Suite 200
Fort Lee, NJ 07024

R. Ramin Kamfar                                                       1,012,282 (3)           5.91%
     Chairman and Chief Executive
     Officer and Director

William Rianhard                                                         15,000 (4)             *
     President and Chief Operating Officer

Jerold E. Novack                                                        703,971 (5)           4.17%
     Executive Vice President - Finance
     Treasurer and Secretary

Keith F. Barket                                                          67,721 (6)             *
     Director

Edward McCabe                                                            48,532 (7)             *
     Director

Karen Hogan                                                              66,434 (8)             *
     Director

Leonard Tannenbaum                                                      138,972 (9)             *
     Director

Eve Trkla                                                                10,000 (10)            *
     Director

William Nimmo                                                            10,000 (11)            *
         Director

All directors and executive officers                                  2,072,912              11.65%
     As a group (9 persons)

*    Less than one percent (1%).

** Address for each officer and director of the Company is the Company's principal office located at 246 Industrial Way West, Eatontown, NJ.

(1)  Consists of common stock which may be purchased pursuant to warrants.

(2) Includes 557,345 shares beneficially owned by BET Associates, L.P. and 3,263,178 shares which may be purchased under warrants by it. Mr. Toll is a controlling person of BET Associates, L.P.

(3) Includes 684,367 shares, which may be acquired upon the exercise of options which will be exercisable within 60 days.

(4) Includes 15,000 shares, which may be purchased pursuant to the exercise of options which will be exercisable within sixty (60) days.

(5) Includes 421,662 shares, which may be acquired upon the exercise of options.

(6) Includes 37,000 shares, which may be acquired upon the exercise of presently exercisable options.

(7) Includes 35,000 shares, which may be acquired upon the exercise of presently exercisable options.

(8) Includes 30,000 shares, which may be acquired upon the exercise of presently exercisable options.

(9) Includes options to purchase 30,000 shares of common stock and warrants to purchase 70,000 shares of common stock. Does not include 3,820,523 shares owned beneficially by BET Associates, L.P., of which Mr. Tannenbaum is a limited partner owning 10% of the interest of the limited partners, and of which shares Mr. Tannenbaum disclaims beneficial ownership.

(10) Includes 10,000 shares, which may be acquired upon the exercise of presently exercisable options. Ms. Trkla is a controlling person of Brookwood Financial Partner, L.P., an affiliate of Brookwood New World Investors, LLC (see Note (1) above). Ms. Trkla disclaims a beneficial interest in the common stock beneficially owned by Brookwood New World Investors, LLC.

(11) Includes 10,000 shares, which may be acquired upon the exercise of presently exercisable options. Does not include 10,605,140 shares owned beneficially by Halpern Denny III, LP (see Note (1)) in which Mr. Nimmo is a partner. Mr. Nimmo disclaims a beneficial interest in the common stock beneficially owned by Halpern Denny III, LP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Leonard Tannenbaum, a director of the Company, is a limited partner and ten (10%) owner in BET Associates, L.P. ("BET"). On August 11, 2000 BET purchased approximately 8,108 shares of the Company's Series D Preferred Stock for a sum of $7,500,000. In a related transaction on August 18, 2000, Brookwood New World Investors, LLC ("Brookwood") purchased approximately 8,108 shares of the Company's Series D Preferred Stock for a sum of $ 7,500,000 (collectively the "Series D Financing"). Each of BET and Brookwood received a warrant to purchase 1,196,909 shares of the Company's common stock at a price of $.01 per share. In connection with the Series D Financing, Mr. Tannenbaum received a fee of $ 225,000 and a warrant to purchase 70,000 shares of the Company's common stock at its closing price on August 18, 2000. In addition, Mr. Tannenbaum was designated by BET as a director of the Company to serve for the period specified in the Stock Purchase Agreement.

     Eve Trkla, a director of the Company, is the Chief Financial Officer of Brookwood Financial Partners, L.P., an affiliate of Brookwood. In addition, Ms. Trkla was designated by Brookwood as a director of the Company to serve for the period specified in the Stock Purchase Agreement.

     On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny III, L.P. ("Halpern Denny") in exchange for the sum of $20 million. At such time the Company entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. William Nimmo, a director of the Company, is a partner in Halpern Denny and Co., an affiliate of Halpern Denny III, LP and party to the Stock Purchase Agreement. Mr. Nimmo was designated by Halpern Denny III, LP as a director of the Company to serve for the period specified in the Stock Purchase Agreement. In connection with the Series F Purchase Agreement, the Company issued Halpern Denny a warrant to purchase 8,484,112 shares of the Company's common stock at an exercise price of $0.01 per share.

     BET and Brookwood had invested the sum of $15 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D Preferred Stock, which had a right to approve the creation of the Series F Preferred Stock. Therefore, the Company considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, the Company, BET and Brookwood entered into an Exchange Agreement on January 22, 2001, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company.

     In addition, the Company, BET, Brookwood and Halpern Denny entered into a Stockholders Agreement, which relates principally to the composition of the Board of Directors of the Company. Pursuant to the terms of the Stockholders Agreement, the Company will have a Board of Directors consisting of nine members. BET is entitled to designate one (1) member to the Board of Directors. Brookwood is entitled to designate one (1) member of the Board of Directors until such time as its Series F Preferred Stock, including any Notes issued upon redemption thereof, have been paid for in full. Halpern Denny is entitled to designate two members to the Board of Directors (and has designated one as of this time) until such time as its Series F Preferred Stock, including any Notes issued upon redemption thereof, have been paid in full, at which time it shall be allowed to designate one director, which right will be continue until such time as it owns less than 2% of the outstanding common stock of the Company. The Stockholders Agreement provides that should Halpern Denny designate a second member to the Board of Directors, the management may designate an additional member to the Board of Directors bringing the total membership of the Board of Directors to nine persons.

     On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement (the "Second Purchase Agreement") with Halpern Denny, the Company also sold Halpern Denny warrants to purchase 2,121,028 shares of the Company's common stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant).

     For further information, reference is made to Note 14 to the Financial Statements-Subsequent Events, and to the exhibits described in Item 13-Exhibits and Reports on Form 8-K.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1      Articles of incorporation (1)
3.1.1    Restated Certificate of Incorporation (8)
3.2      By-laws (2)
3.3      Amendments to Bylaws (11)
4.1      Specimen Common Stock Certificate of Registrant (2)
4.2      Form of Representatives' Warrant Agreement, including Form of Representatives Warrant (2)
4.3      Certificate of Designation of Series B Preferred Stock (5)
10.1     1994 Stock Plan (2)
10.2     Investor Rights Agreement (2)
10.3     Directors' Option Plan (2)
10.4     Form of Franchise Agreement (6)
10.5     Form of Store Franchise Sale Agreement (6)
10.6     Manhattan Bagel Company, Inc. - DIP Amended Acquisition Agreement and Exhibits (7)
10.7     Manhattan Bagel Company, Inc. - Debtor in Possession First Amended Joint Plan of Reorganization (7)
10.8     Manhattan Bagel Company, Inc. - Debtor in Possession Confirmation Order (7)
10.9     Employment Agreement with R. Ramin Kamfar
10.10    Employment Agreement with William Rianhard
10.11    Employment Agreement with Jerold E. Novack
10.12    Credit Agreement dated August 31, 1999 by and among the Company, its active subsidiaries and BankBoston, N.A.(8)
10.13    Rights  Agreement  between New World  Coffee-Manhattan  Bagel,  Inc. and American Stock  Transfer & Trust Company,
         as Rights Agent, dated as of June 7, 1999(9)
10.14    Series F Preferred Stock and Warrant Purchase Agreement dated as of January 18, 2001, by and among the Company,
         Halpern Denny, BET and Brookwood (10)
10.15    Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on January 18, 2001 (10)
10.16    Form of Note issuable to Halpern Denny, BET and Brookwood (10)
10.17    Form of Common Stock Purchase Warrant issued to Halpern Denny, BET and Brookwood (10)
10.18    Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny,
         BET and Brookwood (10)
10.19    Stockholders Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood (10)
10.20    Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood (10)
10.21    Bond Purchase Agreement dated as of January 17, 2001, by and among the Company,  Greenlight Capital,  L.P.,
         Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (10)
10.22    Form of Certificate of Designation, Preferences and Rights of Series E Preferred Stock (10)
10.23    Form of Common Stock Purchase Warrant issued to the Greenlight Entities (10)
10.24    Registration  Rights Agreement dated as of January 17, 2001, by and among the Company,  Greenlight Capital,  L.P.,
         Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (10)
10.25    Second  Series F Preferred  Stock and Warrant  Purchase  Agreement dated as of March 29, 2001, by and between the Company and Halpern Denny (11)
10.26    Form of Common Stock Purchase Warrant issued to Halpern Denny (11)
10.27    Amended  Certificate of Designation,  Preferences and Rights of Series F Preferred Stock as filed with the Delaware
         Secretary of State on March 29, 2001 (11)
10.28    Form of Note issuable to Halpern Denny, BET and Brookwood (11)
10.29    Amendment No. 1 to Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood (11)
10.30    Amendment No. 1 to Series F Preferred  Stock and Warrant  Purchase Agreement dated as of January 18, 2001, by and between the Company and Halpern Denny (11)
10.31    Amendment No. 1 to  Stockholders  Agreement  dated as of January 18, 2001, by and among the Company,  Halpern  Denny,
         BET and Brookwood (11)
10.32    Amendment  No. 1 to Amended  and  Restated  Registration  Rights Agreement  dated as of January  18,  2001,  by and among the Company, Halpern Denny, BET and Brookwood (11)
11.1     Statement re computation of per share earnings (included in the Financial Statements forming a part of this 10-KSB)
21.1     List of Subsidiaries
-----------------

(1)      Incorporated by reference to Exhibit 3.2 from Registrant's registration statement on Form SB-2 (33-95764).
(2)      Incorporated by reference from Registrant's registration statement on Form SB-2 (33-95764).
(3)      Incorporated by reference from Registrant's Current Report on Form 8-K dated July 12, 1996.
(4)      Incorporated by reference from Registrant's Current Report on Form 8-K dated November 12, 1996.
(5)      Incorporated by reference from Registrant's Report on Form 10-KSB, for the Fiscal Year Ended December 29, 1996.
(6)      Incorporated by reference from Registrant's Report on Form 10-KSB, for the Fiscal Year Ended December 28, 1997.
(7)      Incorporated by reference from Registrant's Current Report on Form 8-K dated November 24, 1998.
(8)      Incorporated by reference from Registrant's Current Report on Form 8-K dated September 7, 1999.
(9)      Incorporated by reference from Registrant's Current Report on Form 8-K dated October 13, 1999.
(10)     Incorporated by reference from Registrant's Current Report on Form 8-K dated January 17, 2001.
(11)     Incorporated by reference from Registrant's Current Report on Form 8-K dated March 29, 2001.


(b)      Reports on Form 8-K

          None.

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

Dated: April 13, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on

             Signature                                 Title                                      Date
             ---------                                 -----                                      ----


/s/Ramin R. Kamfar                   Chairman of the Board of Directors; Chief
------------------                   Executive Officer                                       April 13, 2001
Ramin R. Kamfar

/s/Jerold E. Novack                  Chief Financial Officer                                 April 13, 2001
-------------------
Jerold E. Novack

/s/Ed McCabe                         Director                                                April 13, 2001
------------
Ed McCabe


/s/Keith Barket                      Director                                                April 13, 2001
---------------
Keith Barket

/s/Leonard Tannenbaum                Director                                                April 13, 2001
---------------------
Leonard Tannenbaum

/s/Karen Hogan                       Director                                                April 13, 2001
--------------
Karen Hogan

/s/Eve Trkla                         Director                                                April 13, 2001
------------
Eve Trkla

/s/William Nimmo                     Director                                                April 13, 2001
----------------
William Nimmo


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ............................................................           F-1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of December 31, 2000 .............................................           F-2

     Consolidated Statements of Operations for the Years Ended December 31, 2000
        and December 26, 1999 .......................................................................           F-3

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
        December 31, 2000 and December 26, 1999......................................................           F-4

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000
        and December 26, 1999 .......................................................................     F-5 - F-6

     Notes to Consolidated Financial Statements .....................................................    F-7 - F-18


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To New World Coffee - Manhattan Bagel, Inc.:

     We have audited the accompanying consolidated balance sheet of New World Coffee - Manhattan Bagel, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New World Coffee - Manhattan Bagel, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and December 26, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Arthur Andersen LLP
New York, New York
March 26, 2001


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     Assets
Current Assets:
     Cash and cash equivalents                                                                      $2,271,107
     Franchise and other receivables, net of allowance
       for doubtful accounts of $723,329                                                             3,067,765
     Current maturities of notes receivable                                                            676,768
     Inventories                                                                                     1,436,124
     Prepaid expenses and other current assets                                                         621,030
     Deferred income taxes - current portion                                                           500,000
     Investment in debt securities                                                                  13,888,784
     Assets held for resale                                                                          5,141,491
                                                                                                     ---------
         Total current assets                                                                       27,603,069

Property, plant and equipment, net                                                                   6,969,731
Notes and other receivables, net of allowance
 for doubtful accounts of $1,542,725                                                                 1,221,861
Trademarks, net of accumulated amortization of $649,059                                             15,724,086
Goodwill, net of accumulated amortization of $761,471                                                2,325,959
Deferred income taxes                                                                                9,100,178
Other assets                                                                                         2,753,470
                                                                                                   -----------
         Total assets                                                                              $65,698,354
                                                                                                   ===========
                      Liabilities And Stockholders' Equity
Current Liabilities:
      Accounts payable                                                                              $2,708,398
      Accrued expenses                                                                               3,730,501
      Current portion of long-term debt                                                              4,422,522
      Current portion of obligations under capital leases                                              199,887
      Other current liabilities                                                                         14,190
                                                                                                  ------------
         Total current liabilities                                                                  11,075,498

Long-term debt                                                                                      13,689,957
Obligations under capital leases                                                                       362,896
Other long term liabilities                                                                          1,828,641
Commitments and contingencies (Note 11)

Series D Preferred Stock, $.001 par value; 25,000 shares authorized; 16,216
shares issued and outstanding                                                                       12,008,314

Stockholders' Equity:
      Preferred stock, $.001 par value; 2,000,000 shares authorized; 0 shares issued and                     -
       Outstanding
      Series A convertible preferred stock,  $.001 par value; 400 shares
       authorized, 0 shares issued and outstanding                                                           -
      Series B convertible preferred stock, $.001 par value; 225 shares authorized, 0 shares issued and outstanding
      Series C convertible preferred stock,  $.001 par value; 500,000 shares authorized; 0
       shares issued and outstanding                                                                         -
      Common stock, $.001 par value; 50,000,000 shares authorized; 15,404,828 shares issued
       and outstanding                                                                                  15,405
      Additional paid-in capital                                                                    45,180,828
      Accumulated deficit                                                                          (18,463,185)
                                                                                                   ------------
         Total stockholders' equity                                                                 26,733,048
                                                                                                    ----------
         Total liabilities and stockholders' equity                                                $65,698,354
                                                                                                   ===========

     The accompanying notes are an integral part of this consolidated balance sheet.


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                                  2000             1999
                                                                                  ----             ----

Revenues:
       Manufacturing revenues                                                $26,011,188       $25,104,635
       Franchise-related revenues                                              7,714,511         6,171,413
       Retail sales                                                           11,997,182         8,649,350
                                                                              ----------         ---------
Total Revenues                                                                45,722,881        39,925,398

Cost of Sales                                                                 31,044,964        27,948,455
General and administrative expenses                                            6,694,107         6,136,510
Depreciation and amortization                                                  2,774,033         2,249,340
                                                                               ---------         ---------

Income from Operations                                                         5,209,777         3,591,093

Interest expense, net                                                          1,960,103         1,407,018
Loss on sale of investments                                                      338,926                 -
                                                                                 -------     -------------

Income before income taxes and extraordinary item                              2,910,748         2,184,075

Income tax benefit                                                             3,100,178                 -
                                                                               ---------                 -

Income before extraordinary item                                               6,010,926         2,184,075

Extraordinary item
Net gain from early extinquishment of debt                                             -           240,023
                                                                                       -           -------

Net Income                                                                     6,010,926         2,424,098

Dividends, accretion and beneficial conversion on preferred stock              2,127,713                 -
                                                                               ---------                 -

Net income available to common stockholders                                   $3,883,213        $2,424,098
                                                                              ==========        ==========

Net income per common share - Basic
Income before extraordinary item                                                   $.32               $.22
                                                                                =======            =======

Extraordinary item                                                                 $  -               $.02
                                                                                =======            =======

Net income                                                                          $.32              $.24
                                                                                ========           =======

Net income per common share - Diluted
Income before extraordinary item                                                    $.29              $.21
                                                                                ========           =======

Extraordinary item                                                                  $  -              $.02
                                                                                ========           =======

Net income                                                                          $.29              $.23
                                                                                ========           =======

Weighted average number of common shares outstanding:
Basic                                                                         12,074,356        10,317,490
                                                                              ==========        ==========

Diluted                                                                       13,374,975        10,692,613
                                                                              ==========        ==========

The accompanying notes are an integral part of these consolidated statements.


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


                                                            Series B Preferred  Series C Preferred      Common          Common
                                                                  Stock                Stock             Stock           Stock
                                                             Shares    Amount     Shares    Amount      Shares          Amount
                                                             ------    ------     ------    ------      ------          ------


BALANCE, December 27, 1998                                    58.5      $--        --       $--          9,721,322       $9,722

    Issuance of common stock, net of offering expenses                                                   1,167,171        1,167

    Common stock issued in connection with the
       conversion of Series B convertible preferred
       stock.                                                (58.5)      --        --        --            425,015          425

    Net Income                                                  --       --        --        --                 --           --
                                                           -------    -------- ---------  ---------     ----------      -------

BALANCE, December 26, 1999                                      --       --        --        --         11,313,508       11,314

   Issuance of common stock, net of offering expenses           --       --        --        --          1,228,458        1,228

   Private placement of securities consisting of common
    Series C preferred stock, net of
   offering expenses                                            --       --     444,190      444         1,530,292        1,530

  Issuance of warrants in connection with Series D
   Preferred stock                                              --       --        --        --                 --           --

   Conversion of Series C preferred stock                       --        --   (444,190)    (444)        1,332,570        1,333

    Dividends and accretion on preferred stock                  --       --        --        --                 --           --

   Net Income                                                   --       --        --        --                 --           --
                                                           -------    -------- ---------  ---------      ----------      -------

BALANCE, December 31, 2000                                      --    $  --        --     $  --          15,404,828      $15,405
                                                           =======    ======== =========  =========      ===========     =========

                                                               Additional                       Total
                                                                Paid-in      Accumulated    Stockholders'
                                                                Capital        Deficit         Equity
                                                                -------        -------         ------


BALANCE, December 27, 1998                                    $33,703,916   ($24,770,496)    $8,943,142

    Issuance of common stock, net of offering expenses          1,003,358             --      1,004,525
    Common stock issued in connection with the
       conversion of Series B convertible preferred
       stock.                                                       (425)             --             --

    Net Income                                                         --      2,424,098      2,424,098
                                                                ---------      ----------     ---------

BALANCE, December 26, 1999                                     34,706,849    (22,346,398)    12,371,765

   Issuance of common stock, net of offering expenses           1,835,490             --      1,836,718

   Private placement of securities consisting of common
    Series C preferred stock, net of
    offering expenses                                           5,405,378     (1,263,046)     4,144,306

  Issuance of warrants in connection with Series D
   Preferred stock                                              3,234,000             --      3,234,000

   Conversion of Series C preferred stock                           (889)             --             --

   Dividends and accretion on preferred stock                         --        (864,667)      (864,667)

   Net Income for the year                                            --        6,010,926      6,010,926
                                                              -----------       ---------      ---------

BALANCE, December 31, 2000                                    $45,180,828    ($18,463,185)   $26,733,048
                                                              ===========    =============   ===========

The accompanying notes are an integral part of these consolidated statements.


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


                                                                                     2000               1999
                                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $6,010,926           $2,424,098
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                    2,774,033            2,249,545
   Gain on sales of fixed assets                                                    (338,679)            (703,822)
   Loss on sales of investments                                                       338,926                    -
   Extraordinary gain from the early extinguishment of debt                                 -            (240,023)
   Deferred tax asset                                                              (3,100,178)                   -

   Changes in operating assets and liabilities-
      Franchise and other receivables, net                                        (1,056,367)          (1,046,789)
      Inventories                                                                     409,230            (489,624)
      Prepaid expenses and other current assets                                     (345,336)             (69,621)
      Other assets                                                                  (446,446)              655,522
      Receipts on notes receivable                                                    230,277              994,881
      Advances under notes receivable                                               (276,379)            (602,400)
      Accounts payable                                                                693,695              264,056
      Accrued expenses                                                              (528,730)          (1,058,549)
      Other liabilities                                                           (2,270,219)            (642,600)
                                                                                  -----------            ---------

Net cash provided by operating activities                                           2,094,753            1,734,674
                                                                                    ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (335,176)          (1,432,429)
   Proceeds from sales of fixed assets                                                467,000              951,636
   Proceeds from sales of debt securities                                           3,183,988                    -
   Additions to assets held for resale                                                      -               38,017
   Investment in debt securities                                                 (17,411,698)                    -
   Deferred acquisition costs                                                       (865,258)                    -
   Net cash paid for acquisitions                                                 (4,166,369)          (2,421,453)
                                                                                  -----------          -----------

Net cash used in investing activities                                            (19,127,513)          (2,864,229)
                                                                                 ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock, net of offering expenses                                     19,412,200            1,004,525
   Proceeds from notes payable                                                      1,500,000           13,787,620
   Payment of liabilities in connection with acquired assets                      (2,474,090)          (3,666,217)
   Repayments of capital leases                                                     (229,157)            (571,598)
   Early retirement of debt                                                                 -          (4,650,000)
   Repayments of notes payable                                                    (1,785,428)          (7,164,060)
                                                                                  -----------          -----------

Net cash provided by (used in) financing activities                                16,423,525          (1,259,730)
                                                                                   ----------          -----------

Net decrease in cash                                                                (609,235)          (2,389,285)

CASH and cash equivalents, beginning of year                                        2,880,342            5,269,627
                                                                                    ---------            ---------

CASH and cash equivalents, end of year                                             $2,271,107           $2,880,342
                                                                                   ==========           ==========


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


                                                                                     2000                1999
                                                                                     ----                ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                        $1,965,207           $1,262,976

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Equipment acquired under capital leases                                            397,889              511,034

   Notes received from sale of fixed assets                                                 -               45,000

   Conversion of Series B Convertible
      Preferred Stock to Common Stock                                                       -             (30,000)

   Issuance of notes related to acquisitions                                                -            1,500,000

   Issuance of stock in connection with consulting services                           946,470                    -

   Dividend payments on Series D Preferred paid in stock                              460,714                    -

DETAILS OF ACQUISITION
   Assets acquired                                                                  5,116,369                    -
   Note receivable extinguished                                                   (1,250,000)                    -
   Notes issued                                                                             -          (1,500,000)
   Estimated accruals at time of acquisition                                                -          (2,500,000)
   Intangible assets acquired                                                         300,000            6,421,453
                                                                                      -------            ---------

Cash paid for acquisition                                                           4,166,369            2,421,453

Cash acquired                                                                              -                     -
                                                                                   ----------           ----------

Net cash paid for acquisition                                                      $4,166,369           $2,421,453
                                                                                   ==========           ==========


The accompanying notes are an integral part of these consolidated statements.


            NEW WORLD COFFEE - MANHATTAN BAGEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND DECEMBER 26, 1999

1. Nature of Business, Organization and Significant Accounting Policies

Nature of Business and Organization

     New World Coffee - Manhattan Bagel, Inc. operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. ("MBC"). On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery ("CBB"). . At December 31, 2000, the Company's retail system consisted of approximately 347 stores, including 44 Company-owned and 303 franchised and licensed stores.

     The Company is vertically integrated and has bagel dough and cream cheese manufacturing plants in Eatontown, NJ and Los Angeles, CA, and a coffee roasting plant in Branford, CT. The Company's products are sold to franchised, licensed and Company-owned stores as well as to wholesale, supermarket and non-traditional outlets.

Principles of Consolidation

     The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

     The Company's annual accounting period ends on the last Sunday in December. The fiscal year-end dates for 2000 and 1999 are December 31, 2000 and December 26, 1999, resulting in years containing 53 weeks and 52 weeks, respectively.

Cash and Cash Equivalents

     The Company considers securities with maturities of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $905,216 at December 31, 2000, which were comprised of money market accounts and overnight treasury investments, which cost approximate market value.

Inventories

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2000, inventories consist of the following:

                      Finished goods                  $ 1,085,445
                      Work in process                     147,607
                      Raw Materials                       203,072
                                              -------------------

                                                       $1,436,124
                                              ===================

Investment in Debt Securities

     Investments in debt securities are reported at fair value. Unrealized gains and losses from those securities, which are classified as available-for-sale, are reported as "unrealized holding gains and losses" as a separate component of stockholders' equity. At December 31, 2000, the cost of debt securities approximate their fair value and, accordingly, no unrealized gain or loss has been recorded.

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

Long-Lived Assets

     The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. Management reviewed all long lived assets and determined that no impairment exists at December 31, 2000.

 Revenue Recognition

     Manufacturing revenues are generally recognized upon shipment to customers.

     Retail sales are recognized when payment is tendered at the point of sale.

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

Fair Value of Financial Instruments

     Franchise notes receivable (Note 4) are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of debt and notes payable outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings. The carrying amounts of franchise and other receivables and accounts payable approximate their fair value.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and notes and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. During 2000, a substantial portion of the Company's manufacturing revenues were derived from sales to its sole distributor. At December 31, 2000 the Company has accounts receivable from its distributor of $871,404. The Company believes that concentrations of credit risk with respect to notes and franchise accounts receivable are limited due to the large number and geographic dispersion of franchises comprising the Company's frnchise base. The Company performs ongoing credit evaluations of its franchises and maintains reserves for potential losses.

Reporting Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company's comprehensive net income is equal to its net income for the years ended December 31, 2000 and December 26, 1999

Earnings Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share amounts ("basic EPS") are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution. Diluted earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution of the Company's common stock equivalents.

Segment Disclosure

     The Company adopted the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131, applicable to public companies, which establishes new standards for reporting information about operating segments in annual financial statements. The Company does not believe that it operates in more than one segment.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes" using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

Stock-Based Compensation

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under pre-existing accounting pronouncements with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company has elected to adopt the disclosure requirements of SFAS No. 123 and show pro forma results of net income and earnings per share data.

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

Recent Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), as amended, which is effective for all quarters of the fiscal year beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

2.  Acquisitions

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

     The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition, which was determined by an independent appraisal. The allocation of purchase price was done based on the information available to management at that time. Should additional information come to the attention of management, such amounts may be revised accordingly. The impact of the CBB acquisition was not material to the financial statements.

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

     The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition. The allocation of purchase price was done based on the information available to management at that time. Should additional information come to the attention of management, such amounts may be revised accordingly. The impact of the NYBE and LAB acquisitions was not material to the financial statements.

     On June 26, 2000, the Company acquired the operating assets of 13 Manhattan Bagel stores in Western New York from a franchisee that was operating in Bankruptcy. The store assets were acquired for cash approximating $1,037,000 and settlement of a note receivable with a carrying value of $1,250,000 held by the Company. The stores acquired are included in assets held for resale in the accompanying balance sheet, as the Company intends to sell them to franchisees.

     The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition. The allocation of purchase price was done based on the information available to management at that time. Should additional information come to the attention of management, such amounts may be revised accordingly. The impact of the acquisition of the Western New York stores was not material to the financial statements.


3. Property, Plant and Equipment

     Property, Planet and equipment consist of the following as of December 31, 2000:

         Leasehold improvements                         $3,734,657
         Store/factory equipment                         5,335,541
         Furniture and fixtures                            179,894
         Office equipment                                1,514,985
                                                         ---------
                                                        10,765,077

         Less-
         Accumulated depreciation and amortization     (3,795,346)
                                                       -----------
                                                       $ 6,969,731
                                                       ===========

     Depreciation and amortization expense totaled approximately $2,774,033 and $2,249,340 for the years ended December 31, 2000 and December 26, 1999, respectively.

4. Notes Receivable

     During 1998, the Company issued promissory notes to franchisees to facilitate their construction of stores and provide other initial operating cash flows, including franchise fees. The notes are payable with interest thereon at rates ranging from 6-10% per annum and are generally to be paid in full simultaneously upon the closing of a subsequent financing by the franchisee. The notes have terms expiring through November 2004. Substantially all of the assets of the franchisee's store are pledged as collateral for the notes.

5. Other Assets

     Other assets consist of the following as of December 31, 2000:


         Security deposits                              $  423,513
         Deferred acquisition costs                      1,811,728
         Other                                             518,229
                                                           -------
                                                        $2,753,470
                                                        ==========

6.  Long-Term Debt

     Long-Term debt consists of the following at December 31, 2000:


        Note payable to a bank (a)                                                             $11,000,000
        Revolving credit note payable to a bank (a)                                              3,000,000
        Promissory note payable in connection with Chesapeake Bagel Bakery                       1,500,000
        acquisition (b)
        Note payable to New Jersey Economic Development Authority (c)                            2,240,000
        Other (d) (e)                                                                              372,479
                                                                                               -----------
                                                                                                18,112,479

        Less - Current portion                                                                   4,422,522
                                                                                               -----------
                                                                                               $13,689,957
                                                                                               ===========

     (a) As of August 31, 1999, the Company refinanced its senior debt through a note payable to a bank. The note is payable as to interest only for the first year of the Note Agreement with quarterly principal installments due thereafter, through December 31, 2002. The note carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement. The interest rate at December 31, 2000 was 10.75%. The note is secured by substantially all assets of the Company. In addition, the credit agreement between the lender and the Company requires the Company to maintain certain financial ratios and places certain restrictions on the Company's ability to incur indebtedness, dispose of assets or merge with another company without the consent of the lender.

     As a part of the refinancing discussed above, the Company secured a $3,000,000 revolving credit facility with a bank. At December 31, 2000, the entire credit facility was outstanding. The credit facility is payable as interest only for its term, with all unpaid principal due on December 31, 2002. The credit facility carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement. The interest rate at December 31,2000 was 10.75% on $1,500,000 of the credit facility for which the Company had selected a Eurodollar rate option and 12.00% on $1,500,000 of the credit facility for which the Company had selected a prime rate option. The note is secured by substantially all assets of the Company.

     (b) As a part of the acquisition of the assets of Chesapeake Bagel Bakery, the Company entered into a note payable to the seller. The note provides for quarterly payments of interest only at 10% with principal payments of $675,000 and $825,000 in 2003 and 2004, respectively. The note is due in full on August 31, 2004 and is secured by the related assets of Chesapeake Bagel Bakery.

     (c) In December 1998, the Company entered into a note payable of $2,800,000 with the New Jersey Economic Development Authority at an interest rate of 9% per annum. The note has a 10-year maturity. Principal is paid annually and interest is paid quarterly. The note is secured by equipment and leaseholds located at the Company's Eatontown, NJ facility.

     (d) In June 1997, a promissory note of $770,000 was issued by the Company in connection with the Coopers acquisition. The note is payable over four years in equal installments and bears interest at 6%. The note was discounted using an interest rate of 10%. The note is secured by certain store assets purchased pursuant to the acquisition.

     (e) The Company is obligated under a mortgage payable on its plant in South Carolina. The mortgage bears interest at prime plus 1.25% and matures in March 2010. The mortgage is secured by the associated real estate.


     Scheduled maturities of the notes payable as of December 31, 2000 are as follows:

                            2001                       $4,422,522
                            2002                        5,822,679
                            2003                        5,500,488
                            2004                        1,142,815
                            2005                          317,729
                            Thereafter                    906,246
                                                          -------
                                                      $18,112,479
                                                      ===========

     Interest expense on long-term debt totaled approximately $ 2,123,196 and $ 1,482,765 for the years ended December 31, 2000 and December 26, 1999, respectively.


7. Accrued Expenses

   Accrued expenses consist of the following at December 31, 2000:

   Estimated future liabilities resulting from MBC acquisition                $1,147,437
       Accrued payroll and related (including bonuses and severance
            payments)                                                            744,713
   Accrued professional fees                                                      97,711
   Accrued interest expense                                                      527,535
   Other                                                                       1,213,105
                                                                               ---------
                                                                              $3,730,501
                                                                              ==========

8. Private Placement

     In a series of closings from April 18, 2000 through June 21, 2000, the Company completed a private placement consisting of 1,360,390 shares of Common Stock and 444,190 shares of convertible Series C Preferred Stock. The proceeds from the offering, net of related offering expenses were $4,144,305 exclusive of 169,902 shares of common stock issued to the placement agent. Each share of Series C Preferred Stock was converted into 3 shares of the Company's Common Stock upon the effective date of the registration of the Common Stock issued in connection with the offering (September 11, 2000). The Company accounted for the offering pursuant to the rules under ETIF Issue 98-5. Pursuant to these rules, convertible securities with an embedded conversion right that is in-the-money when the security is issued are considered to contain a beneficial conversion feature. The value of the beneficial conversion feature associated with the Series C Preferred Stock issued was $ 1,263,045. This amount has been charged to accumulated deficit and was accounted for as a reduction in net income available to common stockholders for the purpose of computing earnings per share.

9.  Stockholders' Equity

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

Series C Convertible Preferred Stock

     In connection with a private placement (See Note 9), the Company issued 444,190 shares of Series C Convertible Preferred stock. Each share of Series C Preferred Stock was converted into 3 shares of the Company's Common Stock upon the effective date of the registration of the Common Stock issued in connection with the offering (September 11, 2000). The Series C Convertible Preferred Stock provided for a cumulative dividend equal to 10% per annum, based upon a deemed value of $ 7.00 per share. Pursuant to the terms of the offering, the Series C Convertible Preferred Stock was converted to 1,332,570 shares of common stock on the effective date of the registration of the common stock.

Series D Redeemable Preferred Stock

     On August 11, 2000, the Company, Brookwood New World Investors, LLC ("Brookwood") and BET Associates, L.P. ("BET") entered into a Series D Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"). The first closing, under the Purchase Agreement, pursuant to which BET purchased its Series D Preferred Stock and its Warrant (as defined below), occurred on August 11, 2000. The second closing under the Purchase Agreement, pursuant to which Brookwood purchased its Series D Preferred Stock and Warrant (as defined below), occurred on August 18, 2000. Under the terms of the Purchase Agreement, Brookwood and BET each purchased (i) 8,108.108 shares of New World's Series D Preferred Stock (the "Series D Preferred Stock") and (ii) a warrant to purchase up to 1,196,910 shares of the Common Stock of the Company, each of which represents the right to purchase approximately 7.7% of the Common Stock (each, a "Warrant"). Pursuant to the Purchase Agreement, the number of shares that Brookwood and BET may receive upon exercise of their Warrants is subject to upward adjustment depending upon certain future events affecting the capitalization of the Company. The shares of Common Stock issuable upon exercise of a Warrant are entitled to registration rights under the terms of a Registration Rights Agreement among New World, the Brookwood and BET. Under the terms of the Purchase Agreement, if the Company fails to take actions to redeem the Series D Preferred Stock within one year of the closing, the Company will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing the right to purchase an additional 1.34% of the Company's Common Stock, subject to reduction for any redemption(s) of Preferred Stock that occur during that year. Further, under the terms of the Purchase Agreement, if the Company fails to take actions to redeem the Series D Preferred Stock within two years of the closing. The Company will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing an additional 2.015% of the Company's Common stock, subject to reduction for any redemption(s) that occur during that year. The Series D Preferred Stock provided for a cumulative dividend equal to 7.5% per annum, based upon a deemed value of $1,000 per share. The warrants have an exercise price of $.01 per share and have a term of 5 years. The fair value of the warrants at the date of grant of $3,234,000, as determined by an independent appraisor, was recorded as a reduction in the carrying amount of the Series D Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. In January 2001, the Series D Preferred Stock was exchanged for newly authorized Series F Redeemable Preferred Stock (See Note
14). As of December 31, 2000, the components of Series D Redeemable Preferred Stock were included in the accompanying balance sheet as follows:


                      Proceeds from issuance of Series          $15,000,000
                      D Preferred Stock

                      Fees and commissions                        (622,353)

                      Value assigned to warrants
                      issued in connection with Series
                      D Preferred Stock                         (3,234,000)

                      Accretion of warrant value and
                      dividends                                    864,667
                                                                   -------
                                                               $12,008,314
                                                               ===========


Common Stock

     During 1999 the Company's stockholders approved an increase in the number of common shares authorized for issuance to 50,000,000 shares.

     On August 17, 1999, the Company's stockholders approved a restated certificate of incorporation, which provided for a one for two stock combination. Pursuant to this restatement, each holder of one share of the Company's stock became a holder of one-half share of the Company's stock. The accompanying financial statements give retroactive effect to this stock split.

     On November 4, 1999, the Company completed a private placement of 481,738 shares realizing approximately $650,000 net of offering expenses. On or about May 24, 1998, July 2, 1998 and November 20, 1998 the Company completed private placements of 727,060, 431,034 and 277,500 shares of Common Stock, respectively, realizing approximately $1,576,000, $1,000,000 and $500,000 in net proceeds after commissions and costs. Additionally, 500,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share were issued to an entity for certain services provided in connection with the MBC acquisition. The value of such warrants is approximately $675,000 has been included as a component of the total purchase price of the acquisition.

     During 2000, the Company completed a private placement consisting of 1,360,390 shares of Common Stock and 444,190 shares of convertible Series C Preferred Stock (see note 8).

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

Warrants

     As of December 31,2000, the Company has 3,747,760 warrants outstanding all of which were exercisable at December 31, 2000. These warrants have exercise prices ranging from $.01 - $18.15 per share and have terms ranging from 5 to 10 years. Such warrants were issued in connection with financings and certain other services.

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

     The Company's 1995 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders in August 1995. Unless terminated sooner, the Director Option Plan will terminate automatically in August 2005. The Board of Directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 100,000 shares of common stock have been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company. These options vest immediately upon grant.

     A summary of the Company's options activity during the years ending December 31, 2000 and December 26, 1999 is presented in the table and narrative below:

                                                                      2000                           1999
                                                        -------------------------------------------------------------
                                                                           Weighted
                                                                           Average                     Weighted
                                                                           Exercise                    Average
                                                        Options            Price         Options       Exercise Price
                                                        -------            -----         -------       --------------

Outstanding, beginning of year                         1,284,179            $2.81         865,578         $3.24

   Grant                                                 643,550             2.86         425,000          1.97
   Exercised                                                   -                -               -             -
   Forfeited                                                   -                -         (6,399)          4.78
                                                       ---------                        ---------

Outstanding, end of year                               1,927,729             2.56       1,284,179          2.81
                                                       =========             ====       =========          ====

Exercisable, end of year                               1,874,329             2.57         780,179          3.03
                                                       =========             ====       =========          ====

Weighted average, fair value of options granted                             $ .88                         $ .56
                                                                            =====                         =====


     The following table summarizes information about the Company's two stock option plans at December 31, 2000:


                     Number Outstanding   Weighted Average                             Number
                       at December 31,        Remaining       Weighted Average     Exercisable at     Weighted Average
  Exercise Prices           2000          Contractual Life     Exercise Price    December 31, 2000     Exercise Price
  ---------------           ----          ----------------     --------------    -----------------     --------------

  $1.66 - $2.00            1,109,367               9.28               $1.98          1,096,867                $1.98

  $2.01 - $5.00              800,962               7.46               $3.22            760,062                $3.26

 $5.01 - $11.00               17,400               5.71               $9.49             17,400                $9.49
                              ------                                                    ------


                           1,927,729                                  $2.56          1,874,329                $2.57
                           =========                                  =====          =========                =====



SFAS No. 123

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                   2000                       1999
                                                                   ----                       ----
         Net income (loss):
         As reported                                         $6,010,926                 2,424,098
         Pro forma                                            5,000,655                 1,972,286

         Basic net income (loss) per common share:
         As reported                                                .32                       .24
         Pro forma                                                  .24                       .19

         Diluted net income (loss) per common share:
         As reported                                                .29                       .23
         Pro forma                                                  .21                       .18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 6.0% and 5.5%; expected dividend yields of 0%; expected lives of 5 and 4 years; expected stock price volatility of 78%.

10. Income Taxes

     A summary of the significant components of deferred assets as of December 31,2000 is as follows:

     Operating loss carryforwards                                          ($15,884,831)
                 Non-cash charges not yet realized for tax reporting
                     Purposes                                                  (509,040)
                 Allowance for doubtful accounts                               (782,651)
                                                                              ----------

                 Net deferred tax assets                                    (17,176,522)
                 Valuation allowance                                           7,576,344
                                                                               ---------
                                                                              $9,600,178
                                                                              ==========

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $39,700,000 available to offset future taxable income. These net operating loss carryforwards expire on various dates through 2020. As a result of ownership changes resulting from sales of equity securities and the acquisition of MBC the Company's ability to use the loss carryforwards is subject to limitations as defined in Sections 382 of the Internal Revenue Code, as amended.

     During 2000, the Company evaluated its tax loss carryforwards and related deferred tax asset resulting in the recognition of a deferred income tax benefit of $3,100,178. This benefit relates primarily to expected utilization of loss carryforwards related to New World Coffee prior to the acquisition of MBC.

     In 1999, MBC contributed substantially all the profitability of the Company and accordingly, the valuation allowance of $6,500,000 on its net operating loss carryforwards has been reversed. The offsetting benefit has been reflected as a reduction in the goodwill recorded in the acquisition of MBC.

11. Commitments and Contingencies

Operating Leases

     The Company leases office and retail space under various non-cancelable operating leases. Property leases normally require payment of a minimum annual rental plus a pro rata share of certain landlord operating expenses.

     As of December 31,2000, approximate future minimum rental payments under non-cancelable operating leases for the next five years and the period thereafter are as follows:

                 Year ending:
                     2001                                 $ 3,191,603
                     2002                                   3,024,652
                     2003                                   2,937,904
                     2004                                   2,887,751
                     2005                                   2,511,345
                     2005 and thereafter                    5,390,211
                                                          -----------
                     Total                                $19,943,466
                                                          -----------

     Rent expense under operating leases was approximately $2,617,384 and $2,849,000 for the years ended December 31, 2000 and December 26, 1999, respectively.

Capital Leases

     The Company has capital leases for computer equipment used in its stores and offices. As of December 31, 2000, payments under such capital leases are as follows:

                 Year ending:
                    2001                                   $ 291,800
                    2002                                     202,735
                    2003                                     162,457
                    2004                                     118,076
                    2005                                      13,049
                                                              ------

                                                             788,117

          Less- Amount representing interest                 225,334
                                                             -------

                                                            $562,783
                                                            ========

Employment Agreements

     The Company has entered into employment agreements with three officers of the Company expiring between June 2001 and May 2002. Minimum base salaries and bonuses for the term of these employment agreements total approximately $845,000 annually, of which the Company is committed to pay $1,160,000 after December 31, 2000.

Contingencies

     From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

Related Party Transactions

     In connection with the Series D Financing, a director of the Company received a fee of $225,000 and a warrant to purchase 70,000 shares of the Company's common stock at its closing price on August 18, 2000.

     During 1999, a Company controlled by one of the Company's Directors was paid a $150,000 advisory fee in connection with the refinancing of the Company's debt.

12. Assets Held For Resale

     In 1998, the Company determined that it would seek to sell the assets relating to stores it had previously acquired in accordance with the Company's strategy to sell its Company-owned stores to franchisees. The Company evaluated the reliability of the carrying amount of such assets based on the estimated fair value of such assets which was determined based on the stores estimated selling prices. Based on this evaluation, the Company wrote off approximately $1,439,000 of goodwill and fixed assets relating to six locations. The remaining value of such assets was classified as held for sale based on the Company's plan and intent to dispose of such stores by the end of fiscal 2000. During 2000, the Company reviewed the salability of these assets based upon current market conditions and the prospect for sale within the next year. As a consequence of this review, approximately $ 234,000 of assets held for sale were reclassified to Property and Equipment and Goodwill based upon managements expectation that such assets would not be sold in the year 2001.

     During 2000, the Company acquired certain store assets in upstate New York and in Oklahoma, Colorado and Kansas (See Note 2). Such assets, approximating $4,854,000 have been classified as assets held for sale based upon the Company's plan and intent to dispose of such stores by the end of fiscal 2001.

13. Other Long-Term Liabilities

     Other long-term liabilities represent certain costs, which the Company has accrued and which are not expected to come due within the next fiscal year. The liabilities consist of $174,617 of deferred rent obligations and approximately $1,654,024 of other expenses relating to acquisitions (such as trustee and other fees) not expected to come due within the next year.

14. Subsequent Events

     On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny III, L.P. ("Halpern Denny") in exchange for the sum of $20 million. At such time the Company entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny.

     The Series F Preferred Stock accrues dividends payable in shares of Series F Preferred Stock at the rate of 16% per annum for the first year, which rate increases semi-annually thereafter at the rate of 2% per annum. The Series F Preferred Stock, including accrued dividends, is redeemable at such time as there is a combination between the Company and Einstein or three years from the date of issue, whichever is sooner. If a redemption takes place prior to the end of such three-year period, the Company is entitled to redeem the Series F Preferred Stock by issuing subordinated senior notes (the "Notes") to the holder of the Series F Preferred Stock. The Notes would bear interest at a rate comparable to the dividend rate under the Series F Preferred Stock and are due and payable three years from the date of the initial issuance of the Series F Preferred Stock (January 22, 2004). In connection with the Series F Purchase Agreement, the Company issued Halpern Denny a warrant to purchase 8,484,112 shares of the Company's common stock at an exercise price of $0.01 per share. The Series F Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of the Notes, if any), or until there is a combination between the Company and Einstein and a redemption of the Series F Preferred Stock, including delivery of the Notes (but not payment of the same), Halpern Denny shall receive additional warrants equal to 1.5% of the fully diluted common stock of the Company (excepting certain options and warrants) on January 22, 2002 and on each succeeding June 30 and December 31. This warrant has a term of five years. The warrant further provides that it would be exercisable for additional shares under certain events, as set forth in the warrant. The Certificate of Designation of the Series F Preferred Stock provides so long as any shares of Series F Preferred Stock remain outstanding, the Company may not, without the vote or written consent by the holders of at least 67% of the then outstanding shares of the Series F Preferred Stock, voting together as a single class: (i) amend or repeal any provision of the Company's Certificate of Incorporation or By-Laws in a manner which materially and adversely affects the rights and preferences of the holders of Series F Preferred Stock; (ii) authorize or issue shares of any class of stock having any preference or priority as to dividends or assets superior to or on a parity with the Series F Preferred Stock; (iii) pay or declare any dividend on any other type or class of securities, other than a dividend payable in Common Stock or rights; (iv) repurchase or redeem any shares of capital stock of the Company other than the redemption of the Series F Preferred Stock; (v) authorize
(i) a sale of any material asset of a value in excess of $1,000,000 of the Company or any subsidiary or subsidiaries of the Company, (ii) a sale of any substantial portion of the assets of the Company or any subsidiary or subsidiaries (other than sales of stores owned by the Company or its subsidiaries) or (iii) a recapitalization or reorganization of the Company or any subsidiary or subsidiaries of the Company (other than stock splits, combinations and/or dividends); (vi) take any action that results in the Company or any subsidiary or subsidiaries of the Company incurring or assuming more than $1,000,000 of funded indebtedness (other than borrowings of up to $17,119,848 by the Company for funded debt, either on an individual or accumulative basis except (A) that the Company may obtain substitute financings for its existing line of credit on similar terms from a substitute lender up to the outstanding loan balance on the existing line of credit on the date of such substitution, and (B) as contemplated by the Series F Purchase Agreement; (vii) effect any change of control event, except as contemplated by the Series F Purchase Agreement and the Exchange Agreement (as hereinafter defined); (viii) effect (i) an acquisition of another corporation or other entity, or a unit or business group of another corporation or entity, by merger or otherwise, except as contemplated by the Series F Purchase Agreement and the Exchange Agreement or
(ii) the purchase of all or substantially all of the capital stock, other equity interests or assets of any other entity or person, except as contemplated in the Series F Purchase Agreement and the Exchange Agreement; (ix) increase the number of directors of the Board of Directors of the Company except as contemplated in the Series F Purchase Agreement and the Exchange Agreement; (x) effect or allow fundamental change in the nature of the Company's business; (xi) otherwise materially affect the rights, privileges and preferences of the holders of the Series F Preferred Stock; or (xii) effect any change of the executive officers of the Company. Under the Certificate of Designation, the holders of Series F Preferred Stock, except as otherwise required under the laws of Delaware or as set forth in the Certificate of Designation, are not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Company. Under the Certificate of Designation the majority of the then outstanding Series F Preferred Stock, voting or consenting, as the case may be, as one class, will be entitled to elect up to four directors (the "Series F Directors"). If (i) dividends on the Series F Preferred Stock are in arrears and unpaid for any quarterly period, which failure to pay continues for a period of thirty (30) days; or (ii) the Company fails to discharge any redemption obligation with respect to the Series F Preferred Stock and such failure continues more than 90 days following a mandatory redemption date, then (A) the number of members comprising the Company's board of directors will automatically increase by such number so that such additional directors (but including the board seats elected by the holders of Series F Preferred Stock) constitutes not less than 50% of the board of directors of the Company and (B) the holders of the majority of the then outstanding Series F Preferred Stock, voting or consenting, as the case maybe, as one class, will be entitled to elect directors to the board of directors to fill the vacancies created by such increase, provided that such directors are designated equally by (A) Halpern Denny on the one hand, and (B) Brookwood and BET on the other hand. Such voting rights will continue until such time as, in the case of a dividend default, all dividends in arrears on the Series F Preferred Stock are paid in full and, in the case of the failure to redeem, until payment of the Redemption Price in cash or until the Notes are delivered, at which time the term of the directors elected on such default will terminate. The Company may not modify, change, affect or amend its Certificate of Incorporation or the Certificate of Designation to increase the authorized Series F Preferred Stock, without the affirmative vote or consent of holders of at least a 67% of the shares of Series F Preferred Stock then outstanding, voting or consenting, as the case may be, as one class.

     BET and Brookwood had invested the sum of $15 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D Preferred Stock, which had a right to approve the creation of the Series F Preferred Stock. Therefore, the Company considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, the Company, BET and Brookwood entered into an Exchange Agreement, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. The closing of the exchange of Series F Preferred Stock for the Series D Preferred Stock took place on or about January 22, 2001. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted common stock of the Company (excepting certain options and warrants). In connection with the Series F Purchase Agreement and the Exchange Agreement, the parties entered into an Amended and Restated Registration Rights Agreement. In addition, the parties entered into a Stockholders Agreement, which relates principally to the composition of the Board of Directors of the Company. Pursuant to the terms of the Stockholders Agreement, the Company will have a Board of Directors consisting of nine members. BET is entitled to designate one
(1) member to the Board of Directors. Brookwood is entitled to designate one (1) member of the Board of Directors until such time as its Series F Preferred Stock, including any Notes issued upon redemption thereof, have been paid for in full. Halpern Denny is entitled to designate two members to the Board of Directors (and has designated one as of this time) until such time as its Series F Preferred Stock, including any Notes issued upon redemption thereof, have been paid in full, at which time it shall be allowed to designate one director, which right will be continue until such time as it owns less than 2% of the outstanding common stock of the Company. The Stockholders Agreement provides that should Halpern Denny designate a second member to the Board of Directors, the management may designate an additional member to the Board of Directors bringing the total membership of the Board of Directors to nine persons. The Stockholders Agreement further provides that if the combination between the Company and Einstein is not accomplished within 12 months from the date of closing, or if its Board of Directors is not then controlled or scheduled to be controlled by the Company, such additional designee of management shall be withdrawn. The Stockholders Agreement also contains provisions giving Halpern Denny, BET and Brookwood certain rights of first refusal to provide financing and certain co-sale rights for the common stock they may purchase upon exercise of their warrants. Also in connection with the Series F Purchase Agreement and the Exchange Agreement, the Company amended its bylaws to provide (a) for a Board of Directors composed of nine members and (b) to provide that any filing by the Company under the United States Bankruptcy Code shall require the approval of75% of the full Board of Directors.

     On or about January 17, 2001, the Company entered into the Bond Purchase Agreement (the "Bond Purchase Agreement") with Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (the "Greenlight Entities"). Pursuant to the Bond Purchase Agreement, the Greenlight Entities formed a limited liability company ("Bondco") and funded the same with $10 million for the purchase of Bonds. The Company is the exclusive manager of Bondco. At such time as there is a combination of the Company with Einstein, Bondco may sell its Bonds and the Company will share in the profits or exclusively bear the losses in relation thereto, based upon an agreed to accretion in the Greenlight Entities' investment. Alternatively, Bondco may retain its Bonds or securities issued in lieu thereof or may sell the same to the Company in exchange for a newly created Class of Series E Preferred Stock. The Series E Preferred Stock provides for the payment of dividends at the rate of 15% per annum increasing by 2% each 6 months after the first year following the initial investment by the Greenlight Entities. These dividends are payable in Series E Preferred Stock. The Series E Preferred Stock, if issued, shall be redeemed three years from the date of the investment in Bondco by the Greenlight Entities. In connection with the Bond Purchase Agreement, the Company issued the Greenlight Entities warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The Bond Purchase Agreement provides that for so long as there has not been a combination between the Company and Einstein, or there has been a combination but the Series E Preferred Stock was not issued to the Greenlight Entities, or the Series E Preferred Stock was issued but has not been redeemed, the Greenlight Entities shall receive additional warrants equal to 0.9375% of at the fully diluted common stock of the Company (excepting certain options and warrants) on January 17, 2002 and at the beginning of each succeeding three month period. This warrant has a term of five years. In addition, warrants for an additional 1.5% of the fully diluted common stock shall be issued at such time as the Series F Preferred Stock is redeemed. The Company and the Greenlight Entities entered into a registration rights agreement relating to the shares purchasable under the warrants.

     The Company used the proceeds from the initial financing by BET and Brookwood, and the financings with Halpern Denny and the Greenlight entities to purchase certain 7.25% subordinated convertible debentures due in June 2004 (the "Bonds") of Einstein/Noah Bagel Corporation ("Einstein").

15. Subsequent Events (Unaudited)

     On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement (the "Second Purchase Agreement") with Halpern Denny, the Company also sold Halpern Denny warrants to purchase 2,121,028 shares of the Company's common stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant). The rights, preferences and designations of the Series F Preferred Stock are set forth in an Amended Certificate of Designation, Rights and Preferences of Series F preferred Stock (the "Amended Certificate of Designation") which are identical to the Series F Preferred Stock created in January 2001. In connection with the execution and delivery of the Second Purchase Agreement, BET Associates, L.P. ("BET") and Brookwood New World Investors, LLC ("Brookwood"), each waived any preemptive rights they may have had to the issuance of additional shares of Series of Preferred Stock as provided for in the Second Purchase Agreement and consented to the filing of the Amended Certificate of Designation to increase the number of shares of Series F Preferred Stock the Company is authorized to issue to 73,000.

     In April 2001 the Company entered into an agreement with the Trustee of the Boston Chicken Plan Trust, the majority stockholder of Einstein, to support confirmation of the Plan of Reorganization (the "Plan") filed by the Trustee in the Chapter 11 cases of ENBC and Einstein/Noah Bagel Partners, L.P. ("ENBP"), now pending in the United States Bankruptcy Court for the District of Arizona (the "Court"). Under the Plan, holders of ENBC's 7.25% Debentures due June 2004 shall be given the option of converting to equity in the reorganized ENBC or having their bonds reinstated through payment of all accrued interest and future compliance with the terms of the Indenture.

     In April 2001, the Company also entered into an agreement with one of the Trustee's proposed exit lenders for the Plan, to confirm New World's support for the Plan, pursuant to which New World would agreed to convert its Debentures to equity in reorganized ENBC. Under the conversion price and formulae in the Plan, New World would receive approximately 3.9 million shares of reorganized ENBC's new common stock, which the Company anticipates would result in the Company becoming the largest stockholder in reorganized ENBC.

     There is no assurance that the Plan will be confirmed.

     In April 2001, the Company's Board elected Leonard Tannenbaum to serve in an advisory capacity as Vice Chairman of the Board, with compensation of $5,000 per month for a period of time to be determined by the Board.