Form 10-Q
period 2001-04-01
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2001-05-21
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2001

                                       OR

[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27148

                    New World Coffee - Manhattan Bagel, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3690261
  (State or other jurisdiction                       (I.R.S. Employer
of Incorporation or organization)                   Identification No.)

                             246 Industrial Way West
                               Eatontown, NJ 07724
          (Address of principal executive offices, including zip code)

                                 (732) 544-0155
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of shares of common stock, $.001 par value per share, outstanding: As of May 8, 2001: 16,443,447


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  April 1, 2001

                                                                                                         Page
PART I.     FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of April 1, 2001 and
                  December 31, 2000..............................................................         -3-

         Condensed Consolidated Statements of Operations for the three months
                  ended April 1, 2001 and March 26, 2000.........................................         -4-

         Condensed Consolidated Statements of Cash Flows for the three months
                  ended April 1, 2001 and March 26, 2000.........................................         -5-

         Notes to Consolidated Financial Statements..............................................         -6-


         Item 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED APRIL 1, 2001..............................................................         -8-



PART II:  OTHER INFORMATION......................................................................         -11-

          SIGNATURES.............................................................................         -12-



                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      April 1,                December 31,
                                                                                       2001                      2000
                                                                                    -----------              ------------
ASSETS                                                                              (Unaudited)
------
Current Assets:
    Cash and cash equivalents...................................                    $ 4,227,062             $ 2,271,107
    Franchise and other receivables, net........................                      3,465,456               3,067,765
    Current maturities of notes receivables.....................                        676,768                 676,768
    Inventories.................................................                      1,608,166               1,436,124
    Prepaid expenses and other current assets...................                        653,417                 621,030
      Deferred income taxes - current portion...................                        500,000                 500,000
      Investment in debt securities.............................                     39,155,755              13,888,784
      Assets held for resale....................................                      4,911,243               5,141,491
                                                                                      ---------               ---------
       Total current assets.....................................                     55,197,867              27,603,069

Property, plant and equipment, net..............................                      6,600,048               6,969,731
Notes and other receivables, net................................                        971,640               1,221,861
Trademarks, net.................................................                     15,594,013              15,724,086
Goodwill, net...................................................                      2,300,561               2,325,959
Deferred income taxes                                                                 8,933,740               9,100,178
Deposits and other assets.......................................                      3,131,813               2,753,470
                                                                                      ---------               ---------
       Total Assets                                                                $ 92,729,682            $ 65,698,354
                                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Accounts payable............................................                    $ 1,717,058             $ 2,708,398
    Accrued expenses............................................                      2,035,708               3,730,501
    Current portion of long-term debt...........................                      4,885,155               4,422,522
    Current portion of obligations under capital leases.........                        218,858                 199,887
      Other current liabilities                                                          23,275                  14,190
                                                                                         ------                  ------
       Total current liabilities................................                      8,880,054              11,075,498

Long-term debt..................................................                     10,177,288              13,689,957
Obligations under capital leases................................                        224,618                 362,896
Other liabilities...............................................                      1,535,565               1,828,641

Series D Preferred Stock, $.001 par value; 25,000 shares
    authorized; 0 and 16,216 shares issued and outstanding                                    -              12,008,314
Series F Preferred Stock, $.001 par value; 65,000 shares
    authorized; 42,564 and 0 shares issued and outstanding                           28,862,219                       -
Minority interest                                                                     6,258,969                       -

Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000
       shares authorized; 0 issued and outstanding..............                              -                       -
     Series A convertible preferred stock, $.001 par value; 400
       shares authorized; 0 shares issued and outstanding                                     -                       -
    Series B convertible preferred stock, $.001 par value;
       225 shares authorized, 0 shares outstanding..............                              -                       -
    Series C convertible preferred stock, $.001 par value;
       500,000 shares authorized, 0 shares outstanding..........                              -                       -
    Common stock, $.001 par value; 50,000,000 shares
       Authorized; 15,404,828 and 15,404,828 shares
       issued and outstanding...................................                         15,405                  15,405
    Additional paid-in capital..................................                     58,542,682              45,180,828
    Accumulated deficit.........................................                   (21,767,118)            (18,463,185)
                                                                                   ------------            ------------
       Total stockholders' equity...............................                     36,790,969              26,733,048
                                                                                     ----------              ----------
       Total liabilities and stockholders' equity...............                   $ 92,729,682            $ 65,698,354
                                                                                   ============            ============



                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FIRST QUARTER ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                    UNAUDITED
                                    ---------




                                                                            April 1,         March 26,
                                                                             2001              2000
                                                                           ---------         ---------
Revenues:

    Manufacturing revenues........................................       $ 5,149,755       $ 6,150,638
    Franchise related revenues....................................         1,653,352         1,774,944
    Retail sales..................................................         3,672,075         1,220,500
                                                                           ---------         ---------
Total revenues....................................................        10,475,182         9,146,082

    Cost of sales.................................................         7,366,535         5,860,051
    General and administrative expenses...........................         1,702,404         1,585,173
    Depreciation and amortization.................................           786,695           571,915
                                                                             -------         ---------
 Income from operations...........................................           619,548         1,128,943

Interest expense, net.............................................           444,053           478,178
Gain from sale of investments.....................................           240,601                 -
                                                                             -------           -------

Income before income taxes........................................           416,096           650,765

Provision for income taxes........................................           166,438                 -
                                                                             -------           -------
Net income........................................................           249,658           650,765

Dividends and accretion on preferred stock........................         3,671,992                 -
                                                                           ---------          --------
Net (loss) income available to common stockholders................      ($3,422,334)          $650,765
                                                                        ============          ========

Net (loss) income per common share - Basic........................          ($  .22)             $ .06
                                                                            ========             =====

Net (loss) income per common share - Diluted......................          ($  .22)             $ .06
                                                                            ========             =====

Weighted average number of common shares outstanding:
     Basic........................................................        15,404,828        11,386,777
                                                                          ==========        ==========

     Diluted......................................................        15,404,828        11,684,286
                                                                          ==========        ==========




                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FIRST QUARTER ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                    UNAUDITED
                                    ---------

                                                                                   April 1,       March 26,
                                                                                     2001            2000
                                                                                   --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................................................            $249,658      $650,765
    Adjustments to reconcile net income to net cash used in
       operating activities:
        Depreciation and amortization...................................             786,695       571,915
        Gain on sale of debt securities.................................           (240,601)             -
        Deferred income tax asset.......................................             166,438             -
    Increase/(decrease) in cash as a result of changes in operating assets and liabilities:
        Receivables.....................................................           (397,691)     (271,807)
        Inventories.....................................................           (172,042)     (198,435)
        Prepaid expenses................................................            (32,387)         3,580
        Deposits and other assets.......................................             246,039         2,785
        Receipts of notes receivable....................................             260,036        84,745
        Additions to notes receivable...................................             (9,815)             -
        Accounts payable................................................           (991,340)        44,415
        Accrued expenses................................................           (832,569)     (424,302)
        Other liabilities...............................................           (159,629)     (110,302)
                                                                                   ---------     ---------
                    Net cash provided by/(used in) operating activities          (1,127,208)       353,359
                                                                                 -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures................................................            (31,293)     (101,975)
    Addition to assets held for resale..................................                   -      (15,437)
    Deferred acquisition costs..........................................           (624,382)             -
    Investment in debt securities.......................................        (28,911,364)             -
    Proceeds from the sale of debt securities...........................           3,884,994             -
                                                                                   ---------     ---------
                    Net cash provided by/(used in) investing activities         (25,682,045)     (117,412)
                                                                                ------------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock, net................................          23,755,148       161,999
    Minority owners' capital contributions to affiliated entity.........           9,165,989             -
    Payment of liabilities in connection with acquired assets...........           (986,586)     (787,833)
    Repayments of capital leases........................................           (119,307)     (120,842)
    Repayment of notes payable..........................................         (3,050,036)      (18,235)
                                                                                 -----------      --------
                    Net cash provided by/(used in) financing activities           28,765,208     (764,911)
                                                                                  ----------     ---------

                    Net increase /(decrease) in cash                               1,955,955     (528,964)

CASH, beginning of period...............................................           2,271,107     2,880,342
                                                                                   ---------     ---------

CASH, end of period.....................................................          $4,227,062    $2,351,378
                                                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest........................................................................ 683,789       857,921



                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The April 1, 2001 consolidated balance sheet presented herein was derived from the audited December 31, 2000 consolidated financial statements of the Company.

2. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 for a description of the significant accounting policies, which have continued without change, and other note information.

3. All adjustments (recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words "estimate", "plan", "intend", "believe", "expect", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Form 10-KSB for its 2000 fiscal year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World Coffee - Manhattan Bagel, Inc. is one of the largest franchisors of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc. ("MBC").. On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery ("CBB"). At April 1, 2001, the Company's retail system consisted of approximately 337 stores, including 42 Company-owned and 295 franchised and licensed stores.

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

     Commencing in August 2000, the Company acquired certain debentures of Einstein/Noah Bagel Corp. ("ENBC"), a Company engaged in the retail bagel bakery business. ENBC has been operating under Chapter 11 of the Bankruptcy Code since April 2000. The Company and its affiliate New World - Greenlight, LLC have acquired in excess of $61,000,000 of face value of debentures, making the Company ENBC's largest creditor. As ENBC's largest creditor, the Company has been an active participant in ENBC's ongoing Bankruptcy proceedings.

     On April 2, 2001, the Trustee (the "Trustee") of the Boston Chicken Bankruptcy Plan Trust, as holder of a majority of the outstanding common stock of ENBC, filed a plan of reorganization (the "Trustee Plan") with the Bankruptcy Court providing for reinstatement of all the obligations of ENBC and providing for an allocation of new common stock of ENBC to the holders of its old common stock, including the Trustee. The Company agreed to support the Trustee's Plan and committed, to the Trustee, and to the lead institution that had committed to provide exit financing to ENBC pursuant to the Trustee's Plan, that the Company would convert the debentures owned by it and its affiliate New World - Greenlight LLC into new common stock of reorganized ENBC in accordance with the Trustee's Plan.

     In addition, on May 14, 2001 a deadline set by the Bankruptcy Court for competing bids in order to preserve a right to bid on the assets of ENBC in the event that the Trustee's Plan is not confirmed, Einstein Acquisition Corp., a Delaware corporation which is an affiliate of the Company made a bid to purchase the assets of ENBC. Such bid consisted of $151,000,000 in cash and the assumption of Einstein trade indebtedness up to a total of $30,000,000.

     The Company and Einstein Acquisition Corp. have received a "highly confident" letter from a nationally recognized investment banking firm with respect to financing necessary to consummate a transaction with ENBC. Bankruptcy Court proceedings are ongoing both with respect to the issue of confirmation of the Trustee's Plan and the bid for the assets of ENBC. There can be no assurance as to the outcome of such Bankruptcy Court proceedings.


Fiscal  Quarter Ended April 1, 2001  Compared to Fiscal  Quarter Ended March 26,
2000

     Revenues. Total revenues increased 14.5% to $10,475,182 for the fiscal quarter ended April 1, 2001 from $9,146,082 for the comparable 2000 period. The increase in revenues was attributable to additional retail sales from Company owned stores acquired during 2000. Manufacturing revenues decreased 16.3% to $5,149,755 or 49.2% of total revenues for the fiscal quarter ended April 1, 2001 from $6,150,638 or 67.2% of total revenues for the comparable 2000 period. The decrease in manufacturing revenues was primarliy the result of the Company's decision to outsource its low-margin distribution business (which had been included in manufacturing revenues in the 2000 period.) In addition, the Company experienced extreme weather in its core markets during the 2001 quarter, also having a negative impact on manufacturing revenues. Franchise related revenues decreased 6.9% to $1,653,352 or 15.8% of total revenues for the fiscal quarter ended April 1, 2001 from $1,774,944 or 19.4% of total revenues for the comparable 2000 period. The decrease in franchise related revenues was partially attributable to extreme weather conditions experienced during the fiscal quarter ended April 1, 2001 in the Company's core markets. In addition, the decline reflects a lower store base in the fiscal quarter ended April 1, 2001, in part, resulting from Management's decision to terminate certain franchisees who's operations did not comply with the Company's policies. Retail sales increased 200.9% to $3,672,075 or 35.0% of total revenues for the fiscal quarter ended April 1, 2001 from $1,220,500 or 14.9% of total revenues for the comparable 2000 period. The increase was attributable to additional company-owned stores that were acquired during 2000.

Costs and Expenses.
Cost of Sales as a percentage of related manufacturing and retail sales increased to 83.5% for the fiscal quarter ended April 1, 2001 from 79.5% for the comparable 2000 period. The increase primarily resulted from a shift in sales mix towards retail store revenues which generally have lower margins than manufacturing revenues.

General and administrative expenses increased to $1,702,404 for the fiscal quarter ended April 1, 2001 from $1,585,173 for the comparable 2000 period. The increase was primarily attributable to operational staff additions required in order to service the Company's additional company-owned stores. General and administrative expenses expressed as a percentage of total revenues declined to 16.3% of total revenues for the fiscal quarter ended April 1, 2001 from 17.3% of total revenues for the comparable 2000 period. The decline is the result of the higher revenue base during the 2001 quarter.

Depreciation and amortization expenses increased by 37.6% to $786,695 or 7.5% of total revenues for the fiscal quarter ended April 1, 2001 from $571,915 or 6.3% of total revenues for the comparable 2000 period. The increase was primarily attributable to depreciation on company-owned stores acquired during 2000.

Interest expense, net for the fiscal quarter ended April 1, 2001 decreased to $444,053, or 4.2% of total revenues from $478,178 or 5.2% of total revenues for the comparable 2000 period. This decrease is primarily the result of lower average debt balances during the quarter ended April 1, 2000 as well as interest earned invested cash balances.

Gain from sale of debt securities was $240,601 or 2.3% of total revenues for the fiscal quarter ended April 1, 2001. There was no such gain in the comparable 2000 period.

Provision for income taxes increased to $166,438 or 1.6% of total revenues for the fiscal quarter ended April 1, 2001 from $0 for the comparable 2000 period. The increase was attributable to certain deferred tax benefits recognized in the 2000 period relating to the recognition of deferred tax assets.

Net Income.
Net income for the fiscal quarter ended April 1, 2001 decreased to $249,658 or 2.4% of total revenues from $650,765 or 7.1% of total revenues for the comparable 2000 period. This increase is primarily a result of the decrease in margins resulting from a change in sales mix to lower margin retail sales. and the increase in income tax expense recognized for the 2001 period.


Liquidity and Capital Resources


     The Company plans to satisfy any of its capital requirements in 2001 through cash flow from operations and the sale of Company-owned stores to franchisees which should generate additional cash. The Company continually assesses its ongoing capital needs and may consider the issuance of additional equity or debt securities in order to raise capital should business conditions dictate that such is necessary.

     In January and March 2001, the Company issued 25,000 shares of newly authorized Series F Preferred Stock. The proceeds, net of related offering expenses, were $ 23,755,148. The proceeds from these stock sales were utilized to purchase ENBC debt securities and pay certain related costs.

     At April 1, 2001 the Company had a working capital surplus of $46,317,813 compared to a working capital surplus of $2,547,029 at March 26, 2000. This increase is primarily a result of the Company's investment in ENBC debt securities in exchange for the issuance of certain preferred stock.

     The Company had net cash used in operating activities of $1,127,208 for the first quarter of 2001 compared with net cash provided by operating activities of $353,359 for the first quarter of 2000. The decrease in cash provided by operating activities was attributable to the decrease in net income and liquidation of certain current liabilities in the 2001 period.

     The Company had net cash used in investing activities of $25,682,045 for the first quarter of 2001 compared with net cash used in investing activities of $117,412 for the first quarter of 2000. The increase in cash used in investing activities was attributable to the Company's investment in debt securities.

     The Company had net cash provided by financing activities of $28,765,208 for the first quarter of 2001 compared with net cash used in financing activities of $764,911 for the first quarter of 2000. The increase in cash provided by financing activities relates to the issuance of preferred stock and proceeds from sale of an interest in an affiliated entity during 2001.

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

                                  APRIL 1, 2001

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On February 1, 2001, the Company filed a Form 8-K relating to the issuance of Series F Preferred Stock and related matters.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           New World Coffee - Manhattan Bagel, Inc.

Date: May 21, 2001         By: /s/ R. Ramin Kamfar
                               -------------------
                               R. Ramin Kamfar
                               Chairman and Chief Executive Officer



Date: May 21, 2001         By: /s/ Jerold E. Novack
                               --------------------
                               Jerold E. Novack
                               Chief Financial Officer