Form 10-Q/A
period 2001-04-01
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2001-06-07
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-Q/A


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

                                  April 1, 2001

                                                                            Page

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Condensed Consolidated Balance Sheets as of April 1, 2001 and
         December 31, 2000 ................................................  -3-

       Condensed Consolidated Statements of Operations for the three months ended April 1, 2001 and March 26, 2000 ...........................  -4-

       Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2001 and March 26, 2000 ...........................  -5-

       Notes to Consolidated Financial Statements .........................  -6-


Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
     MONTHS ENDED APRIL 1, 2001 ...........................................  -8-


PART II: OTHER INFORMATION ................................................ -11-

       SIGNATURES ......................................................... -12-

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      April 1,
                                                                                        2001        December 31,
                                                                                    (Unaudited)        2000
                                                                                    -----------     ------------
                                                                                     (Revised)
ASSETS
Current Assets:
  Cash and cash equivalents ....................................................   $  4,227,062    $  2,271,107
  Franchise and other receivables, net .........................................      3,465,456       3,067,765
  Current maturities of notes receivables ......................................        676,768         676,768
  Inventories ..................................................................      1,608,166       1,436,124
  Prepaid expenses and other current assets ....................................        653,417         621,030
   Deferred income taxes - current portion .....................................        500,000         500,000
   Investment in debt securities ...............................................     39,155,755      13,888,784
   Assets held for resale ......................................................      4,911,243       5,141,491

    Total current assets .......................................................     55,197,867      27,603,069

Property, plant and equipment, net .............................................      6,600,048       6,969,731
Notes and other receivables, net ...............................................        971,640       1,221,861
Trademarks, net ................................................................     15,594,013      15,724,086
Goodwill, net ..................................................................      2,300,561       2,325,959
Deferred income taxes ..........................................................      8,933,740       9,100,178
Deposits and other assets ......................................................      3,131,813       2,753,470
                                                                                      ---------       ---------

    Total Assets ...............................................................   $ 92,729,682    $ 65,698,354
                                                                                   ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................................................   $  1,717,058    $  2,708,398
  Accrued expenses .............................................................      2,035,708       3,730,501
  Current portion of long-term debt ............................................      4,885,155       4,422,522
  Current portion of obligations under capital leases ..........................        218,858         199,887
   Other current liabilities ...................................................         23,275          14,190
                                                                                         ------          ------

    Total current liabilities ..................................................      8,880,054      11,075,498

Long-term debt .................................................................     10,177,288      13,689,957
Obligations under capital leases ...............................................        224,618         362,896
Other liabilities ..............................................................      1,535,565       1,828,641

Series D Preferred Stock, $.001 par value; 25,000 shares
  authorized; 0 and 16,216 shares issued and outstanding .......................           --        12,008,314
Series F Preferred Stock, $.001 par value; 65,000 shares
  authorized; 42,564 and 0 shares issued and outstanding .......................     29,294,267            --
Minority interest ..............................................................      6,645,844            --

Stockholders' equity:

  Preferred stock, $.001 par value; 2,000,000 shares authorized; 0 issued and outstanding
    Series A convertible preferred stock, $.001 par value; 400 shares authorized;
    0 shares issued and outstanding
  Series B convertible preferred stock, $.001 par value; 225 shares authorized,
    0 shares outstanding
  Series C convertible preferred stock, $.001 par value; 500,000 shares authorized,
    0 shares outstanding
  Common stock, $.001 par value; 50,000,000 shares
    Authorized; 15,404,828 and 15,404,828 shares issued and outstanding ........         15,405          15,405
  Additional paid-in capital ...................................................     58,197,082      45,180,828
  Accumulated deficit ..........................................................    (22,240,441)    (18,463,185)
                                                                                    -----------     -----------
    Total stockholders' equity .................................................     35,972,046      26,733,048
                                                                                     ----------      ----------
    Total liabilities and stockholders' equity .................................   $ 92,729,682    $ 65,698,354
                                                                                   ============    ============


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FIRST QUARTER ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                    UNAUDITED


                                                        April 1, 2001   March 26, 2000
                                                        -------------   --------------
                                                          (Revised)
Revenues:

  Manufacturing revenues ............................   $  5,149,755    $  6,150,638
  Franchise related revenues ........................      1,653,352       1,774,944
  Retail sales ......................................      3,672,075       1,220,500
                                                        ------------    ------------
Total revenues ......................................     10,475,182       9,146,082

  Cost of sales .....................................      7,366,535       5,860,051
  General and administrative expenses ...............      1,702,404       1,585,173
  Depreciation and amortization .....................        786,695         571,915
                                                        ------------    ------------
 Income from operations .............................        619,548       1,128,943

Interest expense, net ...............................        444,053         478,178
Gain from sale of investments .......................        240,601            --
                                                        ------------    ------------

Income before income taxes and minority interest ....        416,096         650,765

Provision for income taxes ..........................        166,438            --

Minority interest ...................................        723,385            --
                                                        ------------    ------------

Net (loss) income ...................................       (473,727)        650,765

Dividends and accretion on preferred stock ..........      3,316,559            --
                                                        ------------    ------------

Net (loss) income available to common stockholders ..   ($ 3,790,286)   $    650,765
                                                        ============    ============

Net (loss) income per common share - Basic ..........   ($       .25)   $        .06
                                                        ============    ============

Net (loss) income per common share - Diluted ........   ($       .25)   $        .06
                                                        ============    ============

Weighted average number of common shares outstanding:
   Basic ............................................     15,404,828      11,386,777
                                                        ============    ============

   Diluted ..........................................     15,404,828      11,684,286
                                                        ============    ============


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FIRST QUARTER ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                    UNAUDITED

                                                                                April 1, 2001  March 26, 2000
                                                                                -------------  --------------
                                                                                  (Revised)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income ...............................................................   ($   473,727)   $    650,765
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization ..........................................        786,695         571,915
    Minority interest ......................................................        723,385
    Gain on sale of debt securities ........................................       (240,601)           --
    Deferred income tax asset ..............................................        166,438            --
  Increase/(decrease) in cash as a result of changes in operating assets and liabilities:
    Receivables ............................................................       (397,691)       (271,807)
    Inventories ............................................................       (172,042)       (198,435)
    Prepaid expenses .......................................................        (32,387)          3,580
    Deposits and other assets ..............................................        246,039           2,785
    Receipts of notes receivable ...........................................        260,036          84,745
    Additions to notes receivable ..........................................         (9,815)           --
    Accounts payable .......................................................       (991,340)         44,415
    Accrued expenses .......................................................       (832,569)       (424,302)
    Other liabilities ......................................................       (159,629)       (110,302)
                                                                               ------------    ------------
          Net cash provided by/(used in) operating activities ..............     (1,127,208)        353,359
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .....................................................        (31,293)       (101,975)
  Addition to assets held for resale .......................................           --           (15,437)
  Deferred acquisition costs ...............................................       (624,382)           --
  Investment in debt securities ............................................    (28,911,364)           --
  Proceeds from the sale of debt securities ................................      3,884,994            --
                                                                               ------------    ------------
          Net cash provided by/(used in) investing activities ..............    (25,682,045)       (117,412)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net .....................................     23,755,148         161,999
  Minority owners' capital contributions to affiliated entity ..............      9,165,989            --
  Payment of liabilities in connection with acquired assets ................       (986,586)       (787,833)
  Repayments of capital leases .............................................       (119,307)       (120,842)
  Repayment of notes payable ...............................................     (3,050,036)        (18,235)
                                                                               ------------    ------------
          Net cash provided by/(used in) financing activities ..............     28,765,208        (764,911)
                                                                               ------------    ------------

          Net increase /(decrease) in cash .................................      1,955,955        (528,964)

CASH, beginning of period ..................................................      2,271,107       2,880,342
                                                                               ------------    ------------

CASH, end of period ........................................................   $  4,227,062    $  2,351,378
                                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest .................................................................        683,789         857,921
                                                                               ============    ============

Non-cash Investing and Financing Activities:
  Non-cash Dividends and accretion on preferred stock ......................      3,316,559            --
                                                                               ============    ============



                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at April 1, 20001 and March 26, 2000 and the results of its operations and its cash flows for the three-month periods then eneded. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended April 1, 2001 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

2.   Revised Financial Statements
As of April 1, 2001, the company accounted for the accretion of the warrant issued based on the Bond Purchase Agreement (the "Bond Purchase Agreement") with Green Light Capital, L.P., Green Light Capital Qualified, L.P and Green Light Capital Offshore Ltd. (see Footnote 4) as a charge to retained earnings instead of operations. In addition, accretion of issuance costs, as well as other provisions provided by the Bond Purchase Agreement, were not initially reflected in the Company's financial statements. The amended financial statements reflect these charges.

The result of these changes has been that net income for the three months ended April 1, 2001 has been decreased to ($473,727) from $249,658; Basic Income Per Share has been decreased to ($0.25) from ($0.22); and Diluted Income Per Share has been decreased to ($0.25) from ($0.22).

3.   Income (loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of April 1, 2001 had been exercised, but not included in the calculation of diluted loss per share as such shares are antidilutive:

Warrants           17,837,843
Options                   319
                   ----------
Total              17,838,162
                   ==========

4.   Investment in Debt Securities
Investments in debt securities are reported at fair value. Unrealized gains and losses from those securities, which are classified as available-for-sale are reported as "unrealized holding gains and losses" as a separate component of stockholders' equity. At April 1, 2000, the cost of debt securities approximate their fair value and, accordingly, no unrealized again or loss has been recorded.

5.   Recent developments
On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny III, L.P. ("Halpern Denny") in exchange for the sum of $20 million. At such time the Company entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. The Series F Preferred Stock accrues dividends payable in shares of Series F Preferred Stock at the rate of 16% per annum for the first year, which rate increases semi-annually thereafter at the rate of 2% per annum. The Series F Preferred Stock, including accrued dividends, is redeemable at such time as there is a combination between the Company and Einstein or three years from the date of issue, whichever is sooner. If a redemption takes place prior to the end of such three-year period, the Company is entitled to redeem the Series F Preferred Stock by issuing subordinated senior notes (the "Notes") to the holder of the Series F Preferred Stock. The Notes would bear interest at a rate comparable to the dividend rate under the Series F Preferred Stock and are due and payable three years from the date of the initial issuance of the Series F Preferred Stock (January 22, 2004). In connection with the Series F Purchase Agreement, the Company issued Halpern Denny a warrant to purchase 8,484,112 shares of the Company's common stock at an exercise price of $0.01 per share. The fair value of the warrants at the date of grant was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The Series F Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of the Notes, if any), or until there is a combination between the Company and Einstein and a redemption of the Series F Preferred Stock, including delivery of the Notes (but not payment of the same), Halpern Denny shall receive additional warrants equal to 1.5% of the fully diluted common stock of the Company (excepting certain options and warrants) on January 22, 2002 and on each succeeding June 30 and December 31. This warrant has a term of five years. The warrant further provides that it would be exercisable for additional shares under certain events, as set forth in the warrant. The Certificate of Designation of the Series F Preferred Stock requires the vote or written consent by the holders of at least 67% of the then outstanding shares of the Series F Preferred Stock, voting together as a single class for certain events and transactions. Under the Certificate of Designation, the holders of Series F Preferred Stock, except as otherwise required under the laws of Delaware or as set forth in the Certificate of Designation, are not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Company.

BET and Brookwood had invested the sum of $15 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D Preferred Stock, which had a right to approve the creation of the Series F Preferred Stock. Therefore, the Company considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, the Company, BET and Brookwood entered into an Exchange Agreement, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. The closing of the exchange of Series F Preferred Stock for the Series D Preferred Stock took place on or about January 22, 2001. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company at an exercise price of $0.01 per share. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted common stock of the Company (excepting certain options and warrants). The fair value of the warrants at the date of grant was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The difference in the fair value of securities exchanged was charge to accumulated deficit. In connection with the Series F Purchase Agreement and the Exchange Agreement, the parties entered into an Amended and Restated Registration Rights Agreement. In addition, the parties entered into a Stockholders Agreement, which relates principally to the composition of the Board of Directors of the Company. The Stockholders Agreement also contains provisions giving Halpern Denny, BET and Brookwood certain rights of first refusal to provide financing and certain co-sale rights for the common stock they may purchase upon exercise of their warrants. Also in connection with the Series F Purchase Agreement and the Exchange Agreement, the Company amended its bylaws to provide (a) for a Board of Directors composed of nine members and
(b) to provide that any filing by the Company under the United States Bankruptcy Code shall require the approval of75% of the full Board of Directors.

On or about January 17, 2001, the Company entered into the Bond Purchase Agreement (the "Bond Purchase Agreement") with Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (the "Greenlight Entities"). Pursuant to the Bond Purchase Agreement, the Greenlight Entities formed a limited liability company ("Bondco") and funded the same with $10 million for the purchase of Bonds. The Company is the exclusive manager of Bondco. Accordingly the Company consolidate Bondco since its inception. At such time as there is a combination of the Company with Einstein, Bondco may sell its Bonds and the Company will share in the profits or exclusively bear the losses in relation thereto, based upon an agreed to accretion in the Greenlight Entities' investment. Alternatively, Bondco may retain its Bonds or securities issued in lieu thereof or may sell the same to the Company in exchange for a newly created Class of Series E Preferred Stock. The Series E Preferred Stock provides for the payment of dividends at the rate of 15% per annum increasing by 2% each 6 months after the first year following the initial investment by the Greenlight Entities. These dividends are payable in Series E Preferred Stock. The Series E Preferred Stock, if issued, shall be redeemed three years from the date of the investment in Bondco by the Greenlight Entities. In connection with the Bond Purchase Agreement, the Company issued the Greenlight Entities warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The fair value of the warrants at the date of grant was recorded as a reduction of minority interest and is being accreted over the two year period to the earliest fixed redemption date. The Bond Purchase Agreement provides that for so long as there has not been a combination between the Company and Einstein, or there has been a combination but the Series E Preferred Stock was not issued to the Greenlight Entities, or the Series E Preferred Stock was issued but has not been redeemed, the Greenlight Entities shall receive additional warrants equal to 0.9375% of at the fully diluted common stock of the Company (excepting certain options and warrants) on January 17, 2002 and at the beginning of each succeeding three month period. This warrant has a term of five years. In addition, warrants for an additional 1.5% of the fully diluted common stock shall be issued at such time as the Series F Preferred Stock is redeemed. The Company and the Greenlight Entities entered into a registration rights agreement relating to the shares purchasable under the warrants.

On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement (the "Second Purchase Agreement") with Halpern Denny, the Company also sold Halpern Denny warrants to purchase 2,121,028 shares of the Company's common stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant). The fair value of the warrants at the date of grant was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The rights, preferences and designations of the Series F Preferred Stock are set forth in an Amended Certificate of Designation, Rights and Preferences of Series F preferred Stock (the "Amended Certificate of Designation") which are identical to the Series F Preferred Stock created in January 2001. In connection with the execution and delivery of the Second Purchase Agreement, BET Associates, L.P. ("BET") and Brookwood New World Investors, LLC ("Brookwood"), each waived any preemptive rights they may have had to the issuance of additional shares of Series of Preferred Stock as provided for in the Second Purchase Agreement and consented to the filing of the Amended Certificate of Designation to increase the number of shares of Series F Preferred Stock the Company is authorized to issue to 73,000.

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

Fiscal  Quarter Ended April 1, 2001  Compared to Fiscal  Quarter Ended March 26,
2000

     Revenues. Total revenues increased 14.5% to $10,475,182 for the fiscal quarter ended April 1, 2001 from $9,146,082 for the comparable 2000 period. The increase in revenues was attributable to additional retail sales from Company owned stores acquired during 2000. Manufacturing revenues decreased 16.3% to $5,149,755 or 49.2% of total revenues for the fiscal quarter ended April 1, 2001 from $6,150,638 or 67.2% of total revenues for the comparable 2000 period. The decrease in manufacturing revenues was primarliy the result of the Company's decision to outsource its low-margin distribution business (which had been included in manufacturing revenues in the 2000 period.) In addition, the Company experienced extreme weather in its core markets during the 2001 quarter, also having a negative impact on manufacturing revenues. Franchise related revenues decreased 6.9% to $1,653,352 or 15.8% of total revenues for the fiscal quarter ended April 1, 2001 from $1,774,944 or 19.4% of total revenues for the comparable 2000 period. The decrease in franchise related revenues was partially attributable to extreme weather conditions experienced during the fiscal quarter ended April 1, 2001 in the Company's core markets. In addition, the decline reflects a lower store base in the fiscal quarter ended April 1, 2001, in part, resulting from Management's decision to terminate certain franchisees who's operations did not comply with the Company's policies. Retail sales increased 200.9% to $3,672,075 or 35.0% of total revenues for the fiscal quarter ended April 1, 2001 from $1,220,500 or 13.3% of total revenues for the comparable 2000 period. The increase was attributable to additional company-owned stores that were acquired during 2000.

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

Minority interest was $723,385 or 6.9% or total revenues for the fiscal quarter ended April 1, 2001. This charge is attributable to accretion of the value assigned to warrants and the guaranteed investment return to investors in Greenlight New World, L.L.C.

Net Loss.
Net Loss for the fiscal quarter ended April 1, 2001 was ($473,727) compared to net income of $650,765 for the comparable 2000 period. The decrease in net income is primarily a result of the decrease in margins resulting from a change in sales mix to lower margin retail sales, the increase in income tax expense recognized for the 2001 period and the allocation of earnings to the minority interest.

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

     In January and March 2001, the Company issued 25,000 shares of newly authorized Series F Preferred Stock as well as equity in a newly formed affiliate, Greenlight New World, L.L.C. The proceeds, net of related offering expenses, were $ 32,921,137. The proceeds from these stock sales were utilized to purchase ENBC debt securities and pay certain related costs.

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


                                    New World Coffee - Manhattan Bagel, Inc.



Date:                               By:  /s/
                                         ---------------------------------------
                                         R. Ramin Kamfar
                                         Chairman and Chief Executive Officer



Date:                               By:  /s/
                                         ---------------------------------------
                                         Jerold E. Novack
                                         Chief Financial Officer