Form 10-Q
period 2001-07-03
NEW WORLD COFFEE MANHATTAN BAGEL INC
filed 2001-08-17
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q


[   ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 2001

                                       OR

[ X ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X       No ___




Number of shares of common stock, $.001 par value per share, outstanding:
As of August 14, 2001: 17,457,970


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  July 3, 2001

                                                                                                        Page

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets as of July 3, 2001 and
         December 31, 2000.......................................................................         -3-

         Condensed Consolidated Statements of Operations for the second quarter and year to date
         periods ended July 3, 2001 and June 25, 2000............................................         -4-

         Condensed Consolidated Statements of Cash Flows for the year to date periods
          ended July 3, 2001 and June 25, 2000...................................................         -5-

         Notes to Consolidated Financial Statements..............................................         -6-


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................         -8-

PART II: OTHER INFORMATION.......................................................................         -11-

         SIGNATURES..............................................................................         -12-


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                               July 3,
                                                                                                 2001         December 31,
                                                                                             (Unaudited)          2000
                                                                                             -----------          ----
ASSETS
Current Assets:
  Cash and cash equivalents.....................................................              $ 14,734          $ 2,271
  Franchise and other receivables, net..........................................                 4,933            3,068
  Due from bankruptcy estate....................................................                10,751               --
  Current maturities of notes receivables.......................................                   668              677
  Inventories...................................................................                 9,732            1,436
  Prepaid expenses and other current assets.....................................                 4,464              621
  Deferred income taxes - current portion.......................................                   500              500
  Investment in debt securities.................................................                34,156           13,889
  Assets held for resale........................................................                 2,089            5,141
                                                                                                 -----            -----
    Total current assets                                                                        82,027           27,603

Property, plant and equipment, net..............................................               118,195            6,970
Notes and other receivables, net................................................                   958            1,222
Trademarks and recipes, net.....................................................                57,451           15,724
Goodwill, net...................................................................                58,688            2,326
Deferred income taxes...........................................................                 8,934            9,100
Debt issuance costs and other assets............................................                 8,301            2,754
                                                                                                 -----            -----
    Total Assets................................................................             $ 334,554         $ 65,699
                                                                                             =========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................................................              $ 20,981          $ 2,708
  Accrued expenses..............................................................                40,277            3,731
  Short term debt and current portion of long-term debt.........................                33,657            4,423
  Current portion of obligations under capital leases...........................                   227              200
  Other current liabilities.....................................................                    36               14
                                                                                                    --               --
    Total current liabilities...................................................                95,178           11,076

Senior notes and other long-term debt...........................................               113,589           13,690
Obligations under capital leases................................................                    73              363
Other liabilities...............................................................                30,625            1,829

Series D Preferred Stock, $.001 par value; 25,000 shares
  authorized; 0 and 16,216 shares issued and outstanding........................                    --           12,008
Series F Preferred Stock, $.001 par value; 116,000 shares
  authorized; 69,393 and 0 shares issued and outstanding........................                36,054               --
Warrants issued in connection with Series F Preferred stock.....................                23,693               --

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; 0 issued and
     outstanding................................................................                    --               --
  Series A convertible preferred stock, $.001 par value; 400 shares authorized;
    0 shares issued and outstanding.............................................                    --               --
  Series B convertible preferred stock, $.001 par value; 225 shares authorized,
    0 shares outstanding........................................................                    --               --
  Series C convertible preferred stock, $.001 par value; 500,000 shares
    authorized, 0 shares outstanding...........................................                     --               --
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 16,668,447 and 15,404,828 shares issued and outstanding.........                    17               15
  Additional paid-in capital....................................................                78,287           45,181
  Accumulated deficit...........................................................              (42,962)         (18,463)
                                                                                              --------         --------
    Total stockholders' equity..................................................                35,342           26,733
                                                                                                ------           ------
    Total liabilities and stockholders' equity..................................             $ 334,554         $ 65,699
                                                                                             =========         ========

The accompanying notes are an integral part of these consolidated financial statements.


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SECOND QUARTER ENDED JULY 3, 2001 AND JUNE 25, 2000 AND YEAR TO DATE PERIODS ENDED JULY 3, 2001 AND JUNE 25, 2000
                                   UNAUDITED
     (In thousands, except earnings per share and related share information)

                                                                     Second Quarter Ended             Year to Date Ended
                                                                     --------------------             ------------------
                                                                    July 3,       June 25,          July 3,         June 25,
                                                                    -------       --------          -------         --------
                                                                      2001          2000             2001             2000
                                                                      ----          ----             ----             ----
Revenues:

  Manufacturing revenues....................................         $ 5,734        $ 6,525        $ 10,884         $ 12,675
  Franchise related revenues................................           1,414          1,702           3,068            3,477
  Retail sales..............................................          18,084          1,941          21,756            3,162
                                                                      ------          -----          ------            -----
Total revenues..............................................          25,232         10,168          35,708           19,314

  Cost of sales.............................................          19,955          6,759          27,322           12,619
  General and administrative expenses.......................           2,706          1,590           4,408            3,175
  Depreciation and amortization.............................           1,538            587           2,324            1,159
                                                                       -----            ---           -----            -----
 Income before provision for reorganization costs
  and noncash charges.......................................           1,033          1,232           1,654            2,361

Provision for integration and reorganization costs..........           6,690              -           6,690                -

Noncash charge in connection with realization of assets.....           2,800              -           2,800                -
                                                                       -----              -           -----                -
Income (loss) from operations...............................          (8,457)         1,232          (7,836)           2,361

Interest expense, net.......................................           3,111            461           3,555              939
Gain from sale of investments...............................               -              -             241                -
Permanent impairment in the value of investments............           5,000              -           5,000                -
                                                                       -----          -----           -----            -----

Income (loss) before income taxes and minority interest.....        (16,568)            771        (16,150)            1,422

Provision for income taxes..................................             -               -             166                -

Minority interest...........................................            855              -           1,578                -
                                                                        ---              -           -----                -

Net (loss) income...........................................       (17,423)            771        (17,894)            1,422

Dividends and accretion on preferred stock..................          3,292              -           6,609                -
                                                                      -----              -           -----                -

Net (loss) income available to common stockholders..........      ($20,715)           $771       ($24,503)           $1,422
                                                                  =========           ====       =========           ======

Net (loss) income per common share - Basic..................        ($1.27)          $ .07         ($1.52)            $ .12
                                                                    =======          =====         =======            =====

Net (loss) income per common share - Diluted................        ($1.27)          $ .06         ($1.52)            $ .12
                                                                    =======          =====         =======            =====

Weighted average number of common shares outstanding:
   Basic....................................................     16,327,804     11,746,579      16,112,320       11,566,678
                                                                 ==========     ==========      ==========       ==========

   Diluted..................................................     16,327,804     12,619,689      16,112,320       12,156,540
                                                                 ==========     ==========      ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEAR TO DATE PERIODS ENDED JULY 3, 2001 AND JUNE 25, 2000
                                    UNAUDITED
                                 (In thousands)

                                                                                      July 3, 2001         June 25, 2000
                                                                                      ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income....................................................                  ($17,894)              $1,422
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization......................................                      2,324               1,159
    Minority interest..................................................                      1,578                   -
    Gain on sale of debt securities....................................                      (241)                   -
    Loss on sale of fixed assets.......................................                          -                 119
    Provision for integration and reorganization costs.................                      6,690                   -
    Noncash charge in connection with the realization of assets........                      2,800                   -
    Permanent impairment in value of debt securities...................                      5,000                   -
    Amortization of debt issuance costs and debt discount..............                        464                   -
    Accretion of warrant value and investment return...................                        367                   -
    Deferred income tax asset..........................................                        166                   -
  Increase/(decrease) in cash as a result of changes in operating assets and liabilities:
    Receivables........................................................                      (199)               (975)
    Inventories........................................................                      (279)               (239)
    Prepaid expenses...................................................                    (1,230)               (354)
    Other assets.......................................................                      1,508               (255)
    Receipts of notes receivable.......................................                        299                 161
    Additions to notes receivable......................................                       (27)                   -
    Accounts payable...................................................                      1,394                (406)
    Accrued expenses...................................................                      1,124                (512)
    Other liabilities..................................................                      2,312                  357
                                                                                           -------                 ---
          Net cash provided by operating activities....................                      6,156                 477
                                                                                             -----                 ---

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................                      (243)               (216)
  Net cash paid for acquisitions.......................................                  (157,833)               (984)
  Due from bankruptcy estate...........................................                   (10,751)                   -
  Investment in debt securities........................................                   (28,911)                   -
  Proceeds from the sale of debt securities............................                      3,885                   -
                                                                                             -----                   -
          Net cash used in investing activities........................                  (193,853)             (1,200)
                                                                                         ---------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net.................................                     51,876               4,148
  Minority owners' capital contributions to affiliated entity..........                      9,166                   -
  Proceeds from bridge loan............................................                     33,250                   -
  Proceeds from issuance of senior notes...............................                    128,450                   -
  Debt issuance costs..................................................                    (7,220)                   -
  Payment of liabilities in connection with acquired assets............                      (987)             (1,620)
  Repayments of capital leases.........................................                      (263)               (236)
  Repayment of notes payable...........................................                   (14,112)                (83)
                                                                                          --------                ----
          Net cash provided by financing activities....................                    200,160               2,209
                                                                                           -------               -----

          Net increase in cash ........................................                     12,463               1,486

CASH, beginning of period..............................................                      2,271               2,880
                                                                                             -----               -----

CASH, end of period....................................................                    $14,734              $4,366
                                                                                           =======              ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................                      1,736               1,245

Non-cash Investing and Financing Activities:
  Non-cash Dividends and accretion on preferred stock..................                      6,609                   -
                                                                                             =====
  Equipment purchased under capital leases.............................                          -                 376

DETAILS OF ACQUISITION
   Tangible assets acquired............................................                    134,261
   Intangible assets acquired..........................................                     98,552
   Estimated accruals and liabilities assumed..........................                    (65,507)
   Accrued acquisition costs...........................................                     (4,100)
                                                                                           -------
Cash paid for acquisition..............................................                    163,206
                                                                                           -------

Less cash acquired.....................................................                      5,373
                                                                                             -----

Net cash paid for acquisition..........................................                   $157,833
                                                                                          ========


                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at July 3, 2001 and June 25, 2000 and the results of its operations and its cash flows for the six-month periods then ended. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six-month period ended July 3, 2001 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

2. Change in Fiscal Year

Effective with this quarter and as a result of the Einstein Acquisition (as defined in Note 3), for fiscal 2001, the Company has elected to change its fiscal year end to the Tuesday closest to December 31. The Company will continue to report on a 52-53 week fiscal year basis, consisting of four 13-week quarters. All future fiscal quarters will end on a Tuesday as well. This change is effective for the Company's current quarter which was originally scheduled to end July 1, 2001 and which now, as a result of the change, is extended by two days and ended on July 3, 2001.

Comparative periods are presented as previously reported as the effect of this change is immaterial.

3. Acquisition of Assets of Einstein/Noah Bagel Corp.

On June 19, 2001, the Company purchased substantially all of the assets (the "Einstein Acquisition") of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, "Einstein"). Einstein was the largest bagel bakery chain in the United States, with 463 stores, nearly all of which are company-owned. The Einstein Acquisition was made pursuant to an Asset Purchase Agreement, which was entered into by the Company as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001 in the Einstein bankruptcy case. The purchase price was $160,000,000 in cash and the assumption of certain liabilities, subject to adjustment to the extent that assumed current liabilities (as defined in the Asset Purchase Agreement) exceed $30,000,000.

In connection with the Einstein Acquisition, the Company incurred approximately $18,130,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $ 167,305,373 is being allocated based on the preliminary estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:


Assets acquired:
Current assets                                     $  17,669,476
Plant Property & Equipment                           116,590,972
Trademarks and other intangible assets                42,000,000
Goodwill                                              56,551,722

Liabilities assumed:
Current liabilities                                   46,376,449
Long term liabilities                                 19,130,348
                                                      ----------
Total purchase price                               $ 167,305,373
                                                     ===========

The preliminary estimation of the fair value of assets acquired and liabilities assumed was determined by the Company's management based on information currently available. The Company has obtained preliminary appraisals of the fair value of certain acquired property, plant and equipment as well as certain identified intangibles. The Company is also in process of the review and determination of the fair value of other assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revisions.

Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $ 30,000,000 as of the acquisition date. The accompanying balance sheet as of July 3, 2001 reflects approximately $10,751,000 as due from the Einstein Bankruptcy Estate. This amount is based upon the Company's preliminary estimate of assumed current liabilities as of the acquisition date, net of certain payments of approximately $2,400,000 received from the Einstein Bankruptcy Estate through the date of these financial statements.

The following unaudited pro forma consolidated statements of operations data for the six months ended July 3, 2001 and June 25, 2000, give effect to the Einstein Acquisition as if it had occurred as of the beginning of each period reported. All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments and the financings necessary to complete the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place as of the beginning of each period reported, and may not be indicative of future operating results.

                                                       For the Year to Date
                                                            Period Ended
                                                -------------------------------------
                                                (In thousands, except per share data)

                                                     June 25, 2000   July 3, 2001
                                                     -------------   ------------

Revenues .........................................     $ 221,786      $ 205,310
                                                       =========      =========
Loss before extraordinary items ..................     ($ 18,403)     ($ 34,777)
                                                       =========      =========
Net (loss) .......................................     ($ 18,403)     ($ 34,777)
                                                       =========      =========
Net (loss) available to common stockholders ......     ($ 23,992)     ($ 46,553)
                                                       =========      =========
Earnings per share - Basic .......................     ($   2.07)     ($   2.89)
                                                       =========      =========

The proforma amounts presented above are not completely comparable due to differences in the fiscal calendars of the Companies. The proforma information presented includes 28 weeks of activity for Einstein/Noah Bagel Corp. for the year to date period ended June 25, 2000 and 26 weeks of activity for the year to date period ended July 3, 2001. The Company's normal reporting period for the respective periods consists of 26 weeks.

In June 2001, as a result of the Einstein acquisition, the Company recorded approximately $6.7 million as an integration and reorganization charge. This amount includes an impairment charge of approximately $4.0 million associated with the planned disposal of certain existing facilities as part of the integration of similar facilities acquired in the Einstein acquisition. Such impairment was estimated in accordance with the provisions of SFAS 121. Also, as part of the integration process, a charge of approximately $2.7 million was recorded in connection with organizational restructuring. Further charges may be required in the integration process, which the Company expects to complete within the next 12 months.

4. Senior Notes

The Company consummated a private placement of 140,000 units consisting of $140 million of senior secured increasing rate notes (the "$140 Million Facility") and 140,000 Common Stock purchase warrants. The $140 million Facility was placed through Jefferies & Company, Inc. ("Jefferies"). The notes under the $140
Million Facility, the terms of which are governed by a certain Indenture (the "Indenture") dated as of June 19, 2001, by and among the Company, Jefferies and the United States Trust Company of New York ("U.S. Trust"), mature on June 15, 2003 and bear interest at an initial annual rate of 13%, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum rate of 18%. The Company will begin making interest payments quarterly commencing on September 15, 2001. The Company may redeem all or a portion of the notes at any time for their face value plus accrued and unpaid interest. If there is a Change in Control (as such term is defined in the Indenture) of the Company, the holders of the notes will have the right to require from the Company to repurchase the notes at a price equal to 101% of the face amount plus accrued and unpaid interest. The notes are secured by a security interest in all of the Company's assets and the assets of the Company's subsidiaries (other than the assets of an unrestricted subsidiary ("Bondco") holding the Einstein Bonds (as defined below)). The Indenture also contains certain restrictive covenants as defined in the Indenture. The proceeds were $128,450,000. The debt discount aggregating $11,550,000 is being amortized over the term of the notes (2 years) using the effective interest method.

As noted above, the Company also issued warrants to purchase in the aggregate 13,720,000 shares of the Company's Common Stock at an exercise price of $0.01 per share. The warrants will expire on June 15, 2006. The fair value of the warrants of $19,120,000 was recorded as a debt discount and is being amortized over the term of the notes (2 years) using the effective interest method. The Company is required to repurchase all the outstanding warrants in the event of a change in control (as defined in the warrant agreement) at a price equal to the fair market value of the common stock issuable upon exercise of the warrants, less the exercise price.

The notes and warrants were separated immediately after the conclusion of the offering. The warrants were issued pursuant to, and are governed by, the terms of a certain Warrant Agreement dated as of June 19, 2001, by and among the Company, Jefferies and U.S. Trust. The holders of the notes and warrants are entitled to certain registration rights as set forth in a certain Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Jefferies and U.S. Trust.

In connection with the $140 Million Facility, the Company incurred approximately $6 million of issuance costs. Such costs are included in the accompanying consolidated balance sheet and are being amortized over the term of the notes (2 years) using the effective interest method.

5. Bridge Loan

The Company also obtained a $35 million asset-based secured loan due June 15, 2002 to a wholly-owned unrestricted subsidiary of the Company. The aggregate proceeds were $33,250,000. The debt discount aggregating $1,750,000 is being amortized over the term of the loan (1 year) using the effective interest method. Pursuant to the terms of a certain Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, Bondco and Jefferies (the "Purchase and Security Agreement"), Bondco sold $35 million aggregate principal amount of secured increasing rate notes. The notes are secured by $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp.(the "Einstein Bonds"). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by
 .35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at Bondco's option. The Purchase and Security Agreement is providing a mandatory pre-payment of the notes upon a change of control of the Company which requires the Company to pay 101% of the principal amount thereof plus accrued and unpaid interest thereon. Bondco is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. However, to the extent that the proceeds received by Bondco from the Einstein bankruptcy are insufficient to repay these notes, the holders of the notes will have the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 5% of the fully-diluted shares of common stock of the Company. If the amount of such deficiency is greater than or equal to $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 10% of the fully-diluted shares of common stock of the Company.

6. Series F Private Placement

On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny III, L.P. ("Halpern Denny") in exchange for the sum of $20,000,000. In connection with the purchase, the Company issued Halpern Denny five year warrants to purchase 8,484,112 shares of the Company's common stock at an exercise price of $0.01 per share. The fair market value of the warrants at the date of grant of $6,431,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The Series F Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of any Notes), Halpern Denny shall receive additional warrants equal to 1.5% of the fully diluted common stock of the Company (excepting certain options and warrants) on January 22, 2002 and on each succeeding June 30 and December 31. The warrant agreement further provides that it would be exercisable for additional shares under certain events, as set forth in the warrant agreement.

On January 22, 2001 BET Associates L.P.("BET") and Brookwood New World Investors, LLC ("Brookwood") entered into an Exchange Agreement with the Company, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company at an exercise price of $0.01 per share. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted common stock of the Company (excepting certain options and warrants). The fair value of the warrants at the date of grant of $4,970,088 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The difference in the fair value of securities exchanged of $1,171,806 was charge to accumulated deficit.

On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny, the Company also sold Halpern Denny five year warrants to purchase 2,121,028 shares of the Company's common stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant). The fair value of the warrants at the date of grant of $1,477,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date.

On June 7, 2001, the Company consummated a sale of 4,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $4,000,000 pursuant to the terms of the Series F Preferred Stock and Warrant Purchase Agreement (the "Second Purchase Agreement") with Halpern Denny, dated June 7, 2001.

In addition, on or about June 19, 2001, the Company consummated the sale of 21,000 additional shares of its authorized, but unissued, Series F Preferred Stock in exchange for $21,000,000, pursuant to the terms of the Third Series F Stock and Warrant Purchase Agreement (the "Third Purchase Agreement") by and
among the Company, Halpern Denny, Greenlight Capital, L.P. ("Greenlight Capital"), Greenlight Capital Qualified, L.P. ("Greenlight Qualified"), Greenlight Capital Offshore, Ltd. ("Greenlight Offshore", and together with Greenlight Capital, Greenlight Qualified collectively referred to as "Greenlight"), Special Situations Private Equity Fund, L.P. ("Special Situations Private"), Special Situations Cayman Fund, L.P., ("Special Situations Cayman") and Special Situations Fund, L.P. ("Special Situations Fund", and together with Special Situations Private and Special Situations Cayman, collectively referred to as "Special Situations").

As set forth in a Second Amended Certificate of Designation, Rights and Preferences of Series F Preferred Stock (the "Second Amended Certificate of Designation"), the Series F Preferred Stock accrues dividends payable in shares of Series F Preferred Stock at the rate of 16% per annum for the first year, which rate increases semi-annually thereafter at the rate of 2% per annum. The Series F Preferred Stock, including accrued dividends, is redeemable three years from the date of issue (the "Mandatory Redemption Date"). If the Company fails to redeem the Series F Preferred Stock at the Mandatory Redemption Date, the Company is entitled to redeem the Series F Preferred Stock by issuing subordinated senior notes (the "Notes") to the holder of the Series F Preferred Stock. The Notes would bear interest at a rate comparable to the dividend rate under the Series F Preferred Stock, which rate increases monthly thereafter at the rate of 1% per month and are due and payable 120 days from the Mandatory Redemption Date.

The Company, Halpern Denny, Brookwood, Greenlight and Special Situations entered into an agreement which stated that notwithstanding the provisions concerning the mandatory redemption date of the Series F Preferred Stock contained in the Second Amended Certificate of Designation, the Series F Preferred Stock shall be redeemable on the later of (a) January 18, 2004 for all shares of Series F Preferred Stock issued on or prior to March 31, 2001, and June 30, 2004 for all shares of Series F Preferred Stock issued after March 31, 2001, and (b) the maturity date of any notes (the "Refinancing Senior Notes"), the proceeds of which are used to repay the outstanding notes issued under the $140 Million Facility, provided that the indenture for the Refinancing Senior Notes includes language which permits the Company to make certain specified restricted payments (a "Restricted Payment") (including payments to redeem Series F Preferred Stock) so long as certain covenants contained therein are satisfied. The amount of any Restricted Payment, together with any aggregate amount of all other Restricted Payments made by the Company and its subsidiaries must be less than the sum of
(x) fifty (50%) percent of the consolidated net income of the Company for the period from the issue date of the Refinancing Senior Notes to the end of the Company's most recently ended fiscal quarter, plus (y) one hundred (100%) percent of the aggregate net cash proceeds received by the Company from the issuance or sale of equity interests in the Company or any subsidiary, plus (z) one hundred (100%) percent of the net cash proceeds received by the Company from the issuance or sale, other than to a subsidiary of the Company, of any debt security of the Company that has been converted into equity interests of the Company. In the event that the maturity date of the Refinancing Senior Notes is after January 18, 2004 or June 30, 2004, as the case may be, then the Mandatory Redemption Date for such Series F Preferred Stock will be the maturity date of the Refinancing Senior Notes.

In connection with the sale of the June 2001 Series F Preferred Stock, the Company sold warrants to purchase 21,153,934 shares of the Company's common stock at a price per share of $.01 (subject to adjustment as provided in the warrant agreement) pursuant to the Second Purchase and Third Purchase Agreement. The warrants have a term of five years and further provide that they would be exercisable for additional shares under certain events, as set forth in the warrant agreement. The fair value of the warrants at the date of grant in the amount of $21,174,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. Due to insufficient authorized common stock available to settle certain warrants, the Company classified such warrants as well as certain warrants to purchase 5,088,398 shares of the Company's common stock issued in connection with the January and March 2001 financings as temporary equity in the accompanying balance sheet.

In the event that the Company fails to increase the number of authorized shares of its common stock to at least 125 million by October 17, 2001, the Series F Preferred Stock redemption price will increase by 1% per month.

In connection with the execution and delivery of both the Second Purchase and Third Purchase Agreements, each of Halpern Denny and Brookwood waived preemptive rights they may have had concerning the issuance of additional shares of Series F Preferred Stock and consented to the filing of the Second Amended Certificate of Designation which increased the number of shares of Series F Preferred Stock the Company is authorized to issue from 73,000 shares to 116,000 shares.

The Third Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of the Notes, if any), Halpern Denny, Greenlight and Special Situations shall receive additional warrants equal to a percentage (specified therein) of the fully diluted common stock of the Company (excepting certain options and warrants) on June 19, 2002, and on each succeeding June 30 and December 31. If the Company redeems all its issued and outstanding shares of Series F Preferred Stock on or prior to March 19, 2002, the number of shares of Common Stock issuable upon the exercise of the warrants (the "Original Warrant Shares") which were issued pursuant to the Second Purchase and Third Purchase Agreements shall be reduced by an amount equal to one-third (1/3) the number of Original Warrant Shares. If the Company redeems all issued and outstanding shares of Series F Preferred Stock on or prior to June 19, 2002, the number of Original Warrant Shares shall instead be reduced by an amount equal to one-fourth (1/4) of the number of Original Warrant Shares.

In connection with each of the Second Purchase and Third Purchase Agreements, the parties amended the form of the Notes to be issued to the holders of Series F Preferred Stock upon redemption of their shares to refer to their agreement with the Company's secured lender concerning subordination of their interests to the secured lender's interests. As a consequence of the amendment to the Notes, the Company amended its January 2001 Exchange Agreement with BET and Brookwood and the January 2001 Purchase Agreement with Halpern Denny to reflect the new form of Notes. In addition, the Company, BET, Brookwood and Halpern Denny entered into amendments to each of the Stockholders Agreement and Amended and Restated Registration Rights Agreement executed in connection with the January 2001 financing to conform certain defined terms therein to include the additional securities issued pursuant to the Second and Third Purchase Agreements.

The holders of warrants issued in connection with Series F Preferred Stock issued prior to March 31, 2001 may be entitled to purchase additional shares of Common Stock as the result of the warrants to purchase 13,720,000 shares of Common Stock issued in connection with the $140 Million Facility and have agreed that such warrants may not be issuable if such Series F Preferred Stock is redeemed for cash not later than June 19, 2001.

In connection with the issuance of the Series F Preferred shares, the Company incurred approximately $2.6 million of issuance costs. Such amount was recorded as a reduction in the carrying amount of the Series F Preferred shares and is being accreted over 3 years to the earliest fixed redemption date.

7. Greenlight New World, LLC

On January 17, 2001, the Company entered into a Bond Purchase Agreement (the "Bond Purchase Agreement" ) with Greenlight. Pursuant to the Bond Purchase Agreement, Greenlight formed a limited liability company Greenlight New World, LLC ("GNW") and funded same with $10 million to be utilized for the purchase of Einstein Bonds. The company is the exclusive manager of GNW. Accordingly, the Company has consolidated GNW since its inception. The Bond Purchase Agreement provided Greenlight with a secure interest in GNW and a right for repayment of its investment with a guaranteed accretion of 15% per year within two years. In connection with the Bond Purchase Agreement, the Company issued Greenlight five year warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The fair value of the warrants at the date of grant of $3,230,500 was recorded as a reduction in minority interest and is being accreted over a two year period to the earliest redemption date. In addition, warrants for an additional 1.5% of the fully diluted common stock of the Company shall be issued at such time as the Series F Stock is redeemed.

On June 19, 2001 the Company, GNW and Greenlight entered into a letter agreement (the "Letter Agreement"). Under the terms of the Letter Agreement, Greenlight consented to the pledge (the "Pledge") by the Company, as manager of GNW, of the Einstein Bonds to Jefferies to secure a loan to an unrestricted subsidiary of the Company in the principal amount of $35.0 million (the "Bridge Loan"). The Company is required to apply all of the proceeds related to the Einstein Bonds to the repayment of the Bridge Loan. To the extent that there are net proceeds from the Einstein Bonds, after payment of the Bridge Loan in full, the excess shall be payable to GNW. If the excess payment, if any, is less than the original investment by Greenlight, the difference, plus a 15% per annum increment, shall be payable in the Company's Series F Preferred Stock (valued at $1,000 per share) and warrant coverage comparable to that described under "Series F Private Placement" above.

In connection with the letter agreement, Greenlight gave up its secured interest
in  the  bonds.  Accordingly,   the  Contribution  Amount  that  was  previously
classified as minority interest is currently classified as long term liability.

8. Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of July 3, 2001 had been exercised, but not included in the calculation of diluted loss per share as such shares are antidilutive:

Warrants           57,465,456
Options             2,108,429
                   ----------
Total              59,573,885
                   ==========

9. Investment in Debt Securities

Investments in debt securities are reported at realizable value. At July 3, 2001, the Company determined that a permanent decline of $5,000,000 in fair value had occurred. Accordingly, the Company recorded such amount as an investment impairment.

10. Accrued Expenses

As of July 3, 2001, accrued expenses consist of the following:

Compensation and employee benefits      $10,106
Accrued taxes                             3,996
Acquisition related expenses              3,100
Reorganization and integration            2,657
Utilities                                 2,187
Other                                    18,231
                                        -------
                                        $40,277
                                        =======

11. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 which are effective January 1, 2002 will have on its results of operations and financial position.

12. Contingencies

The Company's Common Stock is currently traded on the NASDAQ National Market and is quoted on the NASDAQ National Market under symbol "NWCI." Continuation of listing on NASDAQ National Market is subject to continued compliance with requirements imposed by NASDAQ. If the Company's Common Stock is no longer listed on the NASDAQ National Market, the liquidity of the Common Stock would be adversely affected. The staff of NASDAQ has advised the Company that the issuance of the warrants and the potential issuance of the underlying Common Stock in connection with the Einstein Acquisition are, in the view of the staff, in violation of rules requiring prior stockholder approval for transactions or issuances that may result in a change in control of an issuer, where more than twenty percent (20%) of an issuer's common stock is issued or issuable in connection with the acquisition of the stock or assets of another company and where twenty percent (20%) or more of the common stock of an issuer is issuable at a price below the then market price. The staff of NASDAQ has advised the Company that its position is that the approval now being sought by the Company in a proxy statement related to the issuance of such warrants and common stock will not be sufficient to remedy the failure to obtain prior approval and that the staff will recommend that the Company's common stock be delisted from NASDAQ National Market. The Company will seek an administrative review of this determination before an appeal panel of NASDAQ. The Company does not know what the outcome of such an appeal will be, and there may be a determination that the stockholder approval being sought is not sufficient to remedy the rule violations indicated by the staff of NASDAQ, in which event a delisting of the Company's common stock would result. In the event a delisting appears to be likely, the Company will apply for relisting of its Common Stock on NASDAQ National Market and/or listing on another nationally recognized stock market. A delisting of its common stock from NASDAQ National Market would, in the absence of another listing, adversely affect the liquidity of the trading market for the Company's common stock which, in turn, may have an adverse effect on the price of the Company's common stock.

13. Noncash Charge in Connection with Realization of Assets.

In the second quarter of 2001, the Company recorded an asset impairment of approximately $2.8 million in accordance with SFAS 121. Such impairment was required to write down the net book value of certain assets held for resale to their fair value.

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


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     New World Coffee - Manhattan Bagel, Inc. is the largest company in the bagel bakery industry and a leading company in the "fast casual" sandwich industry. The Company operates stores primarily under the Einstein Bros. and Noah's NY Bagel brands and primarily franchises stores under the Manhattan Bagel and Chesapeake Bagel Bakery brands. The Company acquired the assets of Einstein/Noah Bagel Corp. on June 19, 2001. As of July 3, 2001 the Company's retail system consists of 499 company-owned stores and 303 franchised and licensed stores.

The Company has four bagel dough production facilities, two cream cheese production facilities and one coffee roasting plant. These products are currently distributed to our company-operated stores, and sold to our franchised and licensed stores, as well as to supermarket and non-traditional outlets.

The Company is focused on efforts to realize cost savings through integrating our existing operation with those acquired in the Einstein Acquisition. The integration will involve consolidating production, purchasing, and distribution, and eliminating redundant overhead and administrative costs. The Company plans to leverage its brand names, and production facilities through company store growth and through franchising and licensing. Franchising will allow the Company to continue penetration of existing and new markets with lower financial and human capital investments required for growth through Company-operated stores. The Company also intends to expand through licensing its brands for non-traditional locations such as universities, airports, hotels and airlines. The Company is a Delaware corporation and was organized in November 1992.


Results of Operations

Fiscal Quarter Ended July 3, 2001 Compared to Fiscal Quarter Ended June 25, 2000

     Revenues. Total revenues increased 148.2% to $25.2 million for the fiscal quarter ended July 3, 2001 from $10.2 million for the comparable 2000 period. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's NY Bagel brands acquired in June 2001. Retail sales increased 831.7% to $18.1 million or 71.7% of total revenues for the fiscal quarter ended July 3, 2001 from $1.9 million or 19.1% of total revenues for the comparable 2000 period. The increase was attributable to addition of 458 company-owned stores that were acquired as a result of the Einstein Acquisition in June 2001. Manufacturing revenues decreased 12.1% to $5.7 million or 22.7% of total revenues for the fiscal quarter ended July 3, 2001 from $6.5 million or 64.2% of total revenues for the comparable 2000 period. The decrease in manufacturing revenues was primarily the result of the Company's decision to outsource its low-margin distribution business (which had been included in manufacturing revenues in the 2000 period). Franchise related revenues decreased 16.9% to $1.4 million or 5.6% of total revenues for the fiscal quarter ended July 3, 2001 from $1.7 million or 16.7% of total revenues for the comparable 2000 period. The decrease in franchise related revenues reflects a lower store base in the fiscal quarter ended July 3, 2001, in part, resulting from Management's decision to terminate certain franchisees whose operations did not comply with the Company's policies.

Costs and Expenses.

Cost of Sales as a percentage of related manufacturing and retail sales increased to 83.8% for the fiscal quarter ended July 3, 2001 from 79.8% for the comparable 2000 period. The increase primarily resulted from a shift in sales mix towards retail store revenues.

General and administrative expenses increased to $2.7 million for the fiscal quarter ended July 3, 2001 from $1.6 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition. General and administrative expenses expressed as a percentage of total revenues declined to 10.7% of total revenues for the fiscal quarter ended July 3, 2001 from 15.6% of total revenues for the comparable 2000 period. The decline is the result of the higher revenue base during the 2001quarter.

Depreciation and amortization expenses increased by 162.0% to $1.5 million or 6.1% of total revenues for the fiscal quarter ended July 3, 2001 from $0.6 million or 5.8% of total revenues for the comparable 2000 period. The increase was primarily attributable to depreciation on company-owned stores acquired during 2000 and depreciation on assets acquired from the Einstein Acquisition.

Interest expense, net for the fiscal quarter ended July 3, 2001 increased to $3.1 million, or 12.3% of total revenues from $0.5 million or 4.5% of total revenues for the comparable 2000 period. The increase was primarily the result of interest and related costs incurred on debt associated with the Einstein Acquisition.

Permanent impairment in the value of investments was $5.0 million, or 19.8% of total revenues for the fiscal quarter ended July 3, 2001. There was no such charge in the comparable 2000 period. The charge reflects management's estimate of the proceeds the Company will receive from the bankruptcy estate of Einstein Noah Bagel Corp. on account of its investment in certain debentures of Einstein Noah Bagel Corp.

Provision for integration and reorganization costs was $6.7 million or 26.5% of total revenues for the fiscal quarter ended July 3, 2001. There was no such charge for the comparable 2000 quarter. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

Noncash charge in connection with the realization of assets was $2.8 million or 11.1% of total revenues for the fiscal quarter ended July 3, 2001. There was no such charge for the comparable 2000 period. The charge resulted from management's evaluation of long lived assets in accordance with SFAS 121.

Minority interest was $0.9 million or 3.4% of total revenues for the fiscal quarter ended July 3, 2001. This charge is attributable to accretion of the value assigned to warrants and the investment return to investors in Greenlight New World, L.L.C.

Net Income/(Loss).

Net loss for the fiscal quarter ended July 3, 2001 was $17.4 million compared to net income of $0.8 million for the comparable 2000 period. The decrease in net income is primarily a result of the decrease in margins resulting from a change in sales mix to retail sales, noncash charges for impairment in the value of investments, store closing and reorganization costs, and the noncash charge in connection with the realization of assets as well as the allocation of earnings to the minority interest.


Results of Operations

Year to Date Period Ended July 3, 2001 Compared to Year to Date Period Ended June 25, 2000

Revenues. Total revenues increased 84.9% to $35.7 million for the year to date period ended July 3, 2001 from $19.3 million for the comparable 2000 period. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's NY Bagel brands acquired in June 2001. Retail sales increased 588.0% to $21.8 million or 60.9% of total revenues for the year to date period ended July 3, 2001 from $3.2 million or 16.4% of total revenues for the comparable 2000 period. The increase was attributable to the addition of 458 company-owned stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues decreased 14.1% to $10.9 million or 30.5% of total revenues for the year to date period ended July 3, 2001 from $12.7 million or 65.6% of total revenues for the comparable 2000 period. The decrease in manufacturing revenues was primarily the result of the Company's decision to outsource its low-margin distribution business (which had been included in manufacturing revenues in the 2000 period). In addition, the Company experienced extreme weather in its core markets during the first quarter of 2001, also having a negative impact on manufacturing revenues. Franchise related revenues decreased 11.8% to $3.1 million or 8.6% of total revenues for the year to date period ended July 3, 2001 from $3.5 million or 18.0% of total revenues for the comparable 2000 period. The decrease in franchise related revenues was partially attributable to extreme weather conditions experienced during the year to date period ended July 3, 2001 in the Company's core markets. In addition, the decline reflects a lower store base in the year to date period ended July 3, 2001, in part, resulting from Management's decision to terminate certain franchisees whose operations did not comply with the Company's policies.

Costs and Expenses.

Cost of Sales as a percentage of related manufacturing and retail sales increased to 83.7% for the year to date period ended July 3, 2001 from 79.7% for the comparable 2000 period. The increase primarily resulted from a shift in sales mix towards retail store revenues.

General and administrative expenses increased to $4.4 million for the year to date period ended July 3, 2001 from $3.2 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition. General and administrative expenses expressed as a percentage of total revenues declined to 12.3% of total revenues for the year to date period ended July 3, 2001 from 16.4% of total revenues for the comparable 2000 period. The decline is the result of the higher revenue base during the 2001 quarter.

Depreciation and amortization expenses increased to $2.3 million or 6.5% of total revenues for the year to date period ended July 3, 2001 from $1.2 million or 6.0% of total revenues for the comparable 2000 period. The increase was primarily attributable to depreciation on company-owned stores acquired during 2000 and depreciation on assets acquired in the Einstein Acquisition.

Interest expense, net for the year to date period ended July 3, 2001 increased to $3.6 million, or 10.0% of total revenues from $0.9 million or 4.9% of total revenues for the comparable 2000 period. The increase was primarily the result of interest and related costs incurred on debt associated with the Einstein Acquisition.

Permanent impairment in the value of investments was $5.0 million, or 14.0% of total revenues for the year to date period ended July 3, 2001. There was no such charge in the comparable 2000 period. The charge reflects management's estimate of the proceeds the Company will receive from the bankruptcy estate of Einstein Noah Bagel Corp. on account of its investment in certain debentures of Einstein Noah Bagel Corp.

Provision for integration and reorganization costs was $6.7 million or 18.7% of total revenues for the year to date period ended July 3, 2001. There was no such charge for the comparable 2000 period. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

Noncash charge in connection with the realization of assets was $2.8 million or 7.8% of total revenues for the year to date period ended July 3, 2001. There was no such charge for the comparable 2000 period. The charge resulted from management's evaluation of long lived assets in accordance with SFAS 121.

Provision for income taxes increased to $0.2 million or 0.5% of total revenues for the year to date period ended July 3, 2001 from $0 for the comparable 2000 period. The increase was attributable to certain deferred tax benefits recognized in the 2000 period relating to the recognition of deferred tax assets.

Minority interest was $1.6 million or 4.4% or total revenues for the year to date period ended July 3, 2001. This charge is attributable to accretion of theF value assigned to warrants and the investment return to investors in Greenlight New World, L.L.C.

Net Income/(Loss).

Net loss for the year to date period ended July 3, 2001 was $17.9 million compared to net income of $1.4 million for the comparable 2000 period. The decrease in net income is primarily a result of the decrease in margins resulting from a change in sales mix to retail sales, noncash charges for impairment in the value of investments, store closing and reorganization costs, and the noncash charge in connection with the realization of assets as well as the allocation of earnings to the minority interest.

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

     In January and March 2001, the Company issued 25,000 shares of newly authorized Series F Preferred Stock as well as equity in a newly formed affiliate, Greenlight New World, L.L.C. The proceeds, net of related offering expenses, were $ 32.9 million. The proceeds from these stock sales were utilized to purchase Einstein Bonds and pay certain related costs.

     In June 2001, the Company issued 25,000 shares of Series F Preferred stock. The proceeds, net of related offering expenses, were $23.8 million. The proceeds from this stock sale were utilized as a part of the purchase price for the Einstein Acquisition.

     On June 19, 2001, the Company consummated a private placement of 140,000 units consisting of $140 million of senior secured increasing rate notes due 2003 with detachable warrants for the purchase of 13.7 million shares of the Company's common stock, exercisable at $.01 per share. The proceeds, net of discount and related offering expenses were $122.4 million. The proceeds were utilized to fund the Einstein Acquisition, repay the Company's existing bank debt and for general working capital purposes.

     On June 19, 2001, the Company obtained a $35 million asset-based secured loan to a wholly-owned unrestricted subsidiary of the Company. The proceeds, net of discount and related offering expenses were $32.3 million. The proceeds were utilized to fund the Einstein Acquisition.

     At July 3, 2001 the Company had a working capital deficit of $13.2 million compared to a working capital surplus of $7.1 million at June 25, 2000. The decline results from additional liabilities assumed and debt incurred in connection with the Einstein Acquisition.

     The Company had net cash provided by operating activities of $6.2 million for the first six months of 2001 compared with net cash provided by operating activities of $0.5 million for the first six months of 2000. The increase in cash provided by operating activities was attributable to the shift in revenues to retail sales which typically generate cash at the time of sale. In the past the Company's revenues were predominantly derived from manufacturing sales and royalty revenues which generally are not paid at the time of sale.

     The Company had net cash used in investing activities of $193.9 million for the first six months of 2001 compared with net cash used in investing activities of $1.2 million for the first six months of 2000. The increase in cash used in investing activities was attributable to the Company's investment in debt securities and the Einstein Acquisition.

     The Company had net cash provided by financing activities of $200.2 million for the first six months of 2001 compared with net cash provided by financing activities of $2.2 million for the first six months of 2000. The increase in cash provided by financing activities relates to the issuance of preferred stock, proceeds from sale of an interest in an affiliated entity and proceeds from borrowings in connection with the Einstein Acquisition during 2001.

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


                           PART II - OTHER INFORMATION
                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                                  JULY 3, 2001

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities

     Reference is made to the issuance of securities described in Managements' Discussion and Analysis of Financial Condition and Results of Operations and the Accompanying Notes to Financial Statements. These securities were issued without registration pursuant to an exemption from registration under the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.1. Series F Preferred Stock Purchase Agreement dated June 7, 2001 by and between the Company and Halpern Denny. (1)

     10.2. Third Series F Preferred Stock and Warrant Purchase Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, Greenlight and Special Situations. (1)

     10.3 Amendment No. 2 to Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood. (1)

     10.4. Amendment No. 2 to Stockholders Agreement dated June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood. (1)

     10.5. Letter Agreement dated as of June 19, 2001, by and between the Company, BET, Brookwood and Halpern Denny. (2)

     10.6. Amendment No. 1 to First Series F Preferred Stock Purchase Agreement dated as of June 19, 2001 by and among the Company, Halpern Denny, BET and Brookwood. (1)

     10.7. Second Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on June 19, 2001. (1)

     10.8. Form of Note issuable to Halpern Denny, Greenlight, BET and Brookwood and Special Situations. (1)

     10.9. Form of Common Stock Purchase Warrant issued to Halpern Denny, Greenlight and Special Situations. (1)

     10.10. Indenture Agreement dated as of June 19, 2001 by and among the Company, certain subsidiaries of the Company, and the United States Trust Company of New York. (1)

     10.11. Purchase Agreement dated as of June 19, 2001 by and between the Company and Jefferies. (1)

     10.12. Pledge and Security Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company, and the United States Trust Company of New York. (1)

     10.13. Warrant Agreement dated as of June 19, 2001, by and between the Company, Jefferies and U.S. Trust Company of New York. (1)

     10.14. Registration Rights Agreement dated as of June 19, by and between the Company and Jefferies. (1)

     10.15. Note Purchase and Security Agreement dated as of June 19, 2001 by and among the Company, New World EnbcDeb Corp. and Jefferies dated as of June 19, 2001. (1)

     10.16. Form of Note issuable under the Note Purchase and Security Agreement. (1)

     10.17. Account Control Agreement dated as of June 19, 2001 by and between the Company New World EnbcDeb Corp. and Jefferies dated as of June 19, 2001. (1)

     10.18. Asset Purchase Agreement dated as of June 1, 2001 by and between Einstein Acquisition Corp. and Greenlight New World, LLC (as buyers) and ENBC and ENBP, LP (as sellers). (1)

     10.19. Transition Services Agreement dated as of June 19, 2001 by and between Einstein Acquisition Corp. and ENBC and ENBP, LP. (1)

     10.20 Employment Agreement dated July 16, 2001 between the Company and Anthony Wedo.
----------------

(1) Incorporated by reference from Registrant's Current Report on Form 8-K dated July 3, 2001.

(2) To be filed by amendment.

     (b) Reports on Form 8-K

     On April 12, 2001, the Company filed a Form 8-K relating to the issuance of Series F Preferred Stock to certain investors.

     On June 5, 2001, the Company filed a Form 8-K relating to the Company's successful bid for the purchase of the assets of Einstein/ Noah Bagel Corp.

     On June 21, 2001, the Company filed a Form 8-K and related press release announcing the consummation of the acquisition of the assets of Einstein/Noah Bagel Corp.

     On July 3, 2001, the Company filed a Form 8-K setting forth the details of the Einstein Acquisition and related financing transactions.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    New World Coffee - Manhattan Bagel, Inc.

Date: August 17, 2001              By:  /s/ R. Ramin Kamfar
                                        -------------------
                                        R. Ramin Kamfar
                                        Chairman and Chief Executive Officer



Date: August 17, 2001              By:  /s/ Jerold E. Novack
                                        --------------------
                                        Jerold E. Novack
                                        Chief Financial Officer