Form 10-Q
period 2001-10-02
NEW WORLD RESTAURANT GROUP INC
filed 2001-11-16
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 2, 2001

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27148

                    New World Restaurant Group, Inc.
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

                                  Yes X       No ___




Number of shares of common stock, $.001 par value per share, outstanding:
As of November 5, 2001: 17,391,450



                        NEW WORLD RESTAURANT GROUP, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                 October 2, 2001


                                                                               Page

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements
Condensed Consolidated Balance Sheets as of October 2, 2001 and
December 31,2000.......................................................         -3-

Condensed Consolidated Statements of Operations for the third quarter and year to date periods ended October 2, 2001 and September
24, 2000...............................................................         -4-

Condensed Consolidated Statements of Cash Flows for the year to date
periods ended October 2, 2001 and September 24, 2000...................         -5-

Notes to Consolidated Financial Statements.............................         -6-


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................         -14-

PART II: OTHER INFORMATION.............................................         -19-

         SIGNATURES....................................................         -20-





                        NEW WORLD RESTAURANT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                                          October 2,
                                                                                             2001         December 31,
                                                                                         (Unaudited)          2000
                                                                                       -----------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents.....................................................                  $ 9,204          $2,271
Franchise and other receivables, net..........................................                    5,756           3,068
Due from bankruptcy estate....................................................                    9,751              --
Current maturities of notes receivables.......................................                      668             677
Inventories...................................................................                    9,654           1,436
Prepaid expenses and other current assets.....................................                    3,143             621
Deferred income taxes - current portion.......................................                      500             500
Investment in debt securities.................................................                   34,156          13,889
Assets held for resale........................................................                    1,940           5,141
                                                                                       -----------------  --------------
Total current assets                                                                             74,772          27,603

Property, plant and equipment, net............................................                  115,033           6,970
Notes and other receivables, net..............................................                      925           1,222
Trademarks and recipes, net...................................................                  119,852          15,724
Goodwill, net.................................................................                    2,241           2,326
Deferred income taxes.........................................................                    8,934           9,100
Debt issuance costs and other assets..........................................                    7,920           2,754
                                                                                       -----------------  --------------
Total Assets..................................................................                $ 329,677         $65,699
                                                                                       =================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..............................................................                 $ 18,450          $2,708
Accrued expenses..............................................................                   40,957           3,731
Short term debt and current portion of long-term debt.........................                   34,090           4,423
Current portion of obligations under capital leases...........................                      206             200
Other current liabilities.....................................................                       31              14
                                                                                       -----------------  --------------
Total current liabilities.....................................................                   93,734          11,076

Senior notes and other long-term debt.........................................                  117,183          13,690
Obligations under capital leases..............................................                      114             363
Other liabilities.............................................................                   32,182           1,829

Series D Preferred Stock, $.001 par value; 25,000 shares
authorized; 0 and 16,216 shares issued and outstanding........................                        -          12,008
Series F Preferred Stock, $.001 par value; 116,000 shares
authorized; 72,192 and 0 shares issued and outstanding........................                   41,826              --

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 0 issued and
outstanding...................................................................                        -              --
Series A convertible preferred stock, $.001 par value; 400 shares authorized;
0 shares issued and outstanding.............................................                          -              --
Series B convertible preferred stock, $.001 par value; 225 shares authorized,
0 shares outstanding..........................................................                        -              --
Series C convertible preferred stock, $.001 par value; 500,000 shares
authorized, 0 shares outstanding..............................................                        -              --
Common stock, $.001 par value; 150,000,000 shares
authorized; 17,391,450 and 15,404,828 shares issued and outstanding...........                       17              15
Additional paid-in capital....................................................                  100,479          45,181
Accumulated deficit...........................................................                 (55,858)        (18,463)
                                                                                       -----------------  --------------
Total stockholders' equity....................................................                   44,638          26,733
                                                                                       -----------------  --------------
Total liabilities and stockholders' equity....................................                $ 329,677         $65,699
                                                                                       =================  ==============


The accompanying notes are an integral part of these consolidated financial statements.



                        NEW WORLD RESTAURANT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THIRD QUARTER ENDED OCTOBER 2, 2001 AND SEPTEMBER 24, 2000
      AND YEAR TO DATE PERIODS ENDED OCTOBER 2, 2001 AND SEPTEMBER 24, 2000
                                   (UNAUDITED)
         (In thousands, except share and per share information)

                                                                         Third Quarter Ended            Year to Date Ended
                                                                      October 2,    September 24,   October 2,     September
                                                                                                                      24,

                                                                         2001           2000           2001           2000
Revenues:
Retail sales..............................................                 $92,506        $ 4,434      $114,261       $  7,595
Manufacturing revenues....................................                   6,506          7,030        17,391         19,705
Franchise related revenues................................                   1,436          2,098         4,503          5,576
                                                                            ------          -----       -------          -----
Total revenues............................................                 100,448         13,562       136,155         32,876

Cost of sales.............................................                  82,650          9,590       109,972         22,210
General and administrative expenses.......................                   7,642          1,681        12,050          4,856
Depreciation and amortization.............................                   5,625            679         7,950          1,838
                                                                             -----            ---         -----          -----

Income before provision for reorganization costs
and noncash charges.......................................                   4,531          1,612         6,183          3,972

Provision for integration and reorganization costs........                       -              -         6,690              -

Noncash charge in connection with realization of assets...                       -              -         2,800              -
                                                                                                          -----
Income (loss) from operations.............................                   4,531          1,612       (3,307)          3,972

Interest expense, net.....................................                  11,654            448        15,209          1,387
Gain from sale of investments.............................                       -              -           241              -
Permanent impairment in the value of investments..........                       -              -         5,000              -
                                                                                                          -----

Income (loss) before income taxes and minority interest...                 (7,123)          1,164      (23,275)          2,585

Provision (benefit) for income taxes......................                       -        (1,966)           167        (1,966)
Minority interest.........................................                       -              -         1,578              -
                                                                                                          -----

Net (loss) income.........................................                 (7,123)          3,130      (25,020)          4,551

Dividends and accretion on preferred stock................                   5,772          1,709        12,381          1,709
                                                                             -----          -----        ------          -----

Net (loss) income available to common stockholders........              $ (12,895)        $ 1,421    $ (37,401)        $ 2,842
                                                                        =========         =======    =========         =======

Net (loss) income per common share - Basic................                 ($0.76)          $0.12       ($2.27)          $0.24
                                                                           ======           =====       ======           =====

Net (loss) income per common share - Diluted..............                 ($0.76)          $0.09       ($2.27)          $0.21
                                                                           ======           =====       ======           =====

Weighted average number of common shares outstanding:

Basic.....................................................              17,017,567     12,120,104    16,490,656     11,751,153
                                                                        ==========     ==========    ==========     ==========

Diluted...................................................              17,017,567     15,845,625    16,490,656     13,380,807
                                                                        ==========     ==========    ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.




                        NEW WORLD RESTAURANT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEAR TO DATE PERIODS ENDED OCTOBER 2, 2001 AND SEPTEMBER 24, 2000
                                   (UNAUDITED)
                                 (In thousands)

                                                                           October 2, 2001   September 24,
                                                                                                  2000
                                                                           ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income..............................................                  ($25,020)           $ 4,551
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization..................................                      7,950             1,838
Minority interest..............................................                      1,578                 -
Gain on sale of debt securities................................                      (241)                 -
Loss on sale of fixed assets...................................                          -               119
Provision for integration and reorganization costs.............                      6,690                 -
Noncash charge in connection with the realization of assets....                      2,800                 -
Permanent impairment in value of debt securities...............                      5,000                 -
Amortization of debt issuance costs and debt discount..........                      3,289                 -
Accretion of warrant value and investment return...............                      2,591                 -
Deferred income tax asset......................................                        167           (1,966)
Increase/(decrease) in cash as a result of changes in
operating assets and liabilities:
Receivables....................................................                    (1,019)           (2,115)
Inventories....................................................                      (200)               158
Prepaid expenses...............................................                      (462)              (23)
Deposits and other assets......................................                        891             (274)
Receipts of notes receivable...................................                        332               257
Additions to notes receivable..................................                       (27)             (119)
Accounts payable...............................................                    (1,131)             3,392
Accrued expenses and other liabilities.........................                        284           (1,447)
                                                                           ---------------- -----------------
Net cash provided by operating activities......................                      3,472             4,371
                                                                           ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................................                    (1,441)             (282)
Net cash paid for acquisitions.................................                  (157,833)           (1,771)
Additions to assets held for resale............................                          -           (1,812)
Due from bankruptcy estate.....................................                   (10,751)                 -
Investment in debt securities..................................                   (28,911)          (17,412)
Proceeds from the sale of debt securities......................                      3,885                 -
                                                                           ---------------- -----------------
Net cash used in investing activities..........................                   (195,051)          (21,277)
                                                                           ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net...........................                     50,376            19,220
Minority owners' capital contributions to affiliated entity....                      9,166                 -
Proceeds from bridge loan......................................                     33,250                 -
Proceeds from issuance of senior notes.........................                    128,450                 -
Debt issuance costs............................................                    (7,220)                 -
Proceeds from long-term borrowings.............................                          -             1,500
Payment of liabilities in connection with acquired assets......                      (987)           (1,989)
Repayments of capital leases...................................                      (386)             (366)
Repayment of notes payable.....................................                   (14,137)             (140)
                                                                           ---------------- -----------------
Net cash provided by financing activities......................                    198,512            18,225
                                                                           ---------------- -----------------

Net increase in cash ..........................................                      6,933             1,319

CASH, beginning of period......................................                      2,271             2,880
                                                                           ---------------- -----------------

CASH, end of period............................................                     $9,204           $ 4,199
                                                                           ================ =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest......................................................                       6,132             1,524

Non-cash Investing and Financing Activities:
Non-cash dividends and accretion on preferred stock...........                      12,381             1,709

Equipment purchased under capital leases......................                         143               389

DETAILS OF ACQUISITION
Tangible assets acquired......................................                     133,689             3,021
Intangible assets acquired....................................                     104,478                 -
Notes receivable extinquished.................................                           -           (1,250)
Estimated accruals and liabilities assumed....................                    (70,861)                 -
Accrued acquisition costs.....................................                     (4,100)                 -
                                                                           ---------------- -----------------
Cash paid for acquisition.....................................                     163,206             1,771
                                                                           ---------------- -----------------
Less cash acquired............................................                       5,373                 -
                                                                           ---------------- -----------------

Net cash paid for acquisition.................................                    $157,833           $ 1,771
                                                                           ================ =================

The accompanying notes are an integral part of these consolidated financial statements.



                        NEW WORLD RESTAURANT GROUP, INC.


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at October 2, 2001 and September 24, 2000 and the results of its operations and its cash flows for the year to date periods then ended. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the year to date period ended October 2, 2001 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

2. Change in Fiscal Year

Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition (as defined in Note 3), for fiscal 2001, the Company elected to change its fiscal year end to the Tuesday closest to December 31. The Company will continue to report on a 52-53 week fiscal year basis, consisting of four 13-week quarters. All future fiscal quarters will end on a Tuesday as well. This change was effective for the Company's quarter which was originally scheduled to end July 1, 2001 and which, as a result of the change, was extended by two days and ended on July 3, 2001.

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

In connection with the Einstein Acquisition, the Company incurred approximately $18,130,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $167,305,373 is being allocated based on the preliminary estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:


Assets acquired:
Current assets                                                   $17,097,798
Plant Property & Equipment                                       116,590,972
Trademarks and other intangible assets                           104,478,086

Liabilities assumed:
Current liabilities                                               51,731,135
Long term liabilities                                             19,130,348
                                                         --------------------

Total purchase price                                            $167,305,373
                                                         ====================




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

Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $30,000,000 as of the acquisition date. The accompanying balance sheet as of October 2, 2001 reflects approximately $9,751,000 as due from the Einstein Bankruptcy Estate. This amount is based upon the Company's preliminary estimate of Assumed Current Liabilities as of the acquisition date, net of certain payments of approximately $2,400,000 received from the Einstein Bankruptcy Estate through the date of these financial statements.

The following unaudited pro forma consolidated statements of operations data for the year to date periods ended October 2, 2001 and September 24, 2000, give effect to the Einstein Acquisition as if it had occurred as of the beginning of each period reported. All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments and the financings necessary to complete the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place as of the beginning of each period reported, and may not be indicative of future operating results.

                                                                    Pro Forma
                                                              For the Year to Date
                                                                  Period Ended
                                                  ---------------------------------------------
                                                     (In thousands, except per share data)


                                                     September 24, 2000      October 2, 2001
                                                     ------------------      ---------------
Revenues                                                   $318,096            $305,757
                                                           ========            ========
Loss before extraordinary items                            ($18,490)           ($41,518)
                                                           ========            ========
Net (loss)                                                 ($18,490)           ($41,518)
                                                           ========            ========
Net (loss) available to common stockholders                ($26,873)           ($52,457)
                                                           ========            ========
Earnings per share - Basic                                   ($2.29)             ($3.20)
                                                             ======              ======


In June 2001, as a result of the Einstein acquisition, the Company recorded approximately $6.7 million as an integration and reorganization charge. This amount includes an impairment charge of approximately $4.0 million associated with the planned disposal of certain existing facilities as part of the integration of similar facilities acquired in the Einstein acquisition. Such impairment was estimated in accordance with the provisions of FAS 121. Also, as part of the integration process, a charge of approximately $2.7 million was recorded in connection with organizational restructuring. Further charges may be required in the integration process, which the Company expects to complete within the next 12 months.

4. Senior Notes

The Company consummated a private placement of 140,000 units consisting of $140 million of senior secured increasing rate notes (the "$140 Million Facility") and 140,000 Common Stock purchase warrants. The $140 million Facility was placed through Jefferies & Company, Inc. ("Jefferies"). The notes under the $140
Million Facility, the terms of which are governed by a certain Indenture (the "Indenture") dated as of June 19, 2001, by and among the Company, Jefferies and the United States Trust Company of New York ("U.S. Trust"), mature on June 15, 2003 and bear interest at an initial annual rate of 13%, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum rate of 18%. The Company commenced quarterly interest payments on September 15, 2001. The Company may redeem all or a portion of the notes at any time for their face value plus accrued and unpaid interest. If there is a Change in Control (as such term is defined in the Indenture) of the Company, the holders of the notes will have the right to require the Company to repurchase the notes at a price equal to 101% of the face amount plus accrued and unpaid interest. The notes are secured by a security interest in all of the Company's assets and the assets of the Company's subsidiaries (other than the assets of an unrestricted subsidiary ("Bondco") holding the Einstein Bonds (as defined below)). The Indenture also contains certain restrictive covenants. The proceeds were $128,450,000. The debt discount aggregating $11,550,000 is being amortized over the term of the notes (2 years) using the effective interest method.

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

5. Bridge Loan

The Company also obtained a $35 million asset-based secured loan due June 15, 2002 to a wholly-owned unrestricted subsidiary of the Company. The aggregate proceeds were $33,250,000. The debt discount aggregating $1,750,000 is being amortized over the term of the loan (1 year) using the effective interest method. Pursuant to the terms of a certain Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, Bondco and Jefferies (the "Purchase and Security Agreement"), Bondco sold $35 million aggregate principal amount of secured increasing rate notes. The notes are secured by $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp.(the "Einstein Bonds"). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by
 .35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at Bondco's option. The Purchase and Security Agreement provides for a mandatory pre-payment of the notes upon a change of control of the Company which requires the Company to pay 101% of the principal amount thereof plus accrued and unpaid interest thereon. Bondco is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. However, to the extent that the proceeds received by Bondco from the Einstein bankruptcy are insufficient to repay these notes, the holders of the notes will have the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 5% of the fully-diluted shares of common stock of the Company. If the amount of such deficiency is greater than or equal to $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 10% of the fully-diluted shares of common stock of the Company.

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

On January 22, 2001 BET Associates L.P.("BET") and Brookwood New World Investors, LLC ("Brookwood") entered into an Exchange Agreement with the Company, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company at an exercise price of $0.01 per share. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted common stock of the Company (excepting certain options and warrants). The fair value of the warrants at the date of grant of $4,970,088 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The difference in the fair value of securities exchanged of $1,171,806 was charged to accumulated deficit.

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

In connection with the sale of the June 2001 Series F Preferred Stock, the Company sold warrants to purchase 21,153,934 shares of the Company's common stock at a price per share of $.01 (subject to adjustment as provided in the warrant agreement) pursuant to the Second Purchase and Third Purchase Agreement. The warrants have a term of five years and further provide that they would be exercisable for additional shares under certain events, as set forth in the warrant agreement. The fair value of the warrants at the date of grant in the amount of $21,174,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. Due to insufficient authorized common stock available to settle certain warrants, the Company initially classified such warrants as well as certain warrants to purchase 5,088,398 shares of the Company's common stock issued in connection with the January and March 2001 financings as temporary equity in the balance sheet. Pursuant to a vote held at a special meeting of the Company's shareholders on September 20, 2001, the authorized shares of the Company's common stock was increased to 150,000,000 shares, an amount sufficient to provide for the exercise of the above warrants. Consequently, the fair value of the warrants previously included in temporary equity has been reclassified to additional paid in capital in the accompanying balance sheet as of October 2, 2001.


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

The holders of warrants issued in connection with Series F Preferred Stock issued prior to March 31, 2001 may be entitled to purchase additional shares of Common Stock as the result of the warrants to purchase 13,720,000 shares of Common Stock issued in connection with the $140 Million Facility and have agreed that such warrants may not be issuable if such Series F Preferred Stock is redeemed for cash not later than June 19, 2002.

In connection with the issuance of the Series F Preferred shares, the Company incurred approximately $2.6 million of issuance costs. Such amount was recorded as a reduction in the carrying amount of the Series F Preferred shares and is being accreted over 3 years to the earliest fixed redemption date.

7. Greenlight New World, LLC

On January 17, 2001, the Company entered into a Bond Purchase Agreement (the "Bond Purchase Agreement") with Greenlight. Pursuant to the Bond Purchase Agreement, Greenlight formed a limited liability company Greenlight New World, LLC ("GNW") and funded same with $10 million to be utilized for the purchase of Einstein Bonds. The company is the exclusive manager of GNW. Accordingly, the Company has consolidated GNW since its inception. The Bond Purchase Agreement provided Greenlight with a secure interest in GNW and a right for repayment of its investment with a guaranteed accretion of 15% per year within two years. In connection with the Bond Purchase Agreement, the Company issued Greenlight five year warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The fair value of the warrants at the date of grant of $3,230,500 was recorded as a reduction in minority interest and is being accreted over a two-year period to the earliest redemption date. In addition, warrants for an additional 1.5% of the fully diluted common stock of the Company shall be issued at such time as the Series F Stock is redeemed.

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

In connection with the letter agreement, Greenlight gave up its secured interest in the bonds. Accordingly, the Contribution Amount that was previously classified as minority interest is currently classified as long term liability. In addition, the 15% investment return due to Greenlight is included as interest expense in the accompanying income statement.

8. Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of October 2, 2001 had been exercised, but not included in the calculation of diluted loss per share as such shares are antidilutive:

Warrants
                     57,465,456
Options               6,329,099
                ----------------
Total                63,794,555
                ================

9. Investment in Debt Securities

Investment in debt securities are reported at realizable value. During the period ended July 3, 2001, the Company determined that a permanent decline of $5,000,000 in fair value had occurred. Accordingly, the Company recorded such amount as an investment impairment.

10. Accrued Expenses

As of October 2, 2001, accrued expenses consist of the following:


Compensation and employee benefits                      $10,284
Accrued taxes                                             4,111
Accrued interest                                          2,685
Acquisition related expenses                              2,203
Utilities                                                 2,198
Reorganization and integration                            2,783
Other                                                    16,693
                                                    ------------
                                                        $40,957
                                                    ============


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

12. Contingencies

Our Common Stock is currently traded on the NASDAQ National Market and is quoted on the NASDAQ National Market under the symbol "NWCI". Continuation of listing on the NASDAQ National Market is subject to continued compliance with the requirements imposed by NASDAQ. If our Common Stock is no longer listed on the NASDAQ National Market, the liquidity of our Common Stock would be adversely affected. The staff of NASDAQ has issued a staff determination delisting our Common Stock from the NASDAQ National Market. According to the NASDAQ staff, the Company violated Marketplace Rule 4350(i)(I)(C)(ii)(b) - issuing more than twenty (20%) percent of its Common Stock in connection with an acquisition and marketplace and Marketplace Rule 4350(i)(I)(D)(ii) - issuing more than twenty (20%) percent of its Common Stock below market or book value - in each case without prior stockholder approval. Based on the nature of such violations, the NASDAQ staff also raised a Public Interest Concern under Marketplace Rule 4330
(a)(3). The Company appealed this determination before an appeal panel with NASDAQ. On or about October 30, 2001, the appeal panel determined that the Company could continue to list its securities on the NASDAQ National Market provided that the Company satisfy the following conditions:

1. On or before November 19, 2001, the Company must provide documentation to NASDAQ evidencing that the potential common share issuances (and voting interests associated with the issuances) in relation to the acquisition of Einstein have been reduced to less than twenty (20%) percent of the total shares outstanding on a pre-transaction basis, or 3,079,425 common shares, which constitutes 19.99% of the 15,404,828 total common shares outstanding as of November 30, 2000.

2. In addition, on or before November 19, 2001, the Company must provide documentation to NASDAQ evidencing the formation of a compliance committee. The documentation must include a charter, including the purpose and obligations of the compliance committee, and a biography for every member of the committee.

3. On or about November 19, 2001, the Company must file its report on Form 10-Q for the quarter ended October 3, 2001, which shall set forth shareholder's equity of at least $10,000,000 and/or net tangible assets of at least $4,000,000.

     The appeal panel also reserves the right to modify, alter or extend the terms of this exception subsequent to a review of the Company's reported financial results for the quarter ended October 3, 2001. The panel indicated that if the Company is able to satisfy the terms as set forth above, the Company would avoid delisting and mitigate the Public Interest Concerns raised by the Nasdaq staff and appeal panel. The failure to comply with the such terms could result in a delisting determination which would have a public interest component. The Company is presently attempting to satisfy these conditions. However, there can be no assurance that the Company will satisfy these conditions nor maintain its listing on the NASDAQ National Market. The failure to maintain its listing on the NASDAQ National Market or another national or regional exchange, would have a material adverse effect on the liquidity and trading market for our Common Stock, which in turn may have an adverse effect on the price of our Common Stock.

13. Noncash Charge in Connection with Realization of Assets.

In the second quarter of 2001, the Company recorded an asset impairment of approximately $2.8 million in accordance with FAS 121. Such impairment was required to write down the net book value of certain assets held for resale to their fair value.

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


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New World Restaurant Group, Inc. is a leading company in the "quick casual" sandwich industry and the largest company in the bagel bakery industry.. The Company operates stores primarily under the Einstein Bros. and Noah's NY Bagel brands and primarily franchises stores under the Manhattan Bagel and Chesapeake Bagel Bakery brands. The Company acquired the assets of Einstein/Noah Bagel Corp. on June 19, 2001. As of October 2, 2001 the Company's retail system consists of 494 company-owned stores and 294 franchised and licensed stores.

The Company has four bagel dough production facilities, two cream cheese production facilities and one coffee roasting plant. These products are currently distributed to our company-operated stores, and sold to our franchised and licensed stores, as well as to supermarket and non-traditional outlets.

The Company is focused on efforts to realize cost savings through integrating our existing operation with those acquired in the Einstein Acquisition. The integration will involve consolidating production, purchasing, and distribution, and eliminating redundant overhead and administrative costs. The Company plans to leverage its brand names, and production facilities through franchising, licensing and company store growth. Franchising will allow the Company to expand its presence in existing markets and enter new markets with a lower capital requirement than would be required for growth through Company-operated stores. The Company also intends to expand through licensing its brands for non-traditional locations such as universities, airports, hotels and airlines. The Company is a Delaware corporation and was organized in November 1992.


Results of Operations

Fiscal Quarter Ended October 2, 2001 Compared to Fiscal Quarter Ended September 24, 2000

     Revenues. Total revenues increased 640.6% to $100.4 million for the fiscal quarter ended October 2, 2001 from $13.6 million for the comparable 2000 period. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's NY Bagel brands acquired in June 2001. Retail sales increased 1986.5% to $92.5 million or 92.1% of total revenues for the fiscal quarter ended October 2, 2001 from $4.4 million or 32.7% of total revenues for the comparable 2000 period. The increase was attributable to addition of 458 company-owned stores that were acquired as a result of the Einstein Acquisition in June 2001. Manufacturing revenues decreased 7.5% to $6.5 million or 6.5% of total revenues for the fiscal quarter ended October 2, 2001 from $7.0 million or 51.8% of total revenues for the comparable 2000 period. The decrease in manufacturing revenues was primarily the result of the Company's decision to outsource its low-margin distribution business (which had been included in manufacturing revenues in the 2000 period). Franchise related revenues decreased 31.6% to $1.4 million or 1.4% of total revenues for the fiscal quarter ended October 2, 2001 from $2.1 million or 15.5% of total revenues for the comparable 2000 period. The decrease in franchise related revenues reflects a lower store base in the fiscal quarter ended October 2, 2001, in part resulting from Management's decision to terminate certain franchisees whose operations did not comply with the Company's policies.

Costs and Expenses.

Cost of Sales as a percentage of related manufacturing and retail sales decreased to 83.5% for the fiscal quarter ended October 2, 2001 from 83.7% for the comparable 2000 period. The decline reflects the Company's decision to outsource its low-margin distribution business, which was offset, in part, by margin differentials associated with changes in the Company's sales mix.

General and administrative expenses increased to $7.6 million for the fiscal quarter ended October 2, 2001 from $1.7 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition. General and administrative expenses expressed as a percentage of total revenues declined to 7.6% of total revenues for the fiscal quarter ended October 2, 2001 from 12.4% of total revenues for the comparable 2000 period. The decline is the result of the higher revenue base during the 2001 quarter.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $10.2 milliion or 10.1% of total revenues for the fiscal quarter ended October 2, 2001 from $2.3 million or 16.9% of total revenues for the comparable 2000 period. The increase was primarily the result of the increase in gross margin approximating $13.8 million which was offset by a corresponding increase in general and administrative expenses of approximately $6.0 million.

Depreciation and amortization expenses increased to $5.6 million or 5.6% of total revenues for the fiscal quarter ended October 2, 2001 from $0.7 million or 5.0% of total revenues for the comparable 2000 period. The increase was primarily attributable to depreciation on company-owned stores acquired during 2000 and depreciation on assets acquired pursuant to the Einstein Acquisition.

Interest expense, net for the fiscal quarter ended October 2, 2001 increased to $11.7 million, or 11.6% of total revenues from $0.4 million or 3.3% of total revenues for the comparable 2000 period. The increase was primarily the result of interest and related borrowing costs incurred on debt associated with the Einstein Acquisition.

Net Income/(Loss).

Net loss for the fiscal quarter ended October 2, 2001 was $7.1 million compared to net income of $3.1 million for the comparable 2000 period. The decrease in net income is primarily the result of increases in general and administrative expenses of $6.0 million, depreciation of $5.0 million and additional borrowing costs associated with the Einstein Acquistion totaling $11.2 Million which were offset in part by a $13.8 Million increase in gross margin predominantly attributable to store operations resulting from the Einstein Acquisition and a decline of approximately $2.0 million in income tax benefit realized for the 2000 period.


Results of Operations

Year to Date Period Ended October 2, 2001 Compared to Year to Date Period Ended September 24, 2000

Revenues. Total revenues increased 314.1% to $136.2 million for the year to date period ended October 2, 2001 from $32.9 million for the comparable 2000 period. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's NY Bagel brands acquired in June 2001. Retail sales increased 1404.4% to $114.3 million or 83.9% of total revenues for the year to date period ended October 2, 2001 from $7.6 million or 23.1% of total revenues for the comparable 2000 period. The increase was attributable to the addition of 458 company-owned stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues decreased 11.7% to $17.4 million or 12.8% of total revenues for the year to date period ended October 2, 2001 from $19.7 million or 59.9% of total revenues for the comparable 2000 period. The decrease in manufacturing revenues was primarily the result of the Company's decision to outsource its low-margin distribution business (which had been included in manufacturing revenues in the 2000 period). In addition, the Company experienced extreme weather in its core markets during the first quarter of 2001, also having a negative impact on manufacturing revenues. Franchise related revenues decreased 19.2% to $4.5 million or 3.3% of total revenues for the year to date period ended October 2, 2001 from $5.6 million or 17.0% of total revenues for the comparable 2000 period. The decrease in franchise related revenues was partially attributable to extreme weather conditions experienced during the year to date period ended October 2, 2001 in the Company's core markets. In addition, the decline reflects a lower store base in the year to date period ended October 2, 2001, in part, resulting from Management's decision to terminate certain franchisees whose operations did not comply with the Company's policies.

Costs and Expenses.

Cost of Sales as a percentage of related manufacturing and retail sales increased to 83.5% for the year to date period ended October 2, 2001 from 81.4% for the comparable 2000 period. The increase primarily resulted from a shift in sales mix towards retail store revenues.

General and administrative expenses increased to $12.0 million for the year to date period ended October 2, 2001 from $4.9 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition. General and administrative expenses expressed as a percentage of total revenues declined to 8.9% of total revenues for the year to date period ended October 2, 2001 from 14.8% of total revenues for the comparable 2000 period. The decline is the result of the higher revenue base during the 2001 year to date period.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $14.1 milliion or 10.4% of total revenues for the year to date period ended October 2, 2001 from $5.8 million or 17.7% of total revenues for the comparable 2000 period. The increase was primarily the result of the increase in gross margin approximating $15.5 million which was offset by a corresponding increase in general and administrative expenses of approximately $7.2 million.

Depreciation and amortization expenses increased to $8.0 million or 5.8% of total revenues for the year to date period ended October 2, 2001 from $1.8 million or 5.6% of total revenues for the comparable 2000 period. The increase was primarily attributable to depreciation on company-owned stores acquired during 2000 and depreciation on assets acquired in the Einstein Acquisition.

Provision for integration and reorganization costs was $6.7 million or 4.9% of total revenues for the year to date period ended October 2, 2001. There was no such charge for the comparable 2000 period. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

Noncash charge in connection with the realization of assets was $2.8 million or 2.1% of total revenues for the year to date period ended October 2, 2001. There was no such charge for the comparable 2000 period. The charge resulted from management's evaluation of long-lived assets in accordance with FAS 121.

Interest expense, net for the year to date period ended October 2, 2001 increased to $15.2 million, or 11.2% of total revenues from $1.4 million or 4.2% of total revenues for the comparable 2000 period. The increase was primarily the result of interest and related borrowing costs incurred on debt associated with the Einstein Acquisition.

Permanent impairment in the value of investments was $5.0 million, or 3.7% of total revenues for the year to date period ended October 2, 2001. There was no such charge in the comparable 2000 period. The charge reflects Management's estimate of the proceeds the Company will receive from the bankruptcy estate of Einstein Noah Bagel Corp. on account of its investment in certain debentures of Einstein Noah Bagel Corp.

Provision for income taxes increased to $0.2 million or 0.1% of total revenues for the year to date period ended October 2, 2001 from $0 for the comparable 2000 period. The increase was attributable to certain deferred tax benefits recognized in the 2000 period relating to the recognition of deferred tax assets.

Minority interest was $1.6 million or 1.2% or total revenues for the year to date period ended October 2, 2001. This charge is attributable to accretion of the value assigned to warrants and the investment return to investors in Greenlight New World, L.L.C.

Net Income/(Loss).

Net loss for the year to date period ended October 2, 2001 was $25.0 million compared to net income of $4.5 million for the comparable 2000 period. The decrease in net income is primarily a result of the noncash charges for impairment in the value of investments, store closing and reorganization costs, and the noncash charge in connection with the realization of assets as well as the allocation of earnings to the minority interest which were offset in part by improved operating income derived from company store operations as the result of the Einstein Acquisition.

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

     At October 2, 2001 the Company had a working capital deficit of $19.0 million compared to a working capital surplus of $16.5 million at December 31, 2000. The decline results from additional liabilities assumed and debt incurred in connection with the Einstein Acquisition.

     The Company had net cash provided by operating activities of $3.5 million for the year to date period ended October 2, 2001 compared with net cash provided by operating activities of $4.4 million for the comparable 2000 period. The decrease in cash provided by operating activities was attributable to changes in operating assets and liabilities which were related to the Einstein Acquistion.

     The Company had net cash used in investing activities of $195.0 million for the year to date period ended October 2, 2001 compared with net cash used in investing activities of $21.3 million for the comparable 2000 period. The increase in cash used in investing activities was attributable to the Company's investment in debt securities and the Einstein Acquisition.

     The Company had net cash provided by financing activities of $198.5 million for the year to date period ended October 2, 2001 compared with net cash provided by financing activities of $18.2 million for the comparable 2000 period. The increase in cash provided by financing activities relates to the issuance of preferred stock, proceeds from sale of an interest in an affiliated entity and proceeds from borrowings in connection with the Einstein Acquisition during 2001.

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


                           PART II - OTHER INFORMATION
                        NEW WORLD RESTAURANT GROUP, INC.
                                 OCTOBER 2, 2001

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

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     A stockholders' meeting was held on September 20, 2001 to consider and act on the following

     1. To consider and vote upon a proposed amendment to our Certificate of Incorporation to increase the authorized Common Stock from 50,000,000 shares to 150,000,000 shares.

     2. To consider and vote upon a proposed amendment to our Certificate of Incorporation to change our name to New World Restaurant Group, Inc.

     3. To consider and vote upon a proposed amendment to our Certificate of Incorporation to increase the maximum number of directors from nine (9) to ten
(10).

     4. To approve the issuance of warrants to purchase an aggregate of 13,720,000 shares of our Common Stock in connection with the sale of senior secured increasing rate promissory notes and warrants to purchase an aggregate of 42,950,564 shares of our Common Stock in connection with the sale of Series F Preferred Stock, and the issuance of the underlying Common Stock for purposes of the NASDAQ National Market listing of our Common Stock.


The first three items were approved at the meeting held on September 20, 2001 and the last item was approved at an adjourned session of the stockholders' meeting held on October 10,2001

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

     None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   New World Restaurant Group, Inc.

Date: November 16, 2001            By: /s/ R. Ramin Kamfar
                                       -------------------
                                       R. Ramin Kamfar
                                       Chairman



Date: November 16, 2001            By: /s/ Jerold E. Novack
                                       --------------------
                                       Jerold E. Novack
                                       Chief Financial Officer