Form 10-Q/A
period 2001-04-01
NEW WORLD RESTAURANT GROUP INC
filed 2002-05-31
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27148

                        NEW WORLD RESTAURANT GROUP, INC.
              (formerly, New World Coffee - Manhattan Bagel, Inc.)

             (Exact name of registrant as specified in its charter)

           Delaware                               13-3690261
(State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)              Identification No.)

                  246 INDUSTRIAL WAY WEST, EATONTOWN, NJ 07724
               (Address of Principal Executive Offices) (Zip Code)

                                 (732) 544-0155
              (Registrant `s telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Number of shares of common stock,  $.001 par value per share,  outstanding:
As of May 8, 2001: 16,443,447

                     NEW WORLD COFFEE - MANHATAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  April 1, 2001

                                                                            Page
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated Balanced Sheets as of April 1, 2001 and
          December 31, 2000....................................................3

     Condensed Consolidated  Statements of Operations for the three months ended April 1, 2001 and March 26, 2000...............................4

     Condensed Consolidated  Statements of Cash Flows for the three months ended April 1, 2001 and March 26, 2000...............................5

     Notes to Consolidated Financial Statements................................6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months ended April 1, 2001...9

PART II:   OTHER INFORMATION..................................................12

           SIGNATURES.........................................................12

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     April 1, 2001  December 31,
                                                      (Unaudited)      2000
                                                     -------------  ------------
                                                       (Revised)
ASSETS
Current Assets:
  Cash and cash equivalents........................  $ 4,227,062    $ 2,271,107
  Franchise and other receivables, net.............    3,465,456      3,067,765
  Current maturities of notes receivables..........      676,768        676,768
  Inventories......................................    1,608,166      1,436,124
  Prepaid expenses and other current assets........      653,417        621,030
    Deferred income taxes - current portion........      500,000        500,000
    Investment in debt securities..................   39,961,233     13,888,784
    Assets held for resale.........................    4,911,243      5,141,491
                                                     ------------   ------------
      Total current assets.........................   56,003,345     27,603,069

Property, plant and equipment, net.................    6,600,048      6,969,731
Notes and other receivables, net...................      971,640      1,221,861
Trademarks, net....................................   15,594,013     15,724,086
Goodwill, net......................................    2,300,561      2,325,959
Deferred income taxes..............................    8,933,740      9,100,178
Deposits and other assets..........................    3,131,813      2,753,470
                                                     ------------   ------------
      Total Assets.................................  $93,535,160    $65,698,354
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable.................................  $ 1,717,058    $ 2,708,398
  Accrued expenses.................................    1,972,830      3,730,501
  Current portion of long-term debt................    4,885,155      4,422,522
  Current portion of obligations under
     capital leases................................      218,858        199,887
  Other current liabilities........................       23,275         14,190
                                                     ------------   ------------
     Total current liabilities.....................    8,817,176     11,075,498

Long-term debt.....................................   10,177,288     13,689,957
Obligations under capital leases...................      224,618        362,896
Other liabilities..................................    1,535,565      1,828,641
                                                     ------------   ------------
     Total Liabilities.............................   20,754,647     26,956,992

Series D Preferred Stock, $.001 par value;
     25,000 shares                                          --       12,008,314
Series F Preferred Stock, $.001 par value;
     65,000 shares authorized; 42,564 and
     0 shares issued and outstanding...............   29,294,267            --
Minority interest..................................    6,645,844            --

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000
     shares authorized; 0 issued and outstanding
     Series A convertible preferred stock, $.001
     par value; 400 shares authorized; 0 shares
     issued and outstanding.......................
  Series B convertible preferred stock, $.001
     par value; 225 shares authorized, 0 shares
     outstanding..................................
  Series C convertible preferred stock, $.001
     par value; 500,000 shares authorized,
     0 shares outstanding.........................
  Common stock, $.001 par value; 50,000,000 shares        16,123         15,405
     Authorized; 16,122,691 and 15,404,828
     shares issued and outstanding................
  Additional paid-in capital......................    59,571,483     45,180,828
  Accumulated deficit.............................   (22,747,204)   (18,463,185)
                                                     ------------   ------------
     Total stockholders' equity...................    36,840,402     26,733,048
                                                     ------------   ------------
     Total liabilities and stockholders' equity...   $93,535,160    $65,698,354
                                                     =============  ============

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FIRST QUARTER ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                   (UNAUDITED)

                                                 April 1, 2001    March 26, 2000
                                                 -------------    --------------
                                                  (Revised)
Revenues:

  Manufacturing revenues.......................  $  5,149,755      $  6,150,638
  Franchise related revenues...................     1,653,352         1,774,944
  Retail sales.................................     3,672,075         1,220,500
                                                 -------------     -------------
    Total revenues.............................    10,475,182         9,146,082

  Cost of sales................................     7,366,535         5,860,051
  General and administrative expenses..........     2,209,167         1,585,173
  Depreciation and amortization................       786,695           571,915
                                                  ------------     -------------
    Income from operations.....................       112,785         1,128,943

Interest expense, net..........................       444,053           478,178
Gain from sale of investments..................       240,601                --
                                                  ------------     -------------
Income (loss) before income taxes and
     minority interest.........................       (90,667)          650,765

Provision for income taxes.....................       166,438

Minority interest..............................       723,385
                                                  ------------     -------------
Net (loss) income..............................      (980,490)          650,765

Dividends and accretion on preferred stock.....     3,316,559                --
                                                  ------------     -------------
Net (loss) income available to common
     stockholders..............................   ($4,297,049)         $650,765
                                                  =============    =============
Net (loss) income per common share - Basic.....   ($      .27)             $.06
                                                  =============    =============
Net (loss) income per common share - Diluted...   ($      .27)             $.06
                                                  =============    =============
Weighted average number of common shares outstanding:

  Basic........................................     15,896,836       11,386,777
                                                  =============    =============
  Diluted......................................     15,896,836       11,684,286
                                                  =============    =============

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FIRST QUARTER ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                   (UNAUDITED)

                                                 April 1, 2001    March 26, 2000
                                                 -------------    --------------
                                                  (Revised)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income...................................  ($   980,490)     $    650,765
  Adjustments to reconcile net income to
     net cash used in operating activities:
     Depreciation and amortization.............       786,695           571,915
     Minority interest.........................       723,385                --
     Gain on sale of debt securities...........      (240,601)               --
     Stock issued as compensation..............       506,763                --
     Deferred income tax asset.................       166,438                --
  Increase/(decrease) in cash as a result
     of changes in operating assets and
     liabilities:
     Receivables...............................      (397,691)         (271,807)
     Inventories...............................      (172,042)         (198,435)
     Prepaid expenses..........................       (32,387)            3,580
     Deposits and other assets.................       246,039             2,785
     Receipts of notes receivable..............       260,036            84,745
     Additions to notes receivable.............        (9,815)
     Accounts payable..........................      (991,340)           44,415
     Accrued expenses..........................      (832,569)         (424,302)
     Other liabilities.........................      (159,629)         (110,302)
                                                 --------------    -------------
       Net cash provided by/(used in)
          operating activities.................    (1,127,208)          353,359
                                                 --------------    -------------
 SH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................       (31,293)         (101,975)
  Addition to assets held for resale...........            --           (15,437)
  Deferred acquisition costs...................      (624,382)               --
  Investment in debt securities................   (28,911,364)               --
  Proceeds from the sale of debt
     securities................................     3,884,994                --
                                                 --------------    -------------
       Net cash provided by/(used in)
          investing activities.................   (25,682,045)         (117,412)
                                                 --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net.........    23,755,148           161,999
  Minority owners' capital contributions
     to affiliated entity......................     9,165,989
  Payment of liabilities in connection
     with acquired assets......................      (986,586)         (787,833)
  Repayments of capital leases.................      (119,307)         (120,842)
  Repayment of notes payable...................    (3,050,036)          (18,235)
                                                 --------------    -------------
       Net cash provided by/(used in)
          financing activities.................    28,765,208          (764,911)
                                                 --------------    -------------
       Net increase /(decrease) in cash........     1,955,955          (528,964)

CASH, beginning of period......................     2,271,107         2,880,342
                                                 --------------    -------------
CASH, end of period............................  $  4,227,062      $  2,351,378
                                                 ==============    =============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the period for:
       Interest................................       683,789           857,921
                                                 ==============    =============

Non-cash Investing and Financing Activities:
  Non-cash Dividends and accretion on
     preferred stock...........................     3,316,559
                                                 ==============    =============
  Stock issued to extinguish liabilities.......        62,878
                                                 ==============    =============
 Stock issued in exchange for debt securities..       805,478
                                                 ==============    =============

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at April 1, 2001 and March 26, 2000 and the results of its operations and its cash flows for the three-month periods then ended. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended April 1, 2001 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

2. Revised Financial Statements (Original Amendment). As of April 1, 2001, the Company accounted for the accretion of the warrant issued based on the Bond Purchase Agreement (the Bond Purchase Agreement) with Green Light Capital, L.P., Green Light Capital Qualified, L.P and Green Light Capital Offshore Ltd. (see Footnote 4) as a charge to retained earnings instead of operations. In addition, accretion of issuance costs, as well as other provisions provided by the Bond Purchase Agreement, were not initially reflected in the Company's financial statements. The amended financial statements reflect these charges.

The result of these changes has been that net income for the three months ended April 1, 2001 has been decreased to ($473,727) from $249,658; Basic Income Per Share has been decreased to ($0.25) from ($0.22); and Diluted Income Per Share has been decreased to ($0.25) from ($0.22).

3. Revised Financial Statements (Second Amendment). In previously filed Revised Financial Statements (See Note 2), the Company failed to account for the issuance of 717,863 shares of its common stock that were issued during the quarter ended April 1, 2001. The amended financial statements reflect the issuance of these shares.

The result of these changes has been that net income for the three months ended April 1, 2001 has been decreased to ($980,490) from ($473,727), as previously reported; Basic Income Per Share has been decreased to ($0.27) from ($0.25), as previously reported; and Diluted Income Per Share has been decreased to ($0.27) from ($0.25), as previously reported.

4. Income (loss) Per Share. Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of April 1, 2001 had been exercised, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                    Warrants.................... 17,837,843
                    Options.....................  1,959,729
                    Total....................... 19,797,572

5. Investment in Debt Securities. Investments in debt securities are reported at fair value. Unrealized gains and losses from those securities, which are classified as available-for-sale are reported as unrealized holding gains and losses as a separate component of stockholders' equity. At April 1, 2000, the cost of debt securities approximate their fair value and, accordingly, no unrealized gain or loss has been recorded.

6. Recent developments. On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny III, L.P. (Halpern Denny) in exchange for the sum of $20 million. At such time the Company entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. The Series F Preferred Stock accrues dividends payable in shares of Series F Preferred Stock at the rate of 16% per annum for the first year, which rate increases semi-annually thereafter at the rate of 2% per annum. The Series F Preferred Stock, including accrued dividends, is redeemable at such time as there is a combination between the Company and Einstein or three years from the date of issue, whichever is sooner. If a redemption takes place prior to the end of such three-year period, the Company is entitled to redeem the Series F Preferred Stock by issuing subordinated senior notes (the Notes) to the holder of the Series F Preferred Stock. The Notes would bear interest at a rate comparable to the dividend rate under the Series F Preferred Stock and are due and payable three years from the date of the initial issuance of the Series F Preferred Stock (January 22, 2004). In connection with the Series F Purchase Agreement, the Company issued Halpern Denny a warrant to purchase 8,484,112 shares of the Company's common stock at an exercise price of $0.01 per share. The fair value of the warrants at the date of grant was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The Series F Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of the Notes, if any), or until there is a combination between the Company and Einstein and a redemption of the Series F Preferred Stock, including delivery of the Notes (but not payment of the same), Halpern Denny shall receive additional warrants equal to 1.5% of the fully diluted common stock of the Company (excepting certain options and warrants) on January 22, 2002 and on each succeeding June 30 and December 31. This warrant has a term of five years. The warrant further provides that it would be exercisable for additional shares under certain events, as set forth in the warrant. The Certificate of Designation of the Series F Preferred Stock requires the vote or written consent by the holders of at least 67% of the then outstanding shares of the Series F Preferred Stock, voting together as a single class for certain events and transactions. Under the Certificate of Designation, the holders of Series F Preferred Stock, except as otherwise required under the laws of Delaware or as set forth in the Certificate of Designation, are not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Company.

BET and Brookwood had invested the sum of $15 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D Preferred Stock, which had a right to approve the creation of the Series F Preferred Stock. Therefore, the Company considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, the Company, BET and Brookwood entered into an Exchange Agreement, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. The closing of the exchange of Series F Preferred Stock for the Series D Preferred Stock took place on or about January 22, 2001. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company at an exercise price of $0.01 per share. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted common stock of the Company (excepting certain options and warrants). The fair value of the warrants at the date of grant was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The difference in the fair value of securities exchanged was charge to accumulated deficit. In connection with the Series F Purchase Agreement and the Exchange Agreement, the parties entered into an Amended and Restated Registration Rights Agreement. In addition, the parties entered into a Stockholders Agreement, which relates principally to the composition of the Board of Directors of the Company. The Stockholders Agreement also contains provisions giving Halpern Denny, BET and Brookwood certain rights of first refusal to provide financing and certain co-sale rights for the common stock they may purchase upon exercise of their warrants. Also in connection with the Series F Purchase Agreement and the Exchange Agreement, the Company amended its bylaws to provide (a) for a Board of Directors composed of nine members and
(b) to provide that any filing by the Company under the United States Bankruptcy Code shall require the approval of 75% of the full Board of Directors.

On or about January 17, 2001, the Company entered into the Bond Purchase Agreement (the Bond Purchase Agreement) with Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (the Greenlight Entities). Pursuant to the Bond Purchase Agreement, the Greenlight Entities formed a limited liability company (Bondco) and funded the same with $10 million for the purchase of Bonds. The Company is the exclusive manager of Bondco. Accordingly, the Company has consolidated Bondco since its inception. At such time as there is a combination of the Company with Einstein, Bondco may sell its Bonds and the Company will share in the profits or exclusively bear the losses in relation thereto, based upon an agreed to accretion in the Greenlight Entities' investment. Alternatively, Bondco may retain its Bonds or securities issued in lieu thereof or may sell the same to the Company in exchange for a newly created Class of Series E Preferred Stock. The Series E Preferred Stock provides for the payment of dividends at the rate of 15% per annum increasing by 2% each 6 months after the first year following the initial investment by the Greenlight Entities. These dividends are payable in Series E Preferred Stock. The Series E Preferred Stock, if issued, shall be redeemed three years from the date of the investment in Bondco by the Greenlight Entities. In connection with the Bond Purchase Agreement, the Company issued the Greenlight Entities warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The fair value of the warrants at the date of grant was recorded as a reduction of minority interest and is being accreted over the two year period to the earliest fixed redemption date. The Bond Purchase Agreement provides that for so long as there has not been a combination between the Company and Einstein, or there has been a combination but the Series E Preferred Stock was not issued to the Greenlight Entities, or the Series E Preferred Stock was issued but has not been redeemed, the Greenlight Entities shall receive additional warrants equal to 0.9375% of at the fully diluted common stock of the Company (excepting certain options and warrants) on January 17, 2002 and at the beginning of each succeeding three month period. This warrant has a term of five years. In addition, warrants for an additional 1.5% of the fully diluted common stock shall be issued at such time as the Series F Preferred Stock is redeemed. The Company and the Greenlight Entities entered into a registration rights agreement relating to the shares purchasable under the warrants.

On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement (the Second Purchase Agreement) with Halpern Denny, the Company also sold Halpern Denny warrants to purchase 2,121,028 shares of the Company's common stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant). The fair value of the warrants at the date of grant was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The rights, preferences and designations of the Series F Preferred Stock are set forth in an Amended Certificate of Designation, Rights and Preferences of Series F preferred Stock (the Amended Certificate of Designation) which are identical to the Series F Preferred Stock created in January 2001. In connection with the execution and delivery of the Second Purchase Agreement, BET Associates, L.P. (BET) and Brookwood New World Investors, LLC (Brookwood), each waived any preemptive rights they may have had to the issuance of additional shares of Series of Preferred Stock as provided for in the Second Purchase Agreement and consented to the filing of the Amended Certificate of Designation to increase the number of shares of Series F Preferred Stock the Company is authorized to issue to 73,000.

The Company used the proceeds from the initial financing by BET and Brookwood, and the financings with Halpern Denny and the Greenlight entities to purchase certain 7.25% subordinated convertible debentures due in June 2004 (the Bonds) of Einstein/Noah Bagel Corporation (Einstein).

In April 2001 the Company entered into an agreement with the Trustee of the Boston Chicken Plan Trust, the majority stockholder of Einstein, to support confirmation of the Plan of Reorganization (the Plan) filed by the Trustee in the Chapter 11 cases of ENBC and Einstein/Noah Bagel Partners, L.P. (ENBP), now pending in the United States Bankruptcy Court for the District of Arizona (the Court). Under the Plan, holders of ENBC's 7.25% Debentures due June 2004 shall be given the option of converting to equity in the reorganized ENBC or having their bonds reinstated through payment of all accrued interest and future compliance with the terms of the Indenture. In April 2001, the Company also entered into an agreement with one of the Trustee's proposed exit lenders for the Plan, to confirm New World's support for the Plan, pursuant to which New World would agreed to convert its Debentures to equity in reorganized ENBC. Under the conversion price and formula in the Plan, New World would receive approximately 3.9 million shares of reorganized ENBC's new common stock, which the Company anticipates would result in the Company becoming the largest stockholder in reorganized ENBC. There is no assurance that the Plan will be confirmed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the financial condition and business of the Company. The words estimate, plan, intend, believe, expect, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors which could cause the actual results, performance, and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating and franchising initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Form 10-KSB for its 2000 fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New World Coffee - Manhattan Bagel, Inc. is one of the largest franchisors of bagel bakeries and coffee bars in the United States. It operates and franchises bagel bakeries and coffee bars in 26 states throughout the United States and the District of Columbia. The first Company-owned New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, the Company acquired the stock of Manhattan Bagel, Company, Inc.
(MBC). On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery (CBB). At April 1, 2001, the Company's retail system consisted of approximately 337 stores, including 42 Company-owned and 295 franchised and licensed stores.

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

Commencing in August 2000, the Company acquired certain debentures of Einstein/Noah Bagel Corp. (ENBC), a company engaged in the retail bagel bakery business. ENBC has been operating under Chapter 11 of the Bankruptcy Code since April 2000. The Company and its affiliate New World - Greenlight, LLC have acquired in excess of $61,000,000 of face value of debentures, making the Company ENBC's largest creditor. As ENBC's largest creditor, the Company has been an active participant in ENBC's ongoing Bankruptcy proceedings.

On April 2, 2001, the Trustee (the Trustee) of the Boston Chicken Bankruptcy Plan Trust, as holder of a majority of the outstanding common stock of ENBC, filed a plan of reorganization (the Trustee Plan) with the Bankruptcy Court providing for reinstatement of all the obligations of ENBC and providing for an allocation of new common stock of ENBC to the holders of its old common stock, including the Trustee. The Company agreed to support the Trustee's Plan and committed, to the Trustee, and to the lead institution that had committed to provide exit financing to ENBC pursuant to the Trustee's Plan, that the Company would convert the debentures owned by it and its affiliate New World - Greenlight LLC into new common stock of reorganized ENBC in accordance with the Trustee's Plan.

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

The Company and Einstein Acquisition Corp. have received a highly confident letter from a nationally recognized investment banking firm with respect to financing necessary to consummate a transaction with ENBC. Bankruptcy Court proceedings are ongoing both with respect to the issue of confirmation of the Trustee's Plan and the bid for the assets of ENBC. There can be no assurance as to the outcome of such Bankruptcy Court proceedings.

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

General and administrative expenses increased to $2,209,167 for the fiscal quarter ended April 1, 2001 from $1,585,173 for the comparable 2000 period. The increase was primarily attributable to operational staff additions required in order to service the Company's additional company-owned stores. In addition, the fiscal quarter ended April 1, 2001 reflects a compensation charge of $506,763 representing stock issued on behalf of an officer of the Company. General and administrative expenses expressed as a percentage of total revenues increased to 21.1% of total revenues for the fiscal quarter ended April 1, 2001 from 17.3% of total revenues for the comparable 2000 period. The increase primarily relates to the above-noted compensation charge.

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

Net Loss.

Net Loss for the fiscal quarter ended April 1, 2001 was ($980,490) compared to net income of $650,765 for the comparable 2000 period. The decrease in net income is primarily a result of the decrease in margins resulting from a change in sales mix to lower margin retail sales, the compensation charge related to a restricted stock award on behalf of an officer of the Company, the increase in income tax expense recognized for the 2001 period and the allocation of earnings to the minority interest.

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

At April 1,  2001 the  Company  had a working  capital  surplus  of  $47,186,169 compared to a working capital surplus of $2,547,029 at March 26, 2000. This increase is primarily a result of the Company's investment in ENBC debt securities in exchange for the issuance of certain preferred stock.

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

                            New World Restaurant Group, Inc.
                            (formerly, New World Coffee - Manhattan Bagel, Inc.)


Date:  May 31, 2002        By: /s/ Anthony Wedo
                                ------------------------------
                                Anthony Wedo
                                Chief Executive Officer
                                (Principal Executive Officer and
                                Principal Accounting Officer)