Form 10-Q/A
period 2001-07-03
NEW WORLD RESTAURANT GROUP INC
filed 2002-05-31
CIK 949373

--------------------------------------------------------------------------------


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

                         Commission File Number 0-27148

                        New World Restaurant Group, Inc.
              (formerly, New World Coffee - Manhattan Bagel, Inc.)
             (Exact name of registrant as specified in its charter)

                Delaware                                3-3690261
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Number of shares of common stock, $.001 par value per share, outstanding: As of August 14, 2001: 17,457,970

--------------------------------------------------------------------------------

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  July 3, 2001


                                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of July 3, 2001
          and December 31, 2000 .............................................................. 3

          Condensed Consolidated Statements of Operations for the second quarter and year to date periods ended July 3, 2001 and June 25, 2000 ...................... 5

          Condensed Consolidated Statements of Cash Flows for the year to date periods ended July 3, 2001 and June 25, 2000 ....................................... 6

          Notes to Consolidated Financial Statements ......................................... 8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................................... 16

PART II:  OTHER INFORMATION ................................................................. 21

          SIGNATURES ........................................................................ 23



                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                 July 3, 2001    December 31,
                                                                 (Unaudited)        2000
                                                                 ------------    ------------
                                                                  (Revised)

ASSETS
Current Assets:
    Cash and cash equivalents................................    $  14,734       $  2,271
    Franchise and other receivables, net ....................        4,932          3,068
    Due from bankruptcy estate...............................       10,751             --
    Current maturities of notes receivables..................          668            677
    Inventories..............................................        9,732          1,436
    Prepaid expenses and other current assets................        4,464            621
    Deferred income taxes - current portion..................          500            500
    Investment in debt securities............................       34,156         13,889
    Assets held for resale...................................        2,089          5,141
                                                                 ----------      ---------

       Total current assets..................................       82,026         27,603

Property, plant and equipment, net...........................      121,195          6,970
Notes and other receivables, net.............................          958          1,222
Trademarks and recipes, net..................................       57,451         15,724
Goodwill, net ...............................................       51,957          2,326
Deferred income taxes........................................        8,934          9,100
Debt issuance costs and other assets.........................        8,301          2,754
                                                                 ----------      ---------

      Total Assets...........................................    $ 330,822       $ 65,699
                                                                 ==========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.........................................     $  20,982       $  2,708
   Accrued expenses.........................................        41,001          3,731
   Short term debt and current portion of long-term debt....        33,657          4,423
   Current portion of obligations under capital leases......           227            200
   Other current liabilities................................            35             14
                                                                        --             --
                                                                 ----------      ---------
      Total current liabilities.............................        95,902         11,076

Senior notes and other long-term debt ......................       113,589         13,690
Obligations under capital leases............................            73            363
Other liabilities...........................................        30,625          1,829
                                                                 ----------      ---------
      Total liabilities.....................................       240,189         26,958
                                                                 ==========      =========

Series D Preferred Stock, $.001 par value; 25,000 shares
   authorized; 0 and 16,216 shares
   issued and outstanding ..................................            --         12,008
Series F Preferred Stock, $.001 par value; 116,000 shares
   authorized; 69;393 and 0 shares
   issued and outstanding ..................................        35,015             --
Warrants issued in connection with Series F
   Preferred stock .........................................        23,693             --

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares
   authorized; 0 issued and outstanding ....................            --             --




                                                                 July 3, 2001    December 31,
                                                                 (Unaudited)        2000
                                                                 ------------    ------------
                                                                  (Revised)

Series A convertible preferred stock, $.001 par value;
   400 shares authorized; 0 shares
   issued and outstanding ..................................            --             --
Series B convertible preferred stock, $.001 par value;
   225 shares authorized, 0 shares
   outstanding .............................................            --             --
Series C convertible preferred stock, $.001 par value;
   500,000 shares authorized, 0 shares
   outstanding .............................................            --             --
Common stock, $.001 par value; 50,000,000 shares
   authorized; 16,668,447 and 15,404 shares
   issued and outstanding ..................................            17             15
Additional paid-in capital..................................        75,787         45,181
Accumulated deficit.........................................       (43,879)       (18,463)
                                                                 ----------      ---------

      Total stockholders' equity............................        31,925         26,733
                                                                 ----------      ---------
      Total liabilities and stockholders' equity............     $ 330,822       $ 65,699
                                                                 ==========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SECOND QUARTER ENDED JULY 3, 2001 AND JUNE 25, 2000
          AND YEAR TO DATE PERIODS ENDED JULY 3, 2001 AND JUNE 25, 2000
                                   (UNAUDITED)
     (In thousands, except earnings per share and related share information)



                                             Second Quarter Ended             Year to Date Ended
                                         ----------------------------    -----------------------------
                                              July 3,     June 25,           July 3,       June 25,
                                               2001         2000              2001           2000
                                         -------------  -------------   --------------  -------------
                                            (Revised)                       (Revised)

Revenues:
  Manufacturing revenues .............   $    5,734     $     6,525     $    10,884     $   12,675
  Franchise related revenues .........        1,414           1,702           3,068          3,477
  Retail sales .......................       18,084           1,941          21,756          3,162
                                         ------------   ------------    -------------   ------------
Total revenues .......................       25,232          10,168          35,708         19,314

  Cost of sales ......................       20,526           6,759          27,895         12,619
  General and administrative
  expenses ...........................        4,022           1,590           6,232          3,175
  Depreciation and amortization.......        1,538             587           2,324          1,159
                                         ------------   ------------    -------------   ------------
Income before provision for
  reorganization costs and
  noncash charges ....................         (854)          1,232            (743)         2,361
Provision for integration and
  reorganization costs ..............         4,391               -           4,391              -
Noncash charge in connection with
  realization of assets ..............        2,800               -           2,800              -
                                         ------------   ------------   -------------   ------------
Income (loss) from
  operations .........................       (8,045)          1,232          (7,934)         2,361

Interest expense, net ................        3,111             461           3,555            939
Gain from sale of investments.........            -               -             241              -
Permanent impairment in the value
  of investments .....................        5,806               -           5,806              -
                                         ------------   ------------    -------------   ------------
Income (loss) before income taxes
  and minority interest ..............      (16,962)            771         (17,054)         1,422

Provision for income taxes ...........            -               -             166              -

Minority interest ....................          855               -           1,578              -

Net (loss) income ....................      (17,817)            771         (18,798)         1,422

Dividends and accretion on
  preferred stock ....................        3,307               -           6,623              -
                                         ------------   ------------    -------------   ------------
Net (loss) income available to
  common stockholders ................     ($21,124)           $771        ($25,421)        $1,422
                                         ============   ============    =============   ============

Net (loss) income per common
  share - Basic ......................       ($1.29)           $.07          ($1.58)          $.12

Net (loss) income per common
  share - Diluted.....................       ($1.29)           $.06          ($1.58)          $.12
                                         ============   ============    =============   ============

Weighted average number of
  common shares outstanding:
  Basic ..............................   16,327,804      11,746,579      16,112,320     11,566,678
                                         ============   ============    =============   ============

  Diluted ............................   16,327,804      12,619,689      16,112,320     12,156,540
                                         ============   ============    =============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                    NEW WORLD COFFEE - MANHATTAN BAGEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEAR TO DATE PERIODS ENDED JULY 3, 2001 AND JUNE 25, 2000
                                   (UNAUDITED)
                                 (In thousands)


                                                                 July 3, 2001       June 25, 2000
                                                                --------------     ---------------
                                                                  (Revised)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income ........................................           ($18,798)         $1,422
Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization..........................              2,324           1,159
   Minority interest .....................................              1,578               -
   Gain on sale of debt securities........................              (241)               -
   Stock issued as compensation...........................                818               -
   Loss on sale of fixed assets...........................                  -             119
   Provision for integration and reorganization costs ....              4,391               -
   Noncash charge in connection with the realization
       of assets .........................................              2,800               -
   Permanent impairment in value of debt securities.......              5,806               -
   Amortization of debt issuance costs and
       debt discount .....................................                464               -
   Accretion of warrant value and investment return.......                367
   Deferred income tax asset .............................                166
Increase/(decrease) in cash as a result of changes in
       operating assets and liabilities:
   Receivables ...........................................               (199)           (975)
   Inventories .........................................                 (279)           (239)
   Prepaid expenses ......................................             (1,230)           (354)
   Other assets ..........................................               (380)           (255)
   Receipts of notes receivable...........................                299             161
   Additions to notes receivable..........................                (27)              -
   Accounts payable ......................................              1,394            (406)
   Accrued expenses ......................................              2,946            (512)
   Other liabilities .....................................              2,312             357
                                                                 -------------     -----------
       Net cash provided by operating activities..........              4,511             477
                                                                 -------------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................               (243)           (216)
   Net cash paid for acquisitions.........................           (161,702)           (984)
   Investment in debt securities..........................            (28,911)              -
   Proceeds from the sale of debt securities .............              3,885               -
                                                                 -------------     -----------
       Net cash used in investing activities..............           (186,971)         (1,200)
                                                                 -------------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock, net...................             46,639           4,148
   Minority owners' capital contributions to
       affiliated entity .................................              9,166               -
   Proceeds from bridge loan..............................             33,250               -
   Proceeds from issuance of senior notes.................            128,450               -
   Debt issuance costs ...................................             (7,220)              -
   Payment of liabilities in connection with
       acquired assets ...................................               (987)         (1,620)
   Repayments of capital leases...........................               (263)           (236)
   Repayment of notes payable.............................            (14,112)            (83)
                                                                 -------------     -----------

       Net cash provided by financing activities..........            194,923           2,209
                                                                 -------------     -----------










       Net increase in cash...............................             12,463           1,486

CASH, beginning of period ................................              2,271           2,880
                                                                 -------------     -----------

CASH, end of period ......................................            $14,734          $4,366
                                                                 =============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest ..............................................              1,736           1,245
Non-cash Investing and Financing Activities:
   Non-cash Dividends and accretion on
       preferred stock....................................              6,623               -

   Equipment purchased under capital leases ..............                  -             376

   Stock issued to extinguish liabilities ................                 62               -
   Stock issued for services..............................                304

Stock issued in exchange for debt securities..............                805               -







DETAILS OF ACQUISITION
Tangible assets acquired..................................            134,261
Intangible assets acquired................................             91,820
Due from bankruptcy estate................................             10,751
Estimated accruals and liabilities assumed................            (65,507)
Accrued acquisition costs ................................             (4,250)
                                                                   -----------

Cash paid for acquisition ................................            167,075
                                                                   -----------

Less cash acquired........................................              5,373
                                                                   -----------

Net cash paid for acquisition.............................           $161,702
                                                                   ===========


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

2.   Revised Financial Statements

On June 19, 2001, the Company purchased substantially all of the assets (the Einstein Acquisition) of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, Einstein). In connection with the Einstein Acquisition, the Company originally reported accruals for bonuses which were unauthorized in the aggregate amount of $3.5 million as a part of the purchase price paid for the Einstein Acquisition. In addition, payments made to certain former executive officers and former employees in the form of restricted stock of approximately $0.8 million as well as approximately $1.0 million of financing costs relating to the sale of Series F Preferred Stock were erroneously included as a part of the cost of the Einstein Acquisition. As none of the aforementioned items are properly allocable to the cost of the Einstein Acquisition, these revised financial statements reflect the reversal of the aforementioned accruals for bonuses ($3.5 million), a charge to general and administrative expense relating to the restricted stock payments ($0.8 million) and reclassification of Series F financing costs ($1.0 million) with a corresponding reduction in the cost of the Einstein Acquisition.

In an amendment to its previously filed Form 10-Q for the quarter ended April 1, 2001, the Company revised its financial statements to include the issuance of 717,863 shares of its common stock which had previously not been reported as issued. As the result of this revision, additional costs approximating $0.8 million were assigned to the value of the Company's investment in debt securities, consisting of 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp. During the fiscal quarter ended July 3, 2001, the Company determined that a permanent decline in the value of such debt securities had occurred. Consequently, the accompanying revised financial statements reflect an additional impairment charge of approximately $0.8 million, representing the aforementioned costs.

The Company originally recorded a provision for integration and reorganization costs of approximately $6.7 million for the quarter ended July 3, 2001. This provision included approximately $1.1 million of costs that should have been classified as a part of ongoing operations. In addition, the provision for integration and reorganization costs included approximately $2.3 million of accrued costs that did not qualify for this treatment. Consequently, the accompanying revised financial statements include the reclassification of approximately $1.1 million of costs to cost of goods sold ($0.6 million) and general and administrative expenses ($0.5 million), as well as the reversal of the previously accrued items that did not qualify as integration and reorganization costs.

The effect of these changes on previously reported amounts are set forth below:



                                                        Second Quarter Ended July 3, 2001   Year to Date Ended July 3, 2001
                                                        ---------------------------------   -------------------------------
     `                                                        As           As Originally         As          As Originally
                                                            Revised          Reported          Revised         Reported
                                                        --------------   ----------------   -------------   ---------------
                                                                 (Amounts in thousands, except per share amounts)

Net loss .........................................       $  (17,817)      $  (17,423)       $  (18,798)     $  (17,894)
                                                         =============    =============     ============    =============

Net loss avialable to common stockholders ........       $  (21,124)      $  (20,715)       $  (25,421)     $  (24,503)
                                                         =============    =============     ============    =============

Net loss per common share - Basic ................       $    (1.29)      $    (1.27)       $    (1.58)     $    (1.52)
                                                         =============    =============     ============    =============

Net loss per common share - Diluted ..............       $    (1.29)      $    (1.27)       $    (1.58)     $    (1.52)
                                                         =============    =============     ============    =============


3.   Change in Fiscal Year

Effective with this quarter and as a result of the Einstein Acquisition, for fiscal 2001, the Company has elected to change its fiscal year end to the Tuesday closest to December 31. The Company will continue to report on a 52-53 week fiscal year basis, consisting of four 13-week quarters. All future fiscal quarters will end on a Tuesday as well. This change is effective for the Company's current quarter which was originally scheduled to end July 1, 2001 and which now, as a result of the change, is extended by two days and ended on July 3, 2001.

Comparative periods are presented as previously reported as the effect of this change is immaterial.

4.   Acquisition of Assets of Einstein/Noah Bagel Corp.

On June 19, 2001, the Company purchased substantially all of the assets (the Einstein Acquisition) of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, Einstein). Einstein was the largest bagel bakery chain in the United States, with 463 stores, nearly all of which are company-owned. The Einstein Acquisition was made pursuant to an Asset Purchase Agreement, which was entered into by the Company as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001 in the Einstein bankruptcy case. The purchase price was $160,000,000 in cash and the assumption of certain liabilities, subject to adjustment to the extent that assumed current liabilities (as defined in the Asset Purchase Agreement) exceed $30,000,000.

In connection with the Einstein Acquisition, the Company incurred approximately $12,489,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $160,573,634 is being allocated based on the preliminary estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

Assets acquired:
Current assets..............................................      $ 17,669,476
Plant Property & Equipment..................................       116,590,972
Trademarks and other intangible assets......................        42,000,000
Goodwill....................................................        49,819,983

Liabilities assumed:
Current liabilities ........................................        46,376,449
Long term liabilities.......................................        19,130,348
                                                                 --------------
Total purchase price........................................      $160,573,634
                                                                 ==============


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


                                                                    For the Year to Date
                                                                       Period Ended
                                                            (In thousands, except per share data)
                                                             June 25, 2000        July 3, 2001

Revenues...............................................       $ 221,786            $ 205,310
                                                            ==============       ==============
Loss before extraordinary items........................       ($ 18,403)           ($ 35,681)
                                                            ==============       ==============
Net (loss).............................................       ($ 18,403)           ($ 35,681)
                                                            ==============       ==============
Net (loss) available to common stockholders............       ($ 23,992)           ($ 47,471)
                                                            ==============       ==============
Earnings per share - Basic.............................         ($ 2.07)           ($   2.95)
                                                            ==============       ==============

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

In June 2001, as a result of the Einstein acquisition, the Company recorded approximately $4.4 million as an integration and reorganization charge. This amount includes an impairment charge of approximately $1.0 million associated with the planned disposal of certain existing facilities as part of the integration of similar facilities acquired in the Einstein acquisition. Such impairment was estimated in accordance with the provisions of SFAS 121. Also, as part of the integration process, a charge of approximately $3.4 million was recorded in connection with organizational restructuring. Further charges may be required in the integration process, which the Company expects to complete within the next 12 months.

5.   Senior Notes

The Company consummated a private placement of 140,000 units consisting of $140 million of senior secured increasing rate notes (the $140 Million Facility) and 140,000 Common Stock purchase warrants. The $140 million Facility was placed through Jefferies & Company, Inc. (Jefferies). The notes under the $140 Million Facility, the terms of which are governed by a certain Indenture (the Indenture) dated as of June 19, 2001, by and among the Company, Jefferies and the United States Trust Company of New York (U.S. Trust), mature on June 15, 2003 and bear interest at an initial annual rate of 13%, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum rate of 18%. The Company will begin making interest payments quarterly commencing on September 15, 2001. The Company may redeem all or a portion of the notes at any time for their face value plus accrued and unpaid interest. If there is a Change in Control (as such term is defined in the Indenture) of the Company, the holders of the notes will have the right to require from the Company to repurchase the notes at a price equal to 101% of the face amount plus accrued and unpaid interest. The notes are secured by a security interest in all of the Company's assets and the assets of the Company's subsidiaries (other than the assets of an unrestricted subsidiary (Bondco) holding the Einstein Bonds (as defined below)). The Indenture also contains certain restrictive covenants as defined in the Indenture. The proceeds were $128,450,000. The debt discount aggregating $11,550,000 is being amortized over the term of the notes (2 years) using the effective interest method.

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

6.   Bridge Loan

The Company also obtained a $35 million asset-based secured loan due June 15, 2002 to a wholly-owned unrestricted subsidiary of the Company. The aggregate proceeds were $33,250,000. The debt discount aggregating $1,750,000 is being amortized over the term of the loan (1 year) using the effective interest method. Pursuant to the terms of a certain Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, Bondco and Jefferies (the Purchase and Security Agreement), Bondco sold $35 million aggregate principal amount of secured increasing rate notes. The notes are secured by $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp. (the Einstein Bonds). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by ..35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at Bondco's option. The Purchase and Security Agreement is providing a mandatory pre-payment of the notes upon a change of control of the Company which requires the Company to pay 101% of the principal amount thereof plus accrued and unpaid interest thereon. Bondco is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. However, to the extent that the proceeds received by Bondco from the Einstein bankruptcy are insufficient to repay these notes, the holders of the notes will have the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 5% of the fully-diluted shares of common stock of the Company. If the amount of such deficiency is greater than or equal to $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 10% of the fully-diluted shares of common stock of the Company.

7.   Series F Private Placement

On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny III, L.P. (Halpern Denny) in exchange for the sum of $20,000,000. In connection with the purchase, the Company issued Halpern Denny five year warrants to purchase 8,484,112 shares of the Company's common stock at an exercise price of $0.01 per share. The fair market value of the warrants at the date of grant of $6,431,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The Series F Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of any Notes), Halpern Denny shall receive additional warrants equal to 1.5% of the fully diluted common stock of the

Company (excepting certain options and warrants) on January 22, 2002 and on each succeeding June 30 and December 31. The warrant agreement further provides that it would be exercisable for additional shares under certain events, as set forth in the warrant agreement.

On January 22, 2001 BET Associates L.P. (BET) and Brookwood New World Investors, LLC (Brookwood) entered into an Exchange Agreement with the Company, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company at an exercise price of $0.01 per share. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted common stock of the Company (excepting certain options and warrants). The fair value of the warrants at the date of grant of $4,970,088 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The difference in the fair value of securities exchanged of $1,171,806 was charge to accumulated deficit.

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

On June 7, 2001, the Company consummated a sale of 4,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $4,000,000 pursuant to the terms of the Series F Preferred Stock and Warrant Purchase Agreement (the Second Purchase Agreement) with Halpern Denny, dated June 7, 2001.

In addition, on or about June 19, 2001, the Company consummated the sale of 21,000 additional shares of its authorized, but unissued, Series F Preferred Stock in exchange for $21,000,000, pursuant to the terms of the Third Series F Stock and Warrant Purchase Agreement (the Third Purchase Agreement) by and among the Company, Halpern Denny, Greenlight Capital, L.P. (Greenlight Capital), Greenlight Capital Qualified, L.P. (Greenlight Qualified), Greenlight Capital Offshore, Ltd. (Greenlight Offshore, and together with Greenlight Capital, Greenlight Qualified collectively referred to as Greenlight), Special Situations Private Equity Fund, L.P. (Special Situations Private), Special Situations Cayman Fund, L.P., (Special Situations Cayman) and Special Situations Fund, L.P. (Special Situations Fund, and together with Special Situations Private and Special Situations Cayman, collectively referred to as Special Situations).

As set forth in a Second Amended Certificate of Designation, Rights and Preferences of Series F Preferred Stock (the Second Amended Certificate of Designation), the Series F Preferred Stock accrues dividends payable in shares of Series F Preferred Stock at the rate of 16% per annum for the first year, which rate increases semi-annually thereafter at the rate of 2% per annum. The Series F Preferred Stock, including accrued dividends, is redeemable three years from the date of issue (the Mandatory Redemption Date). If the Company fails to redeem the Series F Preferred Stock at the Mandatory Redemption Date, the Company is entitled to redeem the Series F Preferred Stock by issuing subordinated senior notes (the Notes) to the holder of the Series F Preferred Stock. The Notes would bear interest at a rate comparable to the dividend rate under the Series F Preferred Stock, which rate increases monthly thereafter at the rate of 1% per month and are due and payable 120 days from the Mandatory Redemption Date.

The Company, Halpern Denny, Brookwood, Greenlight and Special Situations entered into an agreement which stated that notwithstanding the provisions concerning the mandatory redemption date of the Series F Preferred Stock contained in the Second Amended Certificate of Designation, the Series F Preferred Stock shall be redeemable on the later of (a) January 18, 2004 for all shares of Series F Preferred Stock issued on or prior to March 31, 2001, and June 30, 2004 for all shares of Series F Preferred Stock issued after March 31, 2001, and (b) the maturity date of any notes (the Refinancing Senior Notes), the proceeds of which are used to repay the outstanding notes issued under the $140 Million Facility, provided that the indenture for the Refinancing Senior Notes includes language which permits the Company to make certain specified restricted payments (a Restricted Payment) (including payments to redeem Series F Preferred Stock) so long as certain covenants contained therein are satisfied. The amount of any Restricted

Payment, together with any aggregate amount of all other Restricted Payments made by the Company and its subsidiaries must be less than the sum of (x) fifty (50%) percent of the consolidated net income of the Company for the period from the issue date of the Refinancing Senior Notes to the end of the Company's most recently ended fiscal quarter, plus (y) one hundred (100%) percent of the aggregate net cash proceeds received by the Company from the issuance or sale of equity interests in the Company or any subsidiary, plus (z) one hundred (100%) percent of the net cash proceeds received by the Company from the issuance or sale, other than to a subsidiary of the Company, of any debt security of the Company that has been converted into equity interests of the Company. In the event that the maturity date of the Refinancing Senior Notes is after January 18, 2004 or June 30, 2004, as the case may be, then the Mandatory Redemption Date for such Series F Preferred Stock will be the maturity date of the Refinancing Senior Notes.

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

The Third Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of the Notes, if any), Halpern Denny, Greenlight and Special Situations shall receive additional warrants equal to a percentage (specified therein) of the fully diluted common stock of the Company (excepting certain options and warrants) on June 19, 2002, and on each succeeding June 30 and December 31. If the Company redeems all its issued and outstanding shares of Series F Preferred Stock on or prior to March 19, 2002, the number of shares of Common Stock issuable upon the exercise of the warrants (the Original Warrant Shares) which were issued pursuant to the Second Purchase and Third Purchase Agreements shall be reduced by an amount equal to one-third (1/3) the number of Original Warrant Shares. If the Company redeems all issued and outstanding shares of Series F Preferred Stock on or prior to June 19, 2002, the number of Original Warrant Shares shall instead be reduced by an amount equal to one-fourth (1/4) of the number of Original Warrant Shares.

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

In connection with the issuance of the Series F Preferred shares, the Company incurred approximately $3.6 million of issuance costs. Such amount was recorded as a reduction in the carrying amount of the Series F Preferred shares and is being accreted over 3 years to the earliest fixed redemption date.

8.   Greenlight New World, LLC

On January 17, 2001, the Company entered into a Bond Purchase Agreement (the Bond Purchase Agreement ) with Greenlight. Pursuant to the Bond Purchase Agreement, Greenlight formed a limited liability company Greenlight New World, LLC (GNW) and funded same with $10 million to be utilized for the purchase of Einstein Bonds. The company is the exclusive manager of GNW. Accordingly, the Company has consolidated GNW since its inception. The Bond Purchase Agreement provided Greenlight with a secure interest in GNW and a right for repayment of its investment with a guaranteed accretion of 15% per year within two years. In connection with the Bond Purchase Agreement, the Company issued Greenlight five year warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The fair value of the warrants at the date of grant of $3,230,500 was recorded as a reduction in minority interest and is being accreted over a two year period to the earliest redemption date. In addition, warrants for an additional 1.5% of the fully diluted common stock of the Company shall be issued at such time as the Series F Stock is redeemed.

On June 19, 2001 the Company, GNW and Greenlight entered into a letter agreement (the Letter Agreement). Under the terms of the Letter Agreement, Greenlight consented to the pledge (the Pledge) by the Company, as manager of GNW, of the Einstein Bonds to Jefferies to secure a loan to an unrestricted subsidiary of the Company in the principal amount of $35.0 million (the Bridge Loan). The Company is required to apply all of the proceeds related to the Einstein Bonds to the repayment of the Bridge Loan. To the extent that there are net proceeds from the Einstein Bonds, after payment of the Bridge Loan in full, the excess shall be payable to GNW. If the excess payment, if any, is less than the original investment by Greenlight, the difference, plus a 15% per annum increment, shall be payable in the Company's Series F Preferred Stock (valued at $1,000 per share) and warrant coverage comparable to that described under Series F Private Placement above.

In connection with the letter agreement, Greenlight gave up its secured interest in the bonds. Accordingly, the Contribution Amount that was previously classified as minority interest is currently classified as long term liability.

9.   Income (Loss) Per Share

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


              Warrants.........................    57,465,456
              Options..........................     2,108,429
                                                 ---------------

              Total............................    59,573,885
                                                 ===============

10.  Investment in Debt Securities

Investments in debt securities are reported at realizable value. At July 3, 2001, the Company determined that a permanent decline of $5,806,000 in fair value had occurred. Accordingly, the Company recorded such amount as an investment impairment.

11.  Accrued Expenses

As of July 3, 2001, accrued expenses consist of the following:


             Compensation and employee benefits...       $10,106
             Accrued taxes........................         3,996
             Acquisition related expenses.........         3,100
             Reorganization and integration.......         3,391
             Utilities............................         2,187
             Other................................        18,221
                                                       -------------
                                                         $41,001
                                                       =============

12.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 which are effective January 1, 2002 will have on its results of operations and financial position.

13.  Contingencies

The Company's Common Stock is currently traded on the NASDAQ National Market and is quoted on the NASDAQ National Market under symbol NWCI. Continuation of listing on NASDAQ National Market is subject to continued compliance with requirements imposed by NASDAQ. If the Company's Common Stock is no longer listed on the NASDAQ National Market, the liquidity of the Common Stock would be adversely affected. The staff of NASDAQ has advised the Company that the issuance of the warrants and the potential issuance of the underlying Common Stock in connection with the Einstein Acquisition are, in the view of the staff, in violation of rules requiring prior stockholder approval for transactions or issuances that may result in a change in control of an issuer, where more than twenty percent (20%) of an issuer's common stock is issued or issuable in connection with the acquisition of the stock or assets of another company and where twenty percent (20%) or more of the common stock of an issuer is issuable at a price below the then market price. The staff of NASDAQ has advised the Company that its position is that the approval now being sought by the Company in a proxy statement related to the issuance of such warrants and common stock will not be sufficient to remedy the failure to obtain prior approval and that the staff will recommend that the Company's common stock be delisted from NASDAQ National Market. The Company will seek an administrative review of this determination before an appeal panel of NASDAQ. The Company does not know what the outcome of such an appeal will be, and there may be a determination that the stockholder approval being sought is not sufficient to remedy the rule violations indicated by the staff of NASDAQ, in which event a delisting of the Company's common stock would result. In the event a delisting appears to be likely, the Company will apply for relisting of its Common Stock on NASDAQ National Market and/or listing on another nationally recognized stock market. A delisting of its common stock from NASDAQ National Market would, in the absence of another listing, adversely affect the liquidity of the trading market for the Company's common stock which, in turn, may have an adverse effect on the price of the Company's common stock.

14.  Noncash Charge in Connection with Realization of Assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New World Coffee - Manhattan Bagel, Inc. is the largest company in the bagel bakery industry and a leading company in the fast casual sandwich industry. The Company operates stores primarily under the Einstein Bros. and Noah's NY Bagel brands and primarily franchises stores under the Manhattan Bagel and Chesapeake Bagel Bakery brands. The Company acquired the assets of Einstein/Noah Bagel Corp. on June 19, 2001. As of July 3, 2001 the Company's retail system consists of 499 company-owned stores and 303 franchised and licensed stores.

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

Costs and Expenses.

Cost of Sales as a percentage of related manufacturing and retail sales increased to 86.2% for the fiscal quarter ended July 3, 2001 from 79.8% for the comparable 2000 period. The increase primarily resulted from a shift in sales mix towards retail store revenues. In addition, the 2001 quarter includes the operations of company-owned units that were converted to the Manhattan Bagel Brand in the fall of 2000 which have not yet turned profitable.

General and administrative expenses increased to $4.0 million for the fiscal quarter ended July 3, 2001 from $1.6 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition, compensation charges for bonuses as well as the cost of certain legal settlements relating to litigation with former franchisees. General and administrative expenses expressed as a percentage of total revenues increased to 15.9% of total revenues for the fiscal quarter ended July 3, 2001 from 15.6% of total revenues for the comparable 2000 period.

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

Permanent impairment in the value of investments was $5.8 million, or 23.0% of total revenues for the fiscal quarter ended July 3, 2001. There was no such charge in the comparable 2000 period. The charge reflects management's estimate of the proceeds the Company will receive from the bankruptcy estate of Einstein Noah Bagel Corp. on account of its investment in certain debentures of Einstein Noah Bagel Corp.

Provision for integration and reorganization costs was $4.4 million or 17.4% of total revenues for the fiscal quarter ended July 3, 2001. There was no such charge for the comparable 2000 quarter. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

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

Net Income/(Loss).

Net loss for the fiscal quarter ended July 3, 2001 was $17.8 million compared to net income of $0.8 million for the comparable 2000 period. The decrease in net income is primarily a result of the decrease in margins resulting from a change in sales mix to retail sales, noncash charges for impairment in the value of investments, store closing and reorganization costs, and the noncash charge in connection with the realization of assets as well as the allocation of earnings to the minority interest.

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

Costs and Expenses.

Cost of Sales as a percentage of related manufacturing and retail sales increased to 85.5% for the year to date period ended July 3, 2001 from 79.7% for the comparable 2000 period. The increase primarily resulted from a shift in sales mix towards retail store revenues. In addition, the 2001period includes the operations of company-owned units that were converted to the Manhattan Bagel Brand in the fall of 2000 which have not yet turned profitable.

General and administrative expenses increased to $6.2 million for the year to date period ended July 3, 2001 from $3.2 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition, compensation charges for bonuses as well as the cost of certain legal settlements relating to litigation with former franchisees. General and administrative expenses expressed as a percentage of total revenues increased to 17.5% of total revenues for the year to date period ended July 3, 2001 from 16.4% of total revenues for the comparable 2000 period.

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

Permanent impairment in the value of investments was $5.8 million, or 16.3% of total revenues for the year to date period ended July 3, 2001. There was no such charge in the comparable 2000 period. The charge reflects management's estimate of the proceeds the Company will receive from the bankruptcy estate of Einstein Noah Bagel Corp. on account of its investment in certain debentures of Einstein Noah Bagel Corp.

Provision for integration and reorganization costs was $4.4 million or 12.3% of total revenues for the year to date period ended July 3, 2001. There was no such charge for the comparable 2000 period. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

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

Minority interest was $1.6 million or 4.4% or total revenues for the year to date period ended July 3, 2001. This charge is attributable to accretion of the F value assigned to warrants and the investment return to investors in Greenlight New World, L.L.C.

Net Income/(Loss).

Net loss for the year to date period ended July 3, 2001 was $18.8 million compared to net income of $1.4 million for the comparable 2000 period. The decrease in net income is primarily a result of the decrease in margins resulting from a change in sales mix to retail sales, monkish charges for impairment in the value of investments, store closing and reorganization costs, and the monkish charge in connection with the realization of assets as well as the allocation of earnings to the minority interest.

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

At July 3, 2001 the Company had a working capital deficit of $13.9 million compared to a working capital surplus of $7.1 million at June 25, 2000. The decline results from additional liabilities assumed and debt incurred in connection with the Einstein Acquisition.

The Company had net cash provided by operating activities of $4.5 million for the first six months of 2001 compared with net cash provided by operating activities of $0.5 million for the first six months of 2000. The increase in cash provided by operating activities was attributable to the shift in revenues to retail sales which typically generate cash at the time of sale. In the past the Company's revenues were predominantly derived from manufacturing sales and royalty revenues which generally are not paid at the time of sale.

The Company had net cash used in investing activities of $187.0 million for the first six months of 2001 compared with net cash used in investing activities of $1.2 million for the first six months of 2000. The increase in cash used in investing activities was attributable to the Company's investment in debt securities and the Einstein Acquisition.

The Company had net cash provided by financing activities of $194.9 million for the first six months of 2001 compared with net cash provided by financing activities of $2.2 million for the first six months of 2000. The increase in cash provided by financing activities relates to the issuance of preferred stock, proceeds from sale of an interest in an affiliated entity and proceeds from borrowings in connection with the Einstein Acquisition during 2001.

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

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Series F Preferred Stock Purchase Agreement dated June 7, 2001 by and between the Company and Halpern Denny. (1)

10.2 Third Series F Preferred Stock and Warrant Purchase Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, Greenlight and Special Situations. (1)

10.3 Amendment No. 2 to Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood. (1)

10.4 Amendment No. 2 to Stockholders Agreement dated June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood. (1)

10.5 Letter Agreement dated as of June 19, 2001, by and between the Company, BET, Brookwood and Halpern Denny. (2)

10.6 Amendment No. 1 to First Series F Preferred Stock Purchase Agreement dated as of June 19, 2001 by and among the Company, Halpern Denny, BET and Brookwood. (1)

10.7 Second Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on June 19, 2001. (1)

10.8 Form of Note issuable to Halpern Denny, Greenlight, BET and Brookwood and Special Situations. (1)

10.9 Form of Common Stock Purchase Warrant issued to Halpern Denny, Greenlight and Special Situations. (1)

10.10 Indenture Agreement dated as of June 19, 2001 by and among the Company, certain subsidiaries of the Company, and the United States Trust Company of New York. (1)

10.11 Purchase Agreement dated as of June 19, 2001 by and between the Company and Jefferies. (1)

10.12 Pledge and Security Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company, and the United States Trust Company of New York. (1)

10.13 Warrant Agreement dated as of June 19, 2001, by and between the Company, Jefferies and U.S. Trust Company of New York. (1)

10.14 Registration Rights Agreement dated as of June 19, by and between the Company and Jefferies. (1)

10.15 Note Purchase and Security Agreement dated as of June 19, 2001 by and among the Company, New World EnbcDeb Corp. and Jefferies dated as of June 19, 2001. (1)

10.16   Form of Note issuable under the Note Purchase and Security Agreement.
(1)

10.17 Account Control Agreement dated as of June 19, 2001 by and between the Company New World EnbcDeb Corp. and Jefferies dated as of June 19, 2001. (1)

10.18 Asset Purchase Agreement dated as of June 1, 2001 by and between Einstein Acquisition Corp. and Greenlight New World, LLC (as buyers) and ENBC and ENBP, LP (as sellers). (1)

10.19 Transition Services Agreement dated as of June 19, 2001 by and between Einstein Acquisition Corp. and ENBC and ENBP, LP. (1)

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

                                        New World Restaurant Group, Inc.
                                        (formerly, New World Coffee - Manhattan
                                           Bagel, Inc.)



Date: May 31, 2002                      By:  /s/ Anthony Wedo
                                             -----------------------------------
                                             Anthony Wedo
                                             Chief Executive Officer
                                             (Principal Executive Officer and
                                             Principal Accounting Officer)