Form 10-Q/A
period 2001-10-02
NEW WORLD RESTAURANT GROUP INC
filed 2002-05-31
CIK 949373

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


--------------------------------------------------------------------------------

                        NEW WORLD RESTAURANT GROUP, INC.

              Index to financial statements and financial schedules

                                 October 2, 2001



                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of
         October 2, 2001 and December 31, 2000.................................3

         Condensed Consolidated Statements of Operations for
         the third quarter and year to date periods ended
         October 2, 2001 and September 24, 2000................................4

         Condensed Consolidated Statements of Cash Flows for
         the yearto date period ended October 2, 2001 and
         September 24, 2000....................................................5

         Notes to Consolidated Financial Statements............................7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............15

PART II  OTHER INFORMATION....................................................20

SIGNATURE.....................................................................21

                        NEW WORLD RESTAURANT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and per share information)

                                                           October 2 2001     December 31,
                                                             (Unaudited)          2000
                                                           --------------     ------------
                                                             (Revised)

CURRENT ASSETS
Cash and cash equivalents..............................       $   9,204       $   2,271
Franchise and other receivables, net...................           5,802           3,068
Due from bankruptcy estate.............................           9,751              --
Current maturities of notes receivables................             668             677
Inventories............................................           9,654           1,436
Prepaid expenses and other current assets..............           3,143             621
Deferred income taxes - current portion................             500             500
Investment in debt securities..........................          34,156          13,889
Assets held for resale.................................           1,940           5,141
                                                              -----------     -----------

       Total current assets............................          74,818          27,603

Property, plant and equipment, net.....................         118,032           6,970
Notes and other receivables, net.......................             925           1,222
Trademarks and recipes, net............................         113,120          15,724
Goodwill, net..........................................           2,241           2,326
Deferred income taxes..................................           8,934           9,100
Debt issuance costs and other assets...................           7,920           2,754
                                                              -----------     -----------
       Total Assets....................................       $ 325,990       $  65,699
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.......................................       $  18,450       $   2,708
Accrued expenses.......................................          43,025           3,731
Short term debt and current portion of
   long-term debt......................................          34,090           4,423
Current portion of obligations under capital leases....             206             200
Other current liabilities..............................              30              14
                                                              -----------     -----------
       Total current liabilities.......................          95,801          11,076

Senior notes and other long-term debt..................         117,183          13,690
Obligations under capital leases.......................             114             363
Other liabilities......................................          31,152           1,829
                                                              -----------     -----------
       Total Liabilities...............................         244,250          26,958

Series D Preferred Stock, $.001 par value;
   25,000 shares authorized; 0 and 16,216
   shares issued and outstanding.......................               -          12,008
Series F Preferred Stock, $.001 par value;
   116,000 shares authorized; 72,192
   and 0 shares issued and outstanding.................          40,875               -
Stockholders' equity:
Preferred Stock, $.001 par value;
   2,000,000 shares authorized;
   0 issued and outstanding............................               -               -
Series A convertible preferred stock, $.001                           -               -
   par value; 400 shares authorized;
   0 issued and outstanding............................               -               -
Series B convertible preferred stock, $.001
   par value; 225 shares authorized;
   0 shares outstanding................................               -               -
Series C convertible preferred stock, $.001                           -               -
   par value; 500,000 shares authorized;
   0 shares outstanding................................               -               -
Common stock, $.001 par value; 150,000,000
   shares authorized; 17,391,450 and
   15,404,828 shares issued and outstanding............              17              15
Additional paid-in capital.............................         100,479          45,181
Accumulated deficit....................................         (59,631)        (18,463)
                                                              -----------     -----------
Total stockholders' equity.............................          40,865          26,733
                                                              -----------     -----------
Total liabilities and stockholders' equity.............       $ 325,990       $  65,699
                                                              ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEW WORLD RESTAURANT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THIRD QUARTER ENDED OCTOBER 2, 2001 AND SEPTEMBER 24, 2000
      AND YEAR TO DATE PERIODS ENDED OCTOBER 2, 2001 AND SEPTEMBER 24, 2000
                                   (UNAUDITED)
             (In thousands, except share and per share information)




                                                         Third Quarter Ended              Year to Date Ended
                                                    ------------------------------    ------------------------------
                                                     October 2,      September 24,    October 2,      September 24,
                                                        2001             2000            2001             2000
                                                    -------------    -------------    ------------    --------------
                                                     (Revised)                        (Revised)

Revenues:
Retail sales..................................      $   92,506       $    4,434       $  114,261      $    7,595
Manufacturing revenues........................           6,506            7,030           17,391          19,705
Franchise related revenues....................           1,436            2,098            4,503           5,576
                                                    -------------    -------------    ------------    --------------
    Total revenues............................         100,448           13,562          136,155          32,876

Cost of sales.................................          82,870            9,590          110,763          22,210
General and administrative expenses...........           9,722            1,681           15,953           4,856
Depreciation and amortization.................           5,625              679            7,950           1,838
                                                    -------------    -------------    ------------    --------------

Income before provision for reorganization
   costs and noncash charges..................           2,231            1,612            1,489           3,972
Provision for integration and
   reorganization costs.......................               -                -            4,391
Noncash charge in connection with
   realization of assets......................               -                -            2,800               -
                                                    -------------    -------------    ------------    --------------
Income (loss) from operations.................           2,231            1,612           (5,702)          3,972
Interest expense, net.........................          12,123              448           15,678           1,387
Gain from sale of investments.................               -                -              241               -
Permanent impairment in the value of
   investmetns................................               -                -            5,806               -
                                                    -------------    -------------    ------------    --------------
Income (loss) before income taxes and
   minority interest..........................          (9,892)           1,164          (26,945)          2,585
Provision (benefit) for income taxes..........               -           (1,966)             167          (1,966)
Minority interest.............................               -                -            1,578               -
                                                    -------------    -------------    ------------    --------------

Net (loss) income.............................          (9,892)           3,130          (28,690)          4,551
Dividends and accretion on preferred
   stock......................................           5,860            1,709           12,484           1,709
                                                    -------------    -------------    ------------    --------------

Net (loss) income available to
   common stockholders........................      $  (15,752)      $    1,421       $  (41,174)     $    2,842
                                                    =============    =============    ============    ==============

Net (loss) income per common
   share - Basic..............................          ($0.93)           $0.12           ($2.50)          $0.24
                                                    =============    =============    ============    ==============

Net (loss) income per common
   share - Diluted............................          ($0.93)           $0.09           ($2.50)          $0.21
                                                    =============    =============    ============    ==============

Weighted average number of common
   shares outstanding:

Basic.........................................      17,017,567       12,120,104       16,490,656      11,751,153
                                                    =============    =============    ============    ==============

Diluted.......................................      17,017,567       15,845,625       16,490,656      13,380,807
                                                    =============    =============    ============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        NEW WORLD RESTAURANT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEAR TO DATE PERIODS ENDED OCTOBER 2, 2001 AND SEPTEMBER 24, E2000
                                   (UNAUDITED)
                                 (In thousands)


                                                                                  October 2,           September 24,
                                                                                     2001                  2002
                                                                                 ------------          ------------
                                                                                  (Revised)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income .......................................................         ($ 28,690)             $  4,551
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization ...........................................             7,950                 1,838
Minority interest .......................................................             1,578                     -
Gain on sale of debt securities .........................................              (241)                    -
Stock issued as compensation ............................................               818                     -
Loss on sale of fixed assets ............................................                 -                   119
Provision for integration and reorganization costs ......................             4,215
Noncash charge in connection with the realization of assets .............             2,800                     -
Permanent impairment in value of debt securities ........................             5,806                     -
Amortization of debt issuance costs and debt discount ...................             3,289                     -
Accretion of warrant value and investment return ........................             2,591                     -
Deferred income tax asset ...............................................               167                (1,966)
Increase/(decrease) in cash as a result of changes in ...................            (1,067)               (2,115)
Receivables
Inventories .............................................................              (200)                  158
Prepaid expenses ........................................................              (462)                  (23)
Deposits and other assets ...............................................              (998)                 (274)
Receipts of notes receivable ............................................               332                   257
Additions to notes receivable ...........................................               (27)                 (119)
Accounts payable ........................................................            (1,131)                3,392
Accrued expenses and other liabilities ..................................             2,972                (1,447)
                                                                                 ------------           -----------

Net cash (used in)/provided by operating activities .....................              (298)                4,371
                                                                                 ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures ....................................................            (1,441)                 (282)
Net cash paid for acquisitions ..........................................          (161,702)               (1,771)
Additions to assets held for resale .....................................                 -                (1,812)
Investment in debt securities ...........................................           (28,911)              (17,412)
Proceeds from the sale of debt securities ...............................             3,885                     -
                                                                                 ------------           -----------

Net cash used in investing activities ...................................          (188,169)              (21,277)
                                                                                 ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock, net ....................................            47,264                19,220
Minority owners' capital contributions to affiliated entity .............             9,166                     -
Proceeds from bridge loan ...............................................            33,250                     -
Proceeds from issuance of senior notes ..................................           128,450                     -
Debt issuance costs .....................................................            (7,220)                    -
Proceeds from long-term borrowings ......................................                 -                 1,500
Payment of liabilities in connection with acquired assets ...............              (987)               (1,989)
Repayments of capital leases ............................................              (386)                 (366)
Repayment of notes payable ..............................................           (14,137)                 (140)
                                                                                 ------------           -----------

Net cash provided by financing activities ...............................           195,400                18,225
                                                                                 ------------           -----------

Net increase in cash ....................................................             6,933                 1,319
CASH, beginning of period ...............................................             2,271                 2,880
                                                                                 ------------           -----------
CASH, end of period .....................................................         $   9,204              $  4,199
                                                                                 ============           ===========



                                                                                   October 2,          September 24,
                                                                                      2001                 2002
                                                                                  ------------         ------------
                                                                                   (Revised)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest ................................................................              6,132               1,524

Non-cash Investing and Financing Activities:
Non-cash dividends and accretion on preferred stock .....................             12,484               1,709

Equipment purchased under capital leases ................................                143                 389

    Stock issued to extinguish liabilities ..............................                437                   -
    Stock issued for services ...........................................                304

    Stock issued in exchange for debt securities ........................                805

DETAILS OF ACQUISITION
Tangible assets acquired ................................................            133,689               3,021
Intangible assets acquired ..............................................             98,596                   -
Due from Bankruptcy Estate ..............................................              9,751                   -
Notes receivable extinguished ...........................................                  -               (1,250)
Estimated accruals and liabilities assumed ..............................            (70,861)                  -
Accrued acquisition costs ...............................................             (4,100)                  -
                                                                                  ------------        -----------

Cash paid for acquisition ...............................................            167,075               1,771
                                                                                  ------------        -----------

Less cash acquired ......................................................              5,373                   -
                                                                                  ------------        -----------
Net cash paid for acquisition ...........................................          $ 161,702           $   1,771
                                                                                  ============        ===========


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

2.    Revised Financial Statements

On June 19, 2001, the Company purchased substantially all of the assets (the Einstein Acquisition) of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, Einstein). In an amendment to the Form 10-Q for the quarter ended July 3, 2001, the Company revised its financial statements to adjust for unauthorized bonus accruals accounted for as a part of the purchase accounting in connection with the Einstein Acquisition. During the quarter ended October 2, 2001, payments made to certain former executive officers and former employees in the amount of $1.0 million were charged against the original bonus accruals established. This $1.0 million charge is now being reflected as a charge to operations in this amended Form 10-Q for the quarter ended October 2, 2001. In addition, there was an unauthorized payment of $0.2 million to a former executive officer that was also charged against the bonus accrual. This $0.2 million charge is now being reflected as a charge to operations in this amended 10-Q filing for the quarter ended October 2, 2001. In an amendment to the Form 10-Q for the quarter ended July 3, 2001, the Company revised its financial statements to adjust for the reclassification of approximately $1.0 million of financing costs relating to the sale of Series F Preferred Stock. In conjunction with this transaction, we are reflecting the related accretion of $0.1 million in this amended Form 10-Q for the quarter ended October 2, 2001.

In the previously filed Form 10-Q for the quarter ended October 2, 2001, the Company erroneously applied $1.0 million against the integration and reorganization accrual. Such amounts are now reflected in operations ($0.2 million in cost of goods sold and $0.8 million in general and administrative expenses).

In addition, the accretion of issuance costs related to the Bond Purchase Agreement (the Bond Purchase Agreement) with Greenlight Capital L.L.C. were not initially reflected in the Company's financial statements. The amended financial statements reflect these charges of $0.5 million as interest expense.

The effect of these changes on previously reported amounts are included below:




                                                            Third Quarter Ended           Year to Date Ended
                                                            October 2, 2001               October 2, 2001
                                                            ------------------------      -------------------------
                                                                             As                             As
                                                              As          Originally         As          Originally
                                                            Revised        Reported       Revised         Reported
                                                            -------       ----------      -------        ----------
                                                             (Amount in thousands, except per share amounts)



Net loss .................................................  $  (9,892)     $  (7,123)     $ (28,690)     $ (25,020)
                                                            ===========    ===========    ===========    ===========

Net loss available to common stockholders ................  $ (15,752)     $ (12,895)     $ (41,174)     $ (37,401)
                                                            ===========    ===========    ===========    ===========

Net loss per common share - Basic ........................  $   (0.93)     $   (0.76)     $   (2.50)     $   (2.27)
                                                            ===========    ===========    ===========    ===========

Net loss per common share - Diluted ......................  $   (0.93)      $  (0.76)     $   (2.50)     $   (2.27)
                                                            ===========    ===========    ===========    ===========



3.    Change in Fiscal Year

Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition for fiscal 2001, the Company elected to change its fiscal year end to the Tuesday closest to December 31. The Company will continue to report on a 52-53 week fiscal year basis, consisting of four 13-week quarters. All future fiscal quarters will end on a Tuesday as well. This change was effective for the Company's quarter which was originally scheduled to end July 1, 2001 and which, as a result of the change, was extended by two days and ended on July 3, 2001.

Comparative periods are presented as previously reported as the effect of this change is immaterial.

4.   Acquisition of Assets of Einstein/Noah Bagel Corp.

On June 19, 2001, the Company purchased substantially all of the assets of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. Einstein was the largest bagel bakery chain in the United States, with 463 stores, nearly all of which are company-owned. The Einstein Acquisition was made pursuant to an Asset Purchase Agreement, which was entered into by the Company as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001 in the Einstein bankruptcy case. The purchase price was $160,000,000 in cash and the assumption of certain liabilities, subject to adjustment to the extent that Assumed Current Liabilities (as defined in the Asset Purchase Agreement) exceed $30,000,000.

In connection with the Einstein Acquisition, the Company incurred approximately $12,489,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $160,573,634 is being allocated based on the preliminary estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:


      Assets acquired:
      Current assets..................................   $  17,097,798
      Plant Property & Equipment......................     116,590,972
      Trademarks and other intangible assets..........      97,746,347

      Liabilities assumed:
      Current liabilities.............................      51,731,135
      Long term liabilities...........................      19,130,348
                                                         --------------

      Total purchase price............................     160,573,634
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

                                                       Pro Forma
                                                  For the Year to Date
                                                      Period Ended
                                         --------------------------------------
                                             (In thousands, except per share

                                         September 24, 2000     October 2, 2001
                                         ------------------     ---------------

Revenues..............................        $318,096             $305,757
                                             ==========           ==========
Loss before extraordinary items.......        ($22,856)            ($45,401)
                                             ==========           ==========
Net (loss)............................        ($22,856)            ($45,401)
                                             ==========           ==========
Net (loss) available to common
  stockholders........................        ($33,212)            ($63,219)
                                             ==========           ==========
Earnings per share - Basic............          ($2.83)              ($3.83)
                                             ==========           ==========

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

6.    Bridge Loan

The Company also obtained a $35 million asset-based secured loan due June 15, 2002 to a wholly-owned unrestricted subsidiary of the Company. The aggregate proceeds were $33,250,000. The debt discount aggregating $1,750,000 is being amortized over the term of the loan (1 year) using the effective interest method. Pursuant to the terms of a certain Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, Bondco and Jefferies (the Purchase and Security Agreement), Bondco sold $35 million aggregate principal amount of secured increasing rate notes. The notes are secured by $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp.(the Einstein Bonds). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by ..35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at Bondco's option. The Purchase and Security Agreement provides for a mandatory pre-payment of the notes upon a change of control of the Company which requires the Company to pay 101% of the principal amount thereof plus accrued and unpaid interest thereon. Bondco is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. However, to the extent that the proceeds received by Bondco from the Einstein bankruptcy are insufficient to repay these notes, the holders of the notes will have the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 5% of the fully-diluted shares of common stock of the Company. If the amount of such deficiency is greater than or equal to $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 10% of the fully-diluted shares of common stock of the Company.

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

On January 22, 2001 BET Associates L.P.(BET) and Brookwood New World Investors, LLC (Brookwood) entered into an Exchange Agreement with the Company, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of common stock of the Company at an exercise price of $0.01 per share. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted common stock of the Company (excepting certain options and warrants). The fair value of the warrants at the date of grant of $4,970,088 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The difference in the fair value of securities exchanged of $1,171,806 was charged to accumulated deficit.

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

The Company, Halpern Denny, Brookwood, Greenlight and Special Situations entered into an agreement which stated that notwithstanding the provisions concerning the mandatory redemption date of the Series F Preferred Stock contained in the Second Amended Certificate of Designation, the Series F Preferred Stock shall be redeemable on the later of (a) January 18, 2004 for all shares of Series F Preferred Stock issued on or prior to March 31, 2001, and

June 30, 2004 for all shares of Series F Preferred Stock issued after March 31, 2001, and(b) the maturity date of any notes (the Refinancing Senior Notes), the proceeds of which are used to repay the outstanding notes issued under the $140 Million Facility, provided that the indenture for the Refinancing Senior Notes includes language which permits the Company to make certain specified restricted payments (a Restricted Payment) (including payments to redeem Series F Preferred Stock) so long as certain covenants contained therein are satisfied. The amount of any Restricted Payment, together with any aggregate amount of all other Restricted Payments made by the Company and its subsidiaries must be less than the sum of (x) fifty (50%) percent of the consolidated net income of the Company for the period from the issue date of the Refinancing Senior Notes to the end of the Company's most recently ended fiscal quarter, plus (y) one hundred (100%) percent of the aggregate net cash proceeds received by the Company from the issuance or sale of equity interests in the Company or any subsidiary, plus (z) one hundred (100%) percent of the net cash proceeds received by the Company from the issuance or sale, other than to a subsidiary of the Company, of any debt security of the Company that has been converted into equity interests of the Company. In the event that the maturity date of the Refinancing Senior Notes is after January 18, 2004 or June 30, 2004, as the case may be, then the Mandatory Redemption Date for such Series F Preferred Stock will be the maturity date of the Refinancing Senior Notes.

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

8.    Greenlight New World, LLC

On January 17, 2001, the Company entered into a Bond Purchase Agreement (the Bond Purchase Agreement) with Greenlight. Pursuant to the Bond Purchase Agreement, Greenlight formed a limited liability company Greenlight New World, LLC (GNW) and funded same with $10 million to be utilized for the purchase of Einstein Bonds. The company is the exclusive manager of GNW. Accordingly, the Company has consolidated GNW since its inception. The Bond Purchase Agreement provided Greenlight with a secure interest in GNW and a right for repayment of its investment with a guaranteed accretion of 15% per year within two years. In connection with the Bond Purchase Agreement, the Company issued Greenlight five year warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The fair value of the warrants at the date of grant of $3,230,500 was recorded as a reduction in minority interest and is being accreted over a two-year period to the earliest redemption date. In addition, warrants for an additional 1.5% of the fully diluted common stock of the Company shall be issued at such time as the Series F Stock is redeemed.

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

        Warrants...............................        57,465,456
        Options................................         6,329,099
                                                      -----------
        Total..................................        63,794,555
                                                      ===========

10.   Investment in Debt Securities

Investment in debt securities are reported at realizable value. During the period ended July 3, 2001, the Company determined that a permanent decline of $5,806,000 in fair value had occurred. Accordingly, the Company recorded such amount as investment impairment.

11.    Accrued Expenses

As of October 2, 2001, accrued expenses consist of the following:


          Compensation and employee benefits..................      $ 10,284
          Accrued taxes.......................................         4,111
          Accrued interest....................................         2,685
          Acquisition related expenses........................         2,203
          Utilities...........................................         2,198
          Reorganization and integration......................         3,214
          Other...............................................        18,330
                                                                   ----------

                                                                    $ 43,025
                                                                   ==========

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

13.   Contingencies

Our Common Stock is currently traded on the Nasdaq National Market and is quoted on the Nasdaq National Market under the symbol NWCI. Continuation of listing on the Nasdaq National Market is subject to continued compliance with the requirements imposed by Nasdaq. If our Common Stock is no longer listed on the Nasdaq National Market, the liquidity of our Common Stock would be adversely affected. The staff of Nasdaq has issued a staff determination delisting our Common Stock from the Nasdaq National Market. According to the Nasdaq staff, the Company violated Marketplace Rule 4350(i)(I)(C)(ii)(b) - issuing more than twenty (20%) percent of its Common Stock in connection with an acquisition and marketplace and Marketplace Rule 4350(i)(I)(D)(ii) - issuing more than twenty (20%) percent of its Common Stock below market or book value - in each case without prior stockholder approval. Based on the nature of such violations, the Nasdaq staff also raised a Public Interest Concern under Marketplace Rule 4330
(a)(3). The Company appealed this determination before an appeal panel with Nasdaq. On or about October 30, 2001, the appeal panel determined that the Company could continue to list its securities on the Nasdaq National Market provided that the Company satisfy the following conditions:

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

14.   Non-cash Charge in Connection with Realization of Assets.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New World Restaurant Group, Inc. is a leading company in the quick casual sandwich industry and the largest company in the bagel bakery industry.. The Company operates stores primarily under the Einstein Bros. and Noah's NY Bagel brands and primarily franchises stores under the Manhattan Bagel and Chesapeake Bagel Bakery brands. The Company acquired the assets of Einstein/Noah Bagel Corp. on June 19, 2001. As of October 2, 2001 the Company's retail system consists of 494 company-owned stores and 294 franchised and licensed stores.

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

Costs and Expenses

Cost of Sales as a percentage of related manufacturing and retail sales remained consistent at 83.7% for the fiscal quarter ended October 2, 2001 versus the comparable 2000 period. The Company's decision to outsource its low-margin distribution business was offset, in part, by margin differentials associated with changes in the Company's sales mix.

General and administrative expenses increased to $9.7 million for the fiscal quarter ended October 2, 2001 from $1.7 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition, compensation charges for unauthorized bonus payments as well as the cost of certain legal settlements relating to litigation with former franchisees. General and administrative expenses expressed as a percentage of total revenues declined to 9.7% of total revenues for the fiscal quarter ended October 2, 2001 from 12.4% of total revenues for the comparable 2000 period. The decline is the result of the higher revenue base during the 2001 quarter.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $7.9 million or 7.8% of total revenues for the fiscal quarter ended October 2, 2001 from $2.3 million or 16.9% of total revenues for the comparable 2000 period. The increase was primarily the result of the increase in gross margin approximating $13.6 million offset by a corresponding increase in general and administrative expenses of approximately $8.0 million.

Depreciation and amortization expenses increased to $5.6 million or 5.6% of total revenues for the fiscal quarter ended October 2, 2001 from $0.7 million or 5.0% of total revenues for the comparable 2000 period. The increase was primarily attributable to depreciation on company-owned stores acquired during 2000 and depreciation on assets acquired pursuant to the Einstein Acquisition.

Interest expense, net for the fiscal quarter ended October 2, 2001 increased to $12.1 million, or 12.1% of total revenues from $0.4 million or 3.3% of total revenues for the comparable 2000 period. The increase was primarily the result of interest and related borrowing costs incurred on debt associated with the Einstein Acquisition.

Net Income/(Loss)

Net loss for the fiscal quarter ended October 2, 2001 was $9.9 million compared to net income of $3.1 million for the comparable 2000 period. The decrease in net income is primarily the result of increases in general and administrative expenses of $8.0 million, depreciation of $5.0 million and additional borrowing costs associated with the Einstein Acquisition totaling $11.2 million which were offset in part by a $13.6 million increase in gross margin predominantly attributable to store operations resulting from the Einstein Acquisition and a decline of approximately $2.0 million in income tax benefit realized for the 2000 period.

Year to Date Period Ended October 2, 2001 Compared to Year to Date Period Ended September 24, 2000

Revenues. Total revenues increased 314.1% to $136.2 million for the year to date period ended October 2, 2001 from $32.9 million for the comparable 2000 period. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's NY Bagel brands acquired in June 2001. Retail sales increased 1404.4% to $114.3 million or 83.9% of total revenues for the year to date period ended October 2, 2001 from $7.6 million or 23.1% of total revenues for the comparable 2000 period. The increase was attributable to the addition of 458 company-owned stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues decreased 11.7% to $17.4 million or 12.8% of total revenues for the year to date period ended October 2, 2001 from $19.7 million or 59.9% of total revenues for the comparable 2000 period. The decrease in manufacturing revenues was primarily the result of the Company's decision to outsource its low-margin distribution business (which had been included in manufacturing revenues in the 2000 period). Franchise related revenues decreased 19.2% to $4.5 million or 3.3% of total revenues for the year to date period ended October 2, 2001 from $5.6 million or 17.0% of total revenues for the comparable 2000 period. The decrease in franchise related revenues reflects a lower store base in the year to date period ended October 2, 2001, in part, resulting from Management's decision to terminate certain franchisees whose operations did not comply with the Company's policies.

Costs and Expenses

Cost of Sales as a percentage of related manufacturing and retail sales increased to 84.1% for the year to date period ended October 2, 2001 from 81.4% for the comparable 2000 period. The increase primarily resulted from a shift in sales mix towards retail store revenues.

General and administrative expenses increased to $16.0 million for the year to date period ended October 2, 2001 from $4.9 million for the comparable 2000 period. The increase was primarily the result of assumption of certain costs resulting from the Einstein Acquisition, compensation charges for the unauthorized bonus payments as well as the cost of certain legal settlements relating to litigation with former franchisees. General and administrative expenses expressed as a percentage of total revenues declined to 11.7% of total revenues for the year to date period ended October 2, 2001 from 14.8% of total revenues for the comparable 2000 period. The decline is the result of the higher revenue base during the 2001 year to date period.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $9.4 million or 6.9% of total revenues for the year to date period ended October 2, 2001 from $5.8 million or 17.7% of total revenues for the comparable 2000 period. The increase was primarily the result of the increase in gross margin approximating $14.7 million offset by a corresponding increase in general and administrative expenses of approximately $11.1 million.

Depreciation and amortization expenses increased to $8.0 million or 5.8% of total revenues for the year to date period ended October 2, 2001 from $1.8 million or 5.6% of total revenues for the comparable 2000 period. The increase was primarily attributable to depreciation on company-owned stores acquired during 2000 and depreciation on assets acquired in the Einstein Acquisition.

Provision for integration and reorganization costs was $4.4 million or 3.2% of total revenues for the year to date period ended October 2, 2001. There was no such charge for the comparable 2000 period. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

Noncash charge in connection with the realization of assets was $2.8 million or 2.1% of total revenues for the year to date period ended October 2, 2001. There was no such charge for the comparable 2000 period. The charge resulted from management's evaluation of long-lived assets in accordance with FAS 121.

Interest expense, net for the year to date period ended October 2, 2001 increased to $15.7 million, or 11.5% of total revenues from $1.4 million or 4.2% of total revenues for the comparable 2000 period. The increase was primarily the result of interest and related borrowing costs incurred on debt associated with the Einstein Acquisition.

Permanent impairment in the value of investments was $5.8 million, or 4.3% of total revenues for the year to date period ended October 2, 2001. There was no such charge in the comparable 2000 period. The charge reflects Management's estimate of the proceeds the Company will receive from the bankruptcy estate of Einstein Noah Bagel Corp. on account of its investment in certain debentures of Einstein Noah Bagel Corp.

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

Net Income/(Loss)

Net loss for the year to date period ended October 2, 2001 was $28.7 million compared to net income of $4.5 million for the comparable 2000 period. The decrease in net income is primarily a result of the non-cash charges for impairment in the value of investments, store closing and reorganization costs, and the non-cash charge in connection with the realization of assets as well as the allocation of earnings to the minority interest which were offset in part by improved operating income derived from company store operations as the result of the Einstein Acquisition.

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

At October 2, 2001 the Company had a working capital deficit of $21.0 million compared to a working capital surplus of $16.5 million at December 31, 2000. The decline results from additional liabilities assumed and debt incurred in connection with the Einstein Acquisition.

The Company had net cash used in operating activities of $0.3 million for the year to date period ended October 2, 2001 compared with net cash provided by operating activities of $4.4 million for the comparable 2000 period. The decrease in cash provided by operating activities was attributable to changes in operating assets and liabilities related to the Einstein Acquisition.

The Company had net cash used in investing activities of $188.2 million for the year to date period ended October 2, 2001 compared with net cash used in investing activities of $21.3 million for the comparable 2000 period. The increase in cash used in investing activities was attributable to the Company's investment in debt securities and the Einstein Acquisition.

The Company had net cash provided by financing activities of $195.4 million for the year to date period ended October 2, 2001 compared with net cash provided by financing activities of $18.2 million for the comparable 2000 period. The increase in cash provided by financing activities relates to the issuance of preferred stock, proceeds from sale of an interest in an affiliated entity and proceeds from borrowings in connection with the Einstein Acquisition during 2001.

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

                                        New World Restaurant Group, Inc.

Date:  May 31, 2002

                                           /s/ Anthony Wedo
                                        ----------------------------------------
                                        By: Anthony Wedo
                                        Chief Executive Officer
                                        Principal Executive Officer
                                        (Principal Accounting Officer)