Form 10-K
period 2002-01-01
NEW WORLD RESTAURANT GROUP INC
filed 2002-05-31
CIK 949373

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 1, 2002

                                       OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27148
                        NEW WORLD RESTAURANT GROUP, INC.
                (Name of Registrant as Specified in its Charter)

                DELAWARE                                13-3690261
      (State or Other Jurisdiction                   (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

               246 INDUSTRIAL WAY WEST, EATONTOWN, NJ    07724
              (Address of Principal Executive Offices) (Zip Code)

                                 (732) 544-0155
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. /_/

      The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the closing sale price as reported on the Over-the-Counter Bulletin Board on May 14, 2002 was $4,512,666.

      As of May 14, 2002, 17,481,394 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                        NEW WORLD RESTAURANT GROUP, INC.

                                    FORM 10-K

                                      INDEX


PART I.......................................................................1

ITEM 1.  BUSINESS............................................................1

ITEM 2.  PROPERTIES..........................................................8

ITEM 3.  LEGAL PROCEEDINGS...................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................9

PART II.....................................................................10

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS............................................................10

ITEM 6.  SELECTED FINANCIAL DATA............................................11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES..............................................21

PART III....................................................................21

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................21

ITEM 11. EXECUTIVE COMPENSATION.............................................23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................29

PART IV.....................................................................31

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....31

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "forecast", "estimate", "project", "intend" "expect", "should", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Business-Risk Factors Relating to the Operation of our Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors Relating to our Financial Condition", which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Except as may be required by law, we do not undertake, and specifically disclaim any obligation, to publicly update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


                                     PART 1

ITEM 1.   BUSINESS

GENERAL

      We are a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States. With 761 locations in 34 states, we operate and license locations primarily under the Einstein Bros. and Noah's New York Bagels ("Noah's") brand names and franchise locations primarily under the Manhattan Bagel ("Manhattan") and Chesapeake Bagel Bakery ("Chesapeake") brand names. Our locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offer a cafe experience with a neighborhood emphasis. As of May 14, 2002, our retail system consisted of 468 company-operated locations and 293 franchised and licensed locations. We also operate three dough production facilities and one coffee roasting facility.

      The first company-operated New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, we acquired the stock of Manhattan Bagel Company, Inc. On August 31, 1999, we acquired the assets of Chesapeake Bagel Bakery. On June 19, 2001, we acquired the assets of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein Noah Bagel Partners, L.P. (collectively, "Einstein").

      We are a Delaware corporation and were organized in November 1992.

INDUSTRY OVERVIEW

      The U.S. market for the daytime restaurant business is currently estimated at approximately $200 billion, according to industry research. This market is growing as the changing dynamics in consumer demand have driven an increase in the percentage of food eaten away from home from 25% in 1955 to 44% in 1996. This percentage is expected to grow to 53% by 2010. Industry sources estimate that the quick casual segment of the market is currently approximately $5.7 billion.

      We believe that quick casual is one of the most rapidly growing segments of the restaurant industry. We believe the growth in this segment is driven by the aging baby boomer population, which has resulted in a more sophisticated, more demanding customer base willing to pay for (i) higher quality, fresh, made-to-order foods, (ii) a pleasant environment serving as a neighborhood gathering place and (iii) higher quality, speedy service in a convenient location.

      The bagel bakery market has evolved in recent years through (i) a consolidation of the major chains and (ii) a repositioning of the successful chains from a limited focus on the breakfast daypart to a much broader positioning as casual breakfast and lunch providers. These chains have expanded their menu offerings to include sandwiches on a variety of breads, salads, soups, and premium coffees and other cafe beverages and desserts. This repositioning has enabled the chains to leverage their physical facilities as well as their existing base of customers and has resulted in a more profitable, growth-oriented model. Our Einstein Bros. brand has been in the forefront of this industry repositioning.

BUSINESS STRATEGY

      IMPLEMENT COST-SAVINGS PROGRAMS. Currently, we are implementing certain programs relating to the acquisition of the assets of Einstein that are expected to result in cost savings through integration of production, distribution, purchasing and general and administrative expenses. We expect to recognize the full benefit of these savings during fiscal 2002. In addition, we intend to increase sales through the expansion of our lunch daypart and new location growth, primarily through franchising and licensing.

      INCREASE SALES THROUGH DAYPART EXPANSION. We intend to grow our business by continuing to focus on expanding our dayparts. We believe we have an attractive opportunity to grow our lunch daypart to take advantage of the largest segment of the restaurant industry. Specifically, we plan to launch product initiatives to expand our selection of gourmet sandwiches, introduce hot lunch offerings and broaden our selection of desserts and premium beverages. We plan to launch additional service initiatives to improve location-level through-put and speed of service. We plan to introduce marketing initiatives to increase frequency, build check average and enhance reach.

      PURSUE DISCIPLINED PORTFOLIO GROWTH. We added one new Einstein Bros. company-operated location during the first quarter of 2002, and plan to add an additional nine in the second half of 2002. We have a strong platform for growth through franchising and licensing as a result of our strong unit economics and solid positioning within the quick casual restaurant segment. We plan to launch a franchise program for our Einstein Bros. brand at the end of the second quarter of 2002, and we anticipate attracting two large area development franchise partners during the second half of 2002. We expect to grow our licensed locations to 30 by the end of 2002 (of which 14 are currently operational). By growing our portfolio with experienced, well capitalized operators, we expect to continue to build our leadership position in the quick casual segment of the restaurant industry.

RESTAURANT OPERATIONS

      We operate, franchise or license 761 locations under our Einstein Bros., Noah's, Manhattan, Chesapeake, New World Coffee and Willoughby's Coffee & Tea brands. We expect to grow our restaurant operations primarily through our Einstein Bros. brand.

      EINSTEIN BROS. There are presently 369 company-operated and 12 licensed Einstein Bros. locations in 39 Designated Marketing Areas ("DMAs") nationwide. The average Einstein Bros. location is approximately 2,200 to 2,500 square feet in size with over 40 seats and is located in a neighborhood or regional shopping center. We use sophisticated fixtures and materials in the brand's design to create a store environment that is consumer friendly, inviting and reflective of the brand's personality and strong neighborhood identity, and which visually reinforces the distinctive difference between the brand's quick casual positioning and that of quick service restaurants. Einstein's menu specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on breads such as challah, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other cafe beverages.

      NOAH'S NEW YORK BAGELS. There are presently 83 company-operated and two licensed Noah's locations in six DMAs on the West Coast. The average Noah's location is approximately 1,400 to 1,800 square feet in size with over 20 seats, and is located in urban neighborhoods or regional shopping centers. We use elaborate tile work and wood accents in the brand's design to create an environment whimsically reminiscent of a Lower East Side New York deli, which reinforces the brand's urban focus with an emphasis on the authenticity of a New York deli experience. Noah's menu specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made to order deli style sandwiches, including such favorites as pastrami, corned beef and roast beef piled high on fresh breads baked on location daily, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other cafe beverages.

      MANHATTAN BAGEL/CHESAPEAKE BAGEL BAKERY. There are presently 221 Manhattan locations in 68 DMAs nationwide and 53 Chesapeake locations most of which are in five DMAs on the East Coast. The average Manhattan and Chesapeake location is approximately 1,500 to 1,800 square feet with 20 to 40 seats and is primarily located in urban neighborhoods or regional shopping centers. Manhattan and Chesapeake stores are designed to combine the authentic atmosphere of a bagel bakery with the comfortable setting of a neighborhood meeting place. The locations offer up to 23 varieties of fresh baked bagels, as well as bagel sticks and bialys and up to 15 flavors of cream cheese, an extensive variety of breakfast and lunch sandwiches, salads, soups, coffees and cafe beverages, soft drinks and desserts.

      NEW WORLD COFFEE/WILLOUGHBY'S COFFEE & TEA. There are presently 21 New World Coffee and Willoughby's Coffee & Tea locations in five DMAs in the northeastern United States. The locations are designed using natural materials and warm lighting to create the comfortable atmosphere of an inviting neighborhood cafe. The locations offer up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, a broad range of Italian-style beverages, such as espresso, cappuccino, cafe latte, cafe mocha and espresso machiato, along with an extensive variety of primarily breakfast and dessert items meant to complement the beverage offerings.

SOURCING, MANUFACTURING & DISTRIBUTION

      We believe that controlling the manufacture and distribution of our key products is an important element in ensuring both quality and profitability. To support this strategy, we have developed proprietary formulations, invested in processing technology and manufacturing capacity, and aligned ourselves with strategic suppliers.

      DOUGH PRODUCTION. We have significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough to produce a high-quality product more commonly associated with smaller bakeries. We believe this system enables locations to provide consumers with a variety of consistent, superior products. We currently operate dough manufacturing facilities in Eatontown, NJ, Whittier, CA, and Los Angeles, CA and have a supply contract with Harlan Bakery in Avon, IN that produces dough to our specifications for part of the Einstein Bros. brand. We have recently increased the production of our Whittier facility and now supply our Fort Worth and Denver hubs, which were previously supplied by Harlan. We are in the process of expanding the Whittier facility, which will enable us to supply our West Coast Manhattan locations and to close our duplicative Los Angeles facility. In addition, we are currently considering consolidating Harlan and Eatontown into one production facility.

      COFFEE PRODUCTION. We purchase only the highest quality grades of Arabica coffee available from the best crops and make purchase commitments on the basis of quality, taste and availability. We have long-standing relationships with coffee brokers, allowing us access to the world's best green coffees. Our roasting processes vary based upon the variety, origin and physical characteristics of the coffee and are designed to develop the optimal flavor and aromatics of each coffee.

      DISTRIBUTION. We currently utilize a single national distributor to distribute frozen dough and other materials to our locations. Our current agreement with our national distributor expires August 2, 2002, and we are in the process of contracting with large regional custom distributors for distribution thereafter. By contracting with distributors, we are able to eliminate investment in distribution systems and to focus our managerial and financial resources on cost savings, quality control and production efficiencies. The distributors pick up frozen dough throughout the week from the plants and deliver to our locations. Virtually all other supplies for retail operations, including cream cheese, paper goods, meats and smallwares, are contracted for by us and delivered by the vendors to our distributors for delivery to the locations. The individual locations order directly from the distributors two to three times per week.

MARKETING

      Our marketing programs generally target specific markets and regions, making extensive use of local promotional media. Local marketing efforts may include print advertising and radio and television promotions.

      Company-operated and franchised locations are generally required to purchase local advertising and to contribute to the respective brand's marketing fund, which provides the locations with marketing support, including in-store point of purchase and promotional materials. Print and other mass media advertising is utilized to increase consumer interest and build sales.

FRANCHISE AND LICENSING PROGRAMS

      We began our licensing program for our Einstein Bros. brand in April 2001. We have since entered into licensing agreements with Aramark and Sodexho to develop university and college campus locations and other locations. We have 14 licensed locations open currently and expect to have 30 licensed locations by the end of 2002. We have also entered into a license agreement with Concessions, Inc. to develop our brand at airport locations. Our first location under such agreement opened at Detroit Metro Airport in the first quarter of 2002. The licensing program typically requires the payment of an upfront license fee of $12,500 and continuing royalties of 7.0% of sales from each location. The licensees are required to buy all their proprietary products from sources approved by us.

      We have a substantial franchise base primarily in our Manhattan and Chesapeake brands that generates a recurring revenue stream through fee and royalty payments. Our franchise base provides us with the ability to grow our brands with a minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. We intend to launch a broad-based franchising program for the Einstein Bros. brand at the end of the second quarter of 2002. Our strategy is to seek a limited number of experienced, well capitalized franchise partners who would pay a non-refundable fee and commit to develop a substantial number of locations on an agreed upon development schedule, which would allow for growth in a controlled and disciplined manner. In the event the development schedule is not adhered to, the franchise partner will lose development exclusivity in the territory. We may, from time to time, sell company-operated locations to franchisees to seed franchise territories.

MANAGEMENT INFORMATION SYSTEMS

      Each company-operated location has computerized cash registers to collect point-of-sale transaction data, which is used to generate pertinent marketing information, including product mix and average check. All product prices are programmed into the system from our corporate office.

      Our in-store personal computer-based management support system is designed to assist in labor scheduling and food cost management, to provide corporate and retail operations management quick access to retail data and to reduce store managers' administrative time. The system supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each fiscal period.

TRADEMARKS AND SERVICE MARKS

      Our rights in our trademarks and service marks ("Marks") are a significant part of our business. We are the owners of the federal registration of the "Einstein Bros.," "Noah's New York Bagels," "Manhattan Bagel," "Chesapeake Bagel Bakery," "New World Coffee" and "Willoughby's Coffee & Tea" Marks. Some of our Marks are also registered in several foreign countries. We are aware of a number of companies that use various combinations of words in our Marks, some of which may have senior rights to ours for such use, but none of which, either individually or in the aggregate, are considered to materially impair the use of our Marks. It is our policy to defend our Marks and the associated goodwill from encroachment by others. The Marks listed above represent the brands of the retail outlets that we own. We also own numerous other Marks related to our business.

COMPETITION

      The restaurant industry is intensely competitive, and there are many well established competitors with substantially greater financial and other resources. We currently compete in the quick casual segment with Panera Bread Company, and to a lesser extent with smaller regional chains such as Corner Bakery. We also compete within each market with other national and regional chains as well as locally owned restaurants, not only for consumers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees. In addition to our current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the markets in which we currently operate or intend to expand at any time and compete directly against us. We believe that our consumers choose among restaurants primarily on the basis of product quality, service and convenience and, to a lesser extent, on price.

GOVERNMENT REGULATION

      Each of our locations is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the store is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of locations for an indeterminate period of time or third-party litigation. Our manufacturing, commissary and distribution facilities are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

      In addition, our franchise operations are subject to Federal Trade Commission regulation and various state laws, which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities.

EMPLOYEES

      As of May 14, 2002, we had 7,966 employees, of whom 7,616 were store personnel, 148 were plant and support services personnel, and 202 were corporate personnel. Most store personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our employees are not represented by a labor organization. We believe that our employee relations are good.

RISK FACTORS RELATING TO THE OPERATION OF OUR BUSINESS

      WE FACE POTENTIAL REGULATORY SANCTIONS AND CIVIL AND CRIMINAL PENALTIES AND CLAIMS FOR MONETARY DAMAGES AND OTHER RELIEF.

      The Securities and Exchange Commission has initiated an informal investigation relating to the reasons for our delay in filing this Form 10-K and the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold E. Novack. We are cooperating fully with the Commission's informal investigation. We are also cooperating fully with a recent Department of Justice inquiry relating to the above-referenced issues.

      We have been notified by Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., holders of our Series F Preferred Stock, that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of our stock. Although the Special Situations Funds have not initiated any legal proceedings against us, they may do so.

      Given the early stage of these matters, we cannot predict their outcome. However, we cannot assure you that we will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on our business, prospects and financial condition.

      WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE EINSTEIN BROS. BUSINESS AND NEW WORLD.

      The acquisition of the assets of Einstein has placed and continues to place a significant demand on our management team and on our operating systems and resources. In order to manage the integration of the Einstein Bros. business, we must continue to develop, implement and improve our operational systems, procedures and controls on a timely basis. There is no guaranty we will be successful in such efforts. In addition, there can be no guarantee that the acquisition and integration will result in the anticipated cost savings. There may be significant costs associated with our integration efforts.

      WE ARE VULNERABLE TO FLUCTUATIONS IN THE COST, AVAILABILITY AND QUALITY OF OUR INGREDIENTS.

      The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have no control over fluctuations in the price of commodities, and no assurance can be given that we will be able to pass through any cost increases to our customers. We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. All of these factors could adversely affect our business and financial results.

      WE HEAVILY DEPEND ON OUR SUPPLIERS AND DISTRIBUTORS.

      We currently purchase our raw materials from various suppliers. Though to date we have not experienced any difficulties with our suppliers, our reliance on our suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

      We currently utilize a single national distributor to distribute frozen dough and other materials to our locations. Our current agreement with that distributor expires August 2, 2002, and we are obligated to pay the distributor in respect of a portion of the unamortized $5 million investment made by the distributor at the inception of our original agreement and a reduced amount of outstanding trade payables and other previously accrued charges, the aggregate sum of $12 million, $3.9 million of which has already been paid and $8.1 million of which is payable in installments through March 2003. We are in the process of contracting with large regional custom distributors to replace our current national distributor. Our failure to engage the services of new distributors prior to August 2, 2002 would result in a significant disruption in our operations and could have a material adverse effect on our business, financial condition and results of operations.

      WE FACE THE RISK OF INCREASING LABOR COSTS THAT COULD ADVERSELY AFFECT OUR PROFITABILITY.

      We are dependent upon an available labor pool of unskilled employees, many of whom are hourly employees whose wages may be impacted by an increase in the federal or state minimum wage. Numerous proposals have been made on state and federal levels to increase minimum wage levels. Although few, if any, of our employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash available to service our debt obligations if we are unable to recover these increases by raising the prices we charge our consumers.

      WE ARE VULNERABLE TO CHANGES IN CONSUMER PREFERENCES AND ECONOMIC CONDITIONS THAT COULD HARM OUR FINANCIAL RESULTS.

      Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business, prospects, financial condition, operating results or cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

      THERE IS INTENSE COMPETITION IN THE RESTAURANT INDUSTRY.

      Our industry is intensely competitive and there are many well established competitors with substantially greater financial and other resources. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. In addition, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist.

      WE FACE THE RISK OF ADVERSE PUBLICITY AND LITIGATION IN CONNECTION WITH OUR OPERATIONS.

      We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to claims from time to time, and although these claims have not historically had a material impact on our operations, a significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

      WE RELY IN PART ON OUR FRANCHISEES.

      We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees.

      WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION.

      Each of our locations is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which it is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on us and the results of our operations.

      In addition, our franchise operations are subject to regulation by the Federal Trade Commission. Our franchisees and we must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to our business. The failure to comply with federal, state and local rules and regulations would have an adverse effect on our franchisees and us.

      Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we are not aware of any environmental conditions that require remediation by us under federal, state or local law at our properties, we have not conducted a comprehensive environmental review of our properties or operations and no assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

      WE MAY NOT BE ABLE TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS.

      We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights.

ITEM 2.  PROPERTIES

      As of May 14, 2002, we and our franchisees and licensees operated 761 locations as follows:


STATE                             COMPANY-OPERATED FRANCHISED/LICENSED  TOTAL
-----                             ---------------- -------------------  -----
Alabama........................          -                  2              2
Arizona........................         20                  1             21
California.....................         89                 24            113
Colorado.......................         27                  2             29
Connecticut....................          5                  5             10
Delaware.......................          2                  4              6
District of Columbia...........          1                  5              6
Florida........................         46                 26             72
Georgia........................         14                  8             22
Illinois.......................         35                  1             36
Indiana........................         11                  -             11
Kansas.........................         11                  -             11
Maryland.......................         13                 14             27
Massachusetts..................          4                  2              6
Michigan.......................         19                  3             22
Minnesota......................         10                  1             11
Missouri.......................         17                  1             18
Nevada.........................          9                  2             11
New Hampshire..................          1                  -              1
New Jersey.....................          5                 49             54
New Mexico.....................          5                  -              5
New York.......................          5                 30             35
North Carolina.................          2                 13             15
Ohio...........................         13                  4             17
Oklahoma.......................          8                  -              8
Oregon.........................          6                  -              6
Pennsylvania...................         15                 54             69
South Carolina.................          -                  4              4
Texas..........................         23                  5             28
Utah...........................         21                  -             21
Virginia.......................         14                 30             44
Washington.....................          5                 --              5
West Virginia..................          -                  1              1
Wisconsin......................         14                  2             12
                                     -----              -----          -----
      Total....................        468                293            761

      Information with respect to our headquarters, training and production facilities as of May 14, 2002 is presented below:


LOCATION                  FACILITY                                   SIZE
--------                  --------                                   ----
Eatontown, NJ(1).......   Headquarters, Support/Training Center,     101,000 sq. ft.
                          Production Facility
Golden, CO(2)..........   Headquarters, Support Center, Test Bakery   46,400 sq. ft.
Whittier, CA(3)........   Production Facility                         56,640 sq. ft.
Los Angeles, CA(4).....   Production Facility                         24,000 sq. ft.
Greenville, SC(5)......   Production Facility                         12,500 sq. ft.

----------
(1) This facility is leased. Lease term ends January 31, 2005 and is subject to two five-year extension options.
(2)  This facility is leased through May 31, 2007.

(3) This facility is leased with an initial lease term through November 30, 2005 with two five-year extension options.
(4) This facility is leased, with an initial lease term through April 30, 2007 and two five-year extension options.
(5) This facility is located on a 1.45 acre parcel of land owned by us. This facility is not currently in operation.


ITEM 3.  LEGAL PROCEEDINGS

      We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees. We do not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on our business, results of operations or financial condition.

      On April 3, 2002, we were notified by the Securities and Exchange Commission that the Commission is conducting an informal investigation into the resignation of our former Chairman, R. Ramin Kamfar, the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing this Form 10-K. We are cooperating fully with the investigation. We are also cooperating fully with a recent Department of Justice inquiry relating to these issues.

      We have also been notified by Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., holders of our Series F Preferred Stock, that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of our stock. Although the Special Situations Funds have not initiated any legal proceedings against us, they may do so.

      Given the early stage of these matters, we cannot predict their outcome. However, we cannot assure you that we will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on our business, prospects and financial condition.

      On February 23, 2000, New World Coffee of Forest Hills, Inc., one of our franchisees, filed a demand for arbitration with the American Arbitration Association (AMERICAN ARBITRATION ASSOCIATION, NEW YORK, NEW YORK, CASE NO. 13-114-237-00) against us alleging fraudulent inducement and violations of New York General Business Law Article 33. The franchisee seeks damages in the amount of $750,000. We have asserted a counterclaim in the arbitration seeking amounts owed under the franchisee's franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000. An arbitrator has been selected and document exchange is complete. Hearings were scheduled for June 2002, but have been postponed by order of the arbitrator.

      On April 5, 2000, Benjamin A. Allen and Allen Foods, Inc., one of our franchisees, filed a complaint against us in the U.S. District Court for the Southern District of New York (UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, CASE NO. 00 CIV. 2310) alleging RICO violations and fraudulent inducement. The franchisee sought monetary damages in the amount of $1,000,000 and injunctive and declaratory relief. We moved to dismiss the RICO claims. The RICO claims were dismissed, but the franchisee was given the opportunity to file an amended complaint. The franchisee filed an amended complaint that seeks damages in an unspecified amount along with injunctive and declaratory relief based on allegations of RICO violations and fraudulent inducement. We have moved to dismiss all of the claims in the amended complaint, which motion is pending. No discovery has been conducted.

      On December 28, 2001, Robert Higgs, one of our franchisees, filed a complaint against us and our officers and agents in New Jersey (SUPERIOR COURT OF NEW JERSEY, CASE NO. OCN-L-2153-99) alleging breach of contract, breach of fiduciary duties and tortious interference with contract and business opportunities. The franchisee seeks damages in an unspecified amount, punitive damages, costs and attorneys' fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 19, 2001, at our annual stockholders' meeting, our stockholders (i) elected Keith Barket (11,601,368 shares in favor and 157,968 shares against) and Edward McCabe (11,601,368 shares in favor and 157,968 shares against) as Class II directors to serve until the 2004 annual meeting of stockholders and until their successors are duly elected and qualified and (ii) ratified the appointment of Arthur Andersen, LLP as our independent auditors for the fiscal year ending January 1, 2002 (11,625,153 shares in favor, 112,495 shares against and 21,688 abstained).


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is currently trading in the "pink sheets." On May 22, our Common Stock was removed from the eligible list on the OTC Bulletin Board for a failure to comply with NASD Rule 6530, which resulted from our failure to timely file this Form 10-K. Prior to May 22, 2002, our Common Stock was quoted on the OTC Bulletin Board under the symbol "NWCI.OB". We plan to pursue reinstatement on the OTC Bulletin Board, although we cannot assure you that we will be reinstated. Prior to November 27, 2001, our Common Stock was quoted on the Nasdaq National Market under the symbol "NWCI".

      Effective November 27, 2001, our Common Stock was delisted from the Nasdaq National Market. We received a Nasdaq Staff Determination on September 7, 2001 asserting violations of two rules relating to stockholder approval for equity issuances and that our Common Stock was subject to delisting. We appealed the Staff Determination at a hearing before the Nasdaq Listings Qualifications Panel on October 18, 2001. The Panel issued a ruling on October 30, 2001 that cited conditions for maintaining our listing and provided us with an extension of time until November 19, 2001 to attempt to satisfy them. We timely appealed the October 30, 2001 ruling, while simultaneously endeavoring to satisfy the conditions imposed by the Panel. We were not able to satisfy all of the conditions prior to the November 19, 2001 deadline and sought additional time to attempt to satisfy them, a request that the Panel denied. The Panel subsequently informed us by letter that, effective November 27, 2001, our stock would be delisted. The Panel cited both corporate governance violations and public interest concerns as separate and independent bases for its ultimate determination.

      The following table sets forth the range of high and low closing sale prices (as quoted on the OTC Bulletin Board or Nasdaq National Market, as applicable) for our Common Stock for each fiscal quarter during the periods indicated.


FISCAL 2001                                                   HIGH      LOW
-----------                                                   ----      ---

First Quarter (From January 1, 2001 to April 1, 2001)         $2.31     $1.00
Second Quarter (From April 2, 2001 to July 3, 2001)           $1.60     $0.88
Third Quarter (From July 4, 2001 to October 2, 2001)          $1.22     $0.50
Fourth Quarter (From October 3, 2001 to January 1, 2002)      $0.51     $0.20


FISCAL 2000                                                   HIGH      LOW
-----------                                                   ----      ---

First Quarter (From December 27, 1999 to March 26, 2000)      $3.81     $1.97
Second Quarter (From March 27, 2000 to June 25, 2000)         $3.38     $1.81
Third Quarter (From June 26, 2000  to September 24, 2000)     $2.13     $1.66
Fourth Quarter (From September 25, 2000 to December 31, 2000) $1.69     $0.88

      On May 14, 2002, the closing price for our Common Stock as reported by the OTC was $0.30 per share.

      As of May 14, 2002, there were approximately 370 holders of record of our Common Stock. This number does not include individual stockholders who own Common Stock registered in the name of a nominee under nominee security listings.

      We have not declared or paid any cash dividends since our inception. We do not intend to pay any cash dividends in the foreseeable future and we are precluded from paying cash dividends on our Common Stock under our financing agreements.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected historical financial and operating data on a consolidated basis at December 28, 1997, December 27, 1998, December 26, 1999, December 31, 2000 and January 1, 2002 and for the fiscal years then ended. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.


                                                         FISCAL YEAR ENDED
                                 ---------------------------------------------------------------
                                 DECEMBER 28, DECEMBER 27, DECEMBER 26,  DECEMBER 31, JANUARY 1,
                                     1997        1998         1999          2000        2002
                                 ------------ ------------ ------------  ------------ ----------
                                          (Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues .....................   $  15,868    $  17,283    $  39,925    $  45,723    $ 236,020
Cost of sales ................      13,139       12,464       27,948       31,045      190,530
General and administrative
expenses .....................       2,979        3,462        6,137        6,694       25,386
Depreciation and amortization        2,281        1,464        2,249        2,774       13,442
Provision for store closings
and reorganization costs .....         300        2,224         --           --          4,391
Noncash charge in connection
with the realization of
   assets ....................       3,481        4,235         --           --          2,800
     Operating income (loss) .      (6,312)      (6,566)       3,591        5,210         (529)
Net interest expense .........         425          926        1,407        1,960       28,490(1)
Gain (loss) on sale of
investments ..................        --           --           --           (339)         241
Permanent impairment in the
value of investments .........        --           --           --           --          5,806
Income before income taxes and
minority interest ............      (6,737)      (7,492)       2,184        2,911      (34,584)
Provision for income taxes ...        --           --           --         (3,100)         167
Minority interest ............        --           --           --           --          1,578
Extraordinary item ...........        --           --           (240)        --           --
     Net income (loss) .......   $  (6,737)   $  (7,492)   $   2,424    $   6,011    $ (36,329)
                                 =========    =========    =========    =========    =========
Net income (loss) per
share-basic ..................   $   (1.60)   $   (1.09)   $    0.24    $    0.32    $   (3.24)
Net income (loss) per
share-diluted ................       (1.60)       (1.09)        0.23         0.29        (3.24)

OTHER FINANCIAL DATA:
EBITDA(2) ....................   $    (250)   $   1,357    $   5,840    $   7,984    $  20,105
Depreciation and amortization        2,281        1,464        2,249        2,774       13,442
Capital expenditures .........       2,140          836        1,432          335        2,670

BALANCE SHEET DATA (AT END OF
PERIOD):
Cash and cash equivalents ....   $   1,149    $   5,270    $   2,880    $   2,271    $  14,238
Net property, plant and
equipment ....................       6,687        6,890        7,018        6,970      115,362
Total assets .................      13,976       38,093       44,025       65,699      305,858
Long-term debt ...............       2,408       13,531       15,557       13,690      120,536
Total shareholders' equity ...       7,906        8,943       12,372       26,733       26,934

--------------
(1) Interest expense for fiscal 2001 is comprised of approximately $12.7 million of interest paid or payable in cash and noncash interest expense of approximately $15.8 million resulting from the amortization of debt discount, debt issuance costs and the amortization of warrants issued in connection with debt financings.
(2) EBITDA is defined as income (loss) from operations before restructuring and non-recurring charges plus depreciation and amortization. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indicators of operating performance, such as cash flow from operating activities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States. With 761 locations in 34 states, we operate and license locations primarily under the Einstein Bros. and Noah's brand names and franchise locations primarily under the Manhattan and Chesapeake brand names. Our locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offer a cafe experience with a neighborhood emphasis. As of May 14, 2002, our retail system consisted of 468 company-operated locations and 293 franchised and licensed locations. We also operate three dough production facilities and one coffee roasting facility.

      On June 19, 2001, we purchased (the "Einstein Acquisition") substantially all of the assets of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, "Einstein"). Einstein was the largest bagel bakery chain in the United States, with 463 stores, nearly all of which are company-operated. The Einstein Acquisition was made pursuant to an asset purchase agreement entered into by us as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001, in the Einstein bankruptcy case. The purchase price was $160 million in cash plus the assumption of certain liabilities, subject to adjustment in the event that assumed current liabilities (as defined under the asset purchase agreement) exceed $30 million. The acquisition was accounted for using the purchase method of accounting.

      In January and March 2001, we issued Series F Preferred Stock and warrants to purchase our Common Stock and equity in a newly formed affiliate, Greenlight New World, L.L.C. The aggregate net proceeds of those financings of approximately $32.9 million were used to purchase Einstein bonds and pay related costs. In June 2001, we issued additional Series F Preferred Stock and warrants to purchase our Common Stock for aggregate net proceeds of $23.8 million, which were used to fund a portion of the purchase price of the Einstein Acquisition. In June 2001, we issued $140 million of Senior Increasing Rate Notes due 2003 (the "Notes") and warrants to purchase our Common Stock. The net proceeds of approximately $122.4 million were used to fund a portion of the purchase price of the Einstein Acquisition, to repay then-outstanding bank debt and for general working capital purposes. Also in June 2001, we obtained a $35 million asset-backed loan to a non-restricted subsidiary, EnbcDeb Corp., for net proceeds of $32.3 million, which were used to fund a portion of the purchase price of the Einstein Acquisition.

      As a result of the Einstein Acquisition and the related financing transactions, management believes that period-to-period comparisons of our operating results are not necessarily indicative of, and should not be relied upon as an indication of, future performance.

      In connection with the Einstein Acquisition, unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and former employees. A portion of those payments (approximately $1.0 million) was made in the third quarter of our fiscal year ended January 1, 2002 ("fiscal 2001") and the balance (approximately $2.5 million) in the first quarter ended April 2, 2002 ("Q1 2002"). All of these payments were originally recorded in our financial statements in the second and third quarters of fiscal 2001 as part of the acquisition costs associated with the Einstein Acquisition and as a restructuring charge. We have revised the results for those quarters so as to reverse that treatment. The aggregate of such payments (including $1.0 million in the third quarter of fiscal 2001 and $2.5 million in Q1 2002) has been or will be, as the case may be, recorded as general and administrative expense in the respective quarters. Subsequent to the dates of such payments, an aggregate of $2.5 million of such payments was offset against payments to be made in connection with the separation of certain officers and employees from our company. With respect to that portion of the unauthorized bonus payments that has not been repaid or offset plus certain other unauthorized payments that have not been recovered of $0.2 million, or an aggregate of $1.2 million, we have recorded a receivable from the former officer. Based on our evaluation of the collectability of this receivable amount, we have recorded an allowance for uncollectable receivable with a corresponding charge to bad debt expense in the quarters in which the payments occurred.

      An additional aggregate amount of $3.4 million, primarily relating to operating and financing related expenses, was originally recorded in our financial statements in the second and third quarters of fiscal 2001 as a part of the acquisition costs associated with the Einstein Acquisition and as restructuring charges. We have revised our results for the first, second and third quarters of fiscal 2001 to appropriately record such items in the respective quarters in which they were incurred.

      We originally reported EBITDA for the first, second and third quarters of fiscal 2001 of $1.4 million, $2.6 million and $10.2 million, respectively. As a result of the above-described adjustments, we have revised our results for these quarters and EBITDA as revised is $0.9 million, $0.7 million and $7.9 million, respectively. EBITDA for the fourth quarter of fiscal 2001 was $10.7 million.

      Currently, we are implementing certain programs relating to the Einstein Acquisition that are expected to result in cost savings through integration of production, distribution, purchasing and general and administrative expenses. We expect to recognize the full benefit of these savings during fiscal 2002. In addition, we intend to increase sales through the expansion of our lunch day part and new location growth, primarily through franchising and licensing.

RESULTS OF OPERATIONS

      YEAR ENDED JANUARY 1, 2002 (FISCAL 2001) COMPARED TO YEAR ENDED DECEMBER 31, 2000 (FISCAL 2000)

      REVENUES. Total revenues increased to $236.0 million for fiscal 2001 from $45.7 million for fiscal 2000. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's NY Bagel brands acquired in June 2001. Retail sales increased to $206.2 million or 87.4% of total revenues for fiscal 2001 from $12.0 million or 26.2% of total revenues for fiscal 2000. The increase was attributable to the addition of 458 company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues decreased 7.8% to $24.0 million or 10.2% of total revenues for fiscal 2001 from $26.0 million or 56.9% of total revenues for fiscal 2000. The decrease in manufacturing revenues was primarily the result of our decision to outsource our low-margin distribution business, which had been included in manufacturing revenues in fiscal 2000. Franchise related revenues decreased 24.0% to $5.9 million or 2.5% of total revenues for fiscal 2001 from $7.7 million or 16.9% of total revenues for fiscal 2000. The decrease reflects a lower average franchise store base in fiscal 2001, in part, resulting from management's decision to terminate certain franchisees whose operations did not comply with the our policies.

      COSTS AND EXPENSES. Cost of sales is comprised of all store-level operating expenses other than depreciation, amortization and taxes. Cost of sales as a percentage of related manufacturing and retail sales increased to 82.8% for fiscal 2001 from 81.7% for fiscal 2000. The increase primarily resulted from a shift in sales mix towards retail store revenues.

      General and administrative expenses increased to $25.4 million for fiscal 2001 from $6.7 million for fiscal 2000. The increase was primarily the result of the assumption of certain costs resulting from the Einstein Acquisition. General and administrative expenses expressed as a percentage of total revenues declined to 10.8% of total revenues for fiscal 2001 from 14.6% of total revenues for fiscal 2000. The decline is the result of the higher revenue base during fiscal 2001.

      Depreciation and amortization expenses increased to $13.4 million or 5.7% of total revenues for fiscal 2001 from $2.8 million or 6.1% of total revenues for fiscal 2000. The increase was primarily attributable to depreciation on company-operated stores acquired during 2000 and depreciation on assets acquired in the Einstein Acquisition.

      Provision for integration and reorganization costs was $4.4 million or 1.9% of total revenues for fiscal 2001. There was no such charge for fiscal 2000. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

      Noncash charge in connection with the realization of assets was $2.8 million or 1.2% of total revenues for fiscal 2001. There was no such charge for fiscal 2000. The charge resulted from management's evaluation of long lived assets in accordance with SFAS 121.

      INCOME (LOSS) FROM OPERATIONS. Net loss from operations for fiscal 2001 was $0.5 million compared to net income from operations of $5.2 million for fiscal 2000. The decrease in net income from operations is primarily a result of store closing and reorganization costs and the non-cash charge in connection with the realization of assets. These charges were offset, in part, by operating income derived from the Einstein operations which were included in our results since the date of the Einstein Acquisition (June 19, 2001).

      Interest expense, net for fiscal 2001 increased to $28.5 million, or 12.1% of total revenues from $2.0 million or 4.3% of total revenues for fiscal 2000. The increase was primarily the result of interest and related costs incurred on debt incurred to finance the Einstein Acquisition. Interest expense for fiscal 2001 was comprised of approximately $12.7 million of interest paid or payable in cash and noncash interest expense of approximately $15.8 million resulting from the amortization of debt discount, debt issuance costs and the amortization of warrants issued in connection with debt financings.

      Permanent impairment in the value of investments was $5.8 million, or 2.5% of total revenues for fiscal 2001. There was no such charge in fiscal 2000. The charge is based on management's estimate of the proceeds we will receive from the bankruptcy estate of Einstein Noah Bagel Corp. on account of our investment in certain Einstein bonds.

      Provision for income taxes increased to $0.2 million or 0.1% of total revenues for fiscal 2001 from a income tax benefit of $3.1 million for fiscal 2000. The increase in tax expense was attributable to certain deferred tax benefits recognized for the fiscal 2000 period.

      Minority interest was $1.6 million or 0.7% of total revenues for fiscal 2001. This charge is attributable to accretion of the value assigned to warrants and the investment return to investors in Greenlight New World, L.L.C.

      NET INCOME (LOSS). Net loss for fiscal 2001 was $36.3 million compared to net income of $6.0 million for fiscal 2000. The decrease in net income is primarily a result of interest expense incurred in fiscal 2001 on debt incurred to finance the Einstein Acquisition and, to a lesser extent, the noncash charges for impairment in the value of investments, store closing and reorganization costs and the noncash charge in connection with the realization of assets as well as the allocation of earnings to the minority interest.

SUPPLEMENTAL UNAUDITED PRO FORMA ANALYSIS OF FISCAL 2001 COMPARED TO FISCAL 2000

      The following unaudited pro forma financial data for the years ended January 1, 2002 and December 31, 2000 gives effect to the Einstein Acquisition as if it had occurred as of the beginning of each period reported. All of the following unaudited pro forma financial data gives effect to purchase accounting adjustments necessary to reflect the Einstein Acquisition. These pro forma results have been prepared for the purpose of supplementary analysis only in order to assist in the evaluation of changes and trends in our business and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of each period reported, and may not be indicative of future operating results.


                                                         FISCAL YEAR ENDED
                                                     -------------------------
                                                      JANUARY 1,  DECEMBER 31,
                                                         2002        2000
                                                     -----------  ------------
                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
Revenues:
Einstein ..........................................   $ 365,619    $ 375,703
New World .........................................      40,003       45,723
                                                      ---------    ---------
Total revenues ....................................     405,622      421,426
Cost of sales .....................................     334,676      347,326
General and administrative expense ................      39,252       38,423
                                                      ---------    ---------
EBITDA ............................................      31,694       35,677
                                                      =========    =========

OTHER INFORMATION
Number of operating days included in fiscal period:
Einstein ..........................................         365          374
New World .........................................         367          372

STORE COUNTS
EINSTEIN AND NOAH BRANDS:
Company-operated stores:
Store count - beginning of period .................         458          539
Opened during the period ..........................           3            3
Closed during the period ..........................          (8)         (84)
                                                            ---          ----
Store count - end of period .......................         453          458
                                                            ===          ====


                                                         FISCAL YEAR ENDED
                                                     -------------------------
                                                      JANUARY 1,  DECEMBER 31,
                                                         2002        2000
                                                     -----------  ------------

Licensed stores:
Store count - beginning of period .................           5            2
Opened during the period ..........................           4            3
Closed during the period ..........................        --           --
                                                           ----         ----
Store count - end of period .......................           9            5
                                                           ====         ====
NEW WORLD BRANDS:
Company-operated stores:
Store count - beginning of period .................          44           14
Opened during the period ..........................        --             30
Closed during the period ..........................         (14)        --
                                                           -----        ----
Store count - end of period .......................          30           44
                                                           =====        ====

Franchised stores:
Store count - beginning of period .................         307          363
Opened during the period ..........................          18           10
Closed during the period ..........................         (47)         (66)
                                                            ----         ----
Store count - end of period .......................         278          307
                                                            ====         ====

      REVENUES. Total pro forma revenues declined 3.8 % to $405.6 million in fiscal 2001 from $421.4 million in fiscal 2000. The decline is primarily attributable to declines in pro forma store base as well as differences in the fiscal calendar between the periods presented as discussed below.

      REVENUES - EINSTEIN. Pro forma revenues for Einstein decreased 2.7% to $365.6 million in fiscal 2001 from $375.7 million in fiscal 2000. The decline is the result of sales associated with 74 under-performing stores that were closed in the fourth quarter of fiscal 2000. Sales associated with these stores accounted for approximately $10.2 million of retail sales in fiscal 2000. In addition, the fiscal 2000 accounting period for Einstein included nine additional days of operations compared to fiscal 2001. This was the result of fiscal 2000 being a 53 week year under the fiscal year convention followed by Einstein and the addition of two operating days due to a change in Einstein's fiscal year end date from Sunday to Tuesday for fiscal 2000. Einstein sales normalized for the above-noted items would have been approximately $365.6 million for fiscal 2001 as compared to $356.7 million for fiscal 2000, which represents a 2.5% increase.

      REVENUES - NEW WORLD. Pro forma revenues for New World decreased 12.5% to $40.0 million in fiscal 2001 from $45.7 million in fiscal 2000. The decrease is in part the result of differences in the fiscal accounting calendar that provided five additional days of operations in fiscal 2000. In addition, declines in New World's franchised and company-operated store base as well as management's decision to outsource New World's low-margin distribution operations in fiscal 2000 contributed to the decrease in revenues.

      COST OF SALES. Pro forma cost of sales expressed as a percentage of the related retail and manufacturing sales decreased to 83.7% for fiscal 2001 from 84% for fiscal 2000. The decrease is the result of management's decision to close under-performing Einstein company-operated stores as well as the outsourcing of low-margin distribution operations that had previously been included in fiscal 2000 results.

      GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma general and administrative expenses increased 2.2% to $39.3 million in fiscal 2001 from $38.4 million in fiscal 2000. General and administrative expenses for fiscal 2001 include charges of approximately $1.3 million relating to unauthorized bonus payments made to former officers and employees of New World which were offset against payments to be made in connection with the separation of certain officers and employees from our company. In addition, certain retention bonus payments relating to Einstein executive management of approximately $.9 million are included as general and administrative expense in addition to normal annual bonus payments. Exclusive of these one-time charges and payments, pro forma general and administrative expenses in fiscal 2001 would have decreased $1.3 million or 3.3% from fiscal 2000.

      EBITDA. Pro forma EBITDA decreased 11.2% to $32.0 million for fiscal 2001 from $35.7 million for fiscal 2000. The decrease was the result of the sales decline and the increase in general and administrative expenses discussed above.

      YEAR ENDED DECEMBER 31, 2000 (FISCAL 2000) COMPARED TO YEAR ENDED DECEMBER 26, 1999 (FISCAL 1999)

      REVENUES. Total revenues increased 14.5% to $45,722,881 for fiscal 2000 from $39,925,398 for fiscal 1999. Manufacturing revenues increased to $26,011,188 or 56.9% of revenues for fiscal 2000 from $25,105,635 or 62.9% of revenues for fiscal 1999. Royalties and franchise related revenues increased to $7,714,511 or 16.9% of total revenues for fiscal 2000 from $6,171,413 or 15.5%
of total revenues for fiscal 1999. Retail sales increased to $11,997,182 or 26.2% of revenues for fiscal 2000 from $8,649,350 or 21.7% of revenues for fiscal 1999, primarily due to the acquisition of additional company-operated stores.

      COSTS AND EXPENSES. Cost of sales as a percentage of related manufacturing and retail sales decreased to 81.7% in fiscal 2000 from 82.8% in fiscal 1999. The reduction in costs was attributable to improved manufacturing margins as we were able to leverage existing plant capacity on higher manufacturing sales volumes.

      General and administrative expenses increased to $ 6,694,107 or 14.6% of revenues for fiscal 2000 from $6,136,510 or 15.4% of revenues for fiscal 1999. General and administrative expenses expressed as a percentage of total revenues decreased to 14.6% in fiscal 2000 from 15.4% in fiscal 1999. The increase in dollars spent is primarily attributable to additional administrative costs associated with recently acquired company-operated stores.

      Depreciation and amortization expense increased to $2,774,033 or 6.1% of revenues for fiscal 2000 from $2,249,340 or 5.6% of revenues for fiscal 1999. The increase was primarily attributable to depreciation on company-operated stores acquired during fiscal 2000.

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

      Loss on the sale of investments increased to $338,926 for fiscal 2000 from $0 for fiscal 1999. The loss in 2000 was attributable to our trading activities in marketable equity and debt securities.

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

INCOME TAXES

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. During 1999, MBC contributed substantially all of our profitability and accordingly, the valuation allowance relating to such deferred tax assets was reversed in that year. The offsetting benefit was reflected as a reduction of the goodwill recorded in connection with the acquisition of MBC. During 2000, we evaluated our tax loss carryforwards and related deferred tax asset resulting in the recognition of a deferred income tax benefit of approximately $3,100,000. No further benefit for the current year's taxable loss has been recorded based on management's evaluation of the likelihood of future realizability. No adjustment to the realizable value of the deferred tax asset previously recorded was deemed to be necessary. At January 1, 2002, we had net operating loss carryforwards of approximately $59,300,000 available to offset future federal taxable income. These amounts expire at various times through 2021. As a result of ownership changes arising from sales of equity securities and the acquisitions of MBC and Einstein, our ability to use the loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

      In January and March 2001, we issued 25,000 shares of newly authorized Series F Preferred Stock and warrants to purchase Common Stock as well as equity in a newly formed affiliate, Greenlight New World, L.L.C. The proceeds, net of related offering expenses, were $32.9 million. The proceeds from these equity sales were utilized to purchase Einstein bonds and pay related costs.

      In June 2001, we issued 25,000 shares of Series F Preferred Stock and warrants to purchase Common Stock. The proceeds, net of related offering expenses, were $23.8 million. The proceeds from this stock sale were utilized as a part of the purchase price for the Einstein Acquisition.

      On June 19, 2001, we consummated a private placement of 140,000 units consisting of $140 million of Senior Increasing Rate Notes due 2003 with detachable warrants for the purchase of 13.7 million shares of our Common Stock, exercisable at $.01 per share. The proceeds, net of discount and related offering expenses, were $122.4 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition, to repay our then-existing bank debt and for general working capital purposes. The Notes currently bear interest at 16% per annum. In addition, since we have not completed a registered exchange offer for the Notes, we began paying additional interest on the Notes on November 17, 2001 at the rate of .25% per annum increasing by .25% each 90 days that such default continues up to a maximum rate of additional interest of 1% per annum.

      On June 19, 2001, we obtained a $35 million asset-backed secured loan to our wholly owned non-restricted subsidiary, EnbcDeb Corp. The proceeds, net of discount and related offering expenses, were $32.3 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the "EnbcDeb Notes"), is secured by Einstein bonds owned by EnbcDeb Corp. Interest on the EnbcDeb Notes initially accrues at the rate of 14% per annum, increasing by .35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at our option. As of January 1, 2002, an aggregate of $37.6 million principal amount of EnbcDeb Notes was outstanding. We must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes. We anticipate that approximately $34.2 million aggregate principal amount of the EnbcDeb Notes outstanding will be repaid from the proceeds of the Einstein bonds distributed in the Einstein bankruptcy case ($24.2 million of which has already been distributed and applied to redeem a portion of the outstanding EnbcDeb Notes). To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will have the option to require us to issue them preferred stock ("Series G Preferred Stock") having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the Series G Preferred Stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the Series G Preferred Stock is redeemed, and we will be required to issue warrants to purchase 5% of our fully diluted Common Stock. If the amount of the deficiency is $5.0 million or greater, then the Series G Preferred Stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the Series G Preferred Stock is redeemed, and we will be required to issue warrants to purchase 10% of our fully diluted Common Stock.

      Pursuant to the asset purchase agreement entered into in connection with Einstein Acquisition, we are entitled to a reduction in the purchase price to the extent that assumed current liabilities (as defined in the agreement) exceed $30 million as of the acquisition date. As of January 1, 2002, we estimate that $3.9 million is due to us from the Einstein bankruptcy estate. This amount is based on the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein bankruptcy estate.

      At January 1, 2002, we had a working capital deficit of $20.2 million compared to a working capital surplus of $16.5 million at December 31, 2000. The decline in working capital was primarily the result of the working capital deficit associated with the acquired assets of Einstein (a working capital deficit of approximately $25.0 million at the date of acquisition), the accrual and payment of costs associated with integration and reorganization (approximately $4.4 million), the accrual of interest in connection with the $35 million asset-backed loan utilized to finance the Einstein Acquisition (approximately $2.7 million) and funds expended for legal and other services in connection with the Einstein Acquisition (approximately $13.6 million).

      We had net cash provided by operating activities of $6.5 million for the year ended January 1, 2002 compared with net cash provided by operating activities of $2.1 million for the year ended December 31, 2000. The increase in cash provided by operating activities was attributable to [changes in operating assets and liabilities, which were related to the Einstein Acquisition.

      We had net cash used in investing activities of $189.4 million for the year ended January 1, 2002 compared with net cash used in investing activities of $19.1 million for the year ended December 31, 2000. The increase in cash used in investing activities was attributable to our investment in debt securities and the Einstein Acquisition.

      We had net cash provided by financing activities of $194.9 million for the year ended January 1, 2002 compared with net cash provided by investing activities of $16.4 million for the year ended December 31, 2000. The increase in cash provided by financing activities relates to the issuance of Series F Preferred Stock, proceeds from the sale of an interest in Greenlight New World, L.L.C. and proceeds from the Notes and EnbcDeb Notes issued in connection with the Einstein Acquisition.

      On May 30, 2002, we entered into a Loan and Security Agreement with BET Associates, L.P., one of our principal stockholders, which provides for a $7.5 million revolving loan facility. The facility will be secured by substantially all of our assets. Borrowings under the facility will bear interest at the rate of 11% per annum. The facility will expire on March 31, 2003. In connection with obtaining the facility, we paid MYFM Capital LLC a fee of $75,000. Leonard Tannenbaum, one of our directors, is the Managing Director of MYFM Capital and is a partner at BET Associates, L.P. At the time that we entered into this facility, we terminated our prior revolving loan facility with Foothill Capital.

      We plan to satisfy our capital requirements for the balance of fiscal 2002 through cash flow from operations and borrowings under our revolving loan facility. However, the Notes mature in June 2003 and the revolving loan facility expires in March 2003. Accordingly, we intend to pursue refinancing the Notes and replacing the revolving loan facility, although we can give you no assurance that we will be able to do so on satisfactory terms and conditions, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. We are currently evaluating the effect the adoption of the provisions of SFAS 142, which are effective January 1, 2002, will have on our results of operations and financial position. In this connection, we are in the process of assessing our reporting units. Once the reporting units have been established, we will use the two-step approach to assess our goodwill and intangible assets. In the first step, we will compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill and intangible assets. In addition, we will reassess the classifications of our intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. We expect that the discontinuation of amortization of the remaining goodwill and intangible assets with indefinite lives of approximately $105,423,000 at January 1, 2002 will reduce operating expenses by approximately $883,000 per quarter in 2002, or approximately $3,532,000 for the year ending December 31, 2002. The adoption of SFAS No. 141 had no impact on our results of operations.

GENERAL ECONOMIC TRENDS AND SEASONALITY

      We anticipate that our business will be affected by general economic trends that affect retailers overall. While we have not operated during a period of high inflation, we believe based on industry experience that we would generally be able to pass on increased costs resulting from inflation to our consumers. Our business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by us of existing stores, existing and additional competition, marketing programs, weather and variations in the number of location openings. Although few, if any, of our employees are paid at the minimum wage, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees. Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

      In addition to the risk factors relating to our operations disclosed under the caption "Business" in this Form 10-K, each of which may adversely affect our results of operations and financial condition, we face the following additional significant risks relating to our results of operations and financial condition.

      WE HAVE $140 MILLION AGGREGATE PRINCIPAL AMOUNT OF NOTES OUTSTANDING THAT MATURE ON JUNE 15, 2003, AND WE MUST RAISE ADDITIONAL CAPITAL TO REFINANCE THESE NOTES AND FOR OTHER GENERAL CORPORATE PURPOSES.

      We must raise significant additional capital before June 15, 2003 to refinance the Notes and for other general corporate purposes. We cannot assure you that we will be able to raise such capital on satisfactory terms and conditions, if at all. In addition, our existing revolving loan facility expires on March 31, 2003. We intend to pursue refinancing the Notes and replacing the revolving loan facility through the issuance of debt or equity or a combination thereof and obtaining additional bank financing, but we currently have no commitments with respect to any refinancing. We currently have outstanding warrants to purchase 61,687,867 shares of our Common Stock, which may adversely affect our ability to raise additional equity financing in the future.

      WE HAVE AND EXPECT TO CONTINUE TO HAVE A SUBSTANTIAL AMOUNT OF DEBT.

      We have a high level of debt and are highly leveraged. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt could:

      o make it difficult for us to satisfy our obligations under our indebtedness;

      o limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

      o increase our vulnerability to downturns in our business or the economy generally;

      o limit our ability to withstand competitive pressures from our less leveraged competitors; and

      o harm us if we fail to comply with the covenants in the instruments and agreements governing our indebtedness, because a failure could result in an event of default that, if not cured or waived, could result in all of our indebtedness becoming immediately due and payable, which could render us insolvent.

      WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MAKE PAYMENTS UNDER OUR INDEBTEDNESS DUE TO EVENTS THAT ARE BEYOND OUR CONTROL.

      Economic, financial, competitive, legislative and other factors beyond our control may affect our ability to generate cash flow from operations to make payments on our indebtedness and to fund necessary working capital. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to make payments on our debt, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing our debt, selling assets or raising equity.

We cannot assure you that any of these alternatives could be accomplished on satisfactory terms, if at all, or that they would yield sufficient funds to retire our debt.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our debt at January 1, 2002 is principally comprised of the Notes and the EnbcDeb Notes. A 100 basis point increase in market interest rates would have no effect on our borrowing costs, as interest is paid at rates defined under the respective agreements. However, an increase in prevailing market interest rates could negatively affect the market value of our Senior Increasing Rate Notes.

      We are obligated under a mortgage payable in the principal amount of approximately $208,000 which bears interest at the prime rate plus 1.25%. We do not believe that a 100 basis point increase in the prime rate would have a material effect on our borrowing costs relating to this mortgage.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information in response to this Item is set forth in the Financial Statements beginning on page F-1 of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

      In connection with the Einstein Acquisition, unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and former employees. A portion of those payments (approximately $1.0 million) was made in the third quarter of our fiscal 2001 and the balance (approximately $2.5 million) in Q1 2002. All of these payments were originally recorded in our financial statements in the second and third quarters of fiscal 2001 as part of the acquisition costs associated with the Einstein Acquisition and as a restructuring charge. We have revised the results for those quarters so as to reverse that treatment. The aggregate of such payments (including $1.0 million in the third quarter of fiscal 2001 and $2.5 million in Q1 2002) has been or will be, as the case may be, recorded as general and administrative expense. An aggregate of $2.5 million of such payments was offset against payments to be made in connection with the separation of certain officers and employees from our company. With respect to that portion of the unauthorized bonus payments that has not been repaid or offset plus certain other unauthorized payments of $0.2 million that have not been recovered, or an aggregate of $1.2 million, we have recorded a receivable from the former officer. Based on our evaluation of the collectability of this amount, we have recorded an allowance for uncollectable receivable with a corresponding charge to bad debt expense in the quarters in which the payments occurred.

      An additional aggregate amount of $3.4 million, primarily relating to operating and financing related expenses, was also originally recorded in our financial statements in the second and third quarters of fiscal 2001 as a part of the acquisition costs associated with the Einstein Acquisition and as restructuring charges. We have restated our results for the first, second and third quarters of fiscal 2001 to appropriately record such items.

      The following table shows quarterly unaudited financial results for fiscal 2001 and fiscal 2000, giving effect to the restatements discussed above. Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition, we elected to change our fiscal year end to the Tuesday closest to December 31. The fiscal year end dates for 2000 and 2001 are December 31, 2000 and January 1, 2002 resulting in years containing 53 and 52 weeks, respectively. The year ended January 1, 2002 includes two extra days of operations as a result of this change.

                                   First       Second       Third      Fourth
                                  Quarter      Quarter     Quarter     Quarter
                                  -------      -------     -------     -------
                                     (In thousands, except per share data)
2001:
Revenues....................    $  10,475  $  25,232    $  100,448    $ 99,865
Income from operations......          113     (8,045)        2,231       5,172
Net income (loss)...........         (980)   (17,817)       (9,892)     (7,640)
Basic loss per share........        (0.27)     (1.29)        (0.93)      (0.81)
Diluted loss per share......        (0.27)     (1.29)        (0.93)      (0.81)


2000:
Revenues....................    $   9,146  $  10,168    $   13,562    $ 12,847
Income from operations......        1,129      1,232         1,611       1,238
Net income (loss)...........          651        771         3,129       1,460
Basic income per share......         0.06       0.07          0.12        0.07
Diluted income per share....         0.06       0.06          0.12        0.08


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information with respect to our directors, executive officers and key employees:


NAME                               AGE     POSITION
----                               ---     --------
Anthony D. Wedo................     43     Chairman, Chief Executive Officer
                                           and Director
William Rianhard *.............     43     President and Chief Operating
                                           Officer-Manhattan/Chesapeake
Paul J. B. Murphy III..........     47     Chief Operating Officer-Einstein
                                           Bros./Noah's
Charles Gibson.................     40     Chief Development Officer
Edward McPherson...............     48     Chief Marketing Officer
Karen Hogan (1)(2)(3)**........     41     Director
Edward McCabe (1)(2)(3) **.....     63     Director
William Nimmo..................     48     Director
Leonard Tannenbaum.............     30     Director
Eve Trkla......................     39     Director

----------
*    Effective May 31, 2002, Mr. Rianhard has resigned.
**   Effective May 31, 2002, each of Ms. Hogan and Mr. McCabe has resigned.
(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Member of Compliance Committee

      ANTHONY D. WEDO. Mr. Wedo joined us as Chief Executive Officer in July 2001 and was appointed a director in August 2001. Mr. Wedo was appointed Chairman in April 2002. From 1998 to July 2001, Mr. Wedo served as the Chief Executive Officer and Managing Partner of Atlantic Restaurant Group, a venture group focused on acquiring high-growth restaurant concepts. From 1994 through 1997, he served as President and Chief Executive Officer of Mid-Atlantic Restaurant Systems, a Boston Market franchisee. From 1987 through 1993, Mr. Wedo was employed by Pepsico Inc.'s KFC division, most recently as a Divisional Vice President in charge of a 1,200 store territory. Mr. Wedo has a B.S. degree in Marketing and Finance from Pennsylvania State University.

      WILLIAM RIANHARD. Mr. Rianhard joined us as our President and Chief Operating Officer-Manhattan/ Chesapeake in May 2000. From October 1995 to April 2000, Mr. Rianhard was employed by Sara Lee Corporation as the President and Chief Operating Officer of Quikava, Inc., Chock Full o' Nuts Cafe franchising network. From 1976 to October 1995, Mr. Rianhard was employed by Allied Domecq U.S. Retailing, the parent company of Dunkin' Donuts, in various operations and development positions, serving the last four years as the Director of Concept Development.

      PAUL J.B. MURPHY III. Mr. Murphy joined us in December 1997 as Senior Vice President-Operations and has served as Executive Vice President-Operations since March 1998. From July 1996 until December 1997, Mr. Murphy was Chief Operating Officer of one of our former area developers. From August 1992 until July 1996, Mr. Murphy was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken. Mr. Murphy has a B.A. degree from Washington and Lee University.

      CHARLES GIBSON. Mr. Gibson joined us in September 2000, as Chief Development Officer. From August 1997 to September 2000, Mr. Gibson served as Vice President Real Estate/Market Planning for CSK Auto, Inc., an after-market auto parts dealer. From 1988 through 1997, Mr. Gibson was with PepsiCo Inc., most recently as Senior Director of Development supporting Pizza Hut, Inc. in real estate and construction management. Mr. Gibson received his undergraduate degree in Accounting from Eastern Kentucky University and has an M.B.A. from the University of North Texas.

      EDWARD MCPHERSON. Mr. McPherson joined us as Chief Marketing Officer in September 2001. From September 2000 until September 2001, Mr. McPherson was President of iDd Media, a media and distribution company. From February 2000 until September 2000, Mr. McPherson was Senior Vice President and Chief Marketing Officer of Tacticity.com, a start-up retail/e-commerce technology firm. From September 1998 until February 2000, Mr. McPherson was Vice President-Marketing of Gateway, a computer company. From March 1989 until September 1998, Mr. McPherson held various positions with Pepsico Inc.'s KFC division, later Tri-Con Global's KFC division, a restaurant service company, most recently as a Vice President-Marketing. Mr. McPherson has a B.S. degree and an M.B.A. degree from Old Dominion University.

      KAREN HOGAN. Ms. Hogan has served as our director since December 1997. Since 1997, Ms. Hogan has been a private investor. From 1992 to 1997, Ms. Hogan served as Senior Vice President, Preferred Stock Product Management at Lehman Brothers, Inc. From 1985 to 1992, Ms. Hogan served as Vice President, New Product Development Group at Lehman Brothers, Inc. Ms. Hogan has a B.S. degree from the State University of New York at Albany and an M.B.A. degree in Finance and Economics from Princeton University.

      EDWARD MCCABE. Mr. McCabe has served as our director since February 1997. Mr. McCabe has served as a marketing and investment banking consultant since 1998. From 1991 to 1998, Mr. McCabe was Chief Executive Officer of McCabe & Company, an advertising and communications company.

      WILLIAM NIMMO. Mr. Nimmo has served as our director since January 2001 and is a partner at Halpern, Denny & Co., a private equity investment firm. From 1989 to 1997, Mr. Nimmo was a partner at Cornerstone Equity Investors, Inc. Prior to 1989, Mr. Nimmo spent ten years with J.P. Morgan & Company. Mr. Nimmo is a graduate of Dartmouth College and received an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth. Mr. Nimmo serves on the boards of a number of private companies.

      LEONARD TANNENBAUM. Leonard Tannenbaum, C.F.A., has served as our director since March 1999 and is the Managing Partner at MYFM Capital LLC, a boutique investment banking firm, and a partner at BET Associates, L.P., a capital fund. From 1997 until 1999, Mr. Tannenbaum was a partner at LAR Management, a hedge fund. From 1996 until 1997, Mr. Tannenbaum was an assistant portfolio manager at Pilgrim Baxter and Co. From 1994 until 1996, Mr. Tannenbaum was Assistant Vice President in the small company group of Merrill Lynch. Mr. Tannenbaum currently serves on the board of directors of Corteq Inc., a biopharmaceutical company, General Devices Inc., a company that provides contract technical services, and Assisted Living Concepts, Inc., a company that owns and operates assisted living residences. Mr. Tannenbaum has an M.B.A in Finance and Bachelors of Science in Management from The Wharton School at the University of Pennsylvania.

      EVE TRKLA. Ms. Trkla has served as our director since August 2000 and is a controlling person of Brookwood Financial Partners, L.P., an affiliate of Brookwood New World Investors, LLC. Ms. Trkla has been, since May 1993, the Chief Financial Officer of Brookwood Financial Partners, L.P. Ms. Trkla's prior experience in the financial services field includes eight years as a lender at The First National Bank of Boston and one year as the Senior Credit Officer at The First National Bank of Ipswich. Ms. Trkla also serves as a director of UbiquiTel, Inc., a Sprint PCS affiliate. Ms. Trkla is a cum laude graduate of Princeton University.

      Our by-laws provide that our board of directors is divided into three classes, designated Class I, Class II and Class III. Each director is appointed for a three-year term. Karen Hogan is a Class I director. Edward McCabe is a Class II director. Anthony D. Wedo and Leonard Tannenbaum are Class III directors.

      We are a party to a stockholders agreement (the "Stockholders Agreement") dated January 18, 2001, as amended March 29, 2001, June 19, 2001 and July 9, 2001, with BET Associates, L.P. ("BET"), Brookwood New World Investors, LLC ("Brookwood"), Halpern Denny III, L.P. ("Halpern Denny"), Greenlight Capital, L.L.C. ("Greenlight Capital") and certain of its affiliates and Special Situations Fund III, L.P. ("Special Situations Fund") and certain of its affiliates. Pursuant to the terms of the Stockholders Agreement, BET and Brookwood are each entitled to designate one member to our board of directors, and Halpern Denny is entitled to designate two members to our board of directors. See "Certain Relationships and Related Transactions." Halpern Denny has only designated one director at this time. Pursuant to the Stockholders Agreement, William Nimmo, Leonard Tannenbaum and Eve Trkla have been designated as directors. Mr. Tannenbaum was also elected to our board of directors by our common stockholders.

      Effective May 15, 2002, Keith Barket resigned as a director of our company. Effective May 31, 2002, each of Edward McCabe and Karen Hogan has resigned as a director of our company. We are presently seeking to fill these vacancies with new directors who are not affiliated with our company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the total compensation awarded to, earned by or paid during our last three fiscal years to our Chief Executive Officer, to our other two executive officers and to two former executive officers during the year ended January 1, 2002 ("Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                -----------------------------------------  -------------------------
                                                                           RESTRICTED    SECURITIES
                                                             OTHER ANNUAL     STOCK      UNDERLYING
                                                   BONUS     COMPENSATION     AWARDS    OPTIONS/SARS
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)    ($)           ($)          ($)          (#)
---------------------------     ----   ---------   -----     ------------     ------    ------------

Anthony D. Wedo(1)              2001   $ 183,077  $ 187,516  $    8,308(3)          --    3,077,035
  Chairman and Chief
  Executive Officer

William Rianhard(2)             2001   $ 160,000  $  40,000  $   12,000(3)          --
  President and Chief           2000   $  98,923  $  25,000  $   12,000(3)          --       60,000
  Operating
  Officer-Manhattan/Chesapeake



                                           ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                -----------------------------------------  -------------------------
                                                                           RESTRICTED    SECURITIES
                                                             OTHER ANNUAL     STOCK      UNDERLYING
                                                   BONUS     COMPENSATION     AWARDS    OPTIONS/SARS
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)    ($)           ($)          ($)          (#)
---------------------------     ----   ---------   -----     ------------     ------    ------------

Paul J.B. Murphy III(4)         2001   $ 161,538  $ 150,000  $       --             --              --
   Chief Operating
   Officer-Einstein
   Bros./Noah's

R. Ramin Kamfar(5)              2001   $ 300,000  $ 300,000  $   24,000(3)(6)       --           --
  Former Chairman               2000   $ 300,000  $ 305,000  $   24,000(3)(6)  250,000      250,000
                                1999   $ 175,000  $  87,500  $   24,000(3)(6)       --      250,000

Jerold E. Novack(7)             2001   $ 230,000  $ 150,000  $   12,000(3)(8)  118,816    1,143,635
   Former Executive             2000   $ 154,808  $  77,500  $   12,000(3)(8)  100,000      200,000
   Vice President and Chief     1999   $ 150,000  $  37,500  $   12,000(3)(8)       --      125,000
   Financial Officer

----------
(1)   We hired Mr. Wedo in July 2001.
(2)   We hired Mr. Rianhard in April 2000.
(3)   Represents a car allowance for the respective individuals.
(4)   Mr. Murphy became an officer in connection with the Einstein Acquisition.
(5) Effective April 1, 2002, Mr. Kamfar resigned as an officer and director. In connection with his departure from our company, we permitted Mr. Kamfar to retain $1,445,000 previously paid to him, which amount is not included in the amounts set forth in the table. In addition, one-half of Mr. Kamfar's options were cancelled when his employment with us ended and the remainder terminate 90 days thereafter pursuant to their terms.
(6) In addition to his car allowance, Mr. Kamfar had the use of a car paid for by us (in 2001, beginning in August, Mr. Kamfar had the use of a second car paid for by us, the cost of which was reimbursed to us in 2002) and we reimbursed Mr. Kamfar for his garage expenses, tolls and car repairs. The cost of the cars and such reimbursed expenses are not included in the amounts set forth in the table.
(7) Effective April 2, 2002, we terminated Mr. Novack for cause. Certain unauthorized payments made to Mr. Novack are not included in the amounts set forth in the table. All of Mr. Novack's options expire, pursuant to their terms, 90 days after the termination of his employment.
(8) In addition to his car allowance, Mr. Novack had the use of a car paid for by us and, beginning in August, 2001, the use of a second car paid for by us and we reimbursed Mr. Novack for tolls and car repairs. The cost of the cars and such reimbursed expenses are not included in the amounts set forth in the table.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      Set forth below is information on grants of stock options for the Named Executive Officers for the year ended January 1, 2002. In addition, as required by Securities and Exchange Commission rules, the table sets forth hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

                          OPTION GRANTS IN FISCAL 2001


                                    PERCENTAGE OF
                         NUMBER OF  TOTAL OPTIONS                                   POTENTIAL REALIZABLE
                         SECURITIES  GRANTED TO       EXERCISE                         VALUE AT ASSUMED
                         UNDERLYING   EMPLOYEES         PRICE                       ANNUAL RATES OF STOCK
                          OPTION        IN             ($ PER                       PRICE APPRECIATION FOR
                          GRANTED    FISCAL YEAR        SHARE)   EXPIRATION DATE         OPTION TERM(1)
                          -------    -----------        -----    ---------------         --------------
                                                                                       5%(2)       10%(3)
                                                                                       -----       ------
Anthony D. Wedo....      3,077,035       72.9%          $1.15     July 14, 2011      $2,225,401   $5,639,602
Jerold Novack(4)...      1,143,635       27.1%          $0.53    September 19, 2011  $1,629,306   $2,953,427

----------
(1) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionee's continued employment through the vesting period. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon exercise of the option or for the sale of underlying shares of Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2) Assumes 5% compounded rate of appreciation in the market price per share from the date of grant to the end of the option term.
(3) Assumes 10% compounded rate of appreciation in the market price per share from the date of grant to the end of the option term.
(4) Mr. Novack's options will terminate, pursuant to their terms, 90 days after the termination of his employment.

FISCAL YEAR END OPTION VALUES

      During the fiscal year ended January 1, 2002, none of the Named Executive Officers exercised any stock options. Set forth below is information on the number of stock options held by the Named Executive Officers as of January 1, 2002. None of such stock options was in-the-money as of January 1, 2002.

                          FISCAL YEAR END OPTION VALUES


                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED
                                              OPTIONS AT FISCAL YEAR END (#)
                                              ------------------------------
                                              EXERCISABLE      UNEXERCISABLE
                                              -----------      -------------
Anthony D. Wedo............................           0          3,077,035
William Rianhard...........................      30,000             30,000
Paul J.B. Murphy...........................           0                  0
R. Ramin Kamfar(1).........................     684,367                  0
Jerold Novack(2)...........................     802,874            762,423


----------
(1) Effective April 1, 2002, Mr. Kamfar resigned as an officer and director. In connection with his departure from our company, one-half of Mr. Kamfar's options were cancelled. The remainder of his options terminate 90 days thereafter pursuant to their terms.
(2) Effective April 2, 2002, we terminated Mr. Novack for cause. All of Mr. Novack's options expire, pursuant to their terms, 90 days thereafter.

DIRECTORS' COMPENSATION

      Each of our non-employee directors is paid $2,000 for each of the quarterly board meetings of each calendar year, $1,000 for each additional board meeting held in the same calendar year and $500 for each committee meeting. Such payments are made in shares of our Common Stock. Employee directors are not compensated for service provided as directors. Additionally, each non-employee director receives stock options to purchase 10,000 shares of our Common Stock on the date on which such person first becomes a director, and on October 1 of each year if, on such date, he or she shall have served on our board of directors for at least six months. The exercise price of such options is equal to the market value of the shares of Common Stock on the date of grant. All directors are reimbursed for out-of-pocket expenses incurred by them in connection with attendance of board meetings and committee meetings.

EMPLOYMENT CONTRACTS

      ANTHONY WEDO. In July 2001, we entered into an employment agreement with Mr. Wedo, our Chief Executive Officer. The agreement expires on July 31, 2003, but is automatically renewed for additional one-year periods commencing each July 31, unless either party gives written notice of its desire not to renew such term at least 90 days prior to the end of the term or any such renewal term. The agreement provides for base salary of $425,000 per year, and an annual performance bonus of up to 88.25% of Mr. Wedo's base salary for such year. The amount of the bonus will be determined by the Board of Directors after review by the Compensation Committee and is based upon the achievement of predetermined company goals during such period. For the period July 16, 2001 to July 31, 2002, Mr. Wedo will receive a guaranteed bonus of $187,500 payable in the amount of $46,875 on each of October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2003, which is considered a prepayment of the annual performance bonus described above.

      Mr. Wedo also was granted an option to purchase 3% of our outstanding Common Stock (including Common Stock issuable upon exercise of outstanding options and warrants, having an exercise price of $3.00 per share or less) (the "Fully Diluted Common Stock") at a price per share of $1.15, which option will vest as to 50% of the amount thereof at the end of each 12-month period during the initial term of the employment agreement. Mr. Wedo was also granted an option to purchase an additional 1% of our Fully Diluted Common Stock at a price per share of $1.15, which option shall vest at the end of the first one-year extension of the initial term of the agreement (provided the term is thus extended pursuant to the agreement). In the event that we terminate Mr. Wedo's employment upon a change in control or other than for cause, he will be paid severance compensation equal to one time his annual base salary.

      WILLIAM RIANHARD. In April 2000, we entered into an employment agreement with Mr. Rianhard with a term beginning May 15, 2000 and ending May 15, 2002, which term is automatically renewed from year to year unless either party gives notice to the contrary not less than 90 days prior to the commencement of any one-year extension period. The agreement was not renewed at the end of the initial two-year term. The agreement provides for base salary of $160,000 plus such increases as the Board of Directors may approve. The agreement also provides for an annual service bonus equal to 25% of Mr. Rianhard's base salary and an annual performance bonus of up to 25% of Mr. Rianhard's base compensation, as determined by the Board of Directors. The agreement also provides for an option to purchase 60,000 shares of common stock at $2.63, a $12,000 annual automobile allowance, a $12,000 annual rent allowance and a moving allowance.

      If there is a change in control, Mr. Rianhard would be entitled to a bonus equal to 50% of his base compensation for the year in which the same occurs, and if he is terminated within six months after the change of control, Mr. Rianhard would be entitled to receive 12 months' base compensation, one year's bonus and 12 months' automobile allowance and would be entitled to fully exercise his options. For a period of one year following Mr. Rianhard's voluntary termination or termination for cause, Mr. Rianhard cannot perform services for, have an equity interest (except for an interest of 5% or less in an entity whose securities are listed on a national securities exchange) in any business (other than us) or participate in the financing, operation, management or control of, any firm, corporation or business (other than us) that engages in the marketing or sale of specialty coffee or bagels as its principal business.

      Effective May 31, 2002, Mr. Rianhard resigned.

      RAMIN KAMFAR. In September 2000, we entered into an employment agreement with Mr. Kamfar, then our Chairman and Chief Executive Officer. The agreement expired on December 31, 2001 but automatically renews for additional one-year periods commencing each January 1 unless either party gives written notice to the other of its desire not to renew such term, which notice must be given no later than 90 days prior to the end of each term on any such renewal. The agreement provides for base salary of $300,000 per year, and an annual performance bonus of between 35% and 100% of Mr. Kamfar's base salary for calendar year 2000 and any subsequent calendar year. Each bonus is based on the attainment of certain corporate and individual goals. In the event that we terminate Mr. Kamfar's employment upon a change in control or other than for cause, he will be paid severance compensation equal to three times his annual base salary (at the rate payable at the time of such termination) plus an amount equal to the greater of three times the amount of his bonus for the calendar year preceding such termination or 35% of his base salary.

      Effective April 1, 2002, Mr. Kamfar resigned as an officer of our company and from his seat on our board of directors. In connection with his departure, we permitted Mr. Kamfar to retain $1,445,000 previously paid to him.

      JEROLD E. NOVACK. In September 2001, we entered into a new employment agreement with Mr. Novack, then our Executive Vice President, Chief Financial Officer and Secretary. The agreement expires on June 30, 2002. The agreement provides for base salary of $300,000 per year, and an annual performance bonus of 30% to 100% of Mr. Novack's base salary based on Mr. Novack's and our performance.

      Mr. Novack was granted an option to purchase 1.5% of the then outstanding Common Stock (including the Common Stock issuable under outstanding options and warrants) at a price per share of $.53, which option vested as to one-third of the amount thereof on July 1, 2001.

      For a period of one year following Mr. Novack's voluntary termination or termination for cause, Mr. Novack cannot engage anywhere in the Northeastern United States, have an equity interest (except for an interest of 10% or less in an entity whose securities are listed on a national securities exchange) in any business (other than us) or participate in the financing, operation, management or control of, any firm, corporation or business (other than us) that engages in the marketing or sale of specialty coffee or bagels as its principal business.

      Effective April 2, 2002, we terminated Mr. Novack for cause.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with for the fiscal year ended January 1, 2002, except for each of our executive officers and non-employee directors who failed to file a report on Form 5 to report exempt grants of stock and options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of our Common Stock as of May 14, 2002 (i) by each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our Common Stock, (ii) by each of the Named Executive Officers, (iii) by each of our directors, and (iv) by all directors and executive officers as a group.


                                               AMOUNT AND NATURE
                                                OF BENEFICIAL
BENEFICIAL OWNER**                                 OWNERSHIP        PERCENTAGE
----------------                                   ---------        ----------
Halpern Denny III, L.P. ....................      18,464,274 (1)        51.4%
Greenlight Capital, L.L.C. .................      16,289,023 (2)        48.2%
Brookwood New World Investors, LLC..........       4,194,351 (3)        19.4%
BET Associates, L.P. .......................       5,011,601 (4)        22.5%
Special Situations Fund III, L.P............       4,419,987 (5)        20.4%
Frank and Lydia LaGalia.....................       1,500,000 (6)         8.6%




                                               AMOUNT AND NATURE
                                                OF BENEFICIAL
BENEFICIAL OWNER**                                 OWNERSHIP        PERCENTAGE
----------------                                   ---------        ----------
Anthony D. Wedo.............................               0 (7)         *
William Rianhard............................          30,000 (8)         *
Paul J.B. Murphy III........................               0             *
Karen Hogan.................................          69,089 (9)         *
Edward McCabe...............................          71,682 (10)        *
William Nimmo...............................          33,047 (11)        *
Leonard Tannenbaum..........................         134,660 (12)        *
Eve Trkla...................................          34,438 (13)        *
R. Ramin Kamfar.............................       1,012,282 (14)        5.6%
Jerold E. Novack............................       1,005,683 (15)        5.5%
All directors and executive officers as a                               12.4%
  group (8 persons).........................       2,390,881 (16)


-----------
*     Less than one percent (1%).
** Address for each officer and director is our principal office located at 246 Industrial Way West, Eatontown, New Jersey 07724.
(1) Based upon an amendment to a Schedule 13D filed with the Securities and Exchange Commission on June 25, 2001. The Schedule 13D was filed by Halpern Denny and Halpern Denny & Company V, L.L.C., a Delaware limited liability company ("HD&C"). HD&C is the sole general partner of Halpern Denny. Consists of Common Stock that may be purchased upon the exercise of warrants.
(2) Based on an amendment to a Schedule 13D filed with the Securities and Exchange Commission on June 19, 2001. The Schedule 13D was filed on behalf of Greenlight, Greenlight Capital, L.P., of which Greenlight is the general partner, Greenlight Capital Offshore, Ltd., for whom Greenlight Capital acts as investment advisor, Greenlight Capital Qualified, L.P., of which Greenlight Capital is the general partner, and David Einhorn and Jeffrey A. Keswin, the principals of Greenlight Capital. Consists of Common Stock that may be purchased upon the exercise of warrants.
(3) Based upon an amendment to a Schedule 13D filed with the Securities and Exchange Commission on January 22, 2001. The Schedule 13D was filed by Brookwood and Brookwood New World Co., LLC, a Delaware limited liability company ("BNW"). BNW is the sole managing member of Brookwood. Consists of Common Stock that may be purchased upon the exercise of warrants.
(4) Based upon an amendment to a Schedule 13D filed with the Securities and Exchange Commission on March 14, 2001. Includes 4,792,351 shares of Common Stock that may be purchased upon the exercise of warrants by BET Associates. Bruce E. Toll is the sole member of BRU LLC, a Delaware limited liability company, which is the sole general partner of BET Associates. Mr. Toll also owns 219,250 shares of Common Stock.
(5) Based upon a Schedule 13D filed with the Securities and Exchange Commission on March 4, 2002. The Schedule 13D was filed by Special Situations Funds III, L.P., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., MGO Advisors Limited Partnership, MG Advisors, L.L.C., AWM Investment Company, Inc., Austin W. Marxe and David Greenhouse. The principal business address for each of the foregoing, other than Special Situations Cayman Fund, L.P., is 153 East 53rd Street, New York, New York 10022. The principal business address for Special Situations Cayman Fund is c/o CIBC Bank and Trust Company (Cayman) Limited, CIBC Bank Building, P.O. Box 694 Grand Cayman, Cayman Islands, British West Indies. Includes (i) 181,200 shares of Common Stock and 2,411,548 shares, that may be purchased upon the exercise of warrants held by Special Situations Funds III, L.P., (ii) 803,850 shares of Common Stock that may be purchased upon the exercise of warrants held by Special Situations Private Equity Fund, L.P. and (iii) 8,000 shares of Common Stock and 1,015,389 shares of Common Stock that may be purchased upon the exercise of warrants held by Special Situations Cayman Fund, L.P.
(6) Based upon an amendment filed to a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2001. Includes 210,000 shares of Common Stock owned of record by Frank LaGalia. Includes 10,500 shares of Common Stock owned of record by Lydia LaGalia. Includes 1,029,000 shares owned of record jointly by Mr. and Mrs. LaGalia. Includes 26,500 shares owned of record jointly by Frank LaGalia and his father. Includes 170,000 shares of Common Stock that are owned of record by Mr. LaGalia's father. Includes 46,000 shares owned of record by Carmela LaGalia's Individual Retirement Account.

      Carmela LaGalia is Frank LaGalia's aunt. Includes 8,000 shares owned by Mr. and Mrs. LaGalia's minor son. The address for Frank and Lydia LaGalia is 2050 Center Avenue, Suite 200, Fort Lee, NJ 07024.
(7) Does not include options to purchase 3,077,035 shares of Common Stock granted in connection with Mr. Wedo's employment agreement, which options are not exercisable within 60 days.
(8) Includes 30,000 shares, which may be acquired upon the exercise of presently exercisable options.
(9) Includes 30,000 shares, which may be acquired upon the exercise of presently exercisable options.
(10) Includes 35,000 shares, which may be acquired upon the exercise of presently exercisable options.
(11) Includes 10,000 shares, which may be acquired upon the exercise of presently exercisable options. Does not include 10,605,140 shares owned beneficially by Halpern Denny in which Mr. Nimmo is a partner. Mr. Nimmo disclaims a beneficial interest in the Common Stock beneficially owned by Halpern Denny.
(12) Includes options to purchase 20,000 shares of Common Stock and warrants to purchase 70,000 shares of Common Stock. Does not include 5,011,601 shares owned beneficially by BET Associates, of which Mr. Tannenbaum is a limited partner, and of which shares Mr. Tannenbaum disclaims beneficial ownership.
(13) Includes 10,000 shares, which may be acquired upon the exercise of presently exercisable options. Ms. Trkla is a controlling person of Brookwood Financial Partner, L.P., an affiliate of Brookwood. Ms. Trkla disclaims a beneficial interest in the Common Stock beneficially owned by Brookwood, except to the extent that Thomas N. Trkla, her spouse, has a direct or indirect pecuniary interest therein.
(14) Includes 684,367 shares, which may be acquired upon the exercise of presently exercisable options. Effective April 1, 2002, options to purchase 342,184 shares were cancelled, and the balance expire 90 days thereafter.
(15) Includes 802,874 shares of Common Stock that may be acquired upon the exercise of options, including options to purchase 381,212 shares of Common Stock granted in connection with Mr. Novack's employment agreement. Does not include options to purchase 762,423 shares of Common Stock, which are not exercisable within 60 days. All of Mr. Novack's options terminate, pursuant to their terms, 90 days after the termination of his employment.
(16) Includes 1,729,241 shares, which may be acquired upon the exercise of presently exercisable options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Leonard Tannenbaum, a director, is a limited partner and 10% owner in BET. On August 11, 2000, BET purchased approximately 8,108 shares of our Series D Preferred Stock for a sum of $7.5 million. In a related transaction on August 18, 2000, Brookwood purchased approximately 8,108 shares of our Series D Preferred Stock for a sum of $7.5 million (collectively, the "Series D Financing"). Each of BET and Brookwood received a warrant to purchase 1,196,909 shares of our Common Stock at a price of $.01 per share. In connection with the Series D Financing, MYFM Capital LLC, of which Mr. Tannenbaum is the Managing Director, received a fee of $225,000 and a warrant to purchase 70,000 shares of our Common Stock at its closing price on August 18, 2000. In addition, Mr. Tannenbaum was designated by BET as a director to serve for the period specified in the Stockholders Agreement.

      Eve Trkla, a director of our company, is the Chief Financial Officer of Brookwood Financial Partners, L.P., an affiliate of Brookwood. Ms. Trkla was designated by Brookwood as a director to serve for the period specified in the Stockholders Agreement.

      On January 22, 2001, we consummated a sale of 20,000 shares of our authorized but unissued Series F Preferred Stock to Halpern Denny in exchange for the sum of $20 million. At such time we entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. Pursuant to the Series F Preferred Stock and Warrant Agreement, Halpern Denny was paid a transaction fee of $500,000. William Nimmo, a director, is a partner in Halpern Denny and Co., an affiliate of Halpern Denny. Mr. Nimmo was designated by Halpern Denny as a director of our company. In connection with the Series F Preferred Stock and Warrant Purchase Agreement, we issued Halpern Denny a warrant to purchase 8,484,112 shares of our Common Stock at an exercise price of $0.01 per share.

      BET and Brookwood had invested the sum of $15 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D Preferred Stock, which had a right to approve the creation of the Series F Preferred Stock. Therefore, we considered it appropriate to restructure the investment documents relating to the

August 2000 investment by BET and Brookwood. Accordingly, we, BET and Brookwood entered into an Exchange Agreement on January 22, 2001, whereby we exchanged all of our outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired), for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of our Common Stock. On May 30, 2001, we issued 25,000 shares of Common Stock to Mr. Tannenbaum in connection with the exchange of all of the outstanding shares of Series D Preferred Stock for shares of Series F Preferred Stock. In connection with the January 2001 Series F Preferred Stock financing, Bruce Toll, an affiliate of BET, was issued 200,000 shares of Common Stock.

      On March 29, 2001, we consummated a sale of 5,000 additional shares of our Series F Preferred Stock to Halpern Denny in exchange for the sum of $5 million. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement (the "Second Purchase Agreement") with Halpern Denny, we also sold Halpern Denny warrants to purchase 2,121,028 shares of our Common Stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant). Pursuant to the Second Purchase Agreement, Halpern Denny was paid a transaction fee of $200,000.

      In connection with the Einstein Acquisition, on June 7 and June 19, 2001, Halpern Denny purchased an additional 7,500 shares of Series F Preferred Stock for the sum of $7.5 million and warrants to purchase 2,961,551 shares of our Common Stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant) pursuant to the Series F Preferred Stock Purchase Agreement. In addition, on June 19, 2001, Greenlight Capital and certain of its affiliates purchased 12,500 shares of Series F Preferred Stock and warrants to purchase 10,576,967 shares of our Common Stock at a price per share of $.01 (subject to adjustment as provided in the form of warrant) pursuant to the Third Series F Preferred Stock and Warrant Purchase Agreement (the "Third Purchase Agreement"). Pursuant to the Third Purchase Agreement, Halpern Denny was paid a transaction fee of $250,000 and Greenlight Capital was paid a transaction fee of $250,000.

      Commencing in 2002, the holders of the Series F Preferred Stock are entitled to receive additional warrants. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

      On January 17, 2001, we entered into a Bond Purchase Agreement with Greenlight Capital. Pursuant to the agreement, Greenlight Capital formed a limited liability company, Greenlight New World, L.L.C. ("GNW"), and contributed $10 million to GNW to purchase Einstein bonds. We are the exclusive manager of GNW. The agreement provided Greenlight Capital with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 16, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, we issued Greenlight Capital warrants to purchase an aggregate of 4,242,056 shares of our Common Stock at $0.01 per share. On June 19, 2001, we, GNW and Greenlight Capital entered into a letter agreement, pursuant to which, among other things, Greenlight Capital consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes. We are required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes. To the extent that there are any excess proceeds, we are required to pay them to Greenlight Capital. If Greenlight Capital does not receive a return equal to its Guaranteed Return, we are obligated to issue Greenlight Capital Series F Preferred Stock with a face amount equal to the deficiency and warrant coverage equal to 1.5% of our fully diluted Common Stock for each $1 million of deficiency.

      We, BET, Brookwood, Halpern Denny, Greenlight Capital and Special Situations entered into a Stockholders Agreement, which relates principally to the composition of our Board of Directors. Pursuant to the terms of the Stockholders Agreement, as amended, the authorized number of directors shall be ten members. BET and Brookwood are each entitled to designate one member of the Board of Directors until such time as its Series F Preferred Stock, including any notes issued upon redemption thereof, have been redeemed and paid in full. Halpern Denny is entitled to designate two members to the Board of Directors (and has designated one, Mr. Nimmo, as of this time) until such time as its Series F Preferred Stock, including any notes issued upon redemption thereof, have been redeemed and paid in full, at which time it shall be allowed to designate one director, which right will continue until such time as it owns less than 2% of our outstanding Common Stock. The Stockholders Agreement provides that should Halpern Denny designate a second member to the Board of Directors, a majority of directors who are not designees of BET, Brookwood or Halpern Denny may designate an additional member to the Board of Directors bringing the total membership of the Board of Directors to ten persons. In addition, pursuant to the terms of the Certificate of Designation for the Series F Preferred Stock, in the event that any dividends on the Series F Preferred

Stock are in arrears, the holders of the Series F Preferred Stock will have the right to designate not less than 50% of the members of the Board of Directors.

      On May 30, 2002, we entered into a Loan and Security Agreement with BET, which provides for a $7.5 million revolving loan facility. The facility will be secured by substantially all of our assets. Borrowings under the facility will bear interest at the rate of 11% per annum. The facility will expire on March 31, 2003. In connection with obtaining the facility, we paid MYFM Capital LLC a fee of $75,000. Leonard Tannenbaum is the Managing Director of MYFM Capital and is a partner at BET.

      In June 1999, we entered into a franchise agreement for a New World location with NW Coffee, Inc., pursuant to which NW Coffee, Inc. paid us an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5.0% of gross sales, due and payable monthly. In connection with the franchise agreement we also entered into an asset purchase agreement with NW Coffee, Inc. pursuant to which NW Coffee, Inc. purchased the assets of the New World location from us for $250,000. In connection with the asset purchase agreement, NW Coffee, Inc. delivered to us a promissory note in the amount of $225,000, which bears interest at 8% and is payable in installments commencing in June 2002. The note is secured by the assets of NW Coffee, Inc. used in the operation of the franchise. Mr. Kamfar's uncle owns NW Coffee, Inc. and Mr. Kamfar's parents are officers of NW Coffee, Inc. In periods prior to April 2001, we purchased goods for the franchise and paid for all of the expenses of the franchise other than payroll (other than the salary of the general manager), which generated receivables for us. From time to time, NW Coffee, Inc. and Mr. Kamfar made payments to us to reduce the outstanding receivables. As of May 14, 2002, the outstanding receivable of NW Coffee, Inc. was $267,314. Until April 2002, we also provided payroll, accounting and other services to NW Coffee, Inc. for no charge.

      In August 1997, we entered into a franchise for a New World location with 723 Food Corp., pursuant to which 723 Food Corp. paid us an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5.0% of gross sales, due and payable monthly. In connection with the franchise agreement, 723 Food Corp. purchased the assets of the New World location from us for $275,000. 723 Food Corp. delivered to us a promissory note in the amount of $125,000, which bears interest at 6% and is payable on August 30, 2002 and a promissory note in the amount of $100,000, which bears interest at 6% and is payable on November 30, 2002. The notes are secured by the assets of 723 Food Corp. and 200,000 shares of Common Stock of New World. In addition, Mr. Novack guaranteed the obligations of 723 Food Corp. The guarantee is no longer in effect. Until August 17, 2000, Mr. Novack owned 50% of the capital stock of 723 Food Corp. and was an officer and director of 723 Food Corp. As of May 14, 2002, the outstanding receivable of 723 Food Corp. was $11,530. In addition, we issued a warrant to 723 Food Corp. to purchase 100,000 shares of Common Stock for $1.25 per share.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   Financial Statements

      See the Index to Consolidated Financial Statements included on Page F-1 for a list of the financial statements included in this Form 10-K.

      See Page S-1 for Schedule II - Valuation and Qualifying Accounts. All other financial statement schedules of the Company are omitted because they are not required or are not applicable.

(b) Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

      Current Report on Form 8-K filed with the SEC on October 17, 2001, announcing the appointment of directors to the Audit Committee and the Compensation Committee and that the Company changed its name from New World Coffee-Manhattan Bagel, Inc. to New World Restaurant Group, Inc.

      Current Report on Form 8-K filed with the SEC on November 13, 2001, announcing conditions set by the Nasdaq Listing Qualifications Panel to maintain the Company's listing on the Nasdaq National Market.

      Current Report on Form 8-K filed with the SEC on November 29, 2001, announcing that the Company had been delisted from the Nasdaq National Market and that the Company's shares would trade on the "Pink Sheets" under the symbol "NWCI".

      Current Report on Form 8-K filed with the SEC on December 20, 2001, announcing the Company's report to its shareholders at its annual meeting.

(c)      Exhibits:

3.1      Articles of incorporation (1)
3.2      Restated Certificate of Incorporation (6)
3.3      By-laws (2)
3.4      Amendments to Bylaws (9)
4.1      Specimen Common Stock Certificate of Registrant (2)
4.2 Form of Representatives' Warrant Agreement, including Form of Representatives' Warrant (2)
4.3      Certificate of Designation of Series B Preferred Stock (3)
4.4 Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on January 18, 2001(8)
4.5 Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on March 29, 2001(9)
4.6 Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State June 19, 2001(11)
10.1     1994 Stock Plan (2)
10.2     Investor Rights Agreement (2)
10.3     Directors' Option Plan (2)
10.4     Form of Franchise Agreement (4)
10.5     Form of Store Franchise Sale Agreement (4)
10.6 Manhattan Bagel Company, Inc. - DIP Amended Acquisition Agreement and Exhibits (5)
10.7 Manhattan Bagel Company, Inc. - Debtor in Possession First Amended Joint Plan of Reorganization (5)
10.8     Manhattan Bagel Company, Inc. - Debtor in Possession Confirmation
         Order (5)
10.9     Employment Agreement with Anthony D. Wedo (12)
10.10    Employment Agreement with William Rianhard (10)
10.11    Employment Agreement with R. Ramin Kamfar (10)
10.12    Employment Agreement with Jerold E. Novack (13)
10.13 Rights Agreement between New World Coffee-Manhattan Bagel, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of June 7, 1999 (7)
10.14 Series F Preferred Stock and Warrant Purchase Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood (8)
10.15    Form of Note issuable to Halpern Denny, BET and Brookwood (8)
10.16 Form of Common Stock Purchase Warrant issued to Halpern Denny, BET and Brookwood (8)
10.17 Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood
         (8)
10.18 Stockholders Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood (8)
10.19 Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood (8)
10.20 Bond Purchase Agreement dated as of January 17, 2001, by and among the Company, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (8)
10.21 Form of Certificate of Designation, Preferences and Rights of Series E Preferred Stock (8)
10.22    Form of Common Stock Purchase Warrant issued to the Greenlight
         Entities (8)
10.23 Registration Rights Agreement dated as of January 17, 2001, by and among the Company, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (8)
10.24 Second Series F Preferred Stock and Warrant Purchase Agreement dated as of March 29, 2001, by and between the Company and Halpern Denny (9)
10.25    Form of Common Stock Purchase Warrant issued to Halpern Denny (9)
10.26    Form of Note issuable to Halpern Denny, BET and Brookwood (9)

10.27 Amendment No. 1 to Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood (9)
10.28 Amendment No. 1 to Series F Preferred Stock and Warrant Purchase Agreement dated as of January 18, 2001, by and between the Company and Halpern Denny (9)
10.29    Amendment No. 1 to Stockholders Agreement dated as of January 18,
         2001, by and among the Company, Halpern Denny, BET and Brookwood (9)
10.30 Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood (9)
10.31 Series F Preferred Stock Purchase Agreement dated June 7, 2001, by and between the Company and Halpern Denny (11)
10.32 Third Series F Preferred Stock and Warrant Purchase Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, Greenlight and Special Situations (11)
10.33 Amendment No. 2 to Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood (11)
10.34 Amendment No. 2 to Stockholders Agreement dated June 19, 2001, by and between the Company, Halpern Denny, BET and Brookwood (11)
10.35 Letter Agreement dated as of June 19, 2001, by and between the Company, BET, Brookwood and Halpern Denny (13)
10.36 Amendment No. 1 to First Series F Preferred Stock Purchase Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny,
         BET and Brookwood (11)
10.37 Form of Note issuable to Halpern Denny, Greenlight, BET, Brookwood and Special Situations (11)
10.38 Form of Common Stock Purchase Warrant issued to Halpern Denny, Greenlight and Special Situations (11)
10.39 Indenture Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company and United States Trust Company of New York (11)
10.40 Purchase Agreement dated as of June 19, 2001, by and between the Company and Jefferies & Co. (11)
10.41 Pledge and Security Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company and United States Trust Company of New York (11)
10.42 Warrant Agreement dated as of June 19, 2001, by and among the Company, Jefferies & Co. and United States Trust Company of New York (11)
10.43    Registration Rights Agreement dated as of June 19, 2001, by and between the Company and Jefferies & Co. (11)
10.44 Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, New World ENBCDEB Corp. and Jefferies & Co. (11)
10.45    Form of Note issuable under the Note Purchase and Security Agreement
         (11)
10.46    Account Control Agreement dated as of June 19, 2001, by and between the Company, New World ENBCDEB Corp. and Jefferies & Co. (11)
10.47 Asset Purchase Agreement dated as of June 1, 2001, by and between Einstein Acquisition Corp., Greenlight New World, L.L.C., ENBC and
         ENBP (11)
10.48    Transition Services Agreement dated as of June 19, 2001, by and between Einstein Acquisition Corp. and ENBC and ENBP (11)
10.49 Order of the United States Bankruptcy Court for the District of Arizona dated June 1, 2001 approving the Asset Purchase Agreement (11)
10.50* Letter Agreement dated as of June 19, 2001, by and among the Company, Greenlight New World, L.L.C. and Greenlight Capital, L.L.C.
10.51* Loan and Security Agreement dated as of May 30, 2002, between BET Associates, L.P. and the Company
21.1*    List of Subsidiaries
23.1*    Consent of Arthur Andersen LLP
99.1* Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP

------------------
*    Filed herewith.
(1) Incorporated by reference to Exhibit 3.2 from the Registrant's Registration Statement on Form SB-2 (33-95764).
(2) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (33-95764).

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, for the Fiscal Year Ended December 29, 1996.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, for the Fiscal Year Ended December 28, 1997.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K dated November 24, 1998.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K dated September 7, 1999.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K dated October 13, 1999.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K dated January 17, 2001.
(9) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 29, 2001.
(10) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(11) Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 19, 2001.
(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 2001.
(13) Incorporated by reference from the Registrant's Registration Statement on Form S-4 dated November 19, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    New World Restaurant Group, Inc.


                                    By:  /s/ Anthony D. Wedo
                                       -----------------------------------------
                                       Anthony D. Wedo
                                       Chief Executive Officer


Dated: May 31, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                      DATE
         ---------                          -----                      ----


/s/ Anthony D. Wedo         Chief Executive Officer and Director   May 31, 2002
-------------------------   (Principal Executive, Financial and
Anthony D. Wedo             Accounting Officer)


/s/ Karen Hogan             Director                               May 31, 2002
-------------------------
Karen Hogan


/s/ Edward McCabe           Director                               May 31, 2002
-------------------------
Edward McCabe


/s/ William Nimmo           Director                               May 31, 2002
-------------------------
William Nimmo


/s/ Leonard Tannenbaum      Director                               May 31, 2002
-------------------------
Leonard Tannenbaum


/s/ Eve Trkla               Director                               May 31, 2002
-------------------------
Eve Trkla

                        NEW WORLD RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS............................................     F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of January 1, 2002 and December 31, 2000........     F-3

     Consolidated Statements of Operations for the Years Ended January 1, 2002,
     December 31, 2000 and December 26, 1999........................................     F-4

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
     January 1, 2002, December 31, 2000 and December 26, 1999.......................     F-5

     Consolidated Statements of Cash Flows for the Years Ended January 1, 2002,
     December 31, 2000 and December 26, 1999........................................     F-6

     Notes to Consolidated Financial Statements ....................................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NEW WORLD RESTAURANT GROUP, INC.:

We have audited the accompanying consolidated balance sheets of New World Restaurant Group, Inc. (formerly known as New World Coffee-Manhattan Bagel, Inc.) (a Delaware corporation) and subsidiaries as of January 1, 2002 and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended January 1, 2002, December 31, 2000 and December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New World Restaurant Group, Inc. and subsidiaries as of January 1, 2002 and December 31, 2000, and the results of their operations and their cash flows for the years ended January 1, 2002, December 31, 2000 and December 26, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
New York, NY
May 15, 2002

                NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 1, 2002 AND DECEMBER 31, 2000
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                      December
                                                                        January 1,       31,
                                                                           2002         2000
                                                                        ---------    ---------
ASSETS
Current Assets:
Cash and cash equivalents.........................................      $ 14,238     $  2,271
Franchise and other receivables, net of allowance of $777 and $723         6,331        3,068
Due from bankruptcy estate........................................         3,918            -
Current maturities of notes receivables...........................           248          677
Inventories.......................................................         8,806        1,436
Prepaid expenses and other current assets.........................         1,779          621
Deferred income taxes - current portion...........................           500          500
Investment in debt securities.....................................        34,156       13,889
Assets held for resale............................................         1,224        5,141
                                                                        ---------    ---------
Total current assets..............................................        71,200       27,603

Property, plant and equipment, net................................       115,362        6,970
Notes and other receivable, net of allowance of $2,022 and $1,542.           786        1,222
Trademarks and recipes, net of amortization of $2,748 and $649....       101,159       15,724
Goodwill, net of amortization of $880 and $761....................         2,211        2,326
Deferred income taxes.............................................         8,934        9,100
Debt issuance costs and other assets..............................         6,206        2,754
                                                                        ---------    ---------
Total Assets......................................................      $305,858     $ 65,699
                                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..................................................      $ 20,170     $  2,708
Accrued expenses..................................................        33,860        3,731
Short-term debt and current portion of long-term debt.............        37,137        4,423
Current portion of obligations under capital leases...............           199          200
Other current liabilities.........................................            76           14
                                                                        ---------    ---------
Total current liabilities.........................................        91,442       11,076

Senior notes and other long-term debt.............................       120,536       13,690
Obligations under capital leases..................................           400          363
Other liabilities.................................................        19,803        1,829
                                                                        ---------    ---------
Total Liabilities.................................................       232,181       26,958

Series D Preferred Stock, $.001 par value, $1,000 per share
liquidation value; 25,000
shares authorized; 0 and 16,216 shares issued and outstanding.....             -       12,008
Series F Preferred Stock, $.001 par value, $1,000 per share
liquidation value; 116,000
shares authorized; 72,192 and 0 shares issued and outstanding.....        46,743            -

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 0
issued and outstanding............................................             -            -
Series A convertible preferred stock, $.001 par value; 400 shares authorized; 0 shares
issued and outstanding............................................             -            -
Series B convertible preferred stock, $.001 par value; 225 shares authorized, 0 shares
outstanding.......................................................             -            -
Series C convertible preferred stock, $.001 par value; 500,000 shares authorized, 0 shares
Outstanding.......................................................
                                                                               -            -
Common stock, $.001 par value; 150,000,000 shares
authorized; 17,481,394 and 15,404,828 shares issued and outstanding           17           15
Additional paid-in capital........................................       100,189       45,181
Accumulated deficit...............................................       (73,272)     (18,463)
                                                                        ---------    ---------
Total stockholders' equity........................................        26,934       26,733
                                                                        ---------    ---------
Total liabilities and stockholders' equity........................      $305,858     $ 65,699
                                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED JANUARY 1, 2002, DECEMBER 31, 2000 AND
           DECEMBER 26, 1999 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                  INFORMATION)

                                                              January 1,  December 31,  December 26,
                                                                 2002         2000           1999
                                                              ----------  ------------  ------------
Revenues:
Manufacturing revenues...................................       $ 23,975      $ 26,011      $ 25,105
Franchise related revenues...............................          5,859         7,715         6,171
Retail sales.............................................        206,186        11,997         8,649
                                                              ----------  ------------  ------------
Total revenues...........................................        236,020        45,723        39,925
Cost of sales............................................        190,530        31,045        27,948
General and administrative expenses......................         25,386         6,694         6,137
Depreciation and amortization............................         13,442         2,774         2,249
Provision for integration and reorganization costs.......          4,391             -             -
Noncash charge in connection with realization of assets..          2,800             -             -
                                                              ----------  ------------  ------------
(Loss) income from operations............................          (529)         5,210         3,591
Interest expense, net....................................         28,490         1,960         1,407
Gain (loss) from sale of investments.....................            241         (339)             -
Permanent impairment in the value of investments.........          5,806             -             -
                                                              ----------  ------------  ------------
(Loss) income before income taxes, minority interest and
extraordinary
item.....................................................       (34,584)         2,911         2,184
Provision (benefit) for income taxes.....................            167       (3,100)             -
Minority interest........................................          1,578             -             -
                                                              ----------  ------------  ------------
(Loss) income before extraordinary item..................       (36,329)         6,011         2,184
Extraordinary item
Net gain  from early extinguishment of debt..............              -             -           240
                                                              ----------  ------------  ------------
Net (loss) income........................................       (36,329)         6,011         2,424
Dividends and accretion on preferred stock...............         18,480         2,128             -
Net (loss) income available to common stockholders.......     $ (54,809)       $ 3,883       $ 2,424
                                                              ----------  ------------  ------------
Net (loss) income per common share - Basic:
Net (loss) income before extraordinary item..............        ($3.24)         $0.32         $0.22
                                                              ==========  ============  ============
Extraordinary item.......................................              -             -         $0.02
                                                              ==========  ============  ============
Net (loss) income........................................        ($3.24)         $0.32         $0.24
                                                              ==========  ============  ============
Net (loss) income per common share - Diluted:
Net (loss) income before extraordinary item..............        ($3.24)         $0.29         $0.21
                                                              ==========  ============  ============
Extraordinary item.......................................              -             -         $0.02
Net (loss) income........................................        ($3.24)         $0.29         $0.23
                                                              ==========  ============  ============
Weighted average number of common shares outstanding:
Basic....................................................     16,923,168    12,074,356    10,317,490
                                                              ==========  ============  ============
Diluted..................................................     16,923,168    13,374,975    10,692,613
                                                              ==========  ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
               JANUARY 1, 2002, DECEMBER 31, 2000 AND DECEMBER 26,
                 1999 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                  INFORMATION)

                                                                 SERIES B PREFERRED  SERIES C PREFERRED
                                                                       STOCK                STOCK            COMMON STOCK
                                                                 ------------------  -------------------  -----------------
                                                                  SHARES    AMOUNT     SHARES   AMOUNT     SHARES     AMOUNT
                                                                 --------- --------- --------- -------- ------------ --------
BALANCE, DECEMBER 27, 1998.................................          58.5        $-                 $-    9,721,322      $10
Issuance of common stock, net of offering expenses.........                                               1,167,171        1
Common stock issued in connection with the conversion of
Series B convertible preferred stock.......................        (58.5)                                   425,015        -
Net Income for the year....................................
                                                                 --------- --------- --------- -------- ------------ --------
BALANCE, DECEMBER 26, 1999.................................             -         -        -         -   11,313,508       11
                                                                 --------- --------- --------- -------- ------------ --------
Issuance of common stock, net of offering expenses.........                                               1,228,458        1
Private placement of securities consisting of common and
preferred Series C stock, net of offering expenses.........                          444,190       444    1,530,292        2
Conversion of series C preferred stock.....................                          (444,190)   (444)    1,332,570        1
Insurance of warrants in connection with issuance of series
D preferred stock..........................................
Dividends and accretion on series D preferred stock........
Net Income for the year....................................
                                                                 --------- --------- --------- -------- ------------ --------
BALANCE, DECEMBER 31, 2000.................................             -         -        -         -   15,404,828       15
                                                                 --------- --------- --------- -------- ------------ --------
Exchange of Series D for Series F..........................                                                       -        -
Issuance of common stock...................................                                               2,076,566        2
Issuance of Warrants in connection with Senior Notes.......
Issuance of Warrants in connection with Series F Preferred
Stock......................................................

Issuance of Warrants to minority owners in affiliated entity
Dividends and accretion on Series F Preferred Stock........
Net loss for the year......................................
                                                                 --------- --------- --------- -------- ------------ --------
BALANCE, JANUARY 1, 2002...................................             -        $-        -        $-   17,481,394      $17
                                                                 --------- --------- --------- -------- ------------ --------
                                                                                       TOTAL
                                                              ADDITIONAL  ACCUMU-      STOCK-
                                                               PAID-IN     LATED      HOLDERS'
                                                               CAPITAL    DEFICIT      EQUITY
                                                              ---------- ----------- -----------

BALANCE, DECEMBER 27, 1998.................................     $33,704  $ (24,770)  $    8,944
Issuance of common stock, net of offering expenses.........       1,003           -       1,004
Common stock issued in connection with the conversion of
Series B convertible preferred stock.......................           -           -           -
Net Income for the year....................................                   2,424       2,424
                                                              ---------- ----------- -----------
BALANCE, DECEMBER 26, 1999.................................      34,707    (22,346)      12,372
                                                              ---------- ----------- -----------
Issuance of common stock, net of offering expenses.........       1,835           -       1,836
Private placement of securities consisting of common and
preferred Series C stock, net of offering expenses.........       5,405     (1,263)       4,144
Conversion of series C preferred stock.....................           -           -           1
Insurance of warrants in connection with issuance of series
D preferred stock..........................................       3,234           -       3,234
Dividends and accretion on series D preferred stock........           -       (865)       (865)
Net Income for the year....................................           -       6,011       6,011
                                                              ---------- ----------- -----------
BALANCE, DECEMBER 31, 2000.................................      45,181    (18,463)      26,733
                                                              ---------- ----------- -----------
Exchange of Series D for Series F..........................       1,848     (1,159)         689
Issuance of common stock...................................       2,698           -       2,700
Issuance of Warrants in connection with Senior Notes.......      19,120           -      19,120
Issuance of Warrants in connection with Series F Preferred
Stock......................................................      28,112           -      28,112

Issuance of Warrants to minority owners in affiliated entity      3,230           -       3,230
Dividends and accretion on Series F Preferred Stock........                (17,321)    (17,321)
Net loss for the year......................................           -    (36,329)    (36,329)
                                                              ---------- ----------- -----------
BALANCE, JANUARY 1, 2002...................................    $100,189  $ (73,272)     $26,934
                                                              ---------- ----------- -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED JANUARY 1, 2002, DECEMBER 31, 2000 AND DECEMBER 26, 1999
                                 (IN THOUSANDS)

                                                                       January 1,      December 31,        December
                                                                          2002             2000            26, 1999
                                                                      -------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income......................................................  ($36,329)            $6,011           $2,424
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization..........................................     13,442             2,774            2,250
Minority interest......................................................      1,578                 -                -
Stock issued for compensation..........................................        818                 -                -
(Gain) loss on sale of debt securities.................................      (241)               339                -
Gain on sale of fixed assets...........................................          -             (339)            (704)
Provision for integration and reorganization costs.....................      3,895                 -                -
Noncash charge in connection with the realization of assets............      2,800                 -                -
Permanent impairment in value of debt securities.......................      5,806                 -                -
Amortization of debt issuance costs and debt discount..................      6,305                 -                -
Notes issued as payment in kind for interest on bridge loan............      2,627                 -                -
Accretion of warrant value and investment return.......................      4,816                 -                -
Extraordinary gain from the early extinguishment of debt...............          -                 -            (240)
Provision for uncollectible accounts and notes receivable..............        474                 -                -
Deferred income tax asset..............................................        167           (3,100)                -
Changes in operating assets and liabilities:
Franchise and other receivables........................................    (1,416)           (1,056)          (1,047)
Inventories............................................................        648               409            (489)
Prepaid expenses and other current assets..............................        903             (345)             (70)
Deposits and other assets..............................................      (134)             (446)              656
Receipts of notes receivable...........................................        459               230              995
Additions to notes receivable..........................................       (68)             (276)            (602)
Accounts payable.......................................................        590               693              264
Accrued expenses and other current liabilities.........................      (680)           (2,799)          (1,702)
                                                                         ------------    --------------    -------------
Net cash provided by operating activities..............................      6,460             2,095            1,735
                                                                         ------------    --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................    (3,311)             (335)          (1,432)
Proceeds from sales of  fixed assets...................................          -               467              952
Disposal of assets held for resale.....................................        641                 -                -
Net cash paid for acquisitions.........................................  (161,702)           (4,166)          (2,422)
Deferred acquisition costs.............................................          -             (865)                -
Additions to assets held for resale....................................          -                 -               38
Investment in debt securities..........................................   (28,911)          (17,412)                -
Proceeds from the sale of debt securities..............................      3,885             3,183                -
                                                                         ------------    --------------    -------------
Net cash used in investing activities..................................  (189,398)          (19,128)          (2,864)
                                                                         ------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net...................................     47,068            19,412            1,004
Minority owners' capital contributions to affiliated entity............      9,166                 -                -
Proceeds from bridge loan..............................................     33,250                 -                -
Proceeds from issuance of senior notes.................................    128,450                 -                -
Debt issuance costs....................................................    (7,220)                 -                -
Proceeds from long-term borrowings.....................................          -             1,500           13,788
Payment of liabilities in connection with acquired assets..............      (987)           (2,474)          (3,666)
Repayments of capital leases...........................................      (386)             (229)            (572)
Repayment of notes payable.............................................   (14,436)           (1,785)          (7,164)
Early retirement of debt...............................................          -                 -          (4,650)
                                                                         ------------    --------------    -------------
Net cash provided by financing activities..............................    194,905            16,424          (1,260)
                                                                         ------------    --------------    -------------
Net increase in cash...................................................     11,967             (609)          (2,389)
CASH, beginning of period..............................................      2,271             2,880            5,269
                                                                         ------------    --------------    -------------
CASH, end of period....................................................    $14,238            $2,271           $2,880
                                                                         ============    ==============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
  FOR THE YEARS ENDED JANUARY 1, 2002, DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                 January 1,        December 31,          December
                                                                    2002               2000                26,
                                                                                                           1999
                                                                ---------------    ----------------    ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest......................................................      $ 11,180             $ 1,965            $ 1,263

Non-cash Investing and Financing Activities:
Non-cash dividends and accretion on preferred stock...........        18,480                 461                  -

Stock issued for services provided............................           459                 946                  -

Stock issued to extinguish liabilities........................           375                   -                  -

Stock issued in exchange for debt securities..................           805                   -                  -

Equipment purchased under capital leases......................           250                 398                511

Notes received from sale of fixed assets......................             -                   -                 45

Conversion of Series B Convertible Preferred Stock to                      -                   -               (30)
Common Stock..................................................

Issuance of notes related to acquisitions.....................             -                   -              1,500

DETAILS OF ACQUISITION:
Tangible assets acquired......................................       134,186               5,116                  -
Intangible assets acquired....................................        87,494                 300              6,422
Due from bankruptcy estate....................................         3,918                   -                  -
Notes Receivable extinguished.................................             -             (1,250)                  -
Notes issued..................................................             -                   -            (1,500)
Estimated accruals and liabilities assumed....................      (54,501)                   -            (2,500)
Accrued acquisition costs.....................................       (4,021)                   -                  -
                                                                ---------------    ----------------    ---------------
Cash paid for acquisition.....................................       167,076               4,166              2,422
                                                                ---------------    ----------------    ---------------
Less cash acquired............................................         5,374                   0                  0
                                                                ---------------    ----------------    ---------------

Net cash paid for acquisition.................................      $161,702              $4,166             $2,422
                                                                ===============    ================    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION

We are a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States. With 770 locations in 34 states as of January 1, 2002, we operate and license locations primarily under the Einstein Bros. and Noah's New York Bagels ("Noah's") brand names and franchise locations primarily under the Manhattan Bagel ("Manhattan") and Chesapeake Bagel Bakery ("Chesapeake") brand names. Our locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offer a cafe experience with a neighborhood emphasis. As of January 1, 2002, our retail system consisted of 483 company-operated locations and 287 franchised and licensed locations. We also operate three dough production facilities and one coffee roasting facility. We are vertically integrated and have bagel dough manufacturing plants in New Jersey and California, and a coffee roasting plant in Connecticut. The Company's manufactured products are sold to franchised, licensed and company-operated stores as well as to wholesale, supermarket and non-traditional outlets.

During 2001, the Company changed its name from New World Coffee-Manhattan Bagel, Inc. to New World Restaurant Group, Inc.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

FISCAL YEAR

Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition (see Note 2), the Company elected to change its fiscal year end to the Tuesday closest to December 31. The Company's annual accounting period had previously ended on the Sunday closest to December 31. The fiscal year-end dates for 2001, 2000 and 1999 are January 1, 2002, December 31, 2000 and December 26, 1999, resulting in years containing 52, 53 and 52 weeks, respectively. The year ended January 1, 2002 includes two extra days of operations as the result of this change.

CASH AND CASH EQUIVALENTS

The Company considers securities with maturities of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $1,518,425 at January 1, 2002 and $905,216 at December 31, 2000, which were comprised of money market accounts and overnight treasury investments, the cost of which approximates market value.

The Company acts as custodian for certain funds paid by its franchisees which are earmarked as advertising fund contributions. Cash and cash equivalents includes $478,131 and $1,032,593 as of January 1, 2002 and December 31, 2000, respectively, which the Company holds in such advertising fund.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

                                                                                  JANUARY 1       DECEMBER 31,
                                                                                     2002             2000
                                                                               ------------        ----------
                                                                                  (amounts in thousands)
               Finished Goods..........................................              $8,381            $1,085
               Work in Progress........................................                   -               148
               Raw Materials...........................................                 425               203
                                                                               ------------        ----------
                                                                                     $8,806            $1,436
                                                                               ============        ==========

INVESTMENT IN DEBT SECURITIES

Investments in debt securities includes 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp., which is reported at realizable value.

During the year ended January 1, 2002, the Company determined that a permanent decline of $5,806,000 of the above-noted Einstein/Noah Bagel Corp. debentures in fair value had occurred. Accordingly, the Company recorded such amount as an investment impairment with a comparable charge in the accompanying statement of operations. At January 1, 2002, the carrying amount of debt securities approximates their fair market value.

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

                Leasehold improvements..................................           5 to 15 years
                Store equipment.........................................            3 to 7 years
                Furniture and fixtures..................................            5 to 8 years
                Office equipment........................................            3 to 5 years


TRADEMARKS AND INTELLECTUAL PROPERTY

Trademarks and intellectual property are being amortized on a straight-line basis over a period of 30 years.

GOODWILL

Goodwill resulting from the acquisition of MBC is being amortized on a straight-line basis over a period of 25 years.

LONG-LIVED ASSETS

The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows.

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

Royalty income, initial franchise fees and gains on sales of company-operated stores to franchisees are included in franchise revenues.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities and notes and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company believes that concentrations of credit risk with respect to notes and franchise accounts receivable are limited due to the large number and geographic dispersion of franchises comprising the Company's franchise base. The Company performs ongoing credit evaluations of its franchises and maintains reserves for potential losses.

REPORTING COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company's comprehensive net income is equal to its net income for the years ended January 1, 2002, December 31, 2000 and December 26, 1999.

EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share amounts (basic EPS) are computed by dividing net earnings by the weighted average number of common shares outstanding and exclude any potential dilution. Diluted earnings per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution of the Company's common stock equivalents. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of January 1, 2001 had been exercised, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                   Warrants....................................           57,465,456
                   Options.....................................            6,148,399
                                                                         -----------
                                                                          63,613,855
                                                                         ===========

SEGMENT DISCLOSURE

The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131, applicable to public companies, which establishes new standards for reporting information about operating segments in annual financial statements. The Company does not believe that it operates in more than one segment.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company has elected to adopt the disclosure requirements of SFAS No. 123 and show pro forma results of net income and earnings per share data.

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

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combination ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company is currently evaluating the effect of the adoption of SFAS 142 on its consolidated financial statements. In this connection, the Company is in the process of assessing its reporting units. Once the reporting units have been established, the Company will use the two-step approach to assess its goodwill and intangible assets. In the first step, the Company will compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill and intangible assets. In addition, the Company will reassess the classifications of its intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives.

The Company expects that the discontinuation of amortization of the remaining goodwill and intangible assets with indefinite lives of approximately $105,423,000 at January 1, 2002 will reduce operating expenses by approximately $883,000 per quarter in 2002, or approximately $3,532,000 for the year ending December 31, 2002. The adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

2.    ACQUISITIONS

On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery
(CBB), a franchisor of bagel bakeries operating under the Chesapeake Bagel Bakery brand name. The purchase price approximated $6,422,000 consisting of $2,422,000 in cash paid to the seller, $1,500,000 in notes payable to the seller and the accrual of $2,500,000 of post acquisition liabilities representing unearned franchise fees and post closing store conversion costs.

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

On June 19, 2001, the Company purchased substantially all of the assets (the Einstein Acquisition) of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, Einstein). Einstein was the largest bagel bakery chain in the United States, with 463 stores, nearly all of which are company-operated. The Einstein Acquisition was made pursuant to an Asset Purchase Agreement, which was entered into by the Company as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001 in the Einstein bankruptcy case. The purchase price was $160,000,000 in cash and the assumption of certain liabilities, subject to adjustment to the extent that Assumed Current Liabilities (as defined in the Asset Purchase Agreement) exceed $30,000,000.

In connection with the Einstein Acquisition, the Company incurred approximately $13,564,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price of $167,179,000 is being allocated based on the preliminary estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed as follows (amounts in thousands):

         Assets Acquired:
         Current assets.............................             $17,326
         Plant property and equipment...............             116,860
         Trademarks and intangible assets...........              87,494
         Liabilities assumed:
         Current liabilities........................              42,370
         Long-term liabilities......................              12,131
         Total purchase price.......................            $167,179

The estimation of the fair value of assets acquired and liabilities assumed was determined by the Company's management based on information currently available. The Company has obtained appraisals of the fair value of certain acquired property, plant and equipment as well as certain identified intangibles. The Company is in the process of completing such evaluations. Accordingly, the allocation of the purchase price is subject to revisions.

Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $30,000,000 as of the acquisition date. The accompanying balance sheet as of January 1, 2002 reflects approximately $3,918,000 as due from the Einstein Bankruptcy Estate. This amount is based upon the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein Bankruptcy Estate through the date of these financial statements.

The following unaudited pro forma consolidated statements of operations data for the years ended January 1, 2002 and December 31, 2000, give effect to the Einstein Acquisition as if it had occurred as of the beginning of each period reported. All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments and the financings necessary to complete the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place as of the beginning of each period reported, and may not be indicative of future operating results.


                                                                             Pro Forma
                                                                         For the Year Ended
                                                                ------------------------------------
                                                               (In thousands, except per share data)
                                                               January 1, 2002      December 31, 2000
                                                                ----------------   -----------------
      Revenues...........................................             $405,622              $421,426
                                                                ==============        ==============
      Loss before extraordinary items....................           ($ 52,049)             ($28,039)
                                                                ==============        ==============
      Net loss...........................................           ($ 52,049)            ($ 28,039)
                                                                ==============        ==============
      Net loss available to common stockholders..........           ($ 75,842)            ($ 40,892)
                                                                ==============        ==============
      Earnings per share - Basic.........................             ($ 4.48)              ($ 3.39)
                                                                ==============        ==============

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                   JANUARY 1,      DECEMBER 31,
                                                      2002             2000
                                                 -------------     --------------
      Leasehold Improvements...............        $   58,097        $    3,735
      Store/factory equipment..............            69,982             5,336
      Furniture & Fixtures.................               180               180
      Office Equipment.....................             1,563             1,515
                                                   ----------        ----------
                                                      129,822            10,766
      Less Accumulated Depreciation and
      Amortization.........................           (14,460)           (3,796)
                                                   ----------        ----------
                                                   $  115,362             6,970
                                                   ==========        ==========

Depreciation and amortization expense totaled approximately $13,442,000, $2,774,000 and $2,249,000 for the years ended January 1, 2002, December 31, 2000 and December 26, 1999, respectively.

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

5.    DEBT ISSUANCE COSTS AND OTHER ASSETS

Debt issuance costs and other assets consist of the following:

                                                   JANUARY 1,      DECEMBER 31,
                                                      2002             2000
                                                      (amount in thousands)
                                                 -------------    ---------------
      Security Deposits....................        $      269        $      424
      Deferred Acquisition Costs...........                 -             1,812
      Debt Issuance Costs..................             5,103                 -
      Other................................               834               518
                                                   ----------        ----------
      Totals...............................        $    6,206             2,754
                                                   ==========        ==========

6.    LONG-TERM DEBT

Long-Term debt consists of the following:

                                                                                    JANUARY 1,        DECEMBER 31,
                                                                                       2002               2000
                                                                                 -------------      ---------------
                                                                                        (amount in thousands)
Senior Secured Increasing Rate Notes, net of unamortized discount of
$8,517,727 and unaccreted warrant value of $14,304,205 (a)..........               $  117,178                   -
Note payable to a bank (b)..........................................                        -          $   11,000
Revolving credit note payable to a bank (c).........................                        -               3,000
Promissory note payable in connection with Chesapeake Bagel Bakery
acquisition (d).....................................................                    1,500               1,500
Note payable to New Jersey Economic Development Authority (e).......                    1,960               2,240
Other (f) (g).......................................................                      217                 373
                                                                                   ----------          ----------
                                                                                      120,855              18,113
Less - Current portion of long-term debt............................                      319               4,423
                                                                                   ----------          ----------
                                                                                   $  120,536          $   13,690
                                                                                   ==========          ==========

(a) The Company consummated a private placement of 140,000 units consisting of $140 million of senior secured increasing rate notes (the $140 Million Facility) and 140,000 Common Stock purchase warrants, each exercisable into 98 shares of the Company's Common Stock. The $140 Million Facility was placed through Jefferies & Company, Inc. (Jefferies). The notes under the $140 Million Facility, the terms of which are governed by a certain Indenture (the Indenture) dated as of June 19, 2001, by and among the Company, Jefferies and the United States Trust Company of New York (U.S. Trust), mature on June 15, 2003 and bear interest at an initial annual rate of 13%, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum rate of 18%. The Company commenced quarterly interest payments on September 15, 2001. The Company may redeem all or a portion of the notes at any time for their face value plus accrued and unpaid interest. If there is a Change in Control (as such term is defined in the Indenture) of the Company, the holders of the notes will have the right to require the Company to repurchase the notes at a price equal to 101% of the face amount plus accrued and unpaid interest. The notes are secured by a security interest in all of the Company's assets and the assets of the Company's subsidiaries (other than the assets of a non-restricted subsidiary (Bondco) holding the Einstein Bonds (as defined below)). The Indenture also contains certain restrictive covenants, including certain financial covenants that are required to be measured on an annual basis. The proceeds were $128,450,000. The debt discount aggregating $11,550,000 is being amortized over the term of the notes (2 years) using the effective interest method.

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

The notes and warrants were separated immediately after the conclusion of the offering. The warrants were issued pursuant to, and are governed by, the terms of a certain Warrant Agreement dated as of June 19, 2001, by and among the Company, Jefferies and U.S. Trust. The holders of the notes and warrants are entitled to certain registration rights as set forth in a certain Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Jefferies and U.S. Trust. Pursuant to a Registration Rights Agreement, the Company was required, among other things, to consummate an exchange offer for the notes pursuant to which the Company would offer to the holders of the notes the opportunity to exchange their notes for substantially identical new notes that would not be subject to transfer restrictions. In the event of a breach of the covenants in the Registration Rights Agreement, the Company is required to pay, as liquidated damages, additional interest on the notes at the rate of 0.25% per annum for the first 90 days of such breach, increasing by an additional 0.25% per annum at the beginning of each subsequent 90-day period up to a maximum increase in the interest rates on the notes of 1% per annum, until the Company cures any such breach. Commencing November 17, 2001, the Company failed to comply with certain covenants in the Registration Rights Agreement, which remain uncured, and accordingly, as of January 1, 2002, was paying interest on the notes at the rate of 15.25%, increasing by .25% for each subsequent 90-day period thereafter until such default is cured, up to a maximum of 1% of additional interest.

In connection with the $140 Million Facility, the Company incurred approximately $6 million of issuance costs. Such costs are included in the accompanying consolidated balance sheet and are being amortized over the term of the notes (2 years) using the effective interest method.

(b) The note is payable as to interest only for the first year of the Note Agreement with quarterly principal installments due thereafter, through December 31, 2002. The note carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement. The interest rate at December 31, 2000 was 10.75%. The note is secured by substantially all assets of the Company. In addition, the credit agreement between the lender and the Company requires the Company to maintain certain financial ratios and places certain restrictions on the Company's ability to incur indebtedness, dispose of assets or merge with another company without the consent of the lender. This note payable was repaid from the proceeds of the $140 Million Facility discussed in (a) above.

(c) The Company secured a $3,000,000 revolving credit facility with a bank. At December 31, 2000, the entire credit facility was outstanding. The credit facility is payable as interest only for its term, with all unpaid principal due on December 31, 2002. The credit facility carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement. The interest rate at December 31, 2000 was 10.75% on $1,500,000 of the credit facility for which the Company had selected a Eurodollar rate option and 12.00% on $1,500,000 of the credit facility for which the Company had selected a prime rate option. The note is secured by substantially all assets of the Company. The revolving credit facility was repaid in full and terminated at the time of the issuance of the $140 Million Facility discussed in (a) above.

(d) As a part of the acquisition of the assets of Chesapeake Bagel Bakery, the Company entered into a note payable to the seller. The note provides for quarterly payments of interest only at 10% with principal payments of $675,000 and $825,000 in 2003 and 2004, respectively. The note is due in full on August 31, 2004 and is secured by the related assets of Chesapeake Bagel Bakery.

(e) In December 1998, the Company entered into a note payable of $2,800,000 with the New Jersey Economic Development Authority at an interest rate of 9% per annum. The note has a 10-year maturity. Principal is paid annually and interest is paid quarterly. The note is secured by substantially all of the Company's assets.

(f) In June 1997, a promissory note of $770,000 was issued by the Company in connection with the Coopers acquisition. The note is payable over four years in equal installments and bears interest at 6%. The note was discounted using an interest rate of 10%. The note is secured by certain store assets purchased pursuant to the acquisition. This note was repaid in full during 2001.

(g) The Company is obligated under a mortgage payable of $208,000 on its plant in South Carolina. The mortgage bears interest at prime plus 1.25% and matures in March 2010. The mortgage is secured by the associated real estate.

Scheduled maturities of long-term debt as of January 1, 2002 are as follows:

                                  (amounts in thousands)
                2002...................................           $319
                2003...................................        118,164
                2004...................................          1,139
                2005...................................            318
                2006...................................            322
                Thereafter.............................            593
                                                             ---------
                                                              $120,855
                                                             =========

Interest expense on long-term debt totaled approximately $12,406,000 (excluding $11,122,000 representing the accretion of warrants, amortization of debt discount and amortization of debt issuance costs), $2,123,000 and $1,483,000 for the years ended January 1, 2002, December 31, 2000 and December 26, 1999, respectively.

7.    BRIDGE LOAN

In 2001, the Company entered into a $35 million asset-based secured loan due June 15, 2002 to a wholly owned non-restricted subsidiary of the Company. The aggregate proceeds were $33,250,000. The debt discount aggregating $1,750,000 is being amortized over the term of the loan (1 year) using the effective interest method. Pursuant to the terms of a certain Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, Bondco and Jefferies (the Purchase and Security Agreement), Bondco sold $35 million aggregate principal amount of secured increasing rate notes. The notes are secured by $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp. (the "Einstein Bonds"). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by ..35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at Bondco's option. An aggregate of $37,627,168 principal amount of the notes was outstanding as of January 1, 2002. The Purchase and Security Agreement provides for a mandatory pre-payment of the notes upon a change of control of the Company which requires the Company to pay 101% of the principal amount thereof plus accrued and unpaid interest thereon. Bondco is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid in part from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. To the extent that the proceeds received by Bondco from the Einstein bankruptcy are insufficient to repay these notes, the holders of the notes will have the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 5% of the fully-diluted shares of common stock of the Company. If the amount of such deficiency is greater than or equal to $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants to purchase 10% of the fully-diluted shares of common stock of the Company. In April 2002, the Company received a preliminary distribution on the Einstein Bonds of approximately $24.2 million, which was used to repay an equivalent portion of the Bridge Loan.

In connection with the bridge loan, the Company incurred approximately $1 million of issuance costs. Such costs are included in the accompanying consolidated balance sheet as debt issuance costs and are being amortized over the term of the loan (1 year) using the effective interest method.

8.    ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                      January 1,         December 31,
                                                         2002                2000
                                                 -----------------     ---------------
                                                         (amounts in thousands)
Accrued payroll and related bonuses              $      13,034         $       745
Accrued reorganization                                   2,895                   -
Acquisition related expenses                             2,125               1,147
National marketing fund                                  2,477                 837
Accrued taxes                                            1,622                   -
Accrued interest                                         1,292                 528
Other                                                   10,415                 474
                                                 ----------------      --------------
                                                 $      33,860         $     3,731
                                                 ================      ==============


9.    GREENLIGHT NEW WORLD, L.L.C.

On January 17, 2001, the Company entered into a Bond Purchase Agreement (the Bond Purchase Agreement) with Greenlight. Pursuant to the Bond Purchase Agreement, Greenlight formed a limited liability company Greenlight New World, L.L.C. (GNW) and funded same with $10 million (the Contribution Amount) to be utilized for the purchase of Einstein Bonds. The Company is the exclusive manager of GNW. Accordingly, the Company has consolidated GNW since its inception and reflected the contribution amount as minority interest. The Bond Purchase Agreement provided Greenlight with a secure interest in GNW and a right for repayment of its investment with a guaranteed accretion of 15% per year within two years. In connection with the Bond Purchase Agreement, the Company issued Greenlight five year warrants to purchase an aggregate of 4,242,056 shares of the Company's common stock at $0.01 per share. The fair value of the warrants at the date of grant of $3,230,500 was recorded as a reduction in minority interest and is being accreted over a two-year period to the earliest redemption date. In addition, warrants for an additional 1.5% of the fully diluted Common Stock of the Company shall be issued at such time as the Series F Stock is redeemed.

On June 19, 2001 the Company, GNW and Greenlight entered into a letter agreement (the Letter Agreement). Under the terms of the Letter Agreement, Greenlight consented to the pledge (the Pledge) by the Company, as manager of GNW, of the Einstein Bonds to Jefferies to secure a loan to a non-restricted subsidiary of the Company in the principal amount of $35.0 million (the Bridge Loan). The Company is required to apply all of the proceeds related to the Einstein Bonds to the repayment of the Bridge Loan. To the extent that there are net proceeds from the Einstein Bonds, after payment of the Bridge Loan in full, the excess shall be payable to GNW. If the excess payment, if any, is less than the original investment by Greenlight, the difference, plus a 15% per annum increment (increasing to 17% on January 16, 2002 and by an additional 2% each six months thereafter), shall be payable in the Company's Series F Preferred Stock (valued at $1,000 per share) and warrant coverage comparable to that described under Series F Private Placement above (1.5% of the fully diluted Common Stock for every $1 million of the deficiency).

In connection with the Letter Agreement, Greenlight gave up its secured interest in the bonds. Accordingly, the Contribution Amount that was previously classified as minority interest is currently classified as long-term liability. In addition, the 15% investment return due to Greenlight is included as interest expense in the accompanying income statement.

10.   STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

The Series B Convertible Preferred Stock bears no dividend and has limited voting rights except as provided under the General Corporation Law of the State of Delaware. The stock is convertible into shares of common stock in accordance with the Certificate of Designation of Series B Convertible Preferred Stock. In 1998, 51.25 shares of the

Series B Convertible Preferred Stock were converted into 240,556 shares of Common Stock. In 1999, 58.5 shares of the Series B Convertible Preferred Stock were converted into 425,015 shares of Common Stock.

On June 7, 1999, the Company's Board of Directors authorized the issuance of a Series A Junior Participating Preferred Stock in the amount of 700,000 shares. This issuance was made in accordance with the Stockholders' rights plan discussed below.

SERIES C CONVERTIBLE PREFERRED STOCK

In connection with a private placement discussed below, the Company issued 444,190 shares of Series C Convertible Preferred Stock. Each share of Series C Preferred Stock was converted into 3 shares of the Company's Common Stock upon the effective date of the registration of the Common Stock issued in connection with the offering (September 11, 2000). The Series C Convertible Preferred Stock provided for a cumulative dividend equal to 10% per annum, based upon a deemed value of $ 7.00 per share. Pursuant to the terms of the offering, the Series C Convertible Preferred Stock was converted to 1,332,570 shares of Common Stock on the effective date of the registration of the Common Stock.

SERIES D REDEEMABLE PREFERRED STOCK

On August 11, 2000, the Company, Brookwood New World Investors, LLC (Brookwood) and BET Associates, L.P. (BET) entered into a Series D Preferred Stock and Warrant Purchase Agreement (the Purchase Agreement). The first closing under the Purchase Agreement, pursuant to which BET purchased its Series D Preferred Stock and its Warrant (as defined below), occurred on August 11, 2000. The second closing under the Purchase Agreement, pursuant to which Brookwood purchased its Series D Preferred Stock and Warrant (as defined below), occurred on August 18, 2000. Under the terms of the Purchase Agreement, Brookwood and BET each purchased (i) 8,108.108 shares of New World's Series D Preferred Stock (the Series D Preferred Stock) and (ii) a warrant to purchase up to 1,196,910 shares of the Common Stock of the Company, each of which represents the right to purchase approximately 7.7% of the Common Stock (each, a Warrant). Pursuant to the Purchase Agreement, the number of shares that Brookwood and BET may receive upon exercise of their Warrants is subject to upward adjustment depending upon certain future events affecting the capitalization of the Company. The shares of Common Stock issuable upon exercise of a Warrant are entitled to registration rights under the terms of a Registration Rights Agreement among New World, Brookwood and BET. Under the terms of the Purchase Agreement, if the Company fails to take actions to redeem the Series D Preferred Stock within one year of the closing, the Company will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing the right to purchase an additional 1.34% of the Company's Common Stock, subject to reduction for any redemption(s) of Preferred Stock that occur during that year. Further, under the terms of the Purchase Agreement, if the Company fails to take actions to redeem the Series D Preferred Stock within two years of the closing, the Company will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing an additional 2.015% of the Company's Common Stock, subject to reduction for any redemption(s) that occur during that year. The Series D Preferred Stock provided for a cumulative dividend equal to 7.5% per annum, based upon a deemed value of $1,000 per share. The warrants have an exercise price of $.01 per share and have a term of five years. The fair value of the warrants at the date of grant of $3,234,000, as determined by an independent appraisor, was recorded as a reduction in the carrying amount of the Series D Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. In January 2001, the Series D Preferred Stock was exchanged for newly authorized Series F Redeemable Preferred Stock (see Series F Redeemable Preferred Stock below). As of December 31, 2000, the components of Series D Redeemable Preferred Stock were included in the accompanying balance sheet as follows:

     Proceeds from issuance of Series D
     Preferred Stock..................................................        $15,000
     Fees and commissions.............................................          (622)
     Value assigned to warrants issued in connection with Series D
     Preferred Stock..................................................        (3,234)
     Accretion of warrant value and dividends.........................            864
                                                                            ---------
                                                                              $12,008
                                                                            =========

In January 2001, all shares of Series D Redeemable Preferred Stock were exchanged for Series F Redeemable Preferred Stock (see below).

SERIES F REDEEMABLE PREFERRED STOCK

On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny III, L.P. (Halpern Denny) in exchange for the sum of $20,000,000. In connection with the purchase, the Company issued Halpern Denny five-year warrants to purchase 8,484,112 shares of the Company's Common Stock at an exercise price of $0.01 per share. The fair market value of the warrants at the date of grant of $6,431,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The Series F Purchase Agreement provides that for so long as the Series F Preferred Stock has not been redeemed for cash (including payment of any Notes), Halpern Denny shall receive additional warrants equal to 1.5% of the fully diluted common stock of the Company (excepting certain options and warrants) on January 22, 2002 and on each succeeding June 30 and December 31. The warrant agreement further provides that it would be exercisable for additional shares under certain events, as set forth in the warrant agreement.

On January 22, 2001 BET and Brookwood entered into an Exchange Agreement with the Company, whereby they exchanged all of their outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of Common Stock of the Company at an exercise price of $0.01 per share. The form of these warrants is substantially identical to the form of the warrant issued to Halpern Denny including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.154% of the fully diluted Common Stock of the Company (excepting certain options and warrants). The fair value of the warrants at the date of grant of $4,970,088 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. The difference in the fair value of securities exchanged of $1,171,806 was charged to accumulated deficit.

On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its authorized, but unissued, Series F Preferred Stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny, the Company also sold Halpern Denny five-year warrants to purchase 2,121,028 shares of the Company's Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant). The fair value of the warrants at the date of grant of $1,477,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three-year period to the earliest fixed redemption date.

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

In connection with the sale of the June 2001 Series F Preferred Stock, the Company sold warrants to purchase 21,153,934 shares of the Company's Common Stock at a price per share of $0.01 (subject to adjustment as provided in the warrant agreement) pursuant to the Second Purchase and Third Purchase Agreement. The warrants have a term of five years and further provide that they would be exercisable for additional shares under certain events, as set forth in the warrant agreement. The fair value of the warrants at the date of grant in the amount of $21,174,000 was recorded as a reduction in the carrying amount of the Series F Preferred Stock and is being accreted over the three year period to the earliest fixed redemption date. Due to insufficient authorized Common Stock available to settle certain warrants, the Company initially classified such warrants as well as certain warrants to purchase 5,088,398 shares of the Company's Common Stock issued in connection with the January and March 2001 financings as temporary equity on its balance sheet through July 3, 2001. Pursuant to a vote held at a special meeting of the Company's shareholders on September 20, 2001, the authorized shares of the Company's Common Stock was increased to 150,000,000 shares, an amount sufficient to provide for the exercise of the above warrants. Consequently, the fair value of the warrants previously included in temporary equity has been reclassified to additional paid in capital.

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

In connection with each of the Second Purchase and Third Purchase Agreements, the parties amended the form of the Notes to be issued to the holders of Series F Preferred Stock upon redemption of their shares to refer to their agreement with the Company's secured lender concerning subordination of their interests to the secured lender's interests. As a consequence of the amendment to the Notes, the Company amended its January 2001 Exchange Agreement with BET and Brookwood and the January 2001 Purchase Agreement with Halpern Denny to reflect the new form of Notes. In addition, the Company, BET, Brookwood and Halpern Denny entered into amendments to each of the Stockholders' Agreement and Amended and Restated Registration Rights Agreement executed in connection with the January 2001 financing to conform certain defined terms therein to include the additional securities issued pursuant to the Second and Third Purchase Agreements.

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

In connection with the issuance of the Series F Preferred shares, the Company incurred approximately $2.6 million of issuance costs. Such amount was recorded as a reduction in the carrying amount of the Series F Preferred shares and is being accreted over three years to the earliest fixed redemption date.

COMMON STOCK

At a special meeting of the Company's shareholders held on September 20, 2001, the Company's shareholders approved an increase in the number of authorized shares of the Company's Common Stock to 150,000,000 shares.

In a series of closings from April 18, 2000 through June 21, 2000, the Company completed a private placement consisting of 1,360,390 shares of Common Stock and 444,190 shares of convertible Series C Preferred Stock. The proceeds from the offering, net of related offering expenses were $4,144,305, exclusive of 169,902 shares of Common Stock issued to the placement agent. Each share of Series C Preferred Stock was converted into three shares of the Company's Common Stock upon the effective date of the registration of the Common Stock issued in connection with the offering (September 11, 2000). The Company accounted for the offering pursuant to the rules under ETIF Issue 98-5. Pursuant to these rules, convertible securities with an embedded conversion right that is in-the-money when the security is issued are considered to contain a beneficial conversion feature. The value of the beneficial conversion feature associated with the Series C Preferred Stock issued was $ 1,263,045. This amount has been charged to accumulated deficit and was accounted for as a reduction in net income available to common stockholders for the purpose of computing earnings per share.

STOCKHOLDERS' RIGHTS PLAN

On June 7, 1999, the Board declared a dividend distribution of one Right on each outstanding share of the Company's Common Stock, as well as on each share later issued. Each Right will allow stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $10.00. The Rights become exercisable if an individual or group acquires 15% or more of the Company's Common Stock, or if an individual or group announces a tender offer for 15% or more of the Company's Common Stock. The Company's Board can redeem the Rights at $0.001 per Right at any time before any person acquires 15% or more of the outstanding Common Stock. In the event an individual (the Acquiring Person) acquires 15% or more of the outstanding Common Stock, each Right will entitle its holder to purchase, at the Right's exercise price, one one-hundredth of a share of Preferred Stock--which is convertible into Common Stock at one-half of the then value of the Common Stock, or to purchase such Common Stock directly if there are a sufficient number of shares of Common Stock authorized. Rights held by the Acquiring Person are void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

WARRANTS

As of January 1, 2002, the Company has 57,465,456 warrants outstanding all of which were exercisable. These warrants have exercise prices ranging from $0.01 - $18.15 per share, of which 56, 247, 486 are exercisable at $0.01 per share, and have terms ranging from five to 10 years. Such warrants were issued in connection with financings and certain other services.

STOCK OPTIONS

The Company's 1994 Stock Plan (the 1994 Plan) provides for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1994 Plan will terminate automatically in August 2004. The Board of Directors has the authority to amend, suspend or terminate the 1994 Plan, subject to any required stockholder approval under applicable law, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the 1994 Plan.

Options generally become exercisable in ratable installments over a period of up to 4 years. A total of 375,000 shares of Common Stock are currently reserved for issuance pursuant to the 1994 Plan and all have been issued.

The Company's 1995 Directors' Stock Option Plan (the Directors' Option Plan) was adopted by the Board of Directors and approved by the Company's shareholders in August 1995. Unless terminated sooner, the Director Option Plan will terminate automatically in August 2005. The Board of Directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company. These options vest immediately upon grant.

The Company issues options from time to time outside the plans described above.

A summary of the Company's options activity during the years ending January 1, 2002, December 31, 2000 and December 26, 1999 is presented in the table and narrative below:

                                                        January 1,            December 31,            December 26,
                                                           2002                   2000                    1999
                                                   ---------------------  ---------------------  ----------------------
                                                               Weighted               Weighted                Weighted
                                                               Average                 Average                Average
                                                               Exercise               Exercise                Exercise
                                                   Options      Price      Options      Price     Options      Price
                                                   ---------  ----------  ----------  ---------  ----------  ----------
Outstanding, beginning of year                     1,927,729       $2.56   1,284,179      $2.81     865,578       $3.24

   Grant                                           4,220,670        0.98     643,550       2.86     425,000        1.97
   Exercised                                               -           -           -          -           -           -
   Forfeited                                               -           -           -          -     (6,399)        4.78
                                                   ---------              ----------             ----------  ----------
Outstanding, end of year                           6,148,399        1.48   1,927,729       2.56   1,284,179        2.81
                                                   =========  ==========  ==========  =========  ==========  ==========
Exercisable, end of year                           2,255,540        2.23   1,874,329       2.57     780,179        3.03
                                                   =========  ==========  ==========  =========  ==========  ==========
Weighted average, fair value of options
granted                                                            $0.82                  $0.88                   $0.56
                                                              ==========              =========              ==========

The following table summarizes information about the Company's two stock option plans at January 1, 2002:

                           Number         Weighted Average                            Number
      Exercise         Outstanding at        Remaining       Weighted Average     Exercisable at    Weighted Average
       Price           January 1, 2002    Contractual Life    Exercise Price     January 1, 2002     Exercise Price
   --------------     ----------------    ----------------   ----------------   ----------------   ------------------
   $.050 - $2.00          5,330,037             9.69              $  1.19           1,478,078            $  1.61
   $2.01 - $5.00            800,962             6.72              $  3.22             760,062            $  3.26
   $5.01 - $11.00            17,400             5.29              $  9.49              17,400            $  9.49
                      ----------------                       ----------------   ----------------   ------------------
                          6,148,399                               $  1.48           2,255,540            $  2.23
                      ================                       ================   ================   ==================


Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         January 1,         December 31,        December 26
                                                            2002                2000               1999
                                                         ----------         ------------        -----------
                                                          (amounts in thousands, except per share amounts)
      Net (loss) income available to Common
      Stockholders:
      As reported................................         $ (54,809)         $    3,883          $    2,424
      Pro forma..................................           (55,195)              2,873               1,972

      Basic net (loss) income available to Common
      Stockholders per common share:
      As reported................................             (3.24)               0.32                0.24
      Pro forma..................................             (3.26)               0.24                0.19

      Diluted net (loss) income available to
      Common Stockholders per common share:
      As reported................................             (3.24)               0.29                0.23
      Pro forma..................................             (3.26)               0.18                0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 6.0%, 5.5% and 6.2%; expected dividend yields of 0%; expected lives of 5.5, 4 and 4 years; expected stock price volatility of 78%, 78% and 57%.

11.   INCOME TAXES

The Company's effective tax rate differs from the federal statutory rate primarily due to the impact of the recognition of valuation allowances against certain future deferred tax benefits for the periods presented.

A summary of the significant components of deferred assets as of January 1, 2002 and December 31, 2000 is as follows:

                                                                January 1,         December 31,
                                                                   2002                2000
                                                                -----------        -----------
                                                                   (amounts in thousands)
            Operating loss carryforwards...............         $    20,550        $    15,885
            Non-cash charges not yet realized for tax
            reporting purposes.........................               6,298                509
            Allowance for doubtful accounts............               1,218                783



            Other......................................              (3,916)                 -
                                                                -----------        -----------
            Net deferred tax assets....................              24,150             17,177
            Valuation allowance........................             (14,716)            (7,577)
                                                                -----------        -----------
                                                                $     9,434        $     9,600
                                                                ===========        ===========


At January 1, 2002, the Company had net operating loss carryforwards of approximately $59,300,000 available to offset future taxable income. These net operating loss carryforwards expire on various dates through 2021. As a result of ownership changes which resulted from the issuance of warrants in connection with the sale of Series F Preferred Stock and the acquisition of MBC, the Company's ability to utilize the loss carryforwards is subject to limitations as defined in Section 382 of the Internal Revenue Code, as amended.

At January 1, 2002, the Company has recorded a valuation allowance of $14,716,000 to reduce the deferred tax asset. The valuation allowance is based upon management's current assessment of the Company's ability to realize the related tax benefits considering the limitations imposed by Section 382 of the Internal Revenue Code and the status of the Company's integration of the operations of Einstein.

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

As of January 1, 2002, approximate future minimum rental payments under non-cancelable operating leases for the next five years and the period thereafter are as follows:

                                       (Amounts in thousands)
                                               YEAR
                                               ----
                                               2002                   $ 27,091
                                               2003                     25,456
                                               2004                     24,377
                                               2005                     21,965
                                               2006                     15,933
                                        2007 and thereafter             15,739
                                                                      --------
                             Total minimum lease payments              130,561
                             Less: Sub-let rental income               (2,728)
                                                                      --------
                                                                       127,833
                                                                      ========

Rent expense under operating leases was approximately $17,539,000, $2,617,000 and $2,849,000 for the years ended January 1, 2002, December 31, 2000 and December 26, 1999, respectively.

CAPITAL LEASES

The Company has capital leases for computer equipment used in its stores and offices. As of January 1, 2002, payments under such capital leases are as follows:

                                      (Amounts in thousands)
                                               YEAR
                                               ----
                                               2002                       $289
                                               2003                        237
                                               2004                        165
                                               2005                         51
                                               2006                         31
                                                                         -----
                                                                           773
                                                                         -----
                             Less: Amount representing interest          (174)
                                                                          $599
                                                                         =====

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with four officers of the Company expiring between May 2002 and July 2003. Minimum base salaries and bonuses for the term of these employment agreements total approximately $1,608,000 annually, of which the Company is committed to pay $1,457,000 after January 1, 2001. In addition, severance payments of approximately $2,330,000 may be due under the contracts depending on the circumstance of the officer's termination.

CONTINGENCIES

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

Effective November 27, 2001, the Company's Common Stock was delisted from the Nasdaq National Market. The failure to maintain its listing on the Nasdaq National Market or another national or regional exchange could have a material adverse effect on the liquidity and trading market for the Company's Common Stock, which in turn may have an adverse effect on the price of the Company's Common Stock.

On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an informal investigation into the resignation of the former Chairman, R. Ramin Kamfar, the termination of the former Chief Financial Officer, Jerold Novack, and the delay in filing this Form 10-K. The Company is cooperating fully with the investigation. The Company is also cooperating fully with a recent Department of Justice inquiry relating to these issues.

The Company has also been notified by Special Situations, holders of our Series F Preferred Stock, that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the Company's stock. Although the Special Situations Funds have not initiated any legal proceedings against the Company, they may do so.

Given the early stage of these matters, Management cannot predict their outcome. However, there can be no assurance that that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief.

RELATED PARTY TRANSACTIONS

Leonard Tannenabum, a director, is a limited partner and 10% owner in BET, one of the Company's principal stockholders. On August 11, 2000, BET purchased approximately 8,108 shares of the Company's Series D Preferred Stock for a sum of $7,500,000. In a related transaction on August 18, 2000, Brookwood, one of the Company's principal stockholders, purchased approximately 8,108 shares of the Company's Series D Preferred Stock for a sum of $7,500,000 (collectively, the "Series D Financing"). Each of BET and Brookwood received a warrant to purchase 1,196,909 shares of the Company's Common Stock at a price of $0.01 per share. In connection with the Series D Financing, MYFM Capital LLC, of which Mr. Tannenbaum is the Managing Director, received a fee of $225,000 and a warrant to purchase 70,000 shares of the Company's Common Stock at its closing price on August 18, 2000. In addition, Mr. Tannenbaum was designated by BET as a director to serve for the period specified in the Stockholders' Agreement dated January 18, 2001, as amended (the "Stockholders' Agreement"), among the Company and the holders of its Series F Preferred Stock.

Eve Trkla, a director of the Company, is the Chief Financial Officer of Brookwood Financial Partners, L.P., an affiliate of Brookwood. Ms. Trkla was designated by Brookwood as a director to serve for the period specified in the Stockholders' Agreement.

On January 22, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F Preferred Stock to Halpern Denny, one of the Company's principal stockholders, in exchange for the sum of $20 million. At such time, the Company entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. Pursuant to the Series F Preferred Stock and Warrant Agreement, Halpern Denny was paid a transaction fee of $500,000. William Nimmo, a director, is a partner in Halpern Denny and Co., an affiliate of Halpern Denny. Mr. Nimmo was designated by Halpern Denny as a director of the Company. In connection with the Series F Preferred Stock and Warrant Purchase Agreement, the Company issued Halpern Denny a warrant to purchase 8,484,112 shares of its Common Stock at an exercise price of $0.01 per share.

BET and Brookwood had invested the sum of $15 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D Preferred Stock, which had a right to approve the creation of the Series F Preferred Stock. Therefore, the Company considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, the Company, BET and Brookwood entered into an Exchange Agreement on January 22, 2001, whereby the Company exchanged all of its outstanding Series D Preferred Stock, including accrued but unpaid dividends (all of which were retired), for a total of 16,398.33 shares of Series F Preferred Stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of the Company's Common Stock. On May 30, 2001, the Company issued 25,000 shares of Common Stock to Mr. Tannenbaum in connection with the exchange of all of the outstanding shares of Series D Preferred Stock for shares of Series F Preferred Stock. In connection with the January 2001 Series F Preferred Stock financing, Bruce Toll, an affiliate of BET, was issued 200,000 shares of Common Stock.

On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its Series F Preferred Stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Purchase Agreement with Halpern Denny, the Company also sold Halpern Denny warrants to purchase 2,121,028 shares of its Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant). Pursuant to the Second Purchase Agreement, Halpern Denny was paid a transaction fee of $200,000.

In connection with the Einstein Acquisition, on June 7 and June 19, 2001, Halpern Denny purchased an additional 7,500 shares of Series F Preferred Stock for the sum of $7,500,000 and warrants to purchase 2,961,551 shares of the Company's Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant) pursuant to the Series F Preferred Stock Purchase Agreement. In addition, on June 19, 2001, Greenlight, one of the Company's principal stockholders, purchased 12,500 shares of Series F Preferred Stock and warrants to purchase 10,576,967 shares of the Company's Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant) pursuant to the Third Purchase Agreement. Pursuant to the Third Purchase Agreement, Halpern Denny was paid a transaction fee of $250,000 and Greenlight was paid a transaction fee of $250,000.

Commencing in 2002, the holders of the Series F Preferred Stock are entitled to receive additional warrants. See Note 10.

On January 17, 2001, the Company entered into a Bond Purchase Agreement with Greenlight Capital. Pursuant to the agreement, Greenlight Capital formed a limited liability company, Greenlight New World, L.L.C. ("GNW"), and contributed $10 million to GNW to purchase Einstein bonds. The Company is the exclusive manager of GNW. The agreement provided Greenlight Capital with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 16, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, the Company issued Greenlight Capital warrants to purchase an aggregate of 4,242,056 shares of its Common Stock at $0.01 per share. On June 19, 2001, the Company, GNW and Greenlight Capital entered into a letter agreement, pursuant to which, among other things, Greenlight Capital consented to the pledge of the Einstein bonds owned by GNW to secure the Bondco notes. The Company is required to apply all proceeds received with respect to the Einstein bonds to repay the Bondco notes. To the extent that there are any excess proceeds, the Company is required to pay them to Greenlight Capital. If Greenlight Capital does not receive a return equal to its Guaranteed Return, the Company is obligated to issue Greenlight Capital Series F Preferred Stock with a face amount equal to the deficiency and warrant coverage equal to 1.5% of its fully diluted Common Stock for each $1 million of deficiency.

The Company, BET, Brookwood, Halpern Denny, Greenlight and Special Situations entered into a Stockholders' Agreement, which relates principally to the composition of the Board of Directors of the Company. Pursuant to the terms of the Stockholders Agreement, as amended, the authorized number of directors shall be ten members. BET and Brookwood are each entitled to designate one member of the Board of Directors until such time as its Series F Preferred Stock, including any notes issued upon redemption thereof, have been redeemed and paid in full. Halpern Denny is entitled to designate two members to the Board of Directors (and has designated one, Mr. Nimmo, as of this time) until such time as its Series F Preferred Stock, including any notes issued upon redemption thereof, have been redeemed and paid in full, at which time it shall be allowed to designate one director, which right will continue until such time as it owns less than 2% of our outstanding Common Stock. The Stockholders Agreement provides that should Halpern Denny designate a second member to the Board of Directors, a majority of directors who are not designees of BET, Brookwood or Halpern Denny may designate an additional member to the Board of Directors bringing the total membership of the Board of Directors to ten persons. In addition, pursuant to the terms of the Certificate of Designation for the Series F Preferred Stock, in the event that any dividends on the Series F Preferred Stock are in arrears, the holders of the Series F Preferred Stock will have the right to designate not less than 50% of the members of the Board of Directors.

On May 30, 2002, the Company entered into a Loan and Security Agreement with BET, which provides for a $7.5 million revolving loan facility. The facility will be secured by substantially all of the Company's assets. Borrowings under the facility will bear interest at the rate of 11% per annum. The facility will expire on March 31, 2003. In connection with obtaining the facility, the Company paid MYFM Capital LLC a fee of $75,000. Leonard Tannenbaum, one of the Company's directors, is the Managing Director of MYFM Capital and is a partner at BET.

In June 1999, the Company entered into a franchise agreement for a New World location with NW Coffee, Inc., pursuant to which NW Coffee, Inc. paid the Company an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5.0% of gross sales, due and payable monthly. In connection with the franchise agreement we also entered into an asset purchase agreement with NW Coffee, Inc. pursuant to which NW Coffee, Inc. purchased the assets of the New World location from us for $250,000. In connection with the asset purchase agreement, NW Coffee, Inc. delivered to us a promissory note in the amount of $255,000, which bears interest at 8% and is payable in installments commencing in June 2002. The note is secured by the assets of NW Coffee, Inc. used in the operation of the franchise. Mr. Kamfar's uncle owns NW Coffee, Inc. and Mr. Kamfar's parents are officers of NW Coffee, Inc. In periods prior to April 2001, the Company purchased goods for the franchise and paid for all of the expenses of the franchise other than payroll (other than the salary of the general manager), which generated receivables for the Company. From time to time, NW Coffee, Inc. and Mr. Kamfar made payments to the Company to reduce the outstanding receivables. As of January 1, 2002, the outstanding receivables of NW Coffee, Inc. was $249,948. Until April 2002, the Company also provided payroll, accounting and other services to NW Coffee, Inc. for no charge.

In August 1997, the Company entered into a franchise for a New World location with 723 Food Corp., pursuant to which 723 Food Corp. paid us an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5.0% of gross sales, due and payable monthly. In connection with the franchise agreement, 723 Food Corp. purchased the assets of the New World location from the Company for $275,000. In connection with the asset purchase agreement, 723 Food Corp. delivered to the Company a promissory note in the amount of $125,000, which bears interest at 6% and is payable on August 30, 2002 and a promissory note in the amount of $100,000, which bears interest at 6% and is payable on November 30, 2002. The notes are secured by the assets of 723 Food Corp. and 200,000 shares of Common Stock of New World. In addition, Mr. Novack guaranteed the obligations of 723 Food Corp. The guarantee is no longer in effect. Until August 17, 2000, Mr. Novack owned 50% of the capital stock of 723 Food Corp. and was an officer and director of 723 Food Corp. As of January 1, 2002, the outstanding receivables of 723 Food Corp. was $16,137. In addition, the Company issued a warrant to 723 Food Corp. to purchase 100,000 shares of Common Stock for $1.25 per share.

13.   ASSETS HELD FOR RESALE

In 1998, the Company determined that it would seek to sell the assets relating to stores it had previously acquired in accordance with the Company's strategy to sell its Company-owned stores to franchisees. The Company evaluated the realizability of the carrying amount of such assets based on the estimated fair value of such assets which was determined based on the stores estimated selling prices. Based on this evaluation, the Company wrote off approximately $1,439,000 of goodwill and fixed assets relating to six locations. The remaining value of such assets was classified as held for sale based on the Company's plan and intent to dispose of such stores by the end of fiscal 2000. During 2000, the Company reviewed the salability of these assets based upon current market conditions and the prospect for sale within the next year. As a consequence of this review, approximately $234,000 of assets held for sale were reclassified to Property and Equipment and Goodwill based upon management's expectation that such assets would not be sold in the year 2001.

During 2000, the Company acquired certain store assets in upstate New York and in Oklahoma, Colorado and Kansas (see Note 2). Such assets, approximating $4,854,000 have been classified as assets held for sale based upon the Company's plan and intent to dispose of such stores.

In the second quarter of 2001, the Company recorded an asset impairment of approximately $2.8 million in accordance with SFAS 121. Such impairment was required to write down the net book value of certain assets held for resale to their fair value.

During 2001, the Company sold four stores in New York and closed eight locations in Colorado and Oklahoma.

14.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                                                                        JANUARY 1,       DECEMBER 31,
                                                                                           2002              2000
                                                                                        ----------       ---------
                                                                                         (AMOUNTS IN THOUSANDS)
Greenlight New World L.L.C. Contribution.....................................                $9,341                $-
Vendor Contractual Agreements................................................                 6,251                 -
Distributor Contractual Agreements...........................................                 2,670             1,654
Other........................................................................                 1,541               175
                                                                                      -------------      ------------
                                                                                             19,803            $1,829
                                                                                      =============      ============

15.   REORGANIZATION AND INTEGRATION

During the quarter ended July 3, 2001, the Company implemented a plan to consolidate the two dough manufacturing facilities on the West Coast, eliminate duplicative labor lines of assembly, terminate certain lease obligations inclusive of several company-operated locations. When initiated, the restructuring plan was expected to take approximately one year to complete. The Company recorded a $4.4 million charge associated with this restructuring plan. Approximately $1.0 million of this charge represented a write-off of the equipment and leasehold improvements.

As of January 1, 2002, payments totaling $0.5 million were applied against the established restructuring reserves, resulting in a remaining balance of $3.9 million. The following table displays the activity and balances of the restructuring reserve account from inception to January 1, 2002:

                 Initial Charge - July 3, 2001............................   $   4,391
                 Amount classified as impairment of
                 Property, Plant & Equipment..............................      (1,000)
                                                                             ------------
                 Balance, July 3, 2001....................................       3,391
                 Additions................................................           -
                 Deductions...............................................        (177)
                                                                             ------------
                 Balance, October 2, 2001.................................       3,214
                 Additions................................................           -
                 Deductions...............................................        (320)

                                                                             ------------
                 Balance, January 1, 2002.................................   $   2,894
                                                                             ============

16.   SUBSEQUENT EVENTS

FIXED FEE DISTRIBUTION AGREEMENT

The Company maintains a fixed fee distribution agreement with a national distribution company (distributor) whereby the distributor supplies substantially all products for resale in the Company's company-operated restaurant locations. In addition, the Company maintains a separate fixed fee distribution agreement with the distributor for delivery of certain proprietary products to its franchised locations. Effective February 20, 2002, the Company entered into Mutual Termination Agreements (Agreement) with the distributor which provided for the termination of each of the fixed fee distribution agreements effective August 2, 2002. Pursuant to the restated agreement, the distributor is required to provide distribution services to all locations through August 2, 2002, which services must meet or exceed minimum service parameters, and the Company is required to pay the distributor $12,000,000, representing a portion of the unamortized $5,000,000 investment made by the distributor at the inception of the original agreement and a reduced amount of outstanding trade payables and other previously accrued charges, payable as follows:
      (a)   The sum of $1,200,000 on February 25, 2002 (net of $900,000 rebate);

      (b) The sum of $ 4,800,000 in equal installments of $228,571 on each Wednesday beginning on February 27, 2002 through and including July 31, 2002;
      (c) The sum of $6,000,000 which will accrue interest on the first day of each calendar month from August 1, 2002 at the rate of 9% per annum and will be payable in equal installments of $176,500 each week beginning August 28, 2002 through March 28, 2003. In the event that the Company repays the full $6,000,000 prior to October 31, 2002, all interest will be forgiven and all previous interest payments recharacterized as payments of principal.

The Company has begun the process of replacing the distributor in order to insure the continuing delivery of goods to its company-operated and franchised locations. Failure to engage the services of a new distributor prior to August 2, 2002 could result in a significant disruption to the operations of company-operated and franchised locations.

REVOLVING LINE OF CREDIT

On January 18, 2002, the Company entered into a Loan and Security Agreement (loan agreement) with a lender which provided for a $7,500,000 Revolving Loan Facility (facility). The revolving loan facility was secured by substantially all of the assets of the Company. The underlying loan agreement provided for periodic borrowings based upon availability as calculated pursuant to the loan agreement. In addition, the loan agreement required the Company to meet certain financial covenants and placed restrictions on the Company's ability to obtain additional borrowings and to enter into certain capital transactions. The Company did not use or draw under the facility. Nevertheless, on March 25, 2002, the lender notified the Company that the Company was in default under certain terms and conditions of the loan agreement. As the result of these defaults, the Company was unable to obtain advances under the revolving loan facility. In addition, the lender requested payment of certain lender expenses approximating $126,000 due under the loan agreement.

On May 30, 2002, the Company entered into a Loan and Security Agreement with BET, one of the Company's principal stockholders, which provides for a $7,500,000 revolving loan facility. The facility will be secured by substantially all of the Company's assets. Borrowings under the facility will bear interest at the rate of 11% per annum. The facility will expire on March 31, 2003. At the time that the Company entered into this facility the Company terminated its prior revolving loan facility.

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               Balance at   Charged to   Charged to                  Balance at
                                               Beginning     Costs and      Other                      End of
                                                of Year      Expenses     Accounts     Deductions       Year
                                               ----------  -----------  -----------  -------------  -----------
For the fiscal year ended December 26, 1999:
Allowance for doubtful accounts..........       $11,915       $ 2,146      $            $(4,502)      $ 9,559
                                               ==========  ===========  ===========  =============  ===========
Restructuring reserve....................       $ 2,344       $            $            $  (224)      $ 2,120
                                               ==========  ===========  ===========  =============  ===========
Valuation allowance for deferred tax assets     $ 9,358       $ 4,278      $(6,500)     $             $ 7,136
                                               ==========  ===========  ===========  =============  ===========

                                               Balance at   Charged to   Charged to                  Balance at
                                               Beginning     Costs and      Other                      End of
                                                of Year      Expenses     Accounts     Deductions       Year
                                               ----------  -----------  -----------  -------------  -----------
For the fiscal year ended December 31, 2000:
Allowance for doubtful accounts..........       $ 9,559       $   160      $            $(7,454)      $ 2,265
                                               ==========  ===========  ===========  =============  ===========
Restructuring reserve....................       $ 2,120       $            $            $(1,223)      $   897
                                               ==========  ===========  ===========  =============  ===========
Valuation allowance for deferred tax assets     $ 7,136       $(3,100)     $ 3,541      $             $ 7,577
                                               ==========  ===========  ===========  =============  ===========

                                               Balance at   Charged to   Charged to                  Balance at
                                               Beginning     Costs and      Other                      End of
                                                of Year      Expenses     Accounts     Deductions       Year
For the fiscal year ended January 1, 2002:
Allowance for doubtful accounts..........       $ 2,265       $ 1,660      $            $(1,127)      $ 2,798
                                               ==========  ===========  ===========  =============  ===========
Restructuring reserve....................       $   897       $ 4,391      $            $(2,393)      $ 2,895
                                               ==========  ===========  ===========  =============  ===========
Valuation allowance for deferred tax assets     $ 7,577       $   167      $ 6,972      $             $14,716
                                               ==========  ===========  ===========  =============  ===========

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they are either not applicable or not required.