Form 10-Q
period 2002-04-02
NEW WORLD RESTAURANT GROUP INC
filed 2002-06-24
CIK 949373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of common stock, $.001 par value per share, outstanding as of May 29, 2002: 17,481,394

                        NEW WORLD RESTAURANT GROUP, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                  April 2, 2002

                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of April 2, 2002 and
               January 1, 2002...............................................-3-

          Consolidated Statements of Operations for the three months ended April 2, 2002 and April 1, 2001.........................-4-

          Consolidated Statements of Cash Flows for the three months ended April 2, 2002 and April 1, 2001.........................-5-

          Notes to Consolidated Financial Statements.........................-7-

     Item 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED APRIL 2, 2002....................................-11-

PART II: OTHER INFORMATION..................................................-17-

         SIGNATURES.........................................................-18-

                        NEW WORLD RESTAURANT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                   April 2,
                                                     2002           January 1,
                                                  (Unaudited)         2002
                                                  -----------       ----------

ASSETS
Current Assets:
Cash and cash equivalents.....................      $6,959            $14,238
Franchise and other receivables, net..........       6,611              6,331
Due from bankruptcy estate....................       3,918              3,918
Current maturities of notes receivables.......         248                248
Inventories...................................       8,650              8,806
Prepaid expenses and other current assets.....       3,438              1,779
Deferred income taxes - current portion.......         500                500
Investment in debt securities.................      34,156             34,156
Assets held for resale........................          69              1,224
                                               -----------         ----------
Total current assets..........................      64,549             71,200

Property, plant and equipment, net............     111,761            115,362
Notes and other receivables, net..............         744                786
Trademarks and recipes, net...................     100,077            101,159
Goodwill, net.................................       2,211              2,211
Deferred income taxes.........................       8,934              8,934
Debt issuance costs and other assets..........       5,643              6,206
                                               -----------         ----------
Total assets..................................    $293,919           $305,858
                                               ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..............................     $18,484            $20,170
Accrued expenses..............................      32,762             33,860
Short-term debt and current portion of
  long-term debt..............................      39,070             37,137
Current portion of obligations under capital
  leases......................................         199                199
Other current liabilities.....................          46                 76
                                               -----------         ----------
Total current liabilities.....................      90,561             91,442

Senior notes and other long-term debt.........     123,887            120,536
Obligations under capital leases..............         278                400
Other liabilities.............................      17,556             19,803
                                               -----------         ----------
Total liabilities.............................     232,282            232,181

Series D Preferred Stock, $.001 par value;
  25,000 shares authorized; 0 and 0 shares
  issued and outstanding......................           -                  -
Series F Preferred Stock, $.001 par value;
  116,000 shares authorized; 78,255 and
  72,192 shares issued and outstanding........      52,236             46,743

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000
  shares authorized; 0 issued and
  outstanding.................................           -                  -
Series A convertible preferred stock, $.001
  par value; 400 shares authorized; 0 shares
  issued and outstanding......................           -                  -
Series B convertible preferred stock, $.001
  par value; 225 shares authorized, 0 shares
  outstanding.................................           -                  -
Series C convertible preferred stock, $.001
  par value; 500,000 shares authorized,
  0 shares outstanding........................           -                  -
Common stock, $.001 par value; 150,000,000
  shares authorized; 17,481,394 and
  17,481,394 shares issued and outstanding....          17                 17
Additional paid-in capital....................     101,345            100,189
Accumulated deficit...........................     (91,961)           (73,272)
                                               -----------         ----------
Total stockholders' equity....................       9,401             26,934
                                               -----------         ----------
Total liabilities and stockholders' equity....    $293,919           $305,858
                                               ===========         ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                        NEW WORLD RESTAURANT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE FIRST QUARTER ENDED APRIL 2, 2002 AND APRIL 1, 2001

                                    UNAUDITED


                                                        April 2,       April 1,
                                                          2002           2001
                                                        --------       --------
Revenues:
Retail sales.........................................   $  90,184      $  3,672
Manufacturing revenues...............................       6,861         5,150
Franchise related revenues...........................       1,540         1,653
Total revenues.......................................      98,585        10,475

Cost of sales........................................      80,215         7,367
General and administrative expenses..................      12,607         2,209
Depreciation and amortization........................       4,511           787


Income from operations...............................       1,252           112

Interest expense, net................................      13,586           444
Gain from sale of investments........................           -           241

(Loss) before income taxes and minority interest.....     (12,334)          (91)

Provision for income taxes...........................           -           166

Minority interest....................................           -           723

Net (loss)...........................................     (12,334)         (980)

Dividends and accretion on preferred stock...........       6,355         3,317
Net (loss) available to common stockholders..........   $ (18,689)   $   (4,297)

Net (loss) per common share - Basic..................      ($1.07)       ($0.27)

Net (loss) per common share - Diluted................      ($1.07)       ($0.27)

Weighted average number of common shares outstanding:
Basic................................................  17,481,394    15,896,836

Diluted..............................................  17,481,394    15,896,836

  The accompanying notes are an integral part of these consolidated financial statements.

                        NEW WORLD RESTAURANT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE FIRST QUARTER ENDED APRIL 2, 2002 AND APRIL 1, 2001

                                    UNAUDITED


                                                      April 2,         April 1,
                                                        2002             2001
                                                      --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)........................................    ($12,334)           ($980)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
Depreciation and amortization.....................       4,511              787
Minority interest.................................           -              723
Gain on sale of debt securities...................           -             (241)
Payment of integration and reorganization costs...        (242)               -
Stock issued for compensation.....................           -              507
Amortization of debt issuance costs and debt
  discount........................................       3,167                -
Accretion of warrant value and investment return..       2,234                -
Notes issued as paid in kind interest on
  asset-based secured loan........................       1,489                -
Deferred income tax asset.........................           -              166
Changes in operating assets and liabilities:
Franchise and other receivables...................        (281)            (398)
Inventories.......................................         156             (172)
Prepaid expenses..................................      (1,860)             (32)
Deposits and other assets.........................        (482)             246
Receipts of notes receivable......................          43              260
Additions to notes receivable.....................           -              (10)
Accounts payable..................................      (1,686)            (991)
Accrued expenses and other liabilities............      (2,125)            (992)
                                                      --------         --------
Net cash used in operating activities.............      (7,410)          (1,127)
                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................        (888)             (31)
Proceeds from sales of assets held for resale.....       1,155                -
Deferred acquisition costs........................           -             (624)
Investment in debt securities.....................           -          (28,912)
Proceeds from the sale of debt securities.........           -            3,885
                                                      --------         --------
Net cash provided by / (used in) investing
  activities......................................         267          (25,682)
                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net..............           -           23,755
Minority owners' capital contributions to
  affiliated entity...............................           -            9,166
Payment of liabilities in connection with
  acquired assets.................................           -             (987)
Repayments of capital leases......................        (122)            (119)
Repayment of notes payable........................         (14)          (3,050)
Early retirement of debt..........................           -                -
                                                      --------         --------
Net cash (used in) / provided by financing
  activities......................................        (136)          28,765
                                                      --------         --------

Net (decrease) increase in cash...................      (7,279)           1,956

CASH, beginning of period.........................      14,238            2,271
                                                      --------         --------

CASH, end of period...............................      $6,959           $4,227
                                                      ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest..........................................       5,287              683
                                                      ========         ========

Non-cash Investing and Financing Activities:
Non-cash dividends and accretion on preferred
  stock...........................................       6,355            3,317
                                                      ========         ========

Stock issued to extinguish liabilities............           -               63
                                                      ========         ========

Stock issued in exchange for debt securities......           -              805
                                                      ========         ========

       The accompanying notes are an integral part of these consolidated financial statements.

                        NEW WORLD RESTAURANT GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at April 2, 2002 and the results of its operations and its cash flows for the three-month periods ended April 2, 2002 and April 1, 2001. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended April 2, 2002 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of January 1, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2002 on file with the Securities and Exchange Commission.


2.   Acquisitions

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

Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $30,000,000 as of the acquisition date. The accompanying balance sheet as of April 2, 2002 reflects approximately $3,918,000 as due from the Einstein Bankruptcy Estate. This amount is based upon the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein Bankruptcy Estate through the date of these financial statements.

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

                    Assets Acquired:
                    Current assets....................   $17,326
                    Plant property and equipment......   116,860
                    Trademarks and intangible assets..    87,494

                    Liabilities assumed:
                    Current liabilities...............    42,370
                    Long-term liabilities.............    12,131
                                                        --------

                    Total purchase price..............  $167,179
                                                        ========

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

The following consolidated statements of operations data for the quarter ended April 2, 2002 and unaudited pro forma consolidated statements of operations data for the quarter ended April 1, 2001, gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the pro forma period reported. The following unaudited pro forma consolidated results of operations gives effect to purchase accounting adjustments and the financings necessary to complete the acquisition. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the pro forma period reported, and may not be indicative of future operating results.


                                              For the Quarter Ended
                                      -------------------------------------
                                      (In thousands, except per share data)


                                                    Actual          Proforma
                                                 April 2, 2002    April 1, 2001
                                                 -------------    -------------

     Revenues.....................................  $98,585           $122,253
                                                   ========           ========
     Net (loss)................................... ($12,334)           ($9,341)
                                                   ========           ========
     Net (loss) available to common stockholders.. ($18,689)          ($15,552)
                                                   ========           ========
     Earnings per share - Basic...................   ($1.07)            ($0.98)
                                                   ========           ========


3.   Earnings Per Share.

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of April 2, 2002 had been exercised, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                    Warrants..............    60,721,694
                    Options...............     6,056,915
                                              ----------

                    Total.................    66,778,609
                                              ==========

4.   Investment in Debt Securities.

Investments in debt securities are reported at fair value which is based upon management's estimate of the present value of amounts expected to be recovered from the Einstein Bankruptcy Estate for the Company's investment in Einstein debt securities. Unrealized gains and losses from those securities, which are classified as available-for-sale are reported as unrealized holding gains and losses as a separate component of stockholders' equity. At April 2, 2002, the carrying amount of debt securities approximates their fair value and, accordingly, no unrealized gain or loss has been recorded.

5.   Recent Pronouncements

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

SFAS 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company continues to evaluate the effect of the adoption of SFAS 142 on its consolidated financial statements. In this connection, the Company is in the process of assessing its reporting units. Once the reporting units have been established, the Company will use the two-step approach to assess its goodwill and intangible assets. In the first step, the Company will compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill and
intangible   assets.  In  addition,   the  Company  continues  to  reassess  the
classifications of its intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives.
                                       8

The Company believes that its intangibles are deemed to have an indefinite useful life as it is expected to generate cash flows indefinitely. Thus, the Company ceased amortizing intangibles on January 1, 2002. The following consolidated statements of operations data for the quarters ended April 2, 2002 and April 1, 2001 reflects the adjustment to net loss, net loss available to common stockholders and basic earnings per share resulting from the implementation of SFAS 142.

                                                    For the Quarter ended
                                           -------------------------------------
                                           (In thousands, except per share data)

                                              April 2, 2002     April 1, 2001
                                              -------------     -------------

Reported Net (Loss).........................   $  (12,334)            (980)
Add back: Goodwill amortization.............            -               30
Add back: Trademark amortization............            -              137
Adjusted Net (Loss).........................      (12,334)            (813)
                                               ==========         ========

Reported Net (Loss) available to common
  stockholders..............................      (18,689)          (4,297)
Adjusted Net (Loss) available to common
  stockholders..............................      (18,689)          (4,130)
                                               ==========         ========

Basic earnings per share:
Reported Net (Loss) available to common
  stockholders..............................   $    (1.07)        $  (0.27)
Goodwill amortization.......................            -         $   0.00
Trademark amortization......................            -         $   0.01
Adjusted Net (Loss) available to common
  stockholders......                           $    (1.07)        $  (0.26)
                                               ==========         ========


6.   Accrued Expenses.

As of April 2, 2002, accrued expenses consist of the following:

          Compensation and employee benefits............$  10,201
          Distribution costs............................    3,418
          Accrued professional services.................    2,419
          Reorganization and integration................    2,384
          Utilities.....................................    2,195
          Accrued taxes.................................    1,933
          Accrued interest..............................    1,487
          Other.........................................    8,725
                                                        ---------
                                                          $32,762
                                                        =========

7.   Contingencies.

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

On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an informal investigation into the resignation of the former Chairman, R. Ramin Kamfar, the termination of the former Chief Financial Officer, Jerold Novack, and the delay in filing the Company's Fiscal 2001 Form 10-K. The Company is cooperating fully with the investigation. The Company is also cooperating fully with a recent Department of Justice inquiry relating to these issues.

The Company has also been notified by Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., holders of our Series F Preferred Stock, that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the Company's stock. Although the Special Situations Funds have not initiated any legal proceedings against the Company, they may do so.

Given the early stage of these matters, Management cannot predict their outcome. However, there can be no assurance that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief.

8.   Fixed Fee Distribution Agreement.

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

The Company has begun the process of replacing the distributor in order to ensure the continuing delivery of goods to its company-operated and franchised locations. Failure to engage the services of a new distributor prior to August 2, 2002 could result in a significant disruption to the operations of company-operated and franchised locations.

As a result of the mutual  termination  agreements,  $2,670,000  of  liabilities
previously   classified  as  long-term   have  been   reclassified   to  current
liabilities.

9.   Revolving Line of Credit.

On January 18, 2002, the Company entered into a Loan and Security Agreement (loan agreement) with a lender which provided for a $7,500,000 Revolving Loan Facility (facility). The revolving loan facility was secured by substantially all of the assets of the Company. The underlying loan agreement provided for periodic borrowings based upon availability as calculated pursuant to the loan agreement. In addition, the loan agreement required the Company to meet certain financial covenants and placed restrictions on the Company's ability to obtain additional borrowings and to enter into certain capital transactions. The Company did not use or draw funds under the facility. Nevertheless, on March 25, 2002, the lender notified the Company that the Company was in default under certain terms and conditions of the loan agreement. As the result of these defaults, the Company was unable to obtain advances under the revolving loan facility. On May 30, 2002, the Company paid the lender $175,000 in full satisfaction of amounts due under the loan agreement.

On May 30, 2002, the Company entered into a Loan and Security Agreement with one of the Company's principal stockholders, which provides for a $7,500,000 revolving loan facility. The facility is secured by substantially all of the Company's assets. Borrowings under the facility will bear interest at the rate of 11% per annum. The facility will expire on March 31, 2003. At the time that the Company entered into this facility, the Company terminated its prior revolving loan facility.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to our financial condition and business. The words estimate, plan, intend, believe, expect and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties and other factors, which could cause our actual results, performance and achievements to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: success of the integration of New World and acquired businesses; success of cost-saving strategies; competition; success of operating, franchising and licensing initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in our Form 10-K for our 2001 fiscal year.

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

In connection with the Einstein Acquisition, unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and former employees. A portion of those payments (approximately $1.0 million) was made in the third quarter of our fiscal year ended January 1, 2002 ("fiscal 2001") and the balance (approximately $2.5 million) in the first quarter ended April 2, 2002 ("Q1 2002"). All of these payments were originally recorded in our financial statements in the second and third quarters of fiscal 2001 as part of the acquisition costs associated with the Einstein Acquisition and as a restructuring charge. We have revised the results for those quarters so as to reverse that treatment. The aggregate of such payments (including $1.0 million in the third quarter of fiscal 2001 and $2.5 million in Q1 2002) has been recorded as general and administrative expense. An aggregate of $2.5 million of such payments was offset against payments to be made in connection with the separation of certain officers and employees from our company. With respect to that portion of the unauthorized payments that has not been repaid or offset plus certain other unauthorized payments that have not been recovered of $0.2 million, or an aggregate of $1.2 million, we have recorded a receivable from the former officer. Based on our evaluation of the collectability of this amount, we have recorded an allowance for uncollectable receivable.

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

Fiscal  Quarter  Ended April 2, 2002  Compared to Fiscal  Quarter Ended April 1,
2001

Revenues.
Total revenues increased to $98.6 million for the fiscal quarter ended April 2, 2002 from $10.5 million for the comparable 2001 period. The increase in revenues was attributable to additional revenues from the Einstein Bros. and Noah's New York Bagel brands acquired in June 2001. Retail sales increased to $90.2 million or 91.5% of total revenues for the fiscal quarter ended April 2, 2002 from $3.7 million or 35.1% of total revenues for the comparable 2001 period. The increase was attributable to the addition of 458 company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues increased to $6.9 million or 7.0% of total revenues for the fiscal quarter ended April 2, 2002 from $5.2 million or 49.2% of total revenues for the comparable 2001 period. The increase in manufacturing revenues results from the inclusion of approximately $2.6 million of manufacturing revenues associated with manufacturing facilities acquired as the result of the Einstein Acquisition in June 2001 offset by a $0.9 million decrease resulting from a lower franchise store base in comparison to prior year. Franchise related revenues decreased 6.8% to $1.5 million or 1.6% of total revenues for the fiscal quarter ended April 2, 2002 from $1.6 million or 15.8% of total revenues for the comparable 2001 period. The decrease in franchise related revenues reflects a lower average franchise store base in the 2002 period.

Costs and Expenses.
Cost of Sales as a percentage of related manufacturing and retail sales decreased to 82.7% for the fiscal quarter ended April 2, 2002 from 83.5% for the comparable 2001 period. The decline primarily resulted from a shift in sales mix.

General and administrative expenses increased to $12.6 million or 12.8% of total revenues for the fiscal quarter ended April 2, 2002 from $2.2 million for the comparable 2001 period. The increase is attributable to additional general and administrative costs resulting from the Einstein Acquisition. In addition, general and administrative expenses for the fiscal quarter ended April 2, 2002 include approximately $2.6 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to former officers and employees of the Company. Such unauthorized bonuses were offset against payments to be made in connection with the separation of certain officers and employees of the Company. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the Company's voluntary internal investigation of the unauthorized bonus payments.

Depreciation and amortization expenses increased to $4.5 million or 4.6% of total revenues for the fiscal quarter ended April 2, 2002 from $0.8 or 7.5% of total revenues for the comparable 2001 period. The increase was primarily attributable to depreciation on assets acquired in the Einstein Acquisition offset by the implementation of SFAS 142 whereby intangibles with indefinite lives are no longer required to be amortized.

Interest expense, net for the fiscal quarter ended April 2, 2002 increased to $13.6 million, or 13.8% of total revenues from $0.4 million or 4.2% of total revenues for the comparable 2001 period. The increase was primarily the result of interest and related costs incurred on debt utilized to finance the Einstein Acquisition. Interest expense for the fiscal quarter ended April 2, 2002 was comprised of approximately $8.0 million of interest paid or payable in cash and noncash interest expense of approximately $5.5 million resulting from the amortization of debt discount, debt issuance costs, the amortization of warrants issued in connection with debt financings, the accretion of the value assigned to warrants issued to Greenlight New World, L.L.C. and the related guaranteed investment return.

Gain from sale of debt securities was $0.2 million or 2.3% of total revenues for the fiscal 2001 period. There was no such gain in the fiscal quarter ended April 2, 2002.

Provision for income taxes was $0 for the fiscal quarter ended April 2, 2002 from $0.2 million for the comparable 2001 period. The 2002 period reflects the Company's current tax position and management's assessment of potential future realization of deferred tax assets.

Minority interest was $0.7 million or 6.9% or total revenues for the 2001 period. This charge is attributable to accretion of the value assigned to warrants and the guaranteed investment return to investors in Greenlight New World, L.L.C.

Net Loss.
Net loss for the fiscal quarter ended April 2, 2002 was $12.3 million compared to a net loss of $1.0 million for the comparable 2001 period. The decrease in net income is primarily the result of interest expense incurred in the fiscal quarter 2002 relating to debt incurred to finance the Einstein Acquisition as well as the increase in general and administrative expenses.

Supplemental Unaudited Analysis of the fiscal quarter ended April 2, 2002 to the pro forma fiscal quarter ended April 1, 2001.

The following unaudited pro forma financial data for the fiscal quarter ended April 1, 2001 gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the period reported. All of the following unaudited pro forma financial data gives effect to purchase accounting adjustments necessary to reflect the Einstein Acquisition. These pro forma results have been prepared for the purpose of supplementary analysis only in order to assist in the evaluation of changes and trends in our business and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the period reported, and may not be indicative of future operating results. Financial data for the fiscal quarter ended April 2, 2002 are actual results.

                                            Actual            Proforma
                                            April 2,          April 1,
                                            2002              2001
                                              (Dollars in thousands)

Statement of Operations Data
Revenues:
Einstein...............................     $  91,208         $ 111,778
New World..............................         7,377            10,475
Total revenues.........................        98,585           122,253

Cost of sales..........................        80,215           102,077
General and administrative expense.....        12,607            11,986

EBITDA.................................     $   5,763
   $   8,190

Other Information
Number of operating days included in fiscal period:
Einstein...............................            91               112
New World..............................            91                91


Revenues. Total revenues declined 19.4% to $98.6 million for the quarter ended April 2, 2002 from pro forma total revenues of $122.3 million in the fiscal 2001 period. The decline is primarily attributable to the differences in the fiscal calendar between the periods presented as discussed below and a decline in store base.

Revenues - Einstein. Pro forma revenues for Einstein decreased 18.4% to $91.2 million for the quarter ended April 2, 2002 from pro forma revenues of $111.8 million in the fiscal 2001 period. The decline is the result of differences in the fiscal accounting calendar for the periods presented. The fiscal 2001 period included 16 weeks (112 days) of operations as compared to 13 weeks (91 days) for the fiscal 2002 period. Einstein sales for the 2001 period normalized for the fiscal calendar difference discussed above would have been approximately $90.5 million for the fiscal 2001 quarter as compared to $91.2 million for the fiscal 2002 quarter, which represents a 0.8% increase.

Revenues - New World. Revenues for New World decreased 29.6% to $7.4 million for the fiscal 2002 quarter from $10.5 million for the comparable 2001 period. The decrease is attributable to the sales associated with company owned stores that have been sold or closed. The company owned store base has declined 57.1% with 18 company owned stores for the fiscal quarter ended April 2, 2002 from 42 stores for the fiscal quarter ended April 1, 2001. Such revenues accounted for approximately $2.0 of the sales decline. EBITDA on company operated Manhattan Bagel stores including direct general and administrative charges was ($0.2) million and $0.1 million in 2002 and 2001, respectively. We have closed or intend to close the balance of the restaurants by July 15, 2002. Furthermore, there has been a 5% decline in our franchise store base in the fiscal 2002 quarter as compared to the comparable period in 2001.

Cost of Sales. Cost of sales expressed as a percentage of the related retail and manufacturing sales decreased to 82.7% for the quarter ended April 2, 2002 from pro forma cost of sales of 84.6% for the 2001 period. The decrease is the result of management's decision to close under-performing Einstein company-operated stores.

General and Administrative Expenses. General and administrative expenses increased 5.2% to $12.6 million for the quarter ended April 2, 2002 compared to pro forma general and administrative expenses of $12.0 million for the fiscal 2001 period. General and administrative expenses for the quarter ended April 2, 2002 include charges of approximately $2.6 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to certain former officers and employees. Such unauthorized bonus payments were offset against payments to be made in connection with the separation of certain officers and employees from our company. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the voluntary internal investigation of the unauthorized bonus payments. Exclusive of these one-time charges and payments relative to the internal investigation, general and administrative expenses in the fiscal 2002 quarter would have decreased $4.3 million or 31.1% from the pro forma fiscal 2001 period.

Also included in 2002 general and administrative are $0.6 million in performance bonuses paid to the former officers and employees referenced above that we believe would not have otherwise been paid both based on our recently completed restatement of results and in light of the unauthorized bonus payments. The comparable amount in 2001 was $0.2 million. Further, the 2002 and 2001 general and administrative expenses included $0.2 million of salary and direct expenses for those of the former officers and employees whose positions are duplicative with others. It is our intent not to replace these individuals. The before-mentioned general and administrative costs specifically excludes the $2.6 million of unauthorized bonuses and separation costs.

EBITDA. EBITDA is defined as income (loss) from operations before restructuring charges plus depreciation and amortization. EBITDA should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indicators of operating performance, such as cash flow from operating activities. EBITDA decreased 29.6% to $5.8 million for the quarter ended April 2, 2002 from pro forma EBITDA of $8.2 million for the fiscal 2001 quarter. The decrease was the result of the sales decline and the increase in general and administrative expenses discussed above.

Liquidity and Capital Resources

At April 2, 2002, we had a working capital deficit of $26.0 million compared to a working capital deficit at January 1, 2002 of $20.2 million. The decline in working capital was primarily the result of the accrual and payment of costs relative to the termination of our distribution agreement and the acceleration of such payments, the accrual and payment of costs relative to the internal investigation, and the interest in connection with the $35 million asset-backed loan utilized to finance the Einstein Acquisition (approximately $1.5 million).

We had net cash used in operating activities of $7.4 million for the fiscal quarter ended April 2, 2002 compared with net cash used in operating activities of $1.1 million for the fiscal quarter ended April 1, 2001. The increase in cash used in operating activities was attributable to changes in operating assets and liabilities, specifically due to the acceleration of payment relative to the termination of the distribution agreement, the expense relative to the internal investigation as well as an increase in prepaid expenses relative to new insurance policies.

We had net cash provided by investing activities of $0.3 million for the fiscal quarter ended April 2, 2002 compared with net cash used in investing activities of $25.7 million for the fiscal quarter ended April 1, 2001. During 2001, cash used in investing activities was attributable to our investment in debt securities and the Einstein Acquisition.

We had net cash used in financing activities of $0.1 million for the fiscal quarter ended April 2, 2002 compared with net cash provided by investing activities of $28.8 million for the fiscal quarter ended April 1, 2001. During 2001, cash provided by financing activities relates to the issuance of Series F Preferred Stock and proceeds from the sale of an interest in Greenlight New World, L.L.C.

On May 30, 2002, we entered into a Loan and Security Agreement with BET Associates, L.P., one of our principal stockholders, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of our assets. Borrowings under the facility bear interest at the rate of 11% per annum. The facility will expire on March 31, 2003. In connection with obtaining the facility, we paid MYFM Capital LLC a fee of $75,000. Leonard Tannenbaum, one of our directors, is the Managing Director of MYFM Capital and is a partner at BET Associates, L.P. At the time that we entered into this facility, we terminated our prior revolving loan facility with Foothill Capital.

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

On June 19, 2001, we obtained a $35 million asset-backed secured loan to our wholly owned non-restricted subsidiary, EnbcDeb Corp. The proceeds, net of discount and related offering expenses, were $32.3 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the "EnbcDeb Notes"), is secured by Einstein bonds owned by EnbcDeb Corp. The EnbcDeb Notes matured on June 15, 2002. Because EnbcDeb Corp. is a non-restricted subsidiary, a default on the EnbcDeb Notes does not result in a default under the Notes or our revolving loan facility. Interest on the EnbcDeb Notes initially accrues at the rate of 14% per annum, increasing by .35% on the fifteenth day of each month following issuance, plus 2% per annum penalty on overdue amounts. As before mentioned, since the EnbcDeb Notes matured on June 15, 2002, the additional 2% penalty is effective as a result of the default. Interest is payable on the fifteenth day of every month and may be paid in kind at our option. As of April 2, 2002, an aggregate of $39.1 million principal amount of EnbcDeb Notes was outstanding. We must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes. We anticipate that approximately $34.2 million aggregate principal amount of the EnbcDeb Notes outstanding will be repaid from the proceeds of the Einstein bonds distributed in the Einstein bankruptcy case ($24.2 million of which has already been distributed and applied to redeem a portion of the outstanding EnbcDeb Notes). To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will have the option to require us to issue them preferred stock ("Series G Preferred Stock") having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the Series G Preferred Stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the Series G Preferred Stock is redeemed, and we will be required to issue warrants to purchase 5% of our fully diluted Common Stock. If the amount of the deficiency is $5.0 million or greater, then the Series G Preferred Stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the Series G Preferred Stock is redeemed, and we will be required to issue warrants to purchase 10% of our fully diluted Common Stock.

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


Risk Factors Relating to Our Financial Condition

We face the following significant risks relating to our results of operations and financial condition.

We have $140 Million Aggregate Principal Amount of Notes Outstanding that Mature on June 15, 2003, and We Must Raise Additional Capital to Refinance these Notes and for Other General Corporate Purposes.

We must raise significant additional capital before June 15, 2003 to refinance the Notes and for other general corporate purposes. We cannot assure you that we will be able to raise such capital on satisfactory terms and conditions, if at all. In addition, our existing revolving loan facility expires on March 31, 2003. We intend to pursue refinancing the Notes and replacing the revolving loan facility through the issuance of debt or equity or a combination thereof and obtaining additional bank financing, but we currently have no commitments with respect to any refinancing. We currently have outstanding warrants to purchase 60,721,694 shares of our Common Stock, which may adversely affect our ability to raise additional equity financing in the future.

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

                           PART II - OTHER INFORMATION
                        NEW WORLD RESTAURANT GROUP, INC.
                                  APRIL 2, 2002

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

On June 19, 2001, we obtained a $35 million asset-backed secured loan to our wholly owned non-restricted subsidiary, EnbcDeb Corp. The proceeds, net of discount and related offering expenses, were $32.3 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued the EnbcDeb Notes, is secured by Einstein bonds owned by EnbcDeb Corp. The EnbcDeb Notes matured on June 15, 2002. Because EnbcDeb Corp. is a non-restricted subsidiary, a default on the EnbcDeb Notes does not result in a default under the Notes or our revolving loan facility.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Amended and Restated Employment Agreement dated as of June 17, 2002, between the Company and Anthony Wedo.

(b) Reports on Form 8-K filed during the quarter ended April 2, 2002

On January 1, 2002, The Company filed a Form 8-K and related press release announcing that certain market makers were quoting its common stock on the OTC Bulletin Board.

On February 4, 2002, the Company filed a Form 8-K and related press release relating to the Company's intent to offer senior secured notes pursuant to Rule 144A.

On February 4, 2002, the Company filed a Form 8-K and related press release announcing that comparable store sales for its company owned units increased 2.2% over prior year levels for the 4th quarter ended January 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NEW WORLD RESTAURANT GROUP, INC.



Date:  June 24, 2002                         By:  /s/  Anthony Wedo
                                                  ---------------------------
                                                  Anthony Wedo
                                                  Chief Executive Officer


                                             By:  /s/   Max Craig
                                                  ---------------------------
                                                  Max Craig
                                                  Chief Financial Officer