Form 10-Q/A
period 2002-04-02
NEW WORLD RESTAURANT GROUP INC
filed 2003-05-14
CIK 949373

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27148

New World Restaurant Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	13-3690261 (I.R.S. Employer Identification No.)
1687 Cole Blvd., Golden, Colorado 80401 (Address of principal executive offices, including zip code)
(303) 568-8000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of April 30, 2003, 51,016,857 shares of Common Stock of the registrant were outstanding.

Explanatory Note

        This Amendment No. 1 to New World Restaurant Group, Inc.'s quarterly report on Form 10-Q for the quarterly period ended April 2, 2002 includes unaudited restated consolidated financial statements for the three months ended April 2, 2002 and April 1, 2001.

        On July 29, 2002, the Company dismissed Arthur Andersen LLP as its auditors and retained Grant Thornton LLP. In reviewing the Company's first quarter 2002 filing, the Company and Grant Thornton determined that the Company had not appropriately accounted for the debt and equity instruments used for the acquisition (the "Einstein Acquisition") of substantially all of the assets of Einstein/Noah Bagel Corporation and its majority owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Einstein")—see Note 5 to the consolidated financial statements of the Company included in this Form 10-Q/A.

        As a result of the foregoing, the Company engaged Grant Thornton to re-audit its financial statements for the years ended January 1, 2002 and December 31, 2000, which resulted in, among other things, in restatements to the Company's accounting for the debt and equity instruments used for the Einstein Acquisition, purchase accounting for certain acquisitions, and assets held for resale. The restatements affected periods prior to 2000. The impact of the restatement on such prior periods was reflected as an adjustment to opening retained earnings at the beginning of 2000. These adjustments have also necessitated the amendment of the Company's previously issued Form 10-Q for the quarterly period ended April 2, 2002.

        The restatement of previously issued financial statements increased the Company's net loss available to common stockholders for the year ended January 1, 2002 by approximately $22.4 million and decreased the Company's net income available to common stockholders for the year ended December 31, 2000 by $11.8 million. For the year ended January 1, 2002, basic and diluted loss per common share, were decreased by $1.15. For the year ended December 31, 2000, basic earnings per common share decreased by $0.95 and diluted earnings per share decreased by $0.92. For the quarter ended April 2, 2002, the Company's net loss available to common stockholders increased by $15.5 million and for the quarter ended April 1, 2001 increased by $7.1 million. For the quarter ended April 2, 2002, diluted net loss per common share decreased by $0.62. For the quarter ended April 1, 2001, net loss per common share increased by $0.08.

        For a description of the restatements, see Note 3, Restatements—2001 and 2000, to the consolidated financial statements of the Company, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

        The Company did not amend its annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the restatement that ended on or prior to January 1, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon.

        For a discussion of events and developments subsequent to April 2, 2002, see the Company's annual report on Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q/A.

NEW WORLD RESTAURANT GROUP, INC.
INDEX TO RESTATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

April 2, 2002

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 2, 2002 AND JANUARY 1, 2002

(in thousands, except share information)

The restated consolidated financial statements, including the notes to the restated consolidated financial statements, have been revised to reflect the restatements and certain events occurring subsequent to the filing of the original Form 10-Q.

	As Restated
	(Unaudited) April 2, 2002	January 1, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$4,829	$15,478
Franchise and other receivables, net	5,746	5,520
Due from bankruptcy estate	3,965	3,918
Current maturities of notes receivables	234	234
Inventories	5,050	5,206
Prepaid expenses and other current assets	2,945	1,812
Investment in debt securities	34,174	34,174
Assets held for resale	69	1,397

Total current assets	57,012	67,739
Property, plant and equipment, net	98,079	101,117
Notes and other receivables, net	288	330
Trademarks and other intangibles, net	103,534	105,958
Goodwill, net	4,875	4,875
Debt issuance costs and other assets	2,880	3,237

Total Assets	$266,668	$283,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$16,369	$19,684
Accrued expenses	27,641	29,481
Short term debt and current portion of long-term debt	173,479	168,394
Current portion of obligations under capital leases	215	152

Total current liabilities	217,704	217,711
Senior notes and other long-term debt	12,215	12,119
Obligations under capital leases	527	538
Derivative liability	22,164	9,402
Other liabilities	10,076	13,191

Total liabilities	262,686	252,961
Series F Preferred Stock, $.001 par value; 116,000 shares authorized; 78,255 and 75,103 shares issued and outstanding	64,050	57,338
Stockholders' deficit:
Common stock, $.001 par value; 150,000,000 shares authorized; 17,481,394 and 17,481,394 shares issued and outstanding	17	17
Additional Paid-In capital	81,310	80,203
Accumulated deficit	(141,395)	(107,263)

Total stockholders' deficit	(60,068)	(27,043)

Total Liabilities and Stockholders' Deficit	$266,668	$283,256

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FIRST QUARTER ENDED APRIL 2, 2002 AND APRIL 2, 2001

(UNAUDITED)

(in thousands, except earnings per share and related share information)

	As Restated
	April 2, 2002	April 1, 2001
Revenues:
Retail sales	$90,183	$3,672
Manufacturing revenues	6,140	4,736
Franchise related revenues	1,324	1,653

Total revenues	97,647	10,061
Cost of sales	79,670	6,953
General and administrative expenses	13,291	2,352
Depreciation and amortization	6,088	516
Provision for integration and reorganization	104	—

Income (loss) from operations	(1,506)	240
Interest expense, net	(12,331)	(933)
Cumulative change in the fair value of derivatives (expense)	(13,635)	18
Other income.	52	241

Loss before income taxes	(27,420)	(434)
Provision for income taxes	—	166

Net loss	(27,420)	(600)
Dividends and accretion on preferred stock	(6,712)	(10,756)

Net loss available to common stockholders	$(34,132)	$(11,356)

Net loss per common share—Basic and Diluted	$(0.45)	$(0.35)

Weighted average number of common shares outstanding:
Basic and Diluted	75,918,195	32,093,164

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIRST QUARTER ENDED APRIL 2, 2002 AND APRIL 1, 2001

(UNAUDITED)

(in thousands)

	As Restated
	April 2, 2002	April 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,420)	$(600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,088	516
Provision for integration and reorganization	104	—
Cumulative change in fair value of derivatives	13,635	(18)
Amortization of debt issuance costs	632	57
Amortization of debt discount	3,925	121
Notes issued as paid in kind for interest on Bridge Loan	1,569	—
Stock issued for compensation and consulting	235	1,375
Gain on sale of debt securities	—	(241)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(230)	(147)
Accounts payable and accrued expenses	(5,260)	(2,290)
Other assets and liabilities	(4,316)	(155)

Net cash used in operating activities	(11,038)	(1,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(627)	(17)
Proceeds from the sale of assets held for resale	1,328	—
Deferred acquisition costs	—	(624)
Investment in debt securities	—	(29,734)
Proceeds from the sale of debt securities	—	3,855

Net cash provided by (used in) investing activities	701	(26,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	10,000
Debt issuance costs	—	(834)
Proceeds from issuance of Series F preferred stock, net of fees	—	23,708
Proceeds from long-term borrowings	—	—
Repayment of notes payable	(312)	(3,050)

Net cash provided by (used in) financing activities	(312)	29,824
Net increase (decrease) in cash	(10,649)	1,952
Cash and cash equivalents, beginning of period	15,478	2,271

Cash and cash equivalents, end of period	$4,829	$4,223

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at April 2, 2002 and the results of its operations and its cash flows for the three-month periods ended April 2, 2002 and April 1, 2001. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended April 2, 2002 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of January 1, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002, which is being filed concurrently with this Form 10-Q/A.

        Certain reclassifications have been made to conform previously reported data to the current presentation.

        During 2001, the Company changed its name from New World Coffee-Manhattan Bagel, Inc. to New World Restaurant Group, Inc.

2.    Liquidity

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in recent years, and such losses have continued through unaudited periods in 2003. The Company also has a deficit in stockholders' equity of approximately $60,068,000 as of April 2, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by approximately $160,692,000. During the year ended January 1, 2002 and December 31, 2002, and continuing into 2003, the Company was in violation of certain covenants on the indenture for the Company's $140 million aggregate principal amount of notes due June 15, 2003 (the "$140 Million Facility"). This could be considered an event of default under the indenture if the Company was unable to cure the violation within thirty days of receiving written notice from the trustee or holders specifying the default; however, such notice has not been received as of the date of this filing. If such notice and failure to cure were to occur, the entire amount of the $140 Million Facility could become immediately due and payable. For this reason, the $140 Million Facility has been classified in current liabilities as of April 2, 2002 and January 1, 2002. In any event, the $140 Million Facility matures on June 15, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain new financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        The Company has engaged an investment bank to assist it in developing alternatives to rationalize its capital structure. The Company is actively pursuing options to affect the refinancing or retiring of the $140 Million Facility on or before its maturity on June 15, 2003. Such options currently under consideration by the Company include the sale of all or part of the Company, which could result in an investment of equity and a refinancing or retirement of the Company's primary debt obligations, and the refinancing of the $140 Million Facility with a new debt facility, which may entail a new 144A senior note offering.

        The Company has also initiated cost reduction programs that stem primarily from the integration of Einstein into the Company, including supply chain efficiencies and reductions in overhead as a result of the elimination of duplicative functions and the streamlining of various functional areas. While most of these initiatives commenced in fiscal 2002, the full year effect is not expected to be realized until 2003 and beyond. In addition, the Company incurred substantial expenses in 2002 related to (1) the payment of unauthorized bonuses to certain members of former management as well as the internal investigation that ensued and (2) legal and advisory fees related to various efforts to refinance the $140 Million Facility and the Company's revolving line of credit, which are not anticipated to recur at similar levels in 2003. Although there is no assurance that funding will be available to refinance or retire the $140 Million Facility, the Company believes that its current business plan, if successfully funded, will improve its operating results and cash flow in the future.

3.    Fiscal Year

        Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition, the Company elected to change its fiscal year end to the Tuesday closest to December 31. The Company's annual accounting period had previously ended on the Sunday closest to December 31. The fiscal year-end dates for 2002 and 2001 are December 31, 2002 and January 1, 2002 respectively.

4.    Restatements

        The Company has determined that certain of its accounting practices in previous years did not reflect the proper application of accounting principles generally accepted in the United States ("GAAP"). Accordingly, the Company has restated its financial statements for fiscal 2000, fiscal 2001 (including all quarters), the quarter ended April 2, 2002, and the opening balances of certain accounts in 2000. For a complete discussion of the restatement adjustments, please see Note 3 to the Company's audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2002.

        The primary effects of the restatements for the quarters ended April 2, 2002 and April 1, 2001 respectively, are summarized in the tables below:

Quarter Ended April 2, 2002	Revenue	Income (Loss) From Operations	Net Loss Available To Common	Stockholders' Equity/(Deficit)
	(amounts in thousands)
As previously reported	$98,585	$1,252	$(18,689)	$9,401
Adjustments:
Beginning balance(1)	—	—	—	(53,977)
Reorganization accruals(2)	—	(104)	(104)	(104)
Manufacturing revenue and COGS(3)	(721)	—	—	—
Purchase accounting(5)	—	(1,577)	(1,577)	(1,577)
Other(6)	(217)	(1,077)	(1,026)	(1,035)
Debt, preferred stock and equity(7)	—	—	(12,736)	(12,776)

Total adjustments	(938)	(2,758)	(15,443)	(69,469)

As restated	$97,647	$(1,506)	$(34,132)	$(60,068)

Quarter Ended April 1, 2001	Revenue	Income (Loss) From Operations	Net Loss Available To Common	Stockholders' Equity/(Deficit)
	(amounts in thousands)
As previously reported	$10,475	$112	$(4,297)	$36,840
Adjustments:
Beginning balance(1)	—	—	—	(15,766)
Reorganization accruals(2)	—	(164)	(164)	(164)
Manufacturing revenue and COGS(3)	(414)	—	—	—
Assets held for resale(4)	—	234	234	234
Other(6)	—	58	58	4,801
Debt, preferred stock and equity(7)	—	—	(7,187)	(1,817)

Total adjustments	(414)	128	(7,059)	(12,712)

As restated	$10,061	$240	$(11,356)	$24,128

(1)
Represents the cumulative impact of restatements discussed in notes (2) through (7) below on stockholders' equity (deficit) at the beginning of the period, primarily related to the debt and equity adjustments.

(2)
The Company established certain accrued liabilities in connection with expected liabilities to be incurred related to reorganization and integration of Manhattan Bagel Corporation ("MBC") and Chesapeake Bagel Bakery ("CBB"). The Company has analyzed these accruals and determined that certain transactions did not meet the criteria to be recorded as reorganization and integration liabilities in purchase accounting and accordingly, such amounts have been expensed as general and administrative expenses.

(3)
Manufacturing revenue and cost of goods sold have each been reduced to correct an erroneous gross-up on sales to franchises through a third-party distributor.

(4)
The Company recorded an impairment charge on certain assets held for resale and reversed depreciation expense previously taken on assets held for resale in accordance with SFAS 121.

(5)
The Company corrected its allocation of the purchase price of the Einstein Acquisition to reflect the proper application of APB 16, primarily resulting in a reduction in property, plant and equipment and an increase in the value of intangibles. This resulted in an increase in amortization expense in excess of the decrease in deprecation expense as a result of the differing useful lives. The Company also identified and expensed certain costs that were originally improperly capitalized as acquisition costs relating to the Einstein Acquisition.

(6)
The Company has corrected its accounting for an unfavorable contract to purchase product, the contract term of which is measured in gallons purchased, to reflect amortization of such obligation based on usage. In connection with its review of financial records, the Company also determined that other accounting and classification errors were made in various areas.

(7)
The Company has determined that the accounting treatment of many of its debt and equity instruments issued in 2001 was incorrect with respect to the initial allocation of the proceeds from issuance between the debt and equity instruments and associated freestanding warrants, the classification of, and accounting treatment for, the obligation to issue additional warrants in the future if the debt or equity instrument was not redeemed, the classification of certain freestanding warrants, the recognition of increasing rate dividends and interest rates, the amortization of the discount associated with warrants and issuance costs, and the extinguishment of certain instruments upon significant changes in terms. Affected instruments include: Series D preferred stock, Series F preferred stock, the Bond Purchase Agreement with Greenlight and a certain letter agreement dated June 19, 2001 between Greenlight and the Company, the Bridge Loan, and the $140 Million Facility.

        Each issuance of Series F preferred stock in 2001 was evaluated as to the classification of, and accounting for, associated freestanding warrants and additional warrants to purchase Common Stock, par value $0.001 of the Company as permanent equity or liabilities. Proceeds from the issuance of Series F preferred stock were then allocated using the appropriate allocation method. In its effective dividend rate calculations, the Company included the impact of increasing rate dividends, issuance costs, the estimated fair value of additional warrants (if not classified as derivative liabilities), the amortization of any related discount, and the estimated outstanding term of the instrument based on management's intent to refinance a portion of the original Series F preferred stock. The obligation to issue additional warrants, if classified as a liability is marked to fair value to reflect changes in the underlying Common Stock prices, management's estimates of the probability of issuance and other factors at each balance sheet date. The agreement among several holders of Series F preferred stock executed in June 2001 that involved the issuance of additional contingent warrants resulted in a substantial modification of the original Series F preferred stock agreement with those holders. As a result, in accordance with EITF 96-19, the modification was accounted for as an extinguishment of the Series F preferred stock held by such holders. The deemed dividend was computed as the difference between the fair value of the modified Series F preferred stock and the carrying value of the original Series F preferred stock. In connection with the modification, the Company determined that the obligation to issue warrants in the future should be classified as a liability. Accordingly, the deemed dividend was increased by the fair value of the additional warrants. The deemed dividend associated with the extinguishment was $23,883,583 in the quarter ended July 3, 2001.

        As a result of the maximum number of additional warrants that could be issued under the Bond Purchase Agreement (the "Bond Purchase Agreement") dated as of January 17, 2001 by and among the Company and Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., and Greenlight Capital Offshore, LTD. (collectively, "Greenlight") exceeding the Share Cap (see Note 13), the Company concluded that the obligation to issue warrants in the future could not be classified within stockholders' equity on the date of issuance. However, as a result of the subsequent extinguishment of the Series D preferred stock the obligation to issue warrants in the future under the Bond Purchase Agreement did not exceed the Share Cap and, accordingly, the liability established was reclassified to stockholders' equity in accordance with EITF 00-19. The Company included the impact of the increases in the interest rate associated with the instrument and the amortization of any related discount in its effective interest rate calculations. The Letter Agreement between Greenlight and the Company executed in June 2001 resulted in a substantial modification that requires accounting as an extinguishment pursuant to EITF 96-19, primarily due to the additional warrant coverage (the "deficiency warrants") provided in the Letter Agreement in the event the proceeds from the 7.25% convertible debentures due 2004 of Einstein/Noah Bagel Corporation (the "Einstein Bonds") were not sufficient to retire the Greenlight obligation of $16,641,566 in the quarter ended July 3, 2001 representing the difference between the fair value of the new debt obligation and the carrying amount to the extinguished debt, plus a fair value of the estimated deficiency warrants that were recorded as a liability. Additionally, the Greenlight obligation is presented in the financial statements as debt with interest expense thereon recorded within the statement of operations since its inception. Previously issued 2001 financial statements reflected the obligation as the minority interest through June 19, 2001, with the interest expense being classified as minority interest expense on the statement of operations.

        For a detailed description of the debt, preferred stock and equity adjustments, see the Company's 2002 annual report Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q/A.

        The major components of the Company's short-term and long-term debt are included in the accompanying balance sheet as follows:

	As Restated
	Unaudited April 2, 2002	January 1, 2002
	(amounts in thousands)
Greenlight obligation	$10,545	$10,437
Bridge loan	37,554	34,350
$140 million facility	134,223	132,041
All other debt	3,372	3,685

	185,694	180,513
Less current portion	(173,479)	(168,394)

Long-term debt	$12,215	$12,119

        The components of Series F preferred stock, Greenlight obligation, the $35 million assets-backed loan to the Company's non-restricted subsidiary, New World Enbc Deb Corp. (the "Bridge Loan"), and $140 Million Facility are included in the accompanying balance sheet as follows:

Series F Preferred Stock

	As Restated
	Unaudited April 2, 2002	January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Series F preferred stock, $16,398 of which was the value of the Series D conversion	$66,398	$66,398
Discount attributable to fees and commissions	(3,254)	(3,254)
Discount attributable to initial and future warrants	(33,027)	(33,027)
Accreted PIK preferred stock	11,887	8,735
Extinguishment of discount	8,271	8,271
Effective dividend amortization of discount	13,775	10,215

	$64,050	$57,338

Greenlight Obligation

	As Restated
	Unaudited April 2, 2002	January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Greenlight obligation	$10,000	$10,000
Discount attributable to initial and future warrants	(4,316)	(4,316)
Extinguishment of discount	4,195	4,195
Effective interest amortization of discount	666	558

	$10,545	$10,437

Bridge Loan

	As Restated
	Unaudited April 2, 2002	January 1, 2002
	(amounts in thousands)
Original face value of Bridge Loan	$35,000	$35,000
Issuance discount from face value	(1,750)	(1,750)
Discount attributable to future warrants	(5,365)	(5,365)
Accreted PIK interest	4,196	2,627
Effective interest amortization of discount	5,473	3,838

	$37,554	$34,350

	As Restated
$140 Million Facility	Unaudited April 2, 2002	January 1, 2002
	(amounts in thousands)
Original face value of $140 million facility	$140,000	$140,000
Issuance discount from face value	(11,550)	(11,550)
Discount attributable to initial and future warrants	(17,312)	(17,312)
Effective interest amortization of discount	23,085	20,903

	$134,223	$132,041

        Outstanding warrants for the purchase of the Company's common stock that are exercisable for $0.01 per share are included in the computation of the loss per share—basic and diluted, in the Company's restated financial statements, in accordance with SFAS No. 128—earnings per share. These warrants were previously excluded from the loss per share computations.

        The following tables present the impact of the restatements as previously discussed on a condensed basis as of January 1, 2002 and April 2, 2002, and for the periods ended April 2, 2002 and April 1, 2001:

Condensed Balance Sheet
(amounts in thousands)

	January 1, 2002	January 1, 2002	April 2, 2002	April 2, 2002
Balance Sheet	As Previously Reported	As Restated	As Previously Reported	As Restated
Current Assets	$71,200	$67,739	$64,549	$57,012
Total Assets	305,858	283,256	293,919	266,668
Current Liabilities	91,442	217,711	90,561	217,704
Total Liabilities	232,181	252,961	232,282	262,686
Series F preferred stock	46,743	57,338	52,236	64,050
Common Stock	17	17	17	17
Additional Paid-In Capital	100,189	80,203	101,345	81,310
Accumulated Deficit	(73,272)	(107,263)	(91,961)	(141,395)
Total Stockholders' Equity (deficit)	26,934	(27,043)	9,401	(60,068)

Condensed Income Statement
(amounts in thousands, except per share data)

	For the Quarter Ended April 2, 2002		For the Quarter Ended April 1, 2001
Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Total revenues	$98,585	$97,647	$10,475	$10,061
Cost of sales	80,215	79,670	7,367	6,953
General and administrative expense	12,607	13,291	2,209	2,352
Depreciation and amortization	4,511	6,088	787	516
Provision for integration and reorganization costs	242	104	—	—
Income (loss) from operations	1,252	(1,506)	113	240
Interest expense, net	(13,586)	(12,331)	(444)	(933)
Cumulative change in the fair value of derivatives (expense)	—	(13,635)	—	18
Loss before income taxes	(12,334)	(27,420)	(91)	(434)
Net loss	(12,334)	(27,420)	(980)	(600)
Dividends and accretion on preferred stock	(6,355)	(6,712)	(3,317)	(10,756)
Net loss available to common stockholders	(18,689)	(34,132)	(4,297)	(11,356)
Net loss per common share (basic & diluted)	(1.07)	(0.45)	(0.27)	(0.35)

5.    Acquisitions

        On June 19, 2001, the Company purchased substantially all of the assets of Einstein. Einstein was the largest bagel bakery chain in the United States, with 463 stores, nearly all of which were company-operated. The Einstein Acquisition was made pursuant to an Asset Purchase Agreement, which was entered into by the Company as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001 in the Einstein bankruptcy case. The purchase price was $160,000,000 in cash and the assumption of certain liabilities, subject to adjustment to the extent that Assumed Current Liabilities (as defined in the Asset Purchase Agreement) exceed $30,000,000.

        In connection with the Einstein Acquisition, the Company incurred approximately $9,722,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting and accordingly the results of operations of the acquired company have been included in the statement of operations since the acquisition date. The aggregate purchase price of $163,337,000 has been allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

As Restated
(amounts in thousands)
Assets Acquired
Current assets, including cash of $1,846	$13,800
Plant property and equipment	98,107
Trademarks and intangible assets	97,784
Liabilities Assumed
Current liabilities	(34,223)
Long-term liabilities	(12,131)

Total Purchase Price	$163,337

        The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition, which was determined by an independent appraisal. Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $30,000,000 as of the acquisition date. The accompanying balance sheet as of April 2, 2002 reflects approximately $3,965,000 as due from the Einstein bankruptcy estate. This amount is based upon the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein bankruptcy estate through the date of these financial statements.

        The following unaudited pro forma consolidated statements of operations data for the quarter ended April 1, 2001, gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the pro forma period reported. The following unaudited pro forma consolidated results of operations gives effect to purchase accounting adjustments and the financings necessary to complete the acquisition. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the pro forma period reported, and may not be indicative of future operating results. Financial data for the 2002 periods presented are actual results.

	As Restated For the Quarter Ended
	(in thousands, except per share data) Unaudited
	Actual April 2, 2002	Pro forma April 1, 2001
Revenues	$97,647	$121,839

Net income (loss)	$(27,420)	$2,701

Net loss available to common stockholders	$(34,132)	$(22,018)

Loss per share—Basic and diluted	$(0.45)	$(0.29)

6.    Earnings Per Share

        In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share amounts ("basic EPS") are computed by dividing net earnings by the weighted average number of common shares outstanding (which include warrants exercisable for a nominal price of $0.01 per share) and exclude any potential dilution. Diluted earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution of the Company's common stock equivalents. Common stock equivalents are not reflected in diluted EPS if their effect would be anti-dilutive. The following table summarizes the weighted average shares used in the basic and diluted EPS computations:

	As Restated For the Quarter Ended
	April 2, 2002	April 1, 2001
Weighted average shares outstanding	17,481,394	15,896,836
Weighted average warrants exercisable for $0.01	58,436,801	16,196,328

	75,918,195	32,093,164

        All stock options and warrants outstanding (excluding those exercisable for $0.01) during the quarters ended April 2, 2002 and April 1, 2001 were excluded from the computation because of their anti-dilutive effect.

7.    Investment in Debt Securities

        Investments in debt securities are reported at fair value which is based upon management's estimate of the present value of amounts expected to be recovered from the Einstein Bankruptcy Estate for the Company's investment in Einstein debt securities. Unrealized gains and losses from those securities, which are classified as available-for-sale are reported as unrealized holding gains and losses as a separate component of stockholders' equity, unless a loss is deemed to be other than temporary. At April 2, 2002, the carrying amount of debt securities approximates their fair value and, accordingly, no unrealized gain or loss has been recorded.

8.    Recent Pronouncements

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

        The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess its goodwill impairment requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        The Company completed step one of both the transitional and annual impairment tests for its only reporting unit with goodwill and has completed the transitional and annual impairment tests on indefinite-lived intangibles. The Company engaged an independent valuation expert to perform these analyses. The transitional and annual impairment analyses of goodwill indicated that the fair value of the Manhattan Bagel Company reporting unit as of January 1, 2002 and December 31, 2002 exceeded its carrying value. Thus, the associated goodwill as of January 1, 2002 and December 31, 2002 was not impaired, and the second step of the impairment tests was not required. Additionally, the transitional and annual impairment analyses for the Company's indefinite-lived intangibles (trademarks) indicated that, in each instance, their respective fair values exceeded their carrying values as of January 1, 2002 and December 31, 2002.

        Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company.

        In 2002, goodwill and indefinite-lived trademarks are not amortized in accordance with SFAS 142 and other intangibles are being amortized on a straight-line basis consistent with the associated estimated future cash flows. The following consolidated statements of operations data for the quarters ended April 2, 2002 and April 1, 2001 reflects the adjustment to net loss, net loss available to common stockholders and basic earnings per share resulting from the implementation of SFAS 142.

	As Restated For the Quarter Ended Unaudited
	April 2, 2002		April 1, 2001
	(in thousands, except per share)
Reported Net Loss available to common stockholders		$(34,132)	$(11,356)
Add back: Goodwill amortization		—	71
Add back: Trademark amortization		—	137

Adjusted Net Loss		$(34,132)	$(11,148)

Basic and diluted net loss available to common stockholders per common share:
As reported		$(0.45)	$(0.35)
As adjusted	$	N/A	$(0.35)
	As Restated
	April 2, 2002 Unaudited	January 1, 2002
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks, net of amortization of $0 and $1,984	$70,746	$70,746
Amortizing intangibles (5 year lives):
Trade Secrets	5,385	5,385
Patents-manufacturing process	33,741	33,741

	39,126	39,126
Less accumulated amortization	(6,338)	(3,914)

Total amortizing intangibles	32,788	35,212

Total intangibles	$103,534	$105,958

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002, with early application encouraged. This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishments of Debt, and includes other modifications to existing statements, that are not applicable to the Company. SFAS 4 required the reporting of gains or losses associated with the extinguishments of debt be classified as an extraordinary item on the income statement. SFAS 145 rescinds that classification unless the extinguishment is deemed both unusual and infrequent in nature as defined in APB 30. The Company has adopted the provisions of SFAS 145, although there was no impact.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement requires a liability for a cost associated with an exit or disposal activity to be recognized at fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits requiring future employee service, which is to be recognized ratably over the remaining service period. The Company early-implemented SFAS No. 146 upon its issuance in fiscal 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. For entities that use the intrinsic value method of APB 25, to account for employee stock compensation, their accounting policies note should include a tabular presentation of pro forma net income and earnings per share using the fair value method. This statement also permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods—the prospective method, the modified prospective method, or the retroactive restatement method. The main provisions of this statement are effective for fiscal years ending after December 15, 2002. The Company currently has no intention to change to the fair value method to account for employee stock-based compensation; however, the disclosure provisions will be implemented within the Company's fiscal 2002 financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its financial statements.

9.    Accrued Expenses

        Accrued expenses consist of the following:

	As Restated
	April 2, 2002 Unaudited	January 1, 2002
	(amounts in thousands)
Accrued payroll and related bonuses	$8,927	$13,472
Accrued reorganization	2,820	2,936
Acquisition financing expenses	—	968
Accrued vendor contracts	4,195	2,714
Accrued taxes	2,560	2,100
Accrued interest	2,859	2,332
Accrued utilities	1,257	1,190
Gift certificates liability	1,220	1,224
Other	3,803	2,545

	$27,641	$29,481

10.    Contingencies

        The company is subject to claims and legal actions in the ordinary course of its business, including claims by its franchisees. The Company does not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on the Company's business, results of operations or financial condition.

        On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of the Company's former Chairman, R. Ramin Kamfar, and the termination for cause of its former Chief Financial Officer, Jerold Novack, and the delay in filing the Company's Form 10-K for 2001. The Company is cooperating fully with the investigation. The Company is also cooperating fully with a recent Department of Justice inquiry relating to these issues. Further, several of the Company's former and present officers and directors have requested that the Company advance reasonable legal expense on their respective behalf to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. The Company is fulfilling its obligations as required by applicable law and the Company's By-Laws.

        On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a purported class action complaint against Einstein in the Superior Court for the State of California, County of San Francisco. The plaintiffs allege that Noah's failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California and Business Profession Code Section 17200. As a result of subsequent communications regarding the circumstances under which the Company purchased Einstein out of bankruptcy, the plaintiffs filed a first amended complaint disclaiming back wages for the period prior to June 19, 2001. However, the first amended complaint added as defendants certain former directors and officers of Einstein. The first amended complaint also added a second cause of action seeking to invalidate releases obtained from Noah's assistant managers pursuant to the settlement of a Department of Labor investigation. The Company filed a demurrer to the first amended complaint, which the plaintiffs opposed. Subsequent to the filing of that demurrer, the Company procured a dismissal without prejudice of the claims brought against Paul Murphy, the only individual defendant the Company employed subsequent to its acquisition of Einstein. The plaintiffs subsequently stipulated to the severance of the claims against the Company and those against the remaining individual defendants. The stipulation provides that the plaintiffs will file separate second amended complaints against the Company and against the remaining individual defendants. As a result, the Company's demurrer will be taken off calendar. The Company will have thirty days from the date of the filing of the second amended complaint to refile the Company's demurrer.

        On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer, Secretary, and shareholder, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, our Chairman and Chief Executive Officer, and William J. Nimmo, a member of our Board of Directors. The complaint purports to state claims for breach of plaintiff's employment contract with the Company, breach of the Company's fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the Company's termination of plaintiff "for cause" was invalid. As a basis for his purported claims, plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement. Furthermore, plaintiff asserts that he was defamed by certain of defendants' public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act. The Company intends to vigorously oppose plaintiff's purported claims. The Company was served with the complaint on May 2, 2003 and have not yet answered or otherwise responded to it.

        In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan Bagel Company. This judgment represents amounts for corporate income taxes for the period from 1996 to 2000, and sales and use taxes for the period from 1995 to 1997. At that same time, the Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200, for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002. Manhattan Bagel Construction Company ceased operations in or about early 1997, and has existed since that time only as a non-operating entity with no assets. Therefore, the Company is currently working with the New Jersey Division of Taxation to have all tax assessments for the period after Manhattan Bagel Construction Company ceased operations removed, and that portion of the judgment deemed satisfied. With regard to taxes imposed for the period prior to early 1997, the Company believes those amounts are barred from being asserted against Manhattan Bagel Company, to the extent they otherwise could have been, because they were not asserted in Manhattan Bagel Company's November 1997 bankruptcy proceeding.

        On February 23, 2000, New World Coffee of Forest Hills, Inc., one of the Company's franchisees, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against the Company alleging fraudulent inducement and violations of New York General Business Law Article 33. The franchisee seeks damages in the amount of $750,000. The Company has asserted a counterclaim in the arbitration seeking amounts owed under the franchisee's franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000. An arbitrator has been selected and document exchange is complete. Hearings were scheduled for June 2002 but have been postponed by order of the arbitrator.

        On October 28, 2002, Sansim Patel, Inc., a subfranchisee of Manhattan Bagel Company, filed suit against Manhattan Bagel Company, the master franchisee, and others in Orange County (Orlando, Florida). The plaintiff alleges claims of civil conspiracy and unjust enrichment against Manhattan Bagel Company and seeks rescission of its franchise agreement with Manhattan Bagel Company. The plaintiff also seeks damages in an unspecified amount. In December 2002, the Company filed a motion to dismiss all of the claims asserted against the Company by the plaintiff, based in part on a general release the plaintiff had previously executed in favor of Manhattan Bagel Company. That motion remains pending with the Court. However, on March 18, 2003, default judgments were obtained against the other named defendants.

        On March 17, 2003, Jason and Andrew Gennusa, former employees of the Company and founders of Manhattan Bagel Company, filed suit against the Company in the Superior Court of New Jersey, Monmouth County. As the founders of Manhattan Bagel Company, the plaintiffs claim to be reproducing the "original formula" Manhattan Bagel dough, and selling it to franchisees at a competitive price. Their complaint seeks a judgment declaring that their production and sale of this bagel dough to franchisees does not violate various non-competition covenants and confidentiality agreements they previously entered into with the Company. Furthermore, the plaintiffs seek a declaration that the "original recipe" bagel dough they manufacture is not a trade secret of the Company, and that their manufacture and sale of the dough is not in violation of intellectual property law. The Company has not yet answered or otherwise responded to plaintiffs' complaint.

        On April 7, 2003, General Electric Capital Corp. filed an action in the Supreme Court for the State of New York, County of New York, against the Company and its franchisee, captioned General Electric Captial Corp. v. New World Coffee/Manhattan Bagels, Inc. et al. In its complaint, plaintiff asserts that it entered into certain equipment lease agreements with the Company on April 18, 2001, and with the franchisee on February 26, 2001, upon which the Company and its franchisee subsequently defaulted. As a result of those alleged defaults, plaintiff purports to state claims against defendants for breach of contract, conversion, unjust enrichment, foreclosure of security interest, and replevin, and demands damages from defendants, jointly and severally, in the total specified amount of $118,555.49, plus late charges, taxes, interest, costs and attorneys' fees. The Company has not yet answered or otherwise responded to plaintiff's complaint.

        On December 28, 2001, Robert Higgs, one of the Company's franchisees, filed a complaint against the Company and its officers and agents in New Jersey (Superior Court of New Jersey, Case No. OCN-L-2153-99) alleging breach of contract, breach of fiduciary duties and tortuous interference with contract and business opportunities. The complaint was subsequently withdrawn by the franchisee without prejudice. In February 2002, the franchisee filed a new complaint against the Company and its officers and agents alleging breach of contract, breach of fiduciary duties, tortuous interference with contract and business opportunities, and violations of New Jersey's franchise law. The franchisee seeks damages in an unspecified amount, punitive damages, costs and attorneys' fees. The Company moved to dismiss all of the claims in the new complaint. The court dismissed the breach of fiduciary duty claims and one of the breach of contract claims. Discovery requests have been served by the Company.

        Given the early stage of these matters, the Company cannot predict their outcome, and the Company cannot assure you that it will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on the Company's business, prospects and financial condition.

        Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., holders of the Company's Series F Preferred stock, had notified the Company that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the Company's stock. Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim. Special Situations alleged various contractual and tort claims against the Company, as well as Ramin Kamfar, the former Chairman of the Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight, another holder of the Company's Series F preferred stock. Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock. Prior to responding to Special Situations' complaint, the Company and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which the Company agreed to settle Special Situations' claims against the Company and its present and former officers, directors, agents and other representatives, and Special Situations agreed to release those entities and individuals, in exchange for the Company's payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

        On February 28, 2003, the Company's former insurance broker of record filed suit in Superior Court of the State of California, County of Orange, against the Company and its subsidiaries, alleging wrongful termination of the Company's brokerage contract with plaintiff, Pension & Benefit Insurance Services, Inc. ("PBIS"), which deprived PBIS of brokerage commissions. PBIS's complaint asserts claims for breach of contract, reasonable value of services, intentional interference with prospective advantage and negligent interference with prospective advantages. Plaintiff seeks $500,000 in consequential damages and $20 million in punitive damages. Prior to responding to PBIS's complaint, the Company entered into a settlement agreement with PBIS on April 2, 2003. As consideration for PBIS's agreement to settle and dismiss this matter, we agreed to list PBIS as the Company's insurance broker of record until at least the end of 2003. A Request for Dismissal of the suit was filed by PBIS with the Superior Court of the State of California, County of Orange on April 9, 2003.

11.    Fixed Fee Distribution Agreement

        The Company maintained a fixed fee distribution agreement with a national distribution company (distributor) whereby the distributor supplied substantially all products for resale in the Company's company-operated restaurant locations. In addition, the Company maintained a separate fixed fee distribution agreement with the distributor for delivery of certain proprietary products to its franchised locations. Effective February 20, 2002, the Company entered into Mutual Termination Agreements with the distributor which provided for the termination of each of the fixed fee distribution agreements effective August 2, 2002. Pursuant to the restated agreement, the distributor was required to provide distribution services to all locations through August 2, 2002, which date was extended until December 2002. As a part of the agreement, the Company was required to pay the distributor $12,000,000, representing a portion of the unamortized $5,000,000 investment made by the distributor at the inception of the original agreement and a reduced amount of outstanding trade payables and other previously accrued charges. The Company recorded a reduction to general and administrative expense of $2,750,000 in the quarter ended December 31, 2002 as the carrying amount of the associated liabilities, at the time the agreement concluded in December 2002, exceeded the payments made under this agreement.

        As of November 2002, the Company had replaced the national distributor with six regional custom distributors to its Company-operated and franchised locations.

12.    Revolving Line of Credit

        On January 18, 2002, the Company entered into a Loan and Security Agreement (the "loan agreement") with a lender which provided for a $7,500,000 Revolving Loan Facility (the "facility"). The revolving loan facility was secured by substantially all of the assets of the Company. The underlying loan agreement provided for periodic borrowings based upon availability as calculated pursuant to the loan agreement. In addition, the loan agreement required the Company to meet certain financial covenants and placed restrictions on the Company's ability to obtain additional borrowings and to enter into certain capital transactions. The Company did not use or draw funds under the facility. Nevertheless, on March 25, 2002, the lender notified the Company that the Company was in default under certain terms and conditions of the loan agreement. As the result of these defaults, the Company was unable to obtain advances under the revolving loan facility. On May 30, 2002, the Company paid the lender $175,000 in full satisfaction of amounts due under the loan agreement.

        On May 30, 2002, the Company entered into a Loan and Security Agreement with one of the Company's principal stockholders, which provides for a $7,500,000 revolving loan facility. The facility is secured by substantially all of the Company's assets. At the time the Company entered into this facility, the Company terminated its prior revolving loan facility. Borrowings under the facility bore interest at the rate of 11% per annum until February 2003. The facility originally expired on March 31, 2003. In February of 2003, the Company extended the maturity of the revolving loan facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13%.

13.    Derivative Instruments

        Effective January 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, the Company issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or "non-occurrence") of certain contingent future events ("contingently-issuable warrants"). The Company determined that certain of these freestanding warrants, for a period of time in 2001, and contingently-issuable warrants could not be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and accordingly have classified those warrants as a liability in the balance sheet. Further, those warrants classified as a liability are subject to the provisions of SFAS 133, including the requirement to adjust the recorded amount of the warrants to fair value at each balance sheet date, with changes in fair value being recognized in earnings.

        Issued $0.01 warrants classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying common stock. As of April 2, 2002 and January 1, 2002, there were no issued warrants classified as liabilities. Contingently-issuable $0.01 warrants classified as liabilities are also recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance, the Company's assessments of the probability of refinancing its debt, and other pertinent factors. Changes in the fair value of derivative liabilities are recorded within the statement of operations. If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification the liability is adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value, with the change recorded in additional paid-in-capital.

        The Company's 2001 restated financial statements reflect the Company's systematic evaluation of the maximum potential issuance of shares possible at each time an instrument with associated warrants is issued (taking into consideration the terms of existing contractual agreements) as compared to the number of authorized shares of Common Stock at the dates of issuance of each instrument. The maximum number of authorized shares of Common Stock was 50,000,000 in 2000 and from January 1, 2001 to September 25, 2001. Pursuant to a vote held at a special meeting of the Company's shareholders on September 20, 2001, the maximum number of authorized shares of Common Stock was increased, effective September 26, 2001, to 150,000,000 shares. On June 19, 2001, the issued freestanding warrants exceeded the authorized number of shares and, accordingly, some of the warrants issued on that date were classified as liabilities, in accordance with the method described below, until the increase in authorized shares was approved in September 2001, at which time such issued, freestanding warrants were reclassified as permanent equity. In June 2001, certain of the Series F preferred stock holders agreed not to exercise their warrants if, in doing so, the authorized number of shares remaining after exercise by the holders of the Series F preferred stock was not sufficient to permit warrants associated with the $140 Million Facility to be exercised. To the extent that the number of freestanding warrants and the maximum number of additional warrants that could potentially be issued in the future exceed the maximum number of authorized shares (the "Share Cap") at the time the debt or preferred stock instrument is issued, the Company determines the classification of, and accounting for, the freestanding and additional warrants as follows: (1) freestanding warrants (those that are immediately exercisable) are considered first for equity treatment, to the extent of the maximum number of authorized shares; (2) among various outstanding instruments, those with the earlier issuance dates are considered first for equity treatment; and (3) contractual priorities are considered where applicable.

14.    Additional Paid-In Capital

        Additional paid-in capital increased from $80.2 million as of January 1, 2002, to $81.3 million as of April 2, 2002 due to the issuance of additional warrants under the terms of the Series F preferred stock and the $140 Million Facility agreements, that had previously been classified as derivative liabilities in accordance with the policy outlined in Note 13.

15.    Reorganization and Integration

        During the quarter ended July 3, 2001, the Company implemented a plan to consolidate the two dough manufacturing facilities on the West Coast, eliminate duplicative labor lines of assembly, and terminate certain lease obligations inclusive of several company-operated locations. When initiated the restructuring plan was expected to take approximately one year to complete. The Company recorded a $4.4 million charge associated with this restructuring plan. Approximately $1.0 million of this charge represented a write-off of the equipment and leasehold improvements no longer usable by the Company.

        The following table displays the 2002 activity and balances of the restructuring accrual account.

2001 Restructuring Accrual

2002 Activity As Restated Quarter Ended April 2, 2002
Balance at Beginning of Period	Application of Cost Against Accrual	Net Accrual Adjustments	Balance at End of Period
$2,936	$(220)	$104	$2,820

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q/A under Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the Company's financial condition and business. The words estimate, plan, intend, believe, expect and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties and other factors, which could cause the Company's actual results, performance and achievements to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: success of the integration of New World and acquired businesses; success of cost-saving strategies; competition; success of operating, franchising and licensing initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q/A or in the Company's Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States. With 747 locations in 32 states, the Company operates and licenses locations primarily under the Einstein Bros. and Noah's brand names and franchise locations primarily under the Manhattan and Chesapeake brand names. The Company's locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offer a cafe experience with a neighborhood emphasis. As of December 31, 2002, the Company's retail system consisted of 460 company-operated locations and 261 franchised and 26 licensed locations. The Company also operates dough production and coffee roasting facilities.

        On June 19, 2001, the Company purchased (the "Einstein Acquisition") substantially all of the assets of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, "Einstein"). Einstein was the largest bagel bakery chain in the United States, with 458 stores, nearly all of which were company-operated. The Einstein Acquisition was made pursuant to an asset purchase agreement entered into by us as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001, in the Einstein bankruptcy case. The purchase price was $160 million in cash plus the assumption of certain liabilities, subject to adjustment in the event that Assumed Current Liabilities (as defined under the asset purchase agreement) exceed $30 million. The acquisition was accounted for using the purchase method of accounting.

        In January and March 2001, the Company issued Series F preferred stock and warrants to purchase its Common Stock and equity in a newly formed affiliate, Greenlight New World, L.L.C. ("GNW"). The aggregate net proceeds of those financings of approximately $23.7 million were used to purchase Einstein bonds and pay related costs. In June 2001, the Company issued additional Series F preferred stock and warrants to purchase its Common Stock for aggregate net proceeds of $22.7 million, which were used to fund a portion of the purchase price of the Einstein Acquisition. In January 2001 the Company entered into a Bond Purchase Agreement with Greenlight Capital, L.P., Greenlight Qualified Capital, L.P. and Greenlight Capital Offshore, Ltd. (collectively, "Greenlight"). Pursuant to the agreement, Greenlight formed a limited liability company and contributed $10.0 million to be utilized for the purchase of Einstein bonds. The Company consolidated the limited liability company as debt given the terms of the agreement. In June 2001, the Company issued $140 million of Senior Increasing Rate Notes due 2003 (the "$140 Million Facility") and warrants to purchase its Common Stock. The net proceeds of approximately $122.4 million were used to fund a portion of the purchase price of the Einstein Acquisition, to repay then-outstanding bank debt and for general working capital purposes. Also in June 2001, the Company obtained a $35 million asset-backed loan to a non-restricted subsidiary, New World EnbcDeb Corp., for net proceeds of $32.2 million, which were used to fund a portion of the purchase price of the Einstein Acquisition.

        As a result of the Einstein Acquisition and the related financing transactions, management believes that period-to-period comparisons of the Company's operating results are not necessarily indicative of, and should not be relied upon as an indication of, future performance.

        Unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and former employees. A portion of those payments (approximately $1.0 million) was made in the third quarter of the Company's fiscal year ended January 1, 2002 and the balance (approximately $2.5 million) in the first quarter ended April 2, 2002. All of these payments were originally recorded in the Company's financial statements in the second and third quarters of fiscal 2001 as part of the acquisition costs associated with the Einstein Acquisition and as a restructuring charge. The Company has revised the results for those quarters so as to reverse that treatment. The aggregate of such payments (including $1.0 million in the third quarter of fiscal 2001 and $2.5 million in Q1 2002) has been recorded as general and administrative expense. An aggregate of $2.5 million of such payments was offset against payments to be made in connection with the separation of certain officers and employees from the Company. With respect to that portion of the unauthorized payments that has not been repaid or offset plus certain other unauthorized payments that have not been recovered of $0.2 million, or an aggregate of $1.2 million, the Company has recorded a receivable from the former officer. Based on its evaluation of the collectibility of this amount, the Company has recorded an allowance for uncollectible receivable.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.

        The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

Revenue Recognition

        Manufacturing revenues are recognized upon shipment to customers. Retail sales are recognized when payment is tendered at the point of sale. Pursuant to the franchise agreements, franchisees are generally required to pay an initial franchise fee and a monthly royalty payment equal to a percentage of the franchisees' gross sales. Initial franchise fees are recognized as revenue when the Company performs substantially all of its initial services as required by the franchise agreement. Royalty fees from franchisees are accrued each month pursuant to the franchise agreements. Royalty income and initial franchise fees are included in franchise revenues.

Accounts Receivable

        The majority of the Company's accounts receivable are due from the Company's franchisees. Accounts receivable are due within 15 to 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Deferred Tax Assets

        The Company has recorded a valuation allowance to reduce its deferred tax assets related to net operating loss carryforwards. The Company limited the amount of tax benefits recognizable based on an evaluation of the benefits that are expected to be ultimately realized. An adjustment to income could be required if the Company determined it could realize these deferred tax assets in excess of the net recorded amount.

Investment in Debt Securities

        Investment in debt securities includes 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp., which are classified as available for sale securities, and are recorded at fair value. Fair value is based on most recent quoted market prices or, beginning in 2001 due to developments in the bankruptcy auction pursuant to Section 363 of the U.S. Bankruptcy Code of Einstein/Noah Bagel Corp., the estimated value of such debt securities realizable from the proceeds of the bankruptcy estate of Einstein/Noah Bagel Corp.

Goodwill, Trademarks and Other Intangibles

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assts, effective January 2, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess its goodwill impairment requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        In conducting its impairment analyses, the Company utilized independent valuation experts to perform the analyses and tests of the Company's indefinite lived assets with respect to its reporting units. The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates growth projections and other assumptions of future business conditions. The assumptions employed were based on management's judgment using internal and external data. The Company also utilized independent valuation experts to assist it in determining useful lives for its intangibles other than goodwill including the assessment that its Einstein trademark has an indefinite useful life. Its determination that this trademark, as well as its other trademarks have indefinite useful lives, is based on the fact that there are no legal, regulatory, competitive or other factors, which limit their useful lives.

        The transitional and annual impairment analyses of goodwill conducted by us indicated that the fair value of the Manhattan Bagel Company reporting unit (the only reporting unit with goodwill) as of December 31, 2002 and January 1, 2002 exceeded its carrying value. Thus, the associated goodwill on the Company's consolidated balance sheets as of December 31, 2002 and January 1, 2002 was not impaired, and the second step of the impairment tests was not required. Additionally, the transitional and annual impairment analyses for the Company's indefinite-lived intangibles (trademarks) indicated that, in each instance, their respective fair values exceeded their carrying values as of December 31, 2002 and January 1, 2002.

Derivative Instruments

        See Note 13—Derivative Instruments

Interest and Dividends

        Interest expense and dividends on the $140 Million Facility and Series F preferred stock, respectively, is determined, in part, by assumptions related to expected maturity of such instruments. These assumptions are reviewed and adjusted as the Company's circumstances change.

Fiscal Quarter Ended April 2, 2002 Compared to Fiscal Quarter Ended April 1, 2001

Revenues

        Total revenues increased to $97.6 million for the fiscal quarter ended April 2, 2002 from $10.1 million for the comparable 2001 period. The increase in revenues was attributable to additional revenues from the Einstein Bros. and Noah's brands acquired in June 2001. Retail sales increased to $90.2 million or 92.4% of total revenues for the fiscal quarter ended April 2, 2002 from $3.7 million or 36.5% of total revenues for the comparable 2001 period. The increase was attributable to the addition of 457 company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues increased to $6.1 million or 6.3% of total revenues for the fiscal quarter ended April 2, 2002 from $4.7 million or 47.1% of total revenues for the comparable 2001 period. The increase in manufacturing revenues results from the inclusion of manufacturing revenues associated with manufacturing facilities acquired as the result of the Einstein Acquisition in June 2001 offset by a decrease resulting from a lower franchise store base in comparison to prior year. Franchise related revenues decreased 19.9% to $1.3 million or 1.4% of total revenues for the fiscal quarter ended April 2, 2002 from $1.7 million or 16.4% of total revenues for the comparable 2001 period. The decrease in franchise related revenues reflects a lower average franchise store base in the 2002 period.

Costs and Expenses

        Cost of sales as a percentage of related retail and manufacturing sales remained constant at 82.7% for the fiscal quarter ended April 2, 2002 and was 82.6% for the quarter ended April 1, 2001.

        General and administrative expenses increased to $13.3 million or 13.6% of total revenues for the fiscal quarter ended April 2, 2002 from $2.4 million or 23.4% of revenue for the comparable 2001 period. The increase is attributable to additional general and administrative costs resulting from the Einstein acquisition. In addition, general and administrative expenses for the fiscal quarter ended April 2, 2002 include approximately $2.6 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to former officers and employees of the Company. Such unauthorized bonuses were offset against payments to be made in connection with the separation of certain officers and employees of the Company. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the Company's voluntary internal investigation of the unauthorized bonus payments.

        Depreciation and amortization expenses increased to $6.1 million or 6.2% of total revenues for the fiscal quarter ended April 2, 2002 from $0.5 million or 5.1% of total revenues for the comparable 2001 period. The increase was primarily attributable to depreciation on assets acquired in the Einstein acquisition partially offset by the implementation of SFAS 142 whereby goodwill and other intangibles with indefinite lives are no longer required to be amortized.

        Interest expense, net for the fiscal quarter ended April 2, 2002 increased to $12.3 million from $0.9 million for the comparable 2001 period. The increase was primarily the result of interest and related costs incurred on debt utilized to finance the Einstein Acquisition.

        The cumulative change in the fair value of derivatives was $13.6 million for the quarter ended April 2, 2002. The expense represents the increase in the fair value of warrants classified as a derivative liability based on the underlying fair value of common stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.

        Provision for income taxes was $0 for the fiscal quarter ended April 2, 2002 compared to $0.2 million for the comparable 2001 period. The 2002 provision reflects the Company's current tax position and management's assessment of the potential future realization of deferred tax assets.

        Net loss for the fiscal quarter ended April 2, 2002 was $27.4 million compared to a net loss of $0.6 million for the comparable 2001 period. The increase in net loss is primarily the result of the cumulative change in the fair value of derivatives, as discussed above, interest expense incurred in the fiscal quarter 2002 relating to debt incurred to finance the Einstein Acquisition as well as the increase in general and administrative expenses.

Supplemental Unaudited Analysis of the Fiscal Quarter Ended April 2, 2002 to the Pro Forma Fiscal Quarter Ended April 1, 2001

        The following unaudited pro forma financial data for the fiscal quarter ended April 1, 2001 gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the period reported. All of the following unaudited pro forma financial data gives effect to purchase accounting adjustments necessary to reflect the Einstein Acquisition. These pro forma results have been prepared for the purpose of supplementary analysis only in order to assist in the evaluation of changes and trends in the Company's business and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the period reported, and may not be indicative of future operating results. Financial data for the fiscal quarter ended April 2, 2002 are actual results.

	As Restated
	Actual April 2, 2002	Pro forma April 1, 2001
	(amounts in thousands)
Statements of Operations Data:
Retail Sales	$90,183	$113,843
Manufacturing Revenue	6,140	6,343
Franchise Related Revenues	1,324	1,653

Total Revenues	$97,647	$121,839

Cost of Sales	79,670	101,335
General and administrative expense	13,291	12,129
Days in fiscal period
Einstein	91	112
New World	91	91

Revenues

        Total revenues declined 19.9% to $97.6 million for the quarter ended April 2, 2002 from pro forma total revenues of $121.8 million in the fiscal 2001 period. The decline is primarily attributable to the differences in the fiscal calendar as presented above.

Cost of Sales

        Cost of sales expressed as a percentage of the related retail and manufacturing sales decreased to 82.7% for the quarter ended April 2, 2002 from pro forma cost of sales of 84.3% for the 2001 period. The decrease is the result of management's decision to close under-performing company-operated stores.

General and Administrative Expenses

        General and administrative expenses increased 9.6% to $13.3 million for the quarter ended April 2, 2002 compared to pro forma general and administrative expenses of $12.1 million for the fiscal 2001 period. General and administrative expenses for the quarter ended April 2, 2002 include charges of approximately $2.6 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to certain former officers and employees. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the voluntary internal investigation of the unauthorized bonus payments.

Liquidity and Capital Resources

        At April 2, 2002, the Company had a working capital deficit of $160.7 million compared to a working capital deficit at January 1, 2002 of $150.0 million. The working capital deficit is due primarily to the classification of the $140 Million Facility as a current liability. The $140 Million Facility matures on June 15, 2003. The Indenture to the $140 Million Facility contains certain restrictive covenants, including certain financial covenants that are required to be measured on an annual basis, such as minimum consolidated cash flow and capital expenditures, each defined in the Indenture. The Company has violated certain of these covenants, which could trigger an event of default if the Company was to receive a written notice of default from the trustee or holders that was not cured in 30 days. Although no notice of default has been received, the amounts outstanding under the $140 Million Facility have been classified as current for all periods presented. The Company has not obtained waivers from the trustee or holders.

        The increase in the working capital deficit of $10.7 million is primarily due to a change in payment terms for a major vendor and collateralization of bonds.

        The Company had net cash used in operating activities of $11.0 million for the fiscal quarter ended April 2, 2002 compared with net cash used in operating activities of $1.4 million for the fiscal quarter ended April 1, 2001. The increase in cash used in operating activities was attributable to the impact of the Einstein Acquisition as well as changes in operating assets and liabilities, specifically due to the acceleration of payments related to the termination of the distribution agreement, the expense related to the unauthorized bonuses and the internal investigation as well as an increase in prepaid expenses related to new insurance policies.

        The Company had net cash provided by investing activities of $0.7 million for the fiscal quarter ended April 2, 2002 compared with net cash used in investing activities of $26.5 million for the fiscal quarter ended April 1, 2001. During 2001, cash used in investing activities was attributable to the Company's investment in debt securities.

        The Company had $0.3 million net cash used in financing activities for the fiscal quarter ended April 2, 2002 compared with net cash provided by financing activities of $29.8 million for the fiscal quarter ended April 1, 2001. During 2001, cash provided by financing activities relates to the issuance of Series F Preferred Stock and proceeds from the issuance of the Greenlight Obligation.

        On May 30, 2002, the Company entered into a Loan and Security Agreement with BET Associates, L.P. ("BET"), one of the Company's principal stockholders, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of the Company's assets. Borrowings under the facility bear interest at the rate of 11% per annum. The facility was to expire on March 31, 2003. In February 2003, the Company and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13% per annum. BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003. At the time that the Company entered into this facility, the prior revolving loan facility with Foothill Capital was terminated.

        On June 19, 2001, the Company consummated a private placement of 140,000 units consisting of $140 million of Senior Increasing Rate Notes due 2003 with detachable warrants for the purchase of 13.7 million shares of the Company's Common Stock, exercisable at $0.01 per share. The proceeds, net of discount and related offering expenses, were $122.4 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition, to repay the Company's then-existing bank debt and for general working capital purposes. The $140 Million Facility initially bore interest at 13.00% per annum increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum of 18.00%. In addition, since the Company has not completed a registered exchange offer for the $140 Million Facility, the Company began paying additional interest on the $140 Million Facility on November 17, 2001 at the rate of 0.25% per annum increasing by 0.25% each 90 days that such default continues up to a maximum rate of additional interest of 1% per annum.

        On June 19, 2001, the Company obtained a $35 million asset-backed secured loan to its wholly owned non-restricted subsidiary, New World EnbcDeb Corp. ("EnbcDeb Corp."). The proceeds, net of discount and related offering expenses, were $32.2 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the "EnbcDeb Notes"), is secured by Einstein bonds owned by EnbcDeb Corp. The EnbcDeb Notes matured on June 15, 2002. Because EnbcDeb Corp. is a non-restricted subsidiary, a default on the EnbcDeb Notes does not result in a default under the Notes or the Company's revolving loan facility. Interest on the EnbcDeb Notes initially accrues at the rate of 14% per annum, increasing by 0.35% on the fifteenth day of each month following issuance, plus 2% per annum penalty on overdue amounts. As previously mentioned, since the EnbcDeb Notes matured on June 15, 2002, the additional 2% penalty is effective as a result of the default. Interest is payable on the fifteenth day of every month and may be paid in kind at the Company's option. As of April 2, 2002, the EnbcDeb Notes had a carrying value of $37.6 million. The Company must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes. To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will have the option to require the Company to issue them preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 5% of its fully diluted Common Stock. If the amount of the deficiency is $5.0 million or greater, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 10% of its fully diluted Common Stock. The Company has classified these contingently issued warrants as a derivative liability within its consolidated balance sheet.

        On January 17, 2001, the Company entered into a Bond Purchase Agreement with Greenlight. Pursuant to the agreement, Greenlight Capital formed a limited liability company, GNW, and contributed $10 million to GNW to purchase Einstein bonds. The Company is the exclusive manager of GNW. The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, the Company issued Greenlight warrants to purchase an aggregate of 4,242,056 shares of its Common Stock at $0.01 per share. On June 19, 2001, GNW, Greenlight, and the Company entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes. The Company is required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes. To the extent that there are any excess proceeds, the Company is required to pay them to Greenlight. If Greenlight does not receive a return equal to its Guaranteed Return, the Company is obligated to issue Greenlight Series F preferred stock with a face amount equal to the deficiency and warrant coverage equal to 1.125% of its fully diluted Common Stock for each $1 million of deficiency. The Company has classified these contingently issuable warrants as a derivative liability within its consolidated balance sheet.

        The Company plans to satisfy its capital requirements for the balance of fiscal 2002 through cash flow from operations and borrowings under its revolving loan facility. However, the $140 Million Facility and the revolving loan facility mature in June 2003. The Company has engaged an investment bank to assist in developing alternatives to rationalize its capital structure. The Company is actively pursuing options to effect the refinancing of the $140 Million Facility on or before its maturity.

Seasonality and General Economic Trends

        The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, management believes based on industry experience that the Company would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by the Company of existing stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings. Although few, if any, of the Company's employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for its employees, which would increase its labor costs and those of the Company's franchisees and licensees.

Risk Factors

        Risk Factors Relating to the Company's Financial Condition

        The Company has $140 Million Aggregate Principal Amount of Notes Outstanding that Mature on June 15, 2003, and the Company Must Raise Additional Capital to Refinance these Notes and for Other General Corporate Purposes.

        The company must raise significant additional capital before June 15, 2003 to refinance the $140 Million Facility and for other general corporate purposes. The Company cannot assure you that it will be able to raise such capital on satisfactory terms and conditions, if at all. In addition, the existing revolving loan facility expires on June 1, 2003. The Company intends to pursue refinancing the $140 Million Facility and replacing the revolving loan facility through the issuance of debt or equity or a combination thereof and obtaining additional bank financing, but the Company currently has no commitments with respect to any refinancing. Even if the Company refinances its current indebtedness, the Company may seek additional financing in the future to expand our business. If the Company is unable to obtain sufficient financing on satisfactory terms and conditions, the Company may not be able to expand its business. The Company's ability to obtain additional financing will depend upon a number of factors, many of which are beyond its control. For example, the Company may not be able to obtain additional financing because it already has substantial debt and because the Company may not have sufficient cash flow to service or repay its existing or additional debt. In addition, any additional equity financing may not be available on satisfactory terms or at all. As of April 30, 2003, the Company had outstanding warrants to purchase 54,723,480 shares of its Common Stock, which may adversely affect the Company's ability to raise additional equity financing in the future.

        The Company has and expects to continue to have a substantial amount of debt.

        The Company has a high level of debt and is highly leveraged. In addition, the Company may, subject to certain restrictions, incur substantial additional indebtedness in the future. The Company's high level of debt could:

  •
  make it difficult for the Company to satisfy its obligations under its indebtedness;

  •
  limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

  •
  increase the Company's vulnerability to downturns in its business or the economy generally;

  •
  limit the Company's ability to withstand competitive pressures from its less leveraged competitors; and

  •
  harm the Company if it fails to comply with the covenants in the instruments and agreements governing its indebtedness, because a failure could result in an event of default that, if not cured or waived, could result in all of the Company's indebtedness becoming immediately due and payable, which could render the Company insolvent.

        The Company may not be able to generate sufficient cash flow to make payments under its indebtedness due to events that are beyond the Company's control.

        Economic, financial, competitive, legislative and other factors beyond the Company's control may affect its ability to generate cash flow from operations to make payments on its indebtedness and to fund necessary working capital. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If the Company is unable to generate sufficient cash flow to make payments on its debt, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing its debt, selling assets or raising equity. The Company cannot assure you that any of these alternatives could be accomplished on satisfactory terms, if at all, or that they would yield sufficient funds to service the Company's debt.

        Risk Factors Relating to the Company's Business

        The Company faces potential regulatory sanctions and civil and criminal penalties and claims for monetary damages and other relief.

        The Securities and Exchange Commission has initiated an investigation relating to the reasons for the Company's delay in filing its Form 10-K for fiscal 2001 and the resignation of the Company's former Chairman, R. Ramin Kamfar, and the termination for cause of its former Chief Financial Officer, Jerold E. Novack. The Company is cooperating fully with the Commission's investigation. The Company is also cooperating fully with a Department of Justice inquiry relating to the above-referenced issues. Given the early stage of these matters, the Company cannot predict their outcome, and it cannot assure you that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on its business, prospects and financial condition.

        The Company is vulnerable to fluctuations in the cost, availability and quality of its ingredients.

        The cost, availability and quality of the ingredients the Company uses to prepare its food is subject to a range of factors, many of which are beyond the Company's control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of the Company's ingredients. The Company has no control over fluctuations in the price of commodities, and no assurance can be given that the Company will be able to pass through any cost increases to its customers. The Company is dependent on frequent deliveries of fresh ingredients, thereby subjecting the Company to the risk of shortages or interruptions in supply. All of these factors could adversely affect the Company's business and financial results.

        The Company heavily depends on our suppliers and distributors.

        The Company currently purchases our raw materials from various suppliers. Though to date the Company has not experienced any difficulties with its suppliers, the Company's reliance on its suppliers subjects the Company to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply of or degradation in the quality of the raw materials provided by the Company's suppliers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on the Company's efforts to develop a strong brand identity and a loyal consumer base.

        The Company depends on its distributors to distribute frozen dough and other materials to the Company's locations. The Company recently replaced a single national distributor with six regional custom distributors. If any one or more of such distributors fails to perform as anticipated, or if there is any disruption in any of the Company's distribution relationships for any reason, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company faces the risk of increasing labor costs that could adversely affect the Company's continued profitability.

        The Company is dependent upon an available labor pool of unskilled employees, many of whom are hourly employees whose wages may be impacted by an increase in the federal or state minimum wage. Numerous proposals have been made on state and federal levels to increase minimum wage levels. Although few, if any, of the Company's employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for the Company's employees, which would increase its labor costs and those of the Company's franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. An increase in labor costs could have a material adverse effect on the Company's income from operations and decrease the Company's profitability and cash available to service its debt obligations if the Company is unable to recover these increases by raising the prices the Company charges its consumers.

        The Company is vulnerable to changes in consumer preferences and economic conditions that could harm its financial results.

        Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and the Company's locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm the Company's business, prospects, financial condition, operating results or cash flow. The Company's continued

success will depend in part on its ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

        There is intense competition in the restaurant industry.

        The Company's industry is intensely competitive and there are many well established competitors with substantially greater financial and other resources. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against the Company. In addition, in virtually every major metropolitan area in which the Company operates or expect to enter, local or regional competitors already exist.

        The Company faces the risk of adverse publicity and litigation in connection with its operations.

        The Company is from time to time the subject of complaints or litigation from its consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect the Company, regardless of whether the allegations are valid or whether the Company is liable. In addition, employee claims against the Company based on, among other things, discrimination, harassment or wrongful termination may divert the Company's financial and management resources that would otherwise be used to benefit the future performance of the Company's operations. The Company has been subject to claims from time to time, and although these claims have not historically had a material impact on the Company's operations, a significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect the Company's business, prospects, financial condition, operating results or cash flows.

        The Company relies in part on its franchisees.

        The Company relies in part on its franchisees and the manner in which they operate their locations to develop and promote the Company's business. Although the Company has developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on the Company, its reputation, its brands and the company's ability to attract prospective franchisees.

        The Company faces risks associated with government regulation.

        Each of the Company's locations is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which they are located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on the Company and the results of our operations.

        In addition, the Company's franchise operations are subject to regulation by the Federal Trade Commission. The Company's franchisees and the Company must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to the Company's business. The failure to comply with federal, state and local rules and regulations would have an adverse effect on the Company's franchisees and the Company.

        Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although the Company is not aware of any environmental conditions that require remediation by the Company under federal, state or local law at the Company's properties, the Company has not conducted a comprehensive environmental review of its properties or operations and no assurance can be given that the Company has identified all of the potential environmental liabilities at its properties or that such liabilities would not have a material adverse effect on the Company's financial condition.

        The Company may not be able to protect its trademarks and other proprietary rights.

        The Company believes that its trademarks and other proprietary rights are important to its success and the Company's competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks and proprietary rights. However, the actions taken by the Company may be inadequate to prevent imitation of the Company's products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company. In addition, others may assert rights in the Company's trademarks and other proprietary rights.

        The holders of our Series F Preferred Stock control the Company.

        Halpern Denny III, L.P., one of the holders of Series F preferred stock, currently beneficially owns 50.1% of the Company's Common Stock. The other holders of the Company's Series F preferred stock currently beneficially own an aggregate of an additional 39.5% of the Company's Common Stock. In addition, because the Series F preferred stock has remained outstanding for more than one year, the holders of Series F preferred stock are entitled to receive additional warrants. In addition, the holders of Series F preferred stock currently have the right to designate up to four members of the Company's Board of Directors and, in the event that any dividends on the Series F preferred stock are in arrears, or if the Series F preferred stock is not redeemed in accordance with its terms, the holders of the Series F preferred stock will be entitled to designate at least 50% of the members of the Company's Board of Directors. Pursuant to applicable law, we have been unable to pay the Series F preferred stock dividends that were due to them on June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003. Such dividends are being accrued. This concentration of voting power could allow Halpern Denny and/or the other holders of the Series F preferred stock to direct the Company's affairs, and may also have the effect of delaying or preventing a change of control.

PART II—OTHER INFORMATION
NEW WORLD RESTAURANT GROUP, INC.
APRIL 1, 2002

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable

Item 3. Defaults upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable

Item 5. Other Information.

        Not applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  99.1
  Certification of Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respect to the Company's quarterly report on Form 10-Q/A for the quarter ended April 2, 2002.

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

    On February 4, 2002, the Company filed a Form 8-K and related press release announcing that comparable store sales for its company-owned units increased 2.2% over prior year levels for the 4th quarter ended January 1, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
Date: May 14, 2003	By:	/s/ ANTHONY D. WEDO Anthony D. Wedo Chairman and Chief Executive Officer

CERTIFICATIONS

        I, Anthony D. Wedo, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q/A of New World Restaurant Group, Inc.;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on the Company's evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Dated: May 14, 2003	/s/ ANTHONY D. WEDO Anthony D. Wedo Chairman and Chief Executive Officer and Principal Accounting Officer

QuickLinks

INDEX TO RESTATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED BALANCE SHEETS AS OF APRIL 2, 2002 AND JANUARY 1, 2002 (in thousands, except share information)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FIRST QUARTER ENDED APRIL 2, 2002 AND APRIL 2, 2001 (UNAUDITED) (in thousands, except earnings per share and related share information)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FIRST QUARTER ENDED APRIL 2, 2002 AND APRIL 1, 2001 (UNAUDITED) (in thousands)
NEW WORLD RESTAURANT GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS