Form 10-Q
period 2002-07-02
NEW WORLD RESTAURANT GROUP INC
filed 2003-05-14
CIK 949373

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2002
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27148

New World Restaurant Group, Inc.
(Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	13-3690261 (I.R.S. Employer Identification No.)
1687 Cole Blvd., Golden, Colorado 80401 (Address of principal executive offices, including zip code)
(303) 568-8000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒.

        As of April 30, 2003, 51,016,857 shares of Common Stock of the registrant were outstanding.

Explanatory Note

        On July 29, 2002, the Company dismissed Arthur Andersen LLP as its auditors and retained Grant Thornton LLP. In reviewing the Company's first quarter 2002 filing, the Company and Grant Thornton determined that the Company had not appropriately accounted for the debt and equity instruments used for acquisition (the "Einstein Acquisition") of substantially all of the assets of Einstein/Noah Bagel Corporation and its majority owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Einstein)—See Note 5 to the Company's consolidated financial statements in this Form 10-Q.

        As a result of the foregoing, the Company engaged Grant Thornton to reaudit its financial statements for the years ended January 1, 2002 and December 31, 2000, which resulted in, among other things, restatements to the Company's accounting for the debt and equity instruments used for the Einstein acquisition, purchase accounting for certain acquisitions and assets held for resale. The restatements affected periods prior to 2000. The impact of the restatements on such prior periods was reflected as an adjustment to opening retained earnings at the beginning of 2000. The restatement also required the Company to amend its previously filed Form 10-Q for the quarter ended April 2, 2002.

        The restatement of previously issued financial statements increased the Company's net loss available to common stockholders for the year ended January 1, 2002 by approximately $22.4 million and decreased the Company's net income available to common stockholders for the year ended December 31, 2000 by $11.8 million. For the year ended January 1, 2002, basic and diluted loss per common share, were decreased by $1.15. For the year ended December 31, 2000, basic earnings per common share decreased by $0.95 and diluted earnings per share decreased by $0.92. For the three and six months ended July 31, 2001, the company's net loss available to common stockholders increased by $40.8 million and $47.9 million or $0.35 and $0.92 per common share, respectively.

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

        For a discussion of events and developments subsequent to July 2, 2002, see the Company's annual report on Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q.

NEW WORLD RESTAURANT GROUP, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

July 2, 2002

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 2, 2002 AND JANUARY 1, 2002

(in thousands, except share and per share data)

	(Unaudited) July 2, 2002	As Restated January 1, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$9,823	$15,478
Franchise and other receivables, net	4,702	5,520
Due from bankruptcy estate	142	3,918
Current maturities of notes receivables	234	234
Inventories	4,918	5,206
Prepaid expenses and other current assets	5,880	1,812
Investment in debt securities	9,987	34,174
Assets held for resale	72	1,397

Total current assets	35,758	67,739

Property, plant and equipment, net	92,692	101,117
Notes and other receivables, net	169	330
Trademarks and other intangibles, net	102,133	105,958
Goodwill, net	4,875	4,875
Debt issuance costs and other assets	2,245	3,237

Total Assets	$237,872	$283,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$16,044	$19,684
Accrued expenses	28,764	29,481
Short term debt and current portion of long-term debt	151,938	168,394
Current portion of obligations under capital leases	215	152

Total current liabilities	196,961	217,711

Senior notes and other long-term debt	14,086	12,119
Obligations under capital leases	402	538
Derivative liability	8,703	13,191
Other liabilities	10,136	9,402

Total liabilities	230,288	252,961
Series F Preferred Stock, $.001 par value; 116,000 shares authorized; 81,626 and 75,103 shares issued and outstanding	70,868	57,338
Stockholders' deficit:
Common stock, $.001 par value; 150,000,000 shares authorized; 17,481,394 and 17,481,394 shares issued and outstanding	17	17
Additional Paid-In capital	84,995	80,203
Accumulated deficit	(148,296)	(107,263)

Total stockholders' deficit	(63,284)	(27,043)

Total Liabilities and Stockholders' Deficit	$237,872	$283,256

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SECOND QUARTER ENDED JULY 2, 2002 AND JULY 3, 2001
AND YEAR TO DATE PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001

(UNAUDITED)

(in thousands, except earnings per share and related share information)

	Second Quarter Ended		Year to Date Ended
		As Restated		As Restated
	July 2, 2002	July 3, 2001	July 2, 2002	July 3, 2001
Revenues:
Retail sales	$94,384	$18,084	$184,568	$21,756
Manufacturing revenues.	5,870	5,281	12,010	10,017
Franchise related revenues.	1,324	1,415	2,647	3,068

Total revenues	101,578	24,780	199,225	34,841
Cost of sales	81,461	20,054	161,131	27,007
General and administrative expenses	9,354	5,656	22,645	8,008
Depreciation and amortization	8,907	1,342	14,995	1,858
Provision (income) for integration and reorganization costs	(656)	4,391	(552)	4,391
Impairment charge in connection with realization of assets held for sale	—	3,259	—	3,259

Income (loss) from operations	2,512	(9,922)	1,006	(9,682)
Interest expense, net	(12,274)	(5,590)	(24,604)	(6,523)
Cumulative change in the fair value of derivatives (expense)	9,777	10,647	(3,858)	10,666
Loss from extinguishment of Greenlight obligation	—	(16,641)	—	(16,641)
Permanent impairment in the value of investment in debt securities	—	(5,806)	—	(5,806)
Other income	53	—	104	241

Income (loss) before income taxes	68	(27,312)	(27,352)	(27,745)
Provision (benefit) for income taxes	152	(1)	152	166

Net loss	(84)	(27,311)	(27,504)	(27,911)
Dividends and accretion on preferred stock	(6,817)	(34,607)	(13,529)	(45,363)

Net loss available to common stockholders	$(6,901)	$(61,918)	$(41,033)	$(73,274)

Net loss per common share—Basic and Diluted	$(0.09)	$(1.64)	$(0.53)	$(2.10)

Weighted average number of common shares outstanding: Basic and Diluted	79,202,076	37,679,616	77,560,135	34,916,751

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR TO DATE PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001

UNAUDITED

(in thousands)

	July 2, 2002	As Restated July 3, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,504)	$(27,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,995	1,858
Provision for integration and reorganization	(552)	4,391
Permanent impairment in value of investment in debt securities	—	5,806
Cumulative change in fair value of derivatives	3,858	(10,666)
Loss from extinguishment of Greenlight obligation	—	16,641
Amortization of debt issuance costs	1,317	548
Amortization of debt discount	7,660	2,601
Notes issued as paid in kind for interest on Bridge Loan	2,545	—
Stock issued for compensation and consulting	235	1,990
Gain on sale of debt securities	—	(241)
Impairment charge in connection with the realization of assets	—	3,259
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	4,754	(10,380)
Accounts payable and accrued expenses	(3,805)	14,839
Other assets and liabilities	(7,322)	150

Net cash provided by (used in) operating activities	(3,819)	2,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,653)	(222)
Proceeds from the sale of assets held for resale	1,325
Net cash paid for acquisitions	—	(161,491)
Investment in debt securities	—	(29,734)
Proceeds from the sale of debt securities	24,186	3,885

Net cash provided by (used in) investing activities	22,858	(187,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	171,700
Debt issuance costs	—	(7,890)
Proceeds from issuance of Series F Preferred Stock, net of fees	—	46,370
Repayment of notes payable	(24,694)	(14,112)

Net cash provided by (used in) financing activities	(24,694)	196,068

Net increase (decrease) in cash	(5,655)	11,391
Cash and cash equivalents, beginning of period	15,478	2,271

Cash and cash equivalents, end of period	$9,823	$13,662

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at July 2, 2002 and the results of its operations and its cash flows for the three and six-month periods ended July 2, 2002 and July 3, 2001. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three and six month periods ended July 2, 2002 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of January 1, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission.

        Certain reclassifications have been made to conform previously reported data to the current presentation.

        During 2001, the Company changed its name from New World Coffee-Manhattan Bagel, Inc. to New World Restaurant Group, Inc.

2.     Liquidity

        The accompanying consolidated financial statements has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in recent years, and such losses have continued through unaudited periods in 2003. The Company also has a deficit in stockholders' equity of approximately $63,284,000 as of July 2, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by approximately $161,203,000. During the year ended January 1, 2002 and December 31, 2002, and continuing into 2003, the Company was in violation of certain covenants on the indenture for the Company's $140 million aggregate principal amount of notes due June 15, 2003 (the "$140 Million Facility"). This could be considered an event of default under the indenture if the Company was unable to cure the violation within thirty days of receiving written notice from the trustee or holders specifying the default; however, such notice has not been received as of the date of this filing. If such notice and failure to cure were to occur, the entire amount of the $140 Million Facility could become immediately due and payable. For this reason, the $140 Million Facility has been classified in current liabilities as of July 2, 2002 and January 1, 2002. In any event, the $140 Million Facility matures on June 15, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.     Restatements

        The Company has determined that certain of its accounting practices in previous years did not reflect the proper application of accounting principles generally accepted in the United States ("GAAP"). Accordingly, the Company has restated its financial statements for fiscal 2000, fiscal 2001 (including all quarters), and the opening balances of certain accounts in 2000. For a complete discussion of the restatement adjustments, please see Note 3 to the Company's audited financial statement included in the 2002 Form 10-K.

        The primary effects of the restatements for the quarter and year-to-date periods ended July 3, 2001 are summarized in the tables below:

Quarter Ended July 3, 2001	Revenue	Loss From Operations	Net Loss Available To Common	Stockholders' Equity/(Deficit)
	(amounts in thousands)
As previously reported	$25,232	$(8,045)	$(21,124)	$31,925
Adjustments:
Beginning balance(1)	—	—	—	(10,895)
Reorganization accruals(2)	—	(154)	(154)	(154)
Manufacturing revenue and COGS(3)	(452)	—	—	—
Assets held for resale(4)	—	(278)	(278)	(278)
Purchase accounting(5)	—	(1,050)	(1,050)	(1,050)
Other(6)	—	(395)	(395)	(391)
Debt, preferred stock and equity(7)	—	—	(38,917)	(64,101)

Total adjustments	(452)	(1,877)	(40,794)	(76,869)
As restated	$24,780	$(9,922)	$(61,918)	$(44,944)

Year-to-Date Period Ended July 3, 2001	Revenue	Loss From Operations	Net Loss Available To Common	Stockholders' Equity/(Deficit)
	(amounts in thousands)
As previously reported	$35,708	$(7,934)	$(25,421)	$31,925
Adjustments:
Beginning balance(1)	—	—	—	(15,766)
Reorganization accruals(2)	—	(318)	(318)	(318)
Manufacturing revenue and COGS(3)	(867)	—	—	—
Assets held for resale(4)	—	(44)	(44)	(44)
Purchase accounting(5)	—	(1,050)	(1,050)	(1,050)
Other(6)	—	(336)	(336)	4,410
Debt, preferred stock and equity(7)	—	—	(46,105)	(64,101)

Total adjustments	(867)	(1,748)	(47,853)	(76,869)
As restated	$34,841	$(9,682)	$(73,274)	$(44,944)

(1)
Represents the cumulative impact of restatements discussed in notes (2) through (7) below on stockholders' equity (deficit) at the beginning of the period, primarily related to the debt and equity adjustments.

(2)
The Company established certain accrued liabilities in connection with expected liabilities to be incurred related to reorganization and integration of Manhattan Bagel Company ("MBC") and Chesapeake Bagel Bakery ("CBB"). The Company has analyzed these accruals and determined that certain transactions did not meet the criteria to be recorded as reorganization and integration liabilities in purchase accounting, and accordingly, such amounts has been expensed as general and administrative expenses.

(3)
Manufacturing revenue and cost of goods sold has each been reduced to correct an erroneous gross-up on sales to franchises through a third-party distributor.

(4)
The Company recorded an impairment charge on certain assets held for resale and reversed depreciation expense previously taken on assets held for resale in accordance with SFAS 121.

(5)
The Company corrected its allocation of the purchase price of the Einstein Acquisition to reflect the proper application of APB 16, primarily resulting in a reduction in property, plant, and equipment and an increase in the value of intangibles. This resulted in an increase in amortization expense in excess of the decrease in depreciation expense as a result of the differing useful lives. The Company also identified and expensed certain costs that were originally improperly capitalized as acquisition costs relating to the Einstein Acquisition.

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

        Each issuance of Series F preferred stock in 2001 was evaluated as to the classification of, and accounting for, associated freestanding warrants and additional warrants to purchase common stock, par value $0.001 of the Company ("Common Stock") as permanent equity or liabilities as previously described. Proceeds from the issuance of Series F preferred stock were then allocated using the appropriate allocation method, also as previously described. In its effective dividend rate calculations, the Company included the impact of increasing rate dividends, issuance costs, the estimated fair value of additional warrants (if not classified as derivative liabilities), the amortization of any related discount, and the estimated outstanding term of the instrument based on management's intent to refinance a portion of the original Series F preferred stock. The obligation to issue additional warrants, if classified as a liability, is marked to fair value to reflect changes in the underlying Common Stock prices, management's estimates of the probability of issuance and other factors at each balance sheet date. The agreement among several holders of Series F preferred stock executed in June 2001 that involved the issuance of additional contingent warrants resulted in a substantial modification of the original Series F preferred stock agreement with those holders. As a result, in accordance with EITF 96-19, the modification was accounted for as an extinguishment of the Series F preferred stock held by such holders. The deemed dividend was computed as the difference between the fair value of the modified Series F preferred stock and the carrying value of the original Series F preferred stock. In connection with the modification, the Company determined that the obligation to issue warrants in the future should be classified as a liability. Accordingly, the deemed dividend was increased by the fair value of the additional warrants. The deemed dividend associated with the extinguishment was $23,883,583 in the quarter ended July 3, 2001.

        As a result of the maximum number of additional warrants that could be issued under the Bond Purchase Agreement (the "Bond Purchase Agreement") dated as of January 17, 2001 by and among the Company and Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., and Greenlight Capital Offshore, LTD. (collectively, "Greenlight") exceeding the Share Cap (see Note 13), the Company concluded that the obligation to issue warrants in the future could not be classified within stockholders' equity on the date of issuance. However, as a result of the subsequent extinguishment of the Series D preferred stock, the obligation to issue warrants in the future under the Bond Purchase Agreement did not exceed the Share Cap and, accordingly, the liability established was reclassified to stockholders' equity in accordance with EITF 00-19. The Company included the impact of the increases in the interest rate associated with the instrument and the amortization of any related discount in its effective interest rate calculations. The Letter Agreement between Greenlight and the Company executed in June 2001 resulted in a substantial modification that requires accounting as an extinguishment pursuant to EITF 96-19, primarily due to the additional warrant coverage (deficiency warrants) provided in the Letter Agreement in the event the proceeds from the 7.25% convertible debentures due 2004 of Einstein/Noah Bagel Corporation (the "Einstein Bonds") were not sufficient to retire the Greenlight obligation. The extinguishment resulted in a loss from extinguishment of Greenlight obligation of $16,641,566 in the quarter ended July 3, 2001 representing the difference between the fair value of the new debt obligation and the carrying amount of the extinguished debt, plus the fair value of the estimated deficiency warrants that were recorded as a liability. Additionally, the Greenlight obligation is presented in the financial statements as debt with interest expense thereon recorded within the statement of operations since its inception. Previously issued 2001 financial statements reflected the obligation as minority interest through June 19, 2001, with the interest expense being classified as minority interest expense on the statement of operations.

        For a detailed description of the debt, preferred stock and equity adjustments, see the Company's annual report on Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q.

        The major components of the Company's short-term and long-term debt are included in the accompanying balance sheet as follows:

	Unaudited July 2, 2002	As Restated January 1, 2002
	(amounts in thousands)
Greenlight Obligation	$10,754	$10,437
Bridge Loan	15,986	34,350
$140 Million Facility	136,107	132,041
All other debt	3,177	3,685

	166,024	180,513
Less current portion	(151,938)	(168,394)

Long-term debt	$14,086	$12,119

        The components of Series F preferred stock, Greenlight obligation, the $35 million assets-backed loan to the Company's non-restricted subsidiary, New World EnbcDeb Corp. (the "Bridge Loan"), and the $140 Million Facility are included in the accompanying balance sheets as follows:

Series F Preferred Stock

	Unaudited July 2, 2002	As Restated January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Series F preferred stock, $16,398 of which was the value of the Series D conversion	$66,398	$66,398
Discount attributable to fees and commissions	(3,254)	(3,254)
Discount attributable to initial and future warrants	(33,027)	(33,027)
Accreted PIK preferred stock	15,258	8,735
Extinguishment of discount	8,271	8,271
Effective dividend amortization of discount	17,222	10,215

	$70,868	$57,338

Greenlight Obligation

	Unaudited July 2, 2002	As Restated January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Greenlight obligation	$10,000	$10,000
Discount attributable to initial and future warrants	(4,316)	(4,316)
Extinguishment of discount	4,195	4,195
Effective interest amortization of discount	875	558

	$10,754	$10,437

Bridge Loan

	Unaudited July 2, 2002	As Restated January 1, 2002
	(amounts in thousands)
Original face value of Bridge Loan	$35,000	$35,000
Issuance discount from face value	(1,750)	(1,750)
Discount attributable to future warrants	(5,365)	(5,365)
Accreted PIK interest	5,172	2,627
Effective interest amortization of discount	7,115	3,838
Principal payments	(24,186)	—

	$15,986	$34,350

$140 Million Facility

	Unaudited July 2, 2002	As Restated January 1, 2002
	(amounts in thousands)
Original face value of $140 Million Facility	$140,000	$140,000
Issuance discount from face value	(11,550)	(11,550)
Discount attributable to initial and future warrants	(17,312)	(17,312)
Effective interest amortization of discount	24,969	20,903

	$136,107	$132,041

        Outstanding warrants for the purchase of the Company's Common Stock that are exercisable for $0.01 per share are included in the computation of the loss per share—basic and diluted, in the Company's restated financial statements, in accordance with paragraph 10 of SFAS No. 128-Earnings Per Share. These warrants were previously excluded from the loss per share computation.

        The following tables present the impact of the restatements as previously discussed on a condensed basis as of January 1, 2002, and for the quarter and year-to-date periods ended July 3, 2001:

Condensed Balance Sheets
(amounts in thousands, except per share data)

	As Previously Reported January 1, 2002	As Restated January 1, 2002
Balance Sheet:
Current assets	$71,200	$67,739
Total assets	305,858	283,256
Current liabilities	91,442	217,711
Total liabilities	232,181	252,961
Series F preferred stock	46,743	57,338
Common stock	17	17
Additional paid-in capital	100,189	80,203
Retained (deficit)	(73,272)	(107,263)
Total stockholders' equity (deficit)	26,934	(27,043)

Condensed Income Statement
(amounts in thousands, except per share data)

	For the Quarter Ended July 3, 2001		For the Year-to-Date Period Ended July 3, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations:
Total revenues	$25,232	$24,780	$35,708	$34,841
Cost of sales	20,526	20,054	27,895	27,007
General and administrative expense	4,022	5,656	6,232	8,008
Depreciation and amortization	1,538	1,342	2,324	1,858
Provision for integration and reorganization costs	4,391	4,391	4,391	4,391
Impairment charge in connection with the realization of assets held for sale	2,800	3,259	2,800	3,259
Loss from operations	(8,045)	(9,922)	(7,934)	(9,682)
Interest expense, net	(3,111)	(5,590)	(3,555)	(6,523)
Cumulative change in the fair value of derivatives	—	10,647	—	10,666
Loss from extinguishment of Greenlight obligation	—	(16,641)	—	(16,641)
Permanent impairment in the value of investment in debt securities	(5,806)	(5,806)	(5,806)	(5,806)
Loss before income taxes	(16,962)	(27,312)	(17,054)	(27,745)
Minority interest	(855)	—	(1,578)	—
Net loss	(17,817)	(27,311)	(18,798)	(27,911)
Dividends and accretion on preferred stock	(3,307)	(34,607)	(6,623)	(45,363)
Net loss available to common stockholders	(21,124)	(61,918)	(25,421)	(73,274)
Net loss per share (basic & diluted)	(1.29)	(1.64)	(1.58)	(2.10)

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

        In connection with the Einstein Acquisition, the Company incurred approximately $9,722,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting and accordingly the results of operations of the acquired company have been included in the statement of operations since the acquisition date. The aggregate purchase price of $163,337,000 has been based on the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

As Restated
(amounts in thousands)
Assets Acquired:
Current assets, including cash of $1,846	$13,800
Plant, property and equipment	98,107
Trademarks and intangible assets	97,784
Liabilities assumed:
Current liabilities	(34,223)
Long-term liabilities	(12,131)

Total purchase price	$163,337

        The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition, which was determined by an independent appraisal. Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $30,000,000 as of the acquisition date. The accompanying balance sheet as of July 2, 2002 reflects approximately $142,000 as due from the Einstein bankruptcy estate. This amount is based upon the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein bankruptcy estate through the date of these financial statements.

        The following unaudited pro forma consolidated statements of operations data for the quarter and year-to-date periods ended July 3, 2001, gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the pro forma period reported. The following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments and the financings necessary to complete the acquisition. The pro forma results has been prepared for comparative purposes only and do not purport to be indicative of what operating results would has been had the acquisition actually taken place as of the beginning of the pro forma period reported, and may not be indicative of future operating results. Financial data for the 2002 periods presented are actual results.

	For the Quarter Ended (in thousands, except per share data) Unaudited		For the Year-To-Date Period Ended (in thousands, except per share data) Unaudited
		As Restated		As Restated
	Actual July 2, 2002	Pro forma July 3, 2001	Actual July 2, 2002	Pro forma July 3, 2002
Revenues	$101,578	$82,604	$199,225	$204,443
Net loss	$(84)	$(16,985)	$(27,504)	$(14,284)
Net loss available to common stockholders	$(6,901)	$(23,534)	$(41,033)	$(45,552)
Loss per share—Basic and Diluted	$(0.09)	$(0.30)	$(0.53)	$(0.59)

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

	For the Quarter Ended		For the Year-to-Date Period Ended
		As Restated		As Restated
	July 2, 2002	July 3, 2001	July 2, 2002	July 3, 2001
Weighted average shares outstanding	17,481,394	15,988,405	17,481,394	15,943,118
Weighted average warrants exercisable for $0.01	61,720,682	21,691,211	60,078,741	18,973,633

	79,202,076	37,679,616	77,560,135	34,916,751

        All stock options and warrants outstanding (excluding those exercisable for $0.01) during the quarters ended July 2, 2002 and July 3, 2001 were excluded from the computation because of their anti-dilutive effect.

7.     Investment in Debt Securities

        Investments in debt securities are reported at fair value which is based upon management's estimate of the present value of amounts expected to be recovered from the Einstein bankruptcy estate for the Company's investment in Einstein debt securities. Unrealized gains and losses from those securities, which are classified as available-for-sale are reported as unrealized holding gains and losses as a separate component of stockholders' equity unless a loss is deemed to be other than temporary. At July 2, 2002, the carrying amount of debt securities approximates their fair value and, accordingly, no unrealized gain or loss has been recorded.

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

        The Company completed step one of both the transitional and annual impairment tests for its only reporting unit with goodwill and has completed the transitional and annual impairment tests on indefinite-lived intangibles. The Company engaged an independent valuation expert to perform these analyses. The transitional and annual impairment analyses of goodwill indicated that the fair value of the Manhattan Bagel Company reporting unit as of January 1, 2002 and December 31, 2002 exceeded its carrying value. Thus, the associated goodwill as of January 1, 2002 and December 31, 2002 was not impaired, and the second step of the impairment tests were not required. Additionally, the transitional and annual impairment analyses for the Company's indefinite-lived intangibles (trademarks) indicated that, in each instance, their respective fair values exceeded their carrying values as of January 1, 2002 and December 31, 2002.

        Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company.

        In 2002, goodwill and indefinite lived trademarks are not amortized in accordance with SFAS 142 and other intangibles are being amortized on a straight line basis consistent with the associated estimated future cash flows. The following consolidated statements of operations data for the quarter and year-to-date periods ended July 2, 2002 and July 3, 2001 reflects the adjustment to net loss, net loss available to common stockholders and basic earnings per share resulting from the implementation of SFAS 142.

	For the Quarter Ended (in thousands, except per share data)		For the Year-to-Date Period Ended (in thousands, except per share data)
		As Restated		As Restated
	July 2, 2002
		July 3, 2001	July 2, 2002	July 3, 2001
Reported Net loss available to common stockholders	$(6,901)	$(61,918)	$(41,033)	$(73,274)
Add back: Goodwill amortization	—	91	—	162
Add back: Trademark amortization	—	168	—	305

Adjusted Net loss available to common stockholders	$(6,901)	$(61,659)	$(41,033)	$(72,807)

Basic and diluted net loss available to common stockholders per common share:
As reported	$(0.09)	$(1.64)	$(0.53)	$(2.10)
As adjusted	N/A	$(1.64)	N/A	$(2.09)

	Unaudited July 2, 2002	As Restated January 1, 2002
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks, net of amortization of $0 and $1,984	$70,746	$70,746
Amortizing intangibles (5-year lives):
Trade Secrets	5,385	5,385
Patents-manufacturing process	33,741	33,741

	39,126	39,126
Less accumulated amortization	(7,739)	(3,914)

Total amortizing intangibles	31,387	35,212

Total intangibles	$102,133	$105,958

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002, with early application encouraged. This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishments of Debt, and includes other modifications to existing statements, that are not applicable to the Company. SFAS 4 required the reporting of gains or losses associated with the extinguishments of debt be classified as an extraordinary item on the income statement. SFAS 145 rescinds that classification unless the extinguishment is deemed both unusual and infrequent in nature as defined in APB 30. The Company has adopted the provisions of SFAS 145 in these financial statements and determined that the loss from the extinguishment of the Greenlight obligation did not meet the APB 30 criteria to be considered an extraordinary item.

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

        The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will has a material impact on its financial statements.

9.     Accrued Expenses

        Accrued expenses consist of the following:

	Unaudited July 2, 2002	As Restated January 1, 2002
	(amounts in thousands)
Accrued payroll and related bonuses	$12,551	$13,472
Accrued reorganization	1,701	2,936
Acquisition financing expenses	—	968
Accrued vendor contracts	1,145	2,714
Accrued taxes	2,685	2,100
Accrued interest	3,260	2,332
Gift certificate liability	1,288	1,224
Accrued utilities	1,190	1,190
Other	4,944	2,545

	$28,764	$29,481

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

        On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer, Secretary, and shareholder, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, our Chairman and Chief Executive Officer, and William J. Nimmo, a member of our Board of Directors. The complaint purports to state claims for breach of plaintiff's employment contract with the Company, breach of the Company's fiduciary duties to Novack, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the Company's termination of plaintiff "for cause" was invalid. As a basis for his purported claims, plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement. Furthermore, plaintiff asserts that he was defamed by certain of defendants' public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act. The Company intends to vigorously oppose plaintiff's purported claims. The Company was served with the complaint on May 2, 2003 and have not yet answered or otherwise responded to it.

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

        On October 28, 2002, Sansim Patel, Inc., a subfranchisee of Manhattan Bagel Company, filed suit against Manhattan Bagel Company, the master franchisee, and others in Orange County (Orlando). The plaintiff alleges claims of civil conspiracy and unjust enrichment against Manhattan Bagel Company and seeks rescission of its franchise agreement with Manhattan Bagel Company. The plaintiff also seeks damages in an unspecified amount. In December 2002, the Company filed a motion to dismiss all of the claims asserted against the Company by the plaintiff, based in part on a general release the plaintiff had previously executed in favor of Manhattan Bagel Company. That motion remains pending with the Court. However, on March 18, 2003, default judgments were obtained against the other named defendants.

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

        Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., holders of the Company's Series F Preferred stock, had notified the Company that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the Company's stock. Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim. Special Situations alleged various contractual and tort claims against the Company, as well as Ramin Kamfar, the former Chairman of the Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight Capital, another holder of the Company's Series F Preferred stock. Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock. Prior to responding to Special Situations' complaint, the Company and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which the Company agreed to settle Special Situations' claims against the Company and its present and former officers, directors, agents and other representatives, and Special Situations agreed to release those entities and individuals, in exchange for the Company's payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

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

11.   Fixed Fee Distribution Agreement

        The Company maintained a fixed fee distribution agreement with a national distribution company (distributor) whereby the distributor supplied substantially all products for resale in the Company's company-operated restaurant locations. In addition, the Company maintained a separate fixed fee distribution agreement with the distributor for delivery of certain proprietary products to its franchised locations. Effective February 20, 2002, the Company entered into Mutual Termination Agreements ("Agreement") with the distributor which provided for the termination of each of the fixed fee distribution agreements effective August 2, 2002. Pursuant to the restated agreement, the distributor was required to provide distribution services to all locations through August 2, 2002, which date was extended until December 2002. As a part of the agreement, the Company was required to pay the distributor $12,000,000, representing a portion of the unamortized $5,000,000 investment made by the distributor at the inception of the original agreement and a reduced amount of outstanding trade payables and other previously accrued charges. The Company recorded a reduction to general and administrative expense of $2,750,000 in the quarter ended December 31, 2002 as the carrying amount of the associated liabilities, at the time the agreement concluded in December 2002, exceeded the payments made under this agreement.

        As of November 2002, the Company had replaced the national distributor with six regional custom distributors to its company-operated and franchised locations.

12.   Revolving Line of Credit

        On January 18, 2002, the Company entered into a Loan and Security Agreement ("loan agreement") with a lender which provided for a $7,500,000 revolving loan facility. The facility was secured by substantially all of the assets of the Company. The underlying loan agreement provided for periodic borrowings based upon availability as calculated pursuant to the loan agreement. In addition, the loan agreement required the Company to meet certain financial covenants and placed restrictions on the Company's ability to obtain additional borrowings and to enter into certain capital transactions. The Company did not use or draw funds under the facility. Nevertheless, on March 25, 2002, the lender notified the Company that the Company was in default under certain terms and conditions of the loan agreement. As the result of these defaults, the Company was unable to obtain advances under the facility. On May 30, 2002, the Company paid the lender $175,000 in full satisfaction of amounts due under the loan agreement.

        On May 30, 2002, the Company entered into a Loan and Security Agreement with one of the Company's principal stockholders, which provides for a $7,500,000 revolving loan facility. The facility is secured by substantially all of the Company's assets. At the time that the Company entered into this facility, the Company terminated its prior facility. Borrowings under the facility bore interest at the rate of 11% per annum until February of 2003. The facility originally expired on March 31, 2003. In February of 2003, the Company extended the maturity of the revolving loan facility to June 1, 2003. From February 1, 2003 to June 1, 2003 the facility will bear interest at the rate of 13%.

13.   Derivative Instruments

        Effective January 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, the Company issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events (contingently-issuable warrants). The Company determined that certain of these freestanding warrants, for a period of time in 2001, and contingently-issuable warrants could not be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and accordingly has classified those warrants as a liability in the balance sheet. Further, those warrants classified as a liability are subject to the provisions of SFAS 133, including the requirement to adjust the recorded amount of the warrants to fair value at each balance sheet date, with changes in fair value being recognized in earnings.

        Issued $0.01 warrants classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying common stock. As of July 2, 2002, and January 1, 2002 there were no issued warrants classified as liabilities. Contingently-issuable $0.01 warrants classified as liabilities are also recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance, the Company's assessments of the probability of refinancing its debt, and other pertinent factors. Changes in the fair value of derivative liabilities are recorded within the statement of operations. If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification the liability is adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value, with the change recorded in additional paid-in-capital.

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

14.   Additional Paid-in Capital

        Additional paid-in capital increased from $80.2 million as of January 1, 2002 to $85.0 million as of July 2, 2002 due to the issuance of additional warrants under the terms of the Series F preferred stock and the $140 Million Facility agreements, that had previously been classified as derivative liabilities in accordance with the policy outlined in Note 13.

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

        The following table displays the 2001 and 2002 activity and balances of the restructuring accrual account.

2001 Restructuring Accrual
(amounts in thousands)

2002 Activity	Balance at Beginning of Period	Initial Accrual	Application of Cost Against Accrual	Net Accrual Adjustment	Balance at End of Period
Quarter ended July 2, 2002	$2,820	$—	$(463)	$(656)	$1,701

Year-to-Date period ended July 2, 2002	$2,936	$—	$(683)	$(552)	$1,701

2001 Activity
Quarter and Year-to-Date periods ended July 3, 2001	$0	$3,392	$0	$0	$3,392

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q under Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 with respect to the Company's financial condition and business. The words estimate, plan, intend, believe, expect and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties and other factors, which could cause the Company's actual results, performance and achievements to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: success of the integration of the Company and acquired businesses; success of cost-saving strategies; competition; success of operating, franchising and licensing initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States. With 747 locations in 32 states, the Company operates and licenses locations primarily under the Einstein Bros. and Noah's brand names and franchise locations primarily under the Manhattan and Chesapeake brand names. The Company's locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offer a cafe experience with a neighborhood emphasis. As of December 31 2002, the Company's retail system consisted of 460 company-operated locations, 261 franchised and 26 licensed locations. The Company also operates dough production and coffee roasting facilities.

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

        Unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and former employees. A portion of those payments (approximately $1.0 million) was made in the third quarter of the Company's fiscal year ended January 1, 2002 and the balance (approximately $2.5 million) in the first quarter ended April 2, 2002. All of these payments were originally recorded in the Company's financial statements in the second and third quarters of fiscal 2001 as part of the acquisition costs associated with the Einstein Acquisition and as a restructuring charge. The Company has revised the results for those quarters so as to reverse that treatment. The aggregate of such payments (including $1.0 million in the third quarter of fiscal 2001 and $2.5 million in Q1 2002) has been recorded as general and administrative expense. An aggregate of $2.5 million of such payments was offset against payments to be made in connection with the separation of certain officers and employees from the Company. With respect to that portion of the unauthorized payments that has not been repaid or offset plus certain other unauthorized payments that has not been recovered of $0.2 million, or an aggregate of $1.2 million, the Company has recorded a receivable from the former officer. Based on its evaluation of the collectability of this amount, the Company has recorded an allowance for uncollectibility of this receivable.

        Currently, the Company is implementing certain programs relating to the Einstein Acquisition that are expected to result in cost savings through integration of production, distribution, purchasing and general and administrative expenses. The Company expects to recognize the benefit of these savings during fiscal 2002, with the full year effect realized in 2003 and beyond. In addition, the Company intends to increase sales through the expansion of its lunch daypart and new location growth, primarily through franchising and licensing.

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

Accounts Receivable

        The majority of the Company's accounts receivable are due from the Company's franchisees. Accounts receivable are due within 15 to 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determine its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Investment in Debt Securities

        Investment in debt securities includes 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp., which are classified as available for sale securities and, are recorded at fair value. Fair value is based on most recent quoted market prices or, beginning in 2001, due to developments in the bankruptcy auction pursuant to Section 363 of the U.S. Bankruptcy code of Einstein/Noah Bagel Corp., the estimated value of such debt securities realizable from the proceeds of the bankruptcy estate of Einstein.

Goodwill, Trademarks and Other Intangibles

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assts, effective January 2, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess the Company's goodwill impairment requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        In conducting its impairment analyses, the Company utilized independent valuation experts to perform the analyses and tests of the Company's indefinite lived assets with respect to its reporting units. The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed were based on management's judgment using internal and external data. The Company also utilized independent valuation experts to assist us in determining useful lives for its intangibles other than goodwill, including the assessment that its Einstein trademark has an indefinite useful life. The Company's determination that this trademark, as well as its other trademarks, has indefinite useful lives is based on the fact that there are no legal, regulatory, competitive or other factors that limit their useful lives.

        The transitional and annual impairment analyses of goodwill conducted by us indicated that the fair value of the Manhattan Bagel Company reporting unit (the only reporting unit with goodwill) as of December 31, 2002 and January 2, 2002 exceeded its carrying value. Thus, the associated goodwill on the Company's consolidated balance sheets as of December 31, 2002 and January 2, 2002 was not impaired, and the second step of the impairment tests was not required. Additionally, the transitional and annual impairment analyses for the Company's indefinite-lived intangibles (trademarks) indicated that, in each instance, their respective fair values exceeded their carrying values as of December 31, 2002 and January 2, 2002.

Derivative Instruments

        See Note 13—Derivative Instruments

Interest and Dividends

        Interest expense and dividends on the $140 Million Facility and Series F preferred stock, respectively, is determined, in part, by assumptions related to expected maturity of such instruments. These assumptions are reviewed and adjusted as the Company's circumstances change.

Fiscal Quarter Ended July 2, 2002 Compared to Fiscal Quarter Ended July 3, 2001

Revenues

        Total revenues increased to $101.6 million for the fiscal quarter ended July 2, 2002 from $24.8 million for the comparable 2001 period. The increase in revenues was attributable to additional revenues from the Einstein Bros. and Noah's brands acquired in June 2001. Retail sales increased to $94.4 million or 92.9% of total revenues for the fiscal quarter ended July 2, 2002 from $18.1 million or 73.0% of total revenues for the comparable 2001 period. The increase was attributable to the addition of company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues increased to $5.9 million or 5.8% of total revenues for the fiscal quarter ended July 2, 2002 from $5.3 million or 21.3% of total revenues for the comparable 2001 period. The increase in manufacturing revenues results from the inclusion of manufacturing revenues associated with manufacturing facilities acquired as the result of the Einstein Acquisition in June 2001 offset by a decrease resulting from a lower franchise store base in comparison to prior year. Franchise related revenues decreased slightly to $1.3 million or 1.3% of total revenues for the fiscal quarter ended July 2, 2002 from $1.4 million or 5.7% of total revenues for the comparable 2001 period. The decrease in franchise related revenues reflects a lower average franchise store base in the 2002 period.

Costs and Expenses

        Cost of Sales as a percentage of related manufacturing and retail sales decreased to 81.3% for the fiscal quarter ended July 2, 2002 from 85.8% for the comparable 2001 period. The decline primarily resulted from the Einstein acquisition and the shift to a retail store base.

        General and administrative expenses increased to $9.4 million or 9.2% of total revenues for the fiscal quarter ended July 2, 2002 from $5.7 million or 22.8% of total revenue for the comparable 2001 period. The increase is attributable to additional general and administrative costs resulting from the Einstein Acquisition in 2001.

        Depreciation and amortization expenses increased to $8.9 million or 8.8% of total revenues for the fiscal quarter ended July 2, 2002 from $1.3 million or 5.4% of total revenues for the comparable 2001 period. The increase was primarily attributable to depreciation on assets acquired in the Einstein

Acquisition partially offset by the implementation of SFAS 142 whereby goodwill and other intangibles with indefinite lives are no longer required to be amortized.

        The provision for integration and reorganization costs was $0.7 million (income) for 2002 compared with an expense of $4.4 million in 2001. The change was due to actual expenses incurred being less than initial estimates, resulting in income from the reversal of the associated liability in 2002. The initial provision had been recorded in the comparable 2001 quarter.

        In 2001 the Company incurred an impairment charge in connection with the realization of assets held for sale of $3.3 million. The charge resulted from management's evaluation of assets held for sale in accordance with SFAS 121.

        Interest expense, net for the fiscal quarter ended July 2, 2002 increased to $12.3 million from $5.6 million for the comparable 2001 period. The increase was primarily the result of interest and related costs incurred on debt utilized to finance the Einstein Acquisition.

        The cumulative change in the fair value of derivatives was $9.8 million (income) for the quarter ended July 2, 2002 versus $10.6 million (income) for the comparable 2001 period. The income in both fiscal periods is due to a decline in the Company's stock price as well as the number of contingently-issuable warrants classified as a derivative liability continuing to decrease as the Company is required to issue such warrants under the terms of the Company's $140 Million Facility and Series F preferred stock agreements.

        In fiscal 2001 the Company recorded a loss of $16.6 million from the extinguishment of the Greenlight obligation as a result of the execution of a certain Letter Agreement dated June 19, 2001 with Greenlight that resulted in an extinguishment of its Bond Purchase Agreement dated January 17, 2001 pursuant to EITF 96-19.

        In the quarter ended July 3, 2001, the Company recorded a permanent impairment in the value of investments of $5.8 million to adjust the carrying value of such investments based on its estimate of the proceeds the Company would receive from the bankruptcy estate of Einstein.

        Provision for income taxes was $0.2 million for the fiscal quarter ended July 2, 2002 compared with no provision for income taxes in the comparable 2001 period. The 2002 period reflects the Company's current tax position and management's assessment of the potential future realization of deferred tax assets.

        Net loss for the fiscal quarter ended July 2, 2002 was $84,000 compared to a net loss of $27.3 million for the comparable 2001 period. The reduced net loss is primarily the result of an improvement in income from operations offset by increased interest expenses, as well as the impact in fiscal 2001 of the loss from extinguishment of Greenlight obligation and the permanent impairment in the value of investment in debt securities.

Supplemental Unaudited Analysis of the Fiscal Quarter Ended July 2, 2002 to the Pro Forma Fiscal Quarter ended July 3, 2001

        The following unaudited pro forma financial data for the fiscal quarter ended July 3, 2001 gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the period reported. All of the following unaudited pro forma financial data gives effect to purchase accounting adjustments necessary to reflect the Einstein Acquisition. These pro forma results has been prepared for the purpose of supplementary analysis only in order to assist in the evaluation of changes and trends in the Company's business and do not purport to be indicative of what operating results would has been had the acquisition actually taken place as of the beginning of the period reported, and may not be indicative of future operating results. Financial data for the fiscal quarter ended July 2, 2002 are actual results.

		As Restated
	Actual July 2, 2002	Pro forma July 3, 2001
	(amounts in thousands)
Statements of Operations Data:
Retail Sales	$94,384	$75,265
Manufacturing Revenue	5,870	5,844
Franchise Related Revenues	1,324	1,495

Total Revenues	$101,578	$82,604

Cost of Sales	81,461	69,399
General and administrative expense	9,354	10,141
Days in fiscal period
Einstein	91	70
New World	91	91

Revenues

        Total revenues increased 23.0% to $101.6 million for the quarter ended July 2, 2002 from pro forma total revenues of $82.6 million in the fiscal 2001 period. The increase in primarily attributable to the differences in the fiscal calendar between the periods as presented above.

Cost of Sales

        Cost of sales expressed as a percentage of the related retail and manufacturing sales decreased to 81.3% for the quarter ended July 2, 2002 from pro forma cost of sales of 85.6% for the 2001 period. The decrease is the result of management's decision to close under-performing company-operated stores.

General and Administrative Expenses

        General and administrative expenses decreased 7.8% to $9.4 million for the quarter ended July 2, 2002 compared to pro forma general and administrative expenses of $10.1 million for the fiscal 2001 period. The decrease is a result of higher than normal consulting and legal fees related to the Einstein acquisition incurred in 2001.

Year-to-Date Period Ended July 2, 2002 Compared to the Year-to-Date Period Ended July 3, 2001

Revenues

        Total revenues increased to $199.2 million for the year-to-date period ended July 2, 2002 from $34.8 million for the comparable 2001 period. The increase in revenues was attributable to additional revenues from the Einstein Bros. and Noah's brands acquired in June 2001. Retail sales increased to $184.6 million or 92.6% of total revenues for the 2002 period from $21.8 million or 62.4% of total revenues for the comparable 2001 period. The increase was attributable to the addition of company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues increased to $12.0 million or 6.0% of total revenues for the year-to-date period ended July 2, 2002 from $10.0 million or 28.8% of total revenues for the comparable 2001 period. The increase in manufacturing revenues results from the inclusion of manufacturing revenues associated with manufacturing facilities acquired as the result of the Einstein Acquisition in June 2001 offset by a decrease resulting from a lower franchise store base in comparison to prior year. Franchise related revenues decreased 13.7% to $2.6 million or 1.3% of total revenues for fiscal quarter 2002 from $3.1 million or 8.8% of total revenues for the comparable 2001 period. The decrease in franchise related revenues reflects a lower average franchise store base in the 2002 period.

Costs and Expenses

        Cost of sales as a percentage of related manufacturing and retail sales decreased to 81.9% for the fiscal year-to-date period ended July 2, 2002 from 85.4% for the comparable 2001 period. The decline primarily resulted from the Einstein acquisition and the shift to a retail store base.

        General and administrative expenses increased to $22.6 million or 11.4% of total revenues for the year-to-date period ended July 2, 2002 from $8.0 million or 23.0% of total revenues, for the comparable 2001 period. The increase is attributable to additional general and administrative costs resulting from the Einstein Acquisition. In addition, general and administrative expenses for 2002 include approximately $2.5 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to former officers and employees of the Company. Such unauthorized bonuses were offset against payments to be made in connection with the separation of certain officers and employees of the Company. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the Company's voluntary internal investigation of the unauthorized bonus payments.

        Depreciation and amortization expenses increased to $15.0 million or 7.5% of total revenues for the 2002 period from $1.9 million or 5.3% of total revenues for the comparable 2001 period. The increase was primarily attributable to depreciation on assets acquired in the Einstein Acquisition offset by the implementation of SFAS 142 whereby goodwill and other intangibles with indefinite lives are no longer required to be amortized.

        The provision for integration and reorganization costs was $0.6 million of income in 2002 versus $4.4 million expense in the 2001 year to date period. The change was due to actual expenses incurred being less than initial estimates, resulting in income from the reversal of the associated liability in 2002.

        In 2001 the Company incurred an impairment charge in connection with the realization of assets held for sale of $3.3 million. The charge resulted from management's evaluation of assets held for sale in connection with SFAS 121.

        Interest expense, net for the year-to-date period ended July 2, 2002 increased to $24.6 million from $6.5 million for the comparable 2001 period. The increase was primarily the result of interest and related costs incurred on debt utilized to finance the Einstein Acquisition.

        The cumulative change in the fair value of derivatives was a charge of $3.9 million for 2002 compared to income of $10.7 million in 2001. These changes are a result of the following factors: quantity of warrants to be valued; stock price fluctuation; issuance of additional warrants, and movement of warrants between liability and equity. See further explanation of derivative accounting in Note 13.

        In the year to date period ended July 3, 2001, the Company recorded a loss of $16.6 million from the extinguishment of the Greenlight obligation as a result of the execution of a certain Letter Agreement dated June 19, 2001 with Greenlight that resulted in an extinguishment of its Bond Purchase Agreement dated January 17, 2001 pursuant to EITF 96-19.

        In the fiscal 2001 period the Company recorded a permanent impairment in the value of investments of $5.8 million to adjust the carrying value of such investments based on its estimates of the proceeds the Company would receive from the bankruptcy estate of Einstein.

        Provision for income taxes was essentially unchanged.

        Net loss for the year-to-date period ended July 2, 2002 was $27.5 million compared to a net loss of $27.9 million for the comparable 2001 period. The slightly lower loss in 2002 resulted from an increase in income from operations and no charges for impairments or debt extinguishments offset by increased interest expense and the impact of the cumulative change in the fair value of derivatives.

Supplemental Unaudited Analysis of the Year-To-Date Period Ended July 2, 2002 to the Pro Forma Comparable Period Ended July 3, 2001.

        The following unaudited pro forma financial data for the year-to-date period ended July 3, 2001 gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the period reported. All of the following unaudited pro forma financial data gives effect to purchase accounting adjustments necessary to reflect the Einstein Acquisition. These pro forma results has been prepared for the purpose of supplementary analysis only in order to assist in the evaluation of changes and trends in the Company's business and do not purport to be indicative of what operating results would has been had the acquisition actually taken place as of the beginning of the period reported, and may not be indicative of future operating results. Financial data for the year-to-date period ended July 2, 2002 are actual results.

	Year-to-Date Actual July 2, 2002	As Restated Year-to-Date Pro forma July 3, 2001
	(amounts in thousands)
Statements of Operations Data:
Retail Sales	$184,568	$189,108
Manufacturing Revenue	12,010	12,187
Franchise Related Revenues	2,647	3,148

Total Revenues	$199,225	$204,443

Cost of Sales	161,131	170,734
General and administrative expense	22,645	22,270

Revenues

        Total revenues declined 2.6% to $199.2 million for the year-to-date period ended July 2, 2002 from pro forma total revenues of $204.4 million in the fiscal 2001 period. The decrease is the result of management's decision to close under-performing company-operated stores.

Cost of Sales

        Cost of sales expressed as a percentage of the related retail and manufacturing sales decreased to 81.9% for the year-to-date period ended July 2, 2002 from pro forma cost of sales of 84.8% for the 2001 period. The decrease is the result of management's decision to close under-performing company-operated stores.

General and Administrative Expenses

        General and administrative expenses increased 1.7% to $22.6 million for the year-to-date period ended July 2, 2002 compared to pro forma general and administrative expenses of $22.3 million for the fiscal 2001 period. General and administrative expenses for the 2002 period include charges of approximately $2.5 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to certain former officers and employees. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the voluntary internal investigation of the unauthorized bonus payments. The 2001 period contained higher than normal consulting and legal fees related to the Einstein acquisition.

Liquidity and Capital Resources

        At July 2, 2002, the Company had a working capital deficit of $161.2 million compared to a working capital deficit at January 1, 2002 of $150.0 million. The working capital deficit is due primarily to the classification of the $140 Million Facility a current liability. The $140 Million Facility matures on June 15, 2003. The Indenture to the $140 Million Facility contains certain restrictive covenants, including certain financial covenants that are required to be measured on an annual basis, such as minimum consolidated cash flow and capital expenditures, each defined in the Indenture. The Company has violated certain of these covenants, which could trigger an event of default if the Company was to receive a written notice of default from the trustee or holders that was not cured in 30 days. Although no notice of default has been received, the amounts outstanding under the $140 Million Facility have been classified as current for all periods presented. The Company has not obtained waivers from the trustee or holders.

        The increase in the working capital deficit of $11.2 million is primarily due to a change in payment terms for a major vendor and collateralization of bonds.

        The Company had net cash used in operating activities of $3.8 million for the year-to-date period ended July 2, 2002 compared with net cash provided by operating activities of $2.9 million for 2001. The decrease in cash provided by operating activities was attributable to changes in operating assets and liabilities, specifically due to the acceleration of payments related to the termination of the distribution agreement, the expenses related to the unauthorized bonuses and the internal investigation as well as an increase in prepaid expenses relative to new insurance policies.

        The Company had net cash provided by investing activities of $22.9 million for the 2002 period compared with net cash used in investing activities of $187.6 million for 2001. During 2001, cash used in investing activities was attributable to its investment in debt securities and the Einstein Acquisition. In 2002, the Company received $24.2 million in proceeds from the bankruptcy estate's distribution of funds to bond holders.

        The Company had $24.7 million net cash used in financing activities for the year-to-date period ended July 2, 2002 compared with net cash provided by financing activities of $196.1 million for the year-to-date period ended July 3, 2001. During 2001, cash provided by financing activities relates to the issuance of Series F Preferred Stock and proceeds for issuance of debt related to the Einstein Acquisition. In 2002, the Company used the proceeds received from its investment in debt securities to pay off a portion of the Bridge Loan, as required by the agreement.

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

        On June 19, 2001, the Company consummated a private placement of 140,000 units consisting of $140 million of Senior Increasing Rate Notes due 2003 with detachable warrants for the purchase of 13.7 million shares of the Company's Common Stock, exercisable at $0.01 per share. The proceeds, net of discount and related offering expenses, were $122.4 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition, to repay the Company's then-existing bank debt and for general working capital purposes. The $140 Million Facility initially bore interest at 13% per annum, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum of 18%. In addition, since the Company has not completed a registered exchange offer for the $140 Million Facility, the Company began paying additional interest on the $140 Million Facility on November 17, 2001 at the rate of 0.25% per annum increasing by 0.25% each 90 days that such default continues up to a maximum rate of additional interest of 1% per annum.

        On June 19, 2001, the Company obtained a $35 million asset-backed secured loan to the Company's wholly owned non-restricted subsidiary, New World EnbcDeb Corp. ("EndcDeb Corp."). The proceeds, net of discount and related offering expenses, were $32.2 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the "EnbcDeb Notes"), is secured by Einstein bonds owned by EnbcDeb Corp. The EnbcDeb Notes matured on June 15, 2002. Because EnbcDeb Corp. is a non-restricted subsidiary, a default on the EnbcDeb Notes does not result in a default under the Notes or the Company's revolving loan facility. Interest on the EnbcDeb Notes initially accrues at the rate of 14% per annum, increasing by 0.35% on the fifteenth day of each month following issuance, plus 2% per annum penalty on overdue amounts. As previously mentioned, since the EnbcDeb Notes matured on June 15, 2002, the additional 2% penalty is effective as a result of the default. Interest is payable on the fifteenth day of every month and may be paid in kind at the Company's option. As of July 2, 2002, the EnbcDeb Notes had a carrying value of $16 million. The Company must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes. To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will has the option to require the Company to issue them preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 5% of its fully diluted Common Stock. If the amount of the deficiency is $5.0 million or greater, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 10% of its fully diluted Common Stock. The Company has classified these contingently issuable warrants as a derivative liability within its consolidated balance sheet.

        On January 17, 2001, the Company entered into a Bond Purchase Agreement with Greenlight. Pursuant to the agreement, Greenlight formed a limited liability company, GNW, and contributed $10 million to GNW to purchase Einstein bonds. The Company is the exclusive manager of GNW. The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, the Company issued Greenlight warrants to purchase an aggregate of 4,242,056 shares of its Common Stock at $0.01 per share. On June 19, 2001, GNW, Greenlight, and the Company, entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes. The Company is required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes. To the extent that there are any excess proceeds, the Company is required to pay them to Greenlight. If Greenlight does not receive a return equal to its Guaranteed Return, the Company is obligated to issue Greenlight Series F preferred stock with a face amount equal to the deficiency and warrant coverage equal to 1.125% of the Company's fully diluted Common Stock for each $1 million of deficiency. The Company has classified these contingently issuable warrants as a derivative liability within the Company's consolidated balance sheet.

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

Seasonality and General Economic Trends

        The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, management believes based on industry experience that the Company would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by the Company of existing stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings. Although few, if any, of the Company's employees are paid at minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for its employees, which would increase the Company's labor costs and those of the Company's franchisees and licensees.

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

        In addition, the Company's franchise operations are subject to regulation by the Federal Trade Commission. The Company's franchisees and the Company must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to the Company's business. The failure to comply with federal, state and local rules and regulations would have an adverse effect on the Company's franchisees and the Company

        Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although the Company is not aware of any environmental conditions that require remediation by the Company under federal, state or local law at the Company's properties, the Company has not conducted a comprehensive environmental review of its properties or operations and no assurance can be given that the Company has identified all of the potential environmental liabilities at its properties or that such liabilities would not have a material adverse effect on the Company's financial condition.

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

  The holders of our Series F Preferred Stock control the Company.

        Halpern Denny III, L.P. ("Halpern Denny"), one of the holders of Series F preferred stock, currently beneficially owns 50.1% of the Company's Common Stock. The other holders of the Company's Series F preferred stock currently beneficially own an aggregate of an additional 39.5% of the Company's Common Stock. In addition, because the Series F preferred stock has remained outstanding for more than one year, the holders of Series F preferred stock are entitled to receive additional warrants. In addition, the holders of Series F preferred stock currently have the right to designate up to four members of the Company's Board of Directors and, in the event that any dividends on the Series F preferred stock are in arrears, or if the Series F preferred stock is not redeemed in accordance with its terms, the holders of the Series F preferred stock will be entitled to designate at least 50% of the members of the Company's board of directors. Pursuant to applicable law, we have been unable to pay the Series F preferred stock dividends that were due to them on June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003. Such dividends are being accrued. This concentration of voting power could allow Halpern Denny and/or the other holders of the Series F preferred stock to direct the Company's affairs, and may also have the effect of delaying or preventing a change of control.

PART II—OTHER INFORMATION
NEW WORLD RESTAURANT GROUP, INC.
JULY 2, 2002

Item 1. Legal Proceedings.

        On April 3, 2002, the Securities and Exchange Commission initiated an investigation relating to the reasons for the delay in filing New World Restaurant Group Inc.'s Form 10-K for the fiscal year January 1, 2002 and the resignation of its former Chairman, R. Ramin Kamfar, and the termination of its former Chief Financial Officer, Jerold E. Novack.

        There is also a Department of Justice inquiry relating to the above-referenced issues.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable

Item 3. Defaults upon Senior Securities.

        In 2001, the Company entered into a $35 million asset-backed secured loan due June 15, 2002 (the "Bridge Loan") through New World EnbcDeb Corp., a wholly owned subsidiary of the Company ("EnbcDeb Corp."). Pursuant to the terms of a Note Purchase and Security Agreement dated as of June 19, 2001, EnbcDeb Corp. sold $35 million aggregate principal amount of secured increasing rate notes to third parties. The aggregate proceeds were $33,250,000. The notes are secured by EnbcDeb Corp.'s investment in $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp. (the "Einstein Bonds"). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by 0.35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at EnbcDeb Corp.'s option. EnbcDeb Corp. is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid in part from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. To the extent that the proceeds received by EnbcDeb Corp. from the Einstein bankruptcy estate are insufficient to repay these notes, the holders of the notes will has the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants, exercisable at $0.01 per share, to purchase 5% of the fully-diluted shares of common stock of the Company. If the amount of such deficiency is greater than or equal to $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants, exercisable at $0.01 per share, to purchase 10% of the fully-diluted shares of common stock of the Company. At July 2, 2002, the carrying amount of the Bridge Loan was $16.0 million. The Company anticipates the Bridge Loan balance will be retired in 2003, at the conclusion of the Einstein bankruptcy estate, through the issuance of preferred stock.

        The holders of shares of Series F preferred stock are entitled to receive, when, as and if declared by the board of directors of the Company, and to the extent of funds legally available therefore, cumulative dividends payable quarterly, on each March 31, June 30, September 30 and December 31. Such dividends are required to be paid, for each quarterly period, at the rate of 16% per annum (the "Dividend Percentage Rate") of the Liquidation Preference ($1,000, as adjusted for any stock dividends, combinations or splits with respect to such shares), payable each quarter as payment in kind Series F preferred stock at the rate of 4% per quarter; provided, however, that the Dividend Percentage Rate for the Series F preferred stock shall be increased by an additional 2% per semi-annum on each January 18 and July 18, commencing on (i) January 18, 2002 with respect to any shares of Series F Preferred Stock issued on or prior to March 31, 2001 and (ii) June 30, 2002 with respect to any shares of Series F Preferred Stock issued after March 31, 2001, on each outstanding share of Series F Preferred Stock until such shares of Series F Preferred Stock has been redeemed in full by the Company. The Company did not pay the dividend that was due on June 30, 2002, since it did not has the funds legally available to declare such dividend.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable

Item 5. Other Information.

        Not applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  10.1
  Amended and Restated Employment Agreement, dated as of June 17, 2002, between the Company and Anthony Wedo.

  99.1
  Certification of Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respect to the Company's quarterly report on Form 10-Q for the quarter ended July 2, 2002.

  (b)
  Reports on Form 8-K filed during the quarter ended July 2, 2002

    On June 24, 2002, the Company filed a Form 8-K and related press relating to the Company's announcement of its unaudited results for the quarter ended April 2, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
Date: May 14, 2003	By:	/s/ ANTHONY D. WEDO Anthony D. Wedo Chairman and Chief Executive Officer

Certifications

        I, Anthony D. Wedo, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of New World Restaurant Group, Inc.;

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

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company has:

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

        5.     The registrant's other certifying officers and I has disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and has identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who has a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Dated: May 14, 2003	/s/ ANTHONY D. WEDO Anthony D. Wedo Chairman and Chief Executive Officer and Principal Accounting Officer

QuickLinks

NEW WORLD RESTAURANT GROUP, INC. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES July 2, 2002
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED BALANCE SHEETS AS OF JULY 2, 2002 AND JANUARY 1, 2002 (in thousands, except share and per share data)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JULY 2, 2002 AND JULY 3, 2001 AND YEAR TO DATE PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001 (UNAUDITED) (in thousands, except earnings per share and related share information)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR TO DATE PERIODS ENDED JULY 2, 2002 AND JULY 3, 2001 UNAUDITED (in thousands)
NEW WORLD RESTAURANT GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION NEW WORLD RESTAURANT GROUP, INC. JULY 2, 2002
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
Signatures
Certifications