Form 10-Q
period 2002-10-01
NEW WORLD RESTAURANT GROUP INC
filed 2003-05-14
CIK 949373

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2002
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
Common Stock, $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒.

        As of April 30, 2003, 51,016,857 shares of Common Stock of the registrant were outstanding.

Explanatory Note

        On July 29, 2002, the Company dismissed Arthur Andersen LLP as its auditors and retained Grant Thornton LLP. In reviewing the Company's first quarter 2002 filing, the Company and Grant Thornton determined that the Company had not appropriately accounted for the debt and equity instruments used for the acquisition (the "Einstein Acquisition") of substantially all of the assets of Einstein/Noah Bagel Corporation and its majority owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Einstein")—see Note 5 to the consolidated financial statements of the Company included in this Form 10-Q.

        As a result of the foregoing, the Company engaged Grant Thornton to reaudit its financial statements for the years ended January 1, 2002 and December 31, 2000, which resulted in, among other things, restatements to the Company's accounting for the debt and equity instruments used for the Einstein Acquisition, purchase accounting for certain acquisitions and assets held for resale. The restatement affected periods prior to 2000. The impact of the restatements on such prior periods was reflected as an adjustment to opening retained earnings at the beginning of 2000. The restatement also required the Company to amend its previously filed Form 10-Q for the quarter ended April 2, 2002.

        The restatement of previously issued financial statements increased the Company's net loss available to common stockholders for the year ended January 1, 2002 by approximately $22.4 million and decreased the Company's net income available to common stockholders for the year ended December 31, 2000 by $11.8 million. For the year ended January 1, 2002, basic and diluted loss per common share, were decreased by $1.15. For the year ended December 31, 2000, basic earnings per common share decreased by $0.95 and diluted earnings per share decreased by $0.92. For the three and nine months ended October 2, 2001, the company's net loss available to common stockholders decreased by $27.6 million and increased by $20.2 million, respectively. Basic and diluted loss per common share for the comparable three and nine month periods decreased by $1.24 and increased $0.81 per common share, respectively.

        For a description of the restatements, see Note 3, Restatement—2001 and 2000, to the consolidated financial statements of the Company, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

        The Company did not amend its annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the restatement that ended on or prior to January 1, 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon.

        For a discussion of events and developments subsequent to October 1, 2002, see the Company's annual report on Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q.

NEW WORLD RESTAURANT GROUP, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

OCTOBER 1, 2002

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 1, 2002 AND JANUARY 1, 2002

(In thousands, except share and per share information)

	(Unaudited) October 1, 2002	As Restated January 1, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$7,320	$15,478
Franchise and other receivables, net	5,419	5,520
Due from bankruptcy estate	14	3,918
Current maturities of notes receivables	212	234
Inventories	4,823	5,206
Prepaid expenses and other current assets	4,983	1,812
Investment in debt securities	17	34,174
Assets held for resale	—	1,397

Total current assets	22,788	67,739
Property, plant and equipment, net	85,030	101,117
Notes and other receivables, net	—	330
Trademarks and recipes, net	100,174	105,958
Goodwill, net	4,875	4,875
Debt issuance costs and other assets	1,458	3,237

Total Assets	$214,325	$283,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$15,076	$19,684
Accrued expenses	25,071	29,481
Short-term debt and current portion of long-term debt	147,504	168,394
Current portion of obligations under capital leases	163	152

Total current liabilities	187,814	217,711
Senior notes and other long-term debt	11,795	12,119
Obligations under capital leases	428	538
Derivative liability	3,800	9,402
Other liabilities	11,479	13,191

Total liabilities	215,316	252,961
Series F preferred stock, $.001 par value; 116,000 shares authorized; 85,541 and 75,103 shares issued and outstanding	77,794	57,338
Stockholders' deficit:
Common stock, $.001 par value; 150,000,000 shares authorized; 18,141,465 and 17,481,394 shares issued and outstanding	18	17
Additional Paid-In capital	85,957	80,203
Accumulated deficit	(164,760)	(107,263)

Total stockholders' deficit	(78,785)	(27,043)

Total Liabilities and Stockholders' Deficit	$214,325	$283,256

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRD QUARTER ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001
AND YEAR TO DATE PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001

(UNAUDITED)

(In thousands, except share and per share information)

	Third Quarter Ended		Year to Date Ended
		As Restated		As Restated
	October 1, 2002	October 2, 2001	October 1, 2002	October 2, 2001
Revenues:
Retail sales	$91,367	$92,505	$275,935	$114,261
Manufacturing revenues	5,893	6,094	17,903	16,111
Franchise related revenues	1,437	1,435	4,084	4,503

Total revenues	98,697	100,034	297,922	$134,875
Cost of sales	80,701	82,318	241,833	109,325
General and administrative expenses	12,253	9,760	34,898	17,768
Depreciation and amortization	8,245	5,537	23,240	7,395
Provision for integration and reorganization costs	3,301	35	2,749	4,425
Impairment charge in connection with realization of assets held for sale	—	—	—	3,259

Income (loss) from operations	(5,803)	2,384	(4,798)	(7,297)
Interest expense, net	(9,943)	(24,404)	(34,547)	(30,926)
Cumulative change in the fair value of derivatives	4,056	40,479	198	51,144
Permanent impairment in the value of investment in debt securities	—	—	—	(5,806)
Loss from extinguishment of Greenlight obligation	—	—	—	(16,641)
Other income (expense)	2,366	(19)	2,471	221

Income (loss) before income taxes	(9,324)	18,440	(36,676)	(9,305)
Provision for income taxes	214	—	366	167

Net income (loss)	(9,538)	18,440	(37,042)	(9,472)
Dividends and accretion on preferred stock	(6,926)	(6,550)	(20,455)	(51,913)

Net income (loss) available to common stockholders	$(16,464)	$11,890	$(57,497)	$(61,385)

Net income (loss) per common share—Basic	$(0.18)	$0.31	$(0.69)	$(1.69)

Net income (loss) per common share—Diluted	$(0.18)	$0.30	$(0.69)	$(1.69)

Weighted average number of common shares outstanding:
Basic	93,162,252	38,856,859	82,760,841	36,220,568

Diluted	93,162,252	39,531,187	82,760,841	36,220,568

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR TO DATE PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001

(UNAUDITED)

(In thousands)

	October 1, 2002	As Restated October 2, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,042)	$(9,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,240	7,395
Provision for integration and reorganization	2,749	4,425
Permanent impairment in value of investment in debt securities	—	5,806
Cumulative change in fair value of derivatives	(198)	(51,144)
Loss from extinguishment of Greenlight obligation	—	16,641
Amortization of debt issuance costs	1,726	3,336
Amortization of debt discount	9,225	16,607
Notes issued as paid in kind for interest on Bridge Loan	3,282	1,215
Stock issued for compensation and consulting	352	2,605
Gain on sale of debt securities	(2,537)	(241)
Impairment charge in connection with the realization of assets	—	3,259
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	4,357	(10,217)
Accounts payable and accrued expenses	(9,534)	14,816
Other assets and liabilities	(4,652)	(1,783)

Net cash provided by (used in) operating activities	(9,032)	3,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,513)	(1,921)
Proceeds from the sale of assets held for resale	1,397	—
Net cash paid for acquisitions	—	(161,491)
Investment in debt securities	—	(29,734)
Proceeds from the sale of debt securities	36,711	3,885

Net cash provided by (used in) investing activities	34,595	(189,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(7,965)
Proceeds from issuance of debt	3,000	171,700
Proceeds from issuance of Series F preferred stock, net of fees	—	46,370
Repayment of notes payable	(36,721)	(14,137)

Net cash provided by (used in) financing activities	(33,721)	195,968
Net increase (decrease) in cash	(8,158)	9,955
Cash and cash equivalents, beginning of period	15,478	2,271

Cash and cash equivalents, end of period	$7,320	$12,226

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at October 1, 2002 and the results of its operations and its cash flows for the three- and six month periods ended October 1, 2002 and October 2, 2001. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three- and six-month periods ended October 1, 2002 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of January 1, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission.

        Certain reclassifications have been made to confirm previously reported data to the current presentation.

        During 2001, the Company changed its name from New World Coffee-Manhattan Bagel, Inc. to New World Restaurant Group, Inc.

2.     Liquidity

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in recent years, and such losses have continued through unaudited periods in 2003. The Company also has a deficit in stockholders' equity of approximately $78,786,000 as of October 1, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by approximately $165,026,000. During the year ended January 1, 2002 and December 31, 2002, and continuing into 2003, the Company was in violation of certain covenants on the indenture for the Company's $140 million aggregate principal amount of notes due June 15, 2003 (the "$140 Million Facility"). This could be considered an event of default under the indenture if the Company was unable to cure the violation within thirty days of receiving written notice from the trustee or holders specifying the default; however, such notice has not been received as of the date of this filing. If such notice and failure to cure were to occur, the entire amount of the $140 Million Facility could become immediately due and payable. For this reason, the $140 Million Facility has been classified in current liabilities as of October 1, 2002 and January 1, 2002. In any event, the $140 Million Facility matures on June 15, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

        The Company has also initiated cost reduction programs that stem primarily from the integration of Einstein into the Company, including supply chain efficiencies and reductions in overhead as a result of the elimination of duplicative functions and the streamlining of various functional areas. While most of these initiatives commenced in fiscal 2002, the full-year effect is not expected to be realized until 2003 and beyond. In addition, the Company incurred substantial expenses in 2002 related to (1) the payment of unauthorized bonuses to certain members of former management as well as the internal investigation that ensued and (2) legal and advisory fees related to various efforts to refinance the $140 Million Facility and the Company's revolving line of credit, which are not anticipated to recur at similar levels in 2003. Although there is no assurance that funding will be available to refinance or retire the $140 Million Facility, the Company believes that its current business plan, if successfully funded, will improve its operating results and cash flow in the future.

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

4.     Restatements

        The Company has determined that certain of its accounting practices in previous years did not reflect the proper application of accounting principles generally accepted in the United States ("GAAP"). Accordingly, the Company has restated its financial statements for fiscal 2000, fiscal 2001 (including all quarters), and the opening balances of certain accounts in 2000. For a complete discussion of the restatement adjustments, see Note 3 to the Company's audited financial statements included in the 2002 Form 10-K.

        The primary effects of the restatements for the quarter and year-to-date periods ended October 2, 2001, are summarized in the tables below:

Quarter Ended October 2, 2001	Revenue	Income From Operations	Net Income (Loss) Available To Common	Stockholders' Equity/(Deficit)
	(amounts in thousands)
As previously reported	$100,448	$2,231	$(15,752)	$40,865
Adjustments:
Beginning balance(1)	—	—	—	(12,768)
Reorganization accruals(2)	—	(34)	(34)	(34)
Manufacturing revenue and COGS(3)	(414)	—	—	—
Assets held for resale(4)	—	190	170	170
Purchase accounting(5)	—	(455)	(455)	(455)
Other(6)	—	452	452	59
Debt, preferred stock and equity(7)	—	—	27,509	(46,585)

Total adjustments	(414)	153	27,642	(59,613)

As restated	$100,034	$2,384	$11,890	$(18,748)

Year-to-Date Period Ended October 2, 2001	Revenue	Loss From Operations	Net Loss Available To Common	Stockholders' Equity/(Deficit)
	(amounts in thousands)
As previously reported	$136,155	$(5,702)	$(41,174)	$40,865
Adjustments:
Beginning balance(1)	—	—	—	(15,766)
Reorganization accruals(2)	—	(352)	(352)	(352)
Manufacturing revenue and COGS(3)	(1,280)	—	—	—
Assets held for resale(4)	—	146	126	126
Purchase accounting(5)	—	(1,505)	(1,505)	(1,505)
Other(6)	—	116	116	4,469
Debt, preferred stock and equity(7)	—	—	(18,596)	(46,585)

Total adjustments	(1,280)	(1,595)	(20,211)	(59,613)

As restated	$134,875	$(7,297)	$(61,385)	$(18,748)

(1)
Represents the cumulative impact of restatements discussed in notes (2) through (7) below on stockholders' equity (deficit) at the beginning of the period, primarily related to the debt and equity adjustments.

(2)
The Company established certain accrued liabilities in connection with expected liabilities to be incurred related to reorganization and integration of Manhattan Bagel Corporation ("MBC") and Chesapeake Bagel Bakery ("CBB"). The Company has analyzed these accruals and determined that certain transactions did not meet the criteria to be recorded as reorganization and integration liabilities in purchase accounting, and accordingly, such amounts have been expensed as general and administrative expenses.

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

(7)
The Company has determined that the accounting treatment of many of its debt and equity instruments issued in 2001 was incorrect with respect to the initial allocation of the proceeds from issuance between the debt and equity instruments and associated freestanding warrants, the classification of, and accounting treatment for, the obligation to issue additional warrants in the future if the debt or equity instrument was not redeemed, the classification of certain freestanding warrants, the recognition of increasing rate dividends and interest rates, the amortization of the discount associated with warrants and issuance costs, and the extinguishment of certain instruments upon significant changes in terms. Affected instruments include: Series D preferred stock, Series F preferred stock, the Bond Purchase Agreement with Greenlight and a certain letter agreement dated June 19, 2001 between Greenlight and the Company, the Bridge Loan, and the $140 Million Facility which are further outlined below.

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

        As a result of the maximum number of additional warrants that could be issued under the Bond Purchase Agreement (the "Bond Purchase Agreement") dated as of January 17, 2001 by and among the Company and Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., and Greenlight Capital Offshore, LTD. (collectively, "Greenlight") exceeding the Share Cap (see Note 13), the Company concluded that the obligation to issue warrants in the future could not be classified within stockholders' equity on the date of issuance. However, as a result of the subsequent extinguishment of the Series D preferred stock, the obligation to issue warrants in the future under the Bond Purchase Agreement did not exceed the Share Cap and, accordingly, the liability established was reclassified to stockholders' equity in accordance with EITF 00-19. The Company included the impact of the increases in the interest rate associated with the instrument and the amortization of any related discount in its effective interest rate calculations. The Letter Agreement between Greenlight and the Company executed in June 2001 resulted in a substantial modification that requires accounting as an extinguishment pursuant to EITF 96-19, primarily due to the additional warrant coverage ("deficiency warrants") provided in the Letter Agreement in the event the proceeds from the 7.25% convertible debentures due 2004 of Einstein/Noah Bagel Corporation (the "Einstein Bonds") were not sufficient to retire the Greenlight obligation. The extinguishment resulted in a loss from extinguishment of Greenlight obligation of $16,641,566 in the quarter ended July 3, 2001 representing the difference between the fair value of the new debt obligation and the carrying amount of the extinguished debt, plus the fair value of the estimated deficiency warrants that were recorded as a liability. Additionally, the Greenlight obligation is presented in the financial statements as debt with interest expense thereon recorded within the statement of operations since its inception. Previously issued 2001 financial statements reflected the obligation as minority interest through June 19, 2001, with the interest expense being classified as minority interest expense on the statement of operations.

        For a detailed description of the debt, preferred stock and equity adjustments, see the Company's annual report on Form 10-K for the year ended December 31, 2002, which is being filed concurrently with this Form 10-Q.

        The major components of the Company's short-term and long-term debt are included in the accompanying balance sheet as follows:

	Unaudited October 1, 2002	As Restated January 1, 2002
	(amounts in thousands)
Greenlight Obligation	$10,754	$10,437
Bridge Loan	4,685	34,350
$140 Million Facility	137,672	132,041
BET Revolver	3,000	—
All other debt	3,188	3,685

	159,299	180,513
Less current portion	(147,504)	(168,394)

Long-term debt	$11,795	$12,119

        The components of Series F preferred stock, Greenlight obligation, the $35 million assets-backed loan to the Company's non-restricted subsidiary, New World Enbc Deb Corp. (the "Bridge Loan"), and the $140 Million Facility are included in the accompanying balance sheet as follows:

Series F Preferred Stock

	Unaudited October 1, 2002	As Restated January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Series F preferred stock, $16,398 of which was the value of the Series D conversion	$66,398	$66,398
Discount attributable to fees and commissions.	(3,254)	(3,254)
Discount attributable to initial and future warrants.	(33,027)	(33,027)
Accreted PIK preferred stock	19,173	8,735
Extinguishment of discount	8,271	8,271
Effective dividend amortization of discount	20,233	10,215

	$77,794	$57,338

Greenlight Obligation

	Unaudited October 1, 2002	As Restated January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Greenlight obligation	$10,000	$10,000
Discount attributable to initial and future warrants.	(4,316)	(4,316)
Extinguishment of discount	4,195	4,195
Effective interest amortization of discount	875	558

	$10,754	$10,437

Bridge Loan

	Unaudited October 1, 2002	As Restated January 1, 2002
	(amounts in thousands)
Original face value of Bridge Loan	$35,000	$35,000
Issuance discount from face value	(1,750)	(1,750)
Discount attributable to future warrants	(5,365)	(5,365)
Accreted PIK interest	5,909	2,627
Effective interest amortization of discount	7,115	3,838
Principal payments	(36,224)	—

	$4,685	$34,350

$140 Million Facility

	Unaudited October 1, 2002	As Restated January 1, 2002
	(amounts in thousands)
Original face value of $140 Million Facility	$140,000	$140,000
Issuance discount from face value	(11,550)	(11,550)
Discount attributable to initial and future warrants.	(17,312)	(17,312)
Effective interest amortization of discount.	26,534	20,903

	$137,672	$132,041

        Outstanding warrants for the purchase of the Company's common stock that are exercisable for $0.01 per share are included in the computation of the loss per share—basic and diluted, in the Company's restated financial statements, in accordance with paragraph 10 of SFAS 128—Earnings Per Share. These warrants were previously excluded from the loss per share calculation.

        The following tables present the impact of the restatements as previously discussed on a condensed basis as of January 1, 2002, and for the quarter and year-to-date periods ended October 2, 2001.

Condensed Balance Sheets
(amounts in thousands, except per share data)

	As Previously Reported January 1, 2002	As Restated January 1, 2002
Balance Sheet:
Current assets	$71,200	$67,739
Total assets	305,858	283,256
Current liabilities	91,442	217,711
Total liabilities	232,181	252,961
Series F preferred stock	46,743	57,338
Common stock	17	17
Additional paid-in capital	100,189	80,203
Retained (deficit)	(73,272)	(107,263)
Total stockholders' equity (deficit)	26,934	(27,043)

Condensed Income Statements
(amounts in thousands, except per share data)

	For the Quarter Ended October 2, 2001		For the Year-to-Date Period Ended October 2, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations:
Total revenues	$100,448	$100,034	$136,155	$134,875
Cost of sales	82,870	82,318	110,763	109,325
General and administrative expense	9,722	9,760	15,953	17,768
Depreciation and amortization	5,625	5,537	7,950	7,395
Provision for integration and reorganization costs	—	35	4,391	4,425
Impairment charge in connection with the realization of assets held for sale	—	—	2,800	3,259
Income (loss) from operations	2,231	2,384	(5,702)	(7,297)
Interest expense, net	(12,123)	(24,404)	(15,678)	(30,926)
Cumulative change in the fair value of derivatives	—	40,479	—	51,144
Loss from extinguishment of Greenlight obligation	—	—	—	(16,641)
Permanent impairment in the value of Investment in debt securities	—	—	(5,806)	(5,806)
Income (loss) before income taxes	(9,892)	18,440	(26,945)	(9,305)
Minority interest	—	—	1,578	—
Net Income (loss)	(9,892)	18,440	(28,690)	(9,472)
Dividends and accretion on preferred stock	(5,860)	(6,550)	(12,484)	(51,913)
Net Income (loss) available to common stockholders'	(15,752)	11,890	(41,174)	(61,385)
Net Income (loss) per share (basic & diluted)	(0.93)	0.31	(2.50)	(1.69)

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

        The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition, which was determined by an independent appraisal. Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $30,000,000 as of the acquisition date. The accompanying balance sheet as of October 1, 2002 reflects approximately $14,000 as due from the Einstein bankruptcy estate. This amount is based upon the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein bankruptcy estate through the date of these financial statements.

        The following gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the pro forma period reported. The following unaudited pro forma consolidated results of operations gives effect to purchase accounting adjustments and the financings necessary to complete the acquisition. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the pro forma period reported, and may not be indicative of future operating results. Financial data for the 2002 period is actual results.

	For the Year-to-Date Period Ended (In thousands, except per share data) Unaudited
		As Restated
	Actual October 1, 2002	Pro forma October 2, 2001
Revenues	$297,922	$304,477
Net Income (loss)	$(37,042)	$4,157
Loss available to common stockholders	$(57,497)	$(33,661)
Loss per share—Basic and Diluted	$(0.69)	$(0.41)

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

	For the Quarter Ended		For the Year to Date Period Ended
		As Restated		As Restated
	October 1, 2002	October 2, 2001	October 1, 2002	October 2, 2001
Weighted average shares outstanding	17,911,962	16,688,918	17,624,917	16,189,910
Weighted average warrants exercisable for $0.01	75,250,290	22,167,941	65,135,924	20,030,658

	93,162,252	38,856,859	82,760,841	36,220,568
Dilutive warrants and options	—	674,328	—	—

	93,162,252	39,531,187	82,760,841	36,220,568

        All stock options and warrants outstanding (excluding those exercisable for $0.01) during the quarter and year to date ended October 1, 2002 and the year to date periods ended October 2, 2001, were excluded from the computation because of their anti-dilutive effect.

7.     Investment in Debt Securities.

        Investments in debt securities are reported at fair value which is based upon management's estimate of the present value of amounts expected to be recovered from the Einstein Bankruptcy Estate for the Company's investment in Einstein debt securities. Unrealized gains and losses from those securities, which are classified as available-for-sale are reported as unrealized holding gains and losses as a separate component of stockholders' equity unless the loss is deemed to be other than temporary. At October 1, 2002, the carrying amount of debt securities approximates their fair value and, accordingly, no unrealized gain or loss has been recorded.

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

        In 2002, goodwill and indefinite-lived trademarks are not amortized in accordance with SFAS 142 and other intangibles are being amortized on a straight line basis consistent with the associated estimated future cash flows. The following consolidated statements of operations data for the quarter and year-to-date periods ended October 1, 2002 and October 2, 2001 reflects the adjustment to net loss, net loss available to common stockholders and basic earnings per share resulting from the implementation of SFAS 142.

	For the Quarter Ended (in thousands, except per share data) Unaudited		For the Year-to-Date Period Ended (in thousands, except per share data) Unaudited
		As Restated		As Restated
	October 1, 2002	October 2, 2001	October 1, 2002	October 2, 2001
Reported Net income (loss) available to common stockholders	$(16,464)	$11,890	$(57,497)	$(61,385)
Add back: Goodwill amortization	—	118	—	280
Add back: Trademark amortization	—	855	—	1,160

Adjusted Net income (loss) available to common stockholders	$(16,464)	$12,863	$(57,497)	$(59,945)

Basic and diluted net income (loss) available to common stockholders per common share:
As reported	$(0.18)	$0.31	$(0.69)	$(1.69)
As adjusted	N/A	$0.33	N/A	$(1.65)

	October 1, 2002 Unaudited	As Restated January 1, 2002
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks, net of amortization of $0 and $1,984	$70,746	$70,746
Amortizing intangibles (5-year lives):
Trade Secrets	5,385	5,385
Patents-manufacturing process	33,741	33,741

	39,126	39,126
Less accumulated amortization	(9,698)	(3,914)

Total amortizing intangibles	29,428	35,212

Total intangibles	$100,174	$105,958

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

9.     Accrued Expenses

        Accrued expenses consist of the following:

	Unaudited October 1, 2002	As Restated January 1, 2002
	(amounts in thousands)
Accrued payroll and related bonuses	$9,924	$13,472
Accrued reorganization	1,860	2,936
Acquisition financing expenses	—	968
Accrued vendor contracts	—	2,714
Accrued taxes	2,676	2,100
Accrued interest	3,866	2,332
Gift certificates liability	1,253	1,224
Accrued utilities	1,219	1,190
Other	4,273	2,545

	$25,071	$29,481

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

11.   Fixed Fee Distribution Agreement

        The Company maintained a fixed fee distribution agreement with a national distribution company ("distributor") whereby the distributor supplied substantially all products for resale in the Company's company-operated restaurant locations. In addition, the Company maintained a separate fixed fee distribution agreement with the distributor for delivery of certain proprietary products to its franchised locations. Effective February 20, 2002, the Company entered into Mutual Termination Agreements with the distributor which provided for the termination of each of the fixed fee distribution agreements effective August 2, 2002. Pursuant to the restated agreement, the distributor was required to provide distribution services to all locations through August 2, 2002, which date was extended until December 2002. As a part of the agreement, the Company was required to pay the distributor $12,000,000, representing a portion of the unamortized $5,000,000 investment made by the distributor at the inception of the original agreement and a reduced amount of outstanding trade payables and other previously accrued charges. The Company recorded a reduction to general and administrative expense of $2,750,000 in the quarter ended December 31, 2002 as the carrying amount of the associated liabilities, at the time the agreement concluded in December 2002, exceeded the payments made under this agreement.

        As of November 2002, the Company had replaced the national distributor with six regional custom distributors to its Company-operated and franchised locations.

12.   Revolving Line of Credit

        On January 18, 2002, the Company entered into a Loan and Security Agreement ("loan agreement") with a lender that provided for a $7,500,000 Revolving Loan Facility ("facility"). The revolving loan facility was secured by substantially all of the assets of the Company. The underlying loan agreement provided for periodic borrowings based upon availability as calculated pursuant to the loan agreement. In addition, the loan agreement required the Company to meet certain financial covenants and placed restrictions on the Company's ability to obtain additional borrowings and to enter into certain capital transactions. The Company did not use or draw funds under the facility. Nevertheless, on March 25, 2002, the lender notified the Company that the Company was in default under certain terms and conditions of the loan agreement. As the result of these defaults, the Company was unable to obtain advances under the revolving loan facility. On May 30, 2002, the Company paid the lender $175,000 in full satisfaction of amounts due under the loan agreement.

        On May 30, 2002, the Company entered into a Loan and Security Agreement with one of the Company's principal stockholders, which provides for a $7,500,000 revolving loan facility. The facility is secured by substantially all of the Company's assets. At the time the Company entered into this facility, the Company terminated its prior revolving loan facility. Borrowings under the facility bore interest at the rate of 11% per annum until February 2003. The facility originally expired on March 31, 2003. In February of 2003, the Company extended the maturity of the revolving loan facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13%. As of October 31, 2002, $3,000,000 was outstanding under this agreement.

13.   Derivative Instruments

        Effective January 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, the Company issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events ("contingently-issuable warrants"). The Company determined that certain of these freestanding warrants, for a period of time in 2001, and contingently-issuable warrants could not be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and accordingly have classified those warrants as a liability in the balance sheet. Further, those warrants classified as a liability are subject to the provisions of SFAS 133, including the requirement to adjust the recorded amount of the warrants to fair value at each balance sheet date, with changes in fair value being recognized in earnings.

        Issued $0.01 warrants classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying common stock. As of October 1, 2002, and January 1, 2002 there were no issued warrants classified as liabilities. Contingently-issuable $0.01 warrants classified as liabilities are also recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance, the Company's assessments of the probability of refinancing its debt, and other pertinent factors. Changes in the fair value of derivative liabilities are recorded within the statement of operations. If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification the liability is adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value, with the change recorded in additional paid-in-capital.

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

14.   Additional Paid-in Capital

        Additional paid-in capital increased from $80.2 million as of January 1, 2002 to $86.0 million as of October 1, 2002 primarily due to the issuance of additional warrants under the terms of the Series F preferred stock and the $140 Million Facility agreements, that had previously been classified as a derivative liability in accordance with the policy outlined in Note 13.

15.   Reorganization and Integration

        During the quarter ended October 1, 2002, the Company implemented a plan to shut down its dough manufacturing facilities on the East Coast. When initiated, the restructuring plans were expected to take approximately one year to complete. The Company recorded a $3.3 million charge associated with this restructuring plan. Approximately $2.2 million of this charge represented a write-off of the equipment and leasehold improvements no longer usable by the Company.

        The following table displays the activity and balances of the 2002 restructuring accrual account from inception to October 1, 2002.

2002 Restructuring Accrual
(amounts in thousands)

	Balance at Beginning of Period	Initial Accrual	Application of Cost Against Accrual	Net Accrual Adjustments	Balance at end of Period
Quarter and Year-to-date period ended October 1, 2002	$0	$3,320	$(2,728)	$0	$592

        During the quarter ended July 3, 2001, the company implemented a plan to consolidate the two dough manufacturing facilities on the West Coast, eliminate duplicate labor lines of assembly, terminate certain lease obligations inclusive of several company-operated locations. When initiated, the restructuring plan was expected to take approximately one year to complete. The Company recorded a $4.4 million charge associated with this restructuring plan. Approximately $1.0 million of this charge represented a write-off of the equipment and leasehold improvements no longer usable by the Company.

2001 Restructuring Accrual
(amounts in thousands)

2002 Activity	Balance at Beginning of Period	Initial Accrual	Application of Cost Against Accrual	Net Accrual Adjustments	Balance at End of Period
Quarter ended October 1, 2002	$1,701	$—	$(414)	$(19)	$1,268

Year-to-Date Period ended October 1, 2002	$2,936	$—	$(1,097)	$(571)	$1,268

2001 Activity
Quarter ended October 2, 2001	$3,392	$—	$(206)	$35	$3,221

Year to Date Period ended October 2, 2001	$0	$3,392	$(206)	$35	$3,221

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

        In January and March 2001, the Company issued Series F preferred stock and warrants to purchase its Common Stock and equity in a newly formed affiliate, Greenlight New World, L.L.C. ("GNC"). The aggregate net proceeds of those financings of approximately $23.7 million were used to purchase Einstein bonds and pay related costs. In June 2001, the Company issued additional Series F preferred stock and warrants to purchase its Common Stock for aggregate net proceeds of $22.7 million, which were used to fund a portion of the purchase price of the Einstein Acquisition. In January 2001 the Company entered into a Bond Purchase Agreement with Greenlight Capital, L.P., Greenlight Qualified Capital, L.P. and Greenlight Capital Offshore, Ltd. (collectively, "Greenlight"). Pursuant to the agreement, Greenlight formed a limited liability company and contributed $10.0 million to be utilized for the purchase of Einstein bonds. The Company consolidated the limited liability company as debt given the terms of the agreement. In June 2001, the Company issued $140 million of Senior Increasing Rate Notes due 2003 (the "$140 Million Facility") and warrants to purchase its Common Stock. The net proceeds of approximately $122.4 million were used to fund a portion of the purchase price of the Einstein Acquisition, to repay then-outstanding bank debt and for general working capital purposes. Also in June 2001, the Company obtained a $35 million asset-backed loan to a non-restricted subsidiary, New World EnbcDeb Corp., for net proceeds of $32.2 million, which were used to fund a portion of the purchase price of the Einstein Acquisition.

        As a result of the Einstein Acquisition and the related financing transactions, management believes that period-to-period comparisons of the Company's operating results are not necessarily indicative of, and should not be relied upon as an indication of, future performance.

        Unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and former employees. A portion of those payments (approximately $1.0 million) was made in the third quarter of the Company's fiscal year ended January 1, 2002 and the balance (approximately $2.5 million) in the first quarter ended April 2, 2002. All of these payments were originally recorded in the Company's financial statements in the second and third quarters of fiscal 2001 as part of the acquisition costs associated with the Einstein Acquisition and as a restructuring charge. The Company has revised the results for those quarters so as to reverse that treatment. The aggregate of such payments (including $1.0 million in the third quarter of fiscal 2001 and $2.5 million in Q1 2002) has been recorded as general and administrative expense. An aggregate of $2.5 million of such payments was offset against payments to be made in connection with the separation of certain officers and employees from the Company. With respect to that portion of the unauthorized payments that has not been repaid or offset plus certain other unauthorized payments that have not been recovered of $0.2 million, or an aggregate of $1.2 million, the Company has recorded a receivable from the former officer. Based on its evaluation of the collectability of this amount, the Company has recorded an allowance for uncollectable receivable.

        Currently, the Company is implementing certain programs relating to the Einstein Acquisition that are expected to result in cost savings through integration of production, distribution, purchasing and general and administrative expenses. The Company expects to recognize the benefit of these savings during fiscal 2002, with the full year effect realized in 2003 and beyond. In addition, the Company intends to increase sales through the expansion of the Company's lunch daypart and new location growth, primarily through franchising and licensing.

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

Investment in Debt Securities

        Investment in debt securities includes 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp., which are classified as available for sale securities and are recorded at fair value. Fair value is based on most recent quoted market prices or, beginning in 2001 due to developments in the bankruptcy auction pursuant to Section 363 of the U.S. Bankruptcy code of Einstein/Noah Bagel Corp., the estimated value of such debt securities realizable from the proceeds of the bankruptcy estate of Einstein.

Goodwill, Trademarks and Other Intangibles

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assts, effective January 2, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess the Company's goodwill impairment requires that the Company first compares the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        In conducting its impairment analyses, the Company utilized independent valuation experts to perform the analyses and tests of its indefinite lived assets with respect to the Company's reporting units. The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed were based on management's judgment using internal and external data. The Company also utilized independent valuation experts to assist us in determining useful lives for its intangibles other than goodwill including the assessment that its Einstein trademark has an indefinite useful life. The Company's determination that this trademark, as well as its other trademarks have indefinite useful lives, is based on the fact that there are no legal, regulatory, competitive or other factors, which limit their useful lives.

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

Fiscal Quarter Ended October 1, 2002 Compared to Fiscal Quarter Ended October 2, 2001

Revenues

        Total revenues decreased slightly to $98.7 million for the fiscal quarter ended October 1, 2002 from $100.0 million for the comparable 2001 period. The decrease in revenues was primarily attributable to lower retail sales. Retail sales decreased to $91.4 million or 92.6% of total revenues for the fiscal quarter ended October 1, 2002 from $92.5 million or 92.5% of total revenues for the comparable 2001 period. The decrease was attributable to lower store counts in 2002 partially offset by an increase in comparable store sales. Manufacturing revenues decreased slightly to $5.9 million or 6.0% of total revenues for the 2002 quarter from $6.1 million or 6.1% of total revenues for the comparable 2001 period. The decrease in manufacturing revenues results from a lower franchise store base in comparison to the prior year. Franchise related revenues were unchanged at $1.4 million or 1.5% and 1.4% of revenues in 2002 and 2001, respectively.

Costs and Expenses

        Cost of sales as a percentage of related manufacturing and retail sales decreased to 83.0% for the fiscal quarter ended October 1, 2002 from 83.5% for the comparable 2001 period. The percentage decrease was primarily attributable to the cost savings, operating leverage at Einstein and the closing of the less-profitable company operated stores.

        General and administrative expenses increased to $12.3 million or 12.4% of total revenues for the 2002 fiscal quarter from $9.8 million or 9.8% of total revenues for the comparable 2001 period. The increase is attributable to legal and consulting fees related to the SEC inquiry, re-audits and cost associated with the corporate consolidation.

        Depreciation and amortization expenses increased to $8.2 million or 8.4% of total revenues for the fiscal quarter ended October 1, 2002 from $5.5 million or 5.5% of total revenues for the comparable 2001 period. The increase was primarily attributable to depreciation on assets acquired in the Einstein Acquisition partially offset by the implementation of SFAS 142, whereby goodwill and other intangibles with indefinite lives are no longer required to be amortized.

        The provision for integration and reorganization costs was and $3.3 million in the 2002 period as a result of the costs associated with implementation of a plan to shut down the Company's East Coast dough manufacturing facilities.

        Interest expense, net for the fiscal quarter ended October 1, 2002 decreased to $9.9 million from $24.4 million for the comparable 2001 period. The decrease was primarily attributable to the change in the effective interest calculation for the $140 Million facility in addition to a reduction of debt.

        The cumulative change in the fair value of derivatives decreased to $4.1 million for the quarter ended October 1, 2002 compared to $40.5 million in 2001. The income in both periods is due to the decline in the Company's stock price.

        Other income was $2.4 million in the 2002 quarter due primarily to a gain on sale of debt securities as a result of the proceeds from the Einstein Bankruptcy Estate exceeding the Company's estimate.

        Provision for income taxes was $0.2 million for the fiscal quarter ended October 1, 2002 compared with no provision for the comparable 2001 period. The 2002 period reflects the Company's current tax position and management's assessment of the potential future realization of deferred tax assets.

        Net loss for the fiscal quarter ended October 1, 2002 was $9.5 million compared to net income of $18.4 million for the comparable 2001 period. The net loss is primarily the result of the reduced cumulative change in the fair value of derivatives, as discussed above, as well as the increase in general and administrative expenses, offset by lower interest expense recorded in 2002.

Year-to-Date Period Ended October 1, 2002 Compared to the Year-to-Date Ended October 2, 2001

Revenues

        Total revenues increased to $297.9 million for the year-to-date period ended October 1, 2002 from $134.9 million for the comparable 2001 period. The increase in revenues was attributable to additional revenues from the Einstein Bros. and Noah's brands acquired in June 2001. Retail sales increased to $275.9 million or 92.6% of total revenues for 2002 from $114.3 million or 84.7% of total revenues for the comparable 2001 period. The increase was attributable to the addition of company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues increased to $17.9 million or 6.0% of total revenues for the year-to-date period ended October 1, 2002 from $16.1 million or 11.9% of total revenues for the comparable 2001 period. The increase in manufacturing revenues results from the inclusion of manufacturing revenues associated with manufacturing facilities acquired as the result of the Einstein Acquisition in June 2001 offset by a decrease resulting from a lower franchise store base in comparison to prior year. Franchise related revenues decreased 9.3% to $4.1 million or 1.4% of total revenues for the 2002 period from $4.5 million or 3.3% of total revenues for the comparable 2001 period. The decrease in franchise related revenues reflects a lower average franchise store base in the 2002 period.

Costs and Expenses

        Cost of sales as a percentage of related manufacturing and retail sales decreased to 82.3% for the year-to-date period ended October 1, 2002 from 83.9% for the comparable 2001 period. The percentage decrease was primarily attributable to the closing of the less-profitable company operated stores.

        General and administrative expenses increased to $34.9 million or 11.7% of total revenues for the year-to-date period ended October 1, 2002 from $17.8 million or 13.2% of total revenues, for the comparable 2001 period. The increase is attributable to additional general and administrative costs resulting from the Einstein Acquisition. In addition, general and administrative expenses for 2002 include approximately $2.5 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to former officers and employees of the Company. Such unauthorized bonuses were offset against payments to be made in connection with the separation of certain officers and employees of the Company. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the Company's voluntary internal investigation of the unauthorized bonus payments.

        Depreciation and amortization expenses increased to $23.2 million or 7.8% of total revenues for 2002 from $7.4 million or 5.5% of total revenues for the comparable 2001 period. The increase was primarily attributable to depreciation on assets acquired in the Einstein Acquisition, offset by the implementation of SFAS 142 whereby goodwill and other intangibles with indefinite lives are no longer required to be amortized.

        The provision for integration and reorganization costs were $2.7 million in the 2002 period compared with $4.4 million in 2001. The charge in 2002 reflects costs associated with exiting the Eatontown, N.J. facility and corporate consolidation. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

        In 2001 the Company incurred an impairment charge in connection with the realization of assets held for sale of $3.3 million. The charge resulted from management's evaluation of assets held for sale in connection with SFAS 121.

        Interest expense, net for the year-to-date period ended October 1, 2002 increased to $34.5 million from $30.9 million for the comparable 2001 period. The increase was primarily the result of interest and related costs incurred on debt utilized to finance the Einstein Acquisition.

        The cumulative change in the fair value of derivatives was $0.2 million for 2002 compared with $51.1 million in 2001. The income in both periods is due to the impact of the decline in the Company's stock price. In the 2001 comparable period, the cumulative change in the fair value of derivatives was exacerbated by a temporary increase in the number of warrants subject to liability treatment given the Company's warrant commitments exceeded its authorized shares, and its stock price fell dramatically during such period.

        In fiscal 2001 the Company recorded a permanent impairment in the value of investments of $5.8 million to adjust the carrying value of such investments based on its estimate of the proceeds the Company would receive from the bankruptcy estate of Einstein.

        In the year to date period ended October 2, 2001, the Company recorded a loss of $16.6 million from the extinguishment of the Greenlight obligation as a result of the execution of a certain Letter Agreement dated June 19, 2001 with Greenlight that resulted in an extinguishment of its Bond Purchase Agreement dated January 17, 2001 pursuant to EITF 96-19.

        Provision for income taxes was $0.4 million for the year-to-date period ended October 1, 2002 compared to $0.2 million for the comparable 2001 period. The expenses for both periods reflect the Company's then current tax position and management's assessment of no potential future realization of deferred tax assets.

        Net loss for the year-to-date period ended October 1, 2002 was $37 million compared to a net loss of $9.5 million for the comparable 2001 period. The increase in net loss is primarily the result of the cumulative change in the fair value of derivatives, as discussed above, interest expense incurred in the fiscal quarter 2002 relating to debt incurred to finance the Einstein Acquisition offset by a reduced loss from operations, and the lack of expenses related to impairment and debt extinguishment.

Supplemental Unaudited Analysis of the Year-To-Date Period Ended October 1, 2002 to the Pro Forma Comparable Period Ended October 2, 2001

        The following unaudited pro forma financial data for the year-to-date period ended October 2, 2001 gives effect to the Einstein Acquisition as if it had occurred as of the beginning of the period reported. All of the following unaudited pro forma financial data gives effect to purchase accounting adjustments necessary to reflect the Einstein Acquisition. These pro forma results have been prepared for the purpose of supplementary analysis only in order to assist in the evaluation of changes and trends in the Company's business and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of the period reported, and may not be indicative of future operating results. Financial data for the year-to-date period ended October 1, 2002 are actual results.

	Actual October 1, 2002	As Restated Pro forma October 2, 2001
	(amounts in thousands)
Statements of Operations Data:
Retail Sales	$275,935	$281,613
Manufacturing Revenue	17,903	18,281
Franchise Related Revenues	4,084	4,583

Total Revenues	$297,922	$304,477

Cost of Sales	241,833	253,052
General and administrative expense	34,898	32,030

Revenues

        Total revenues declined 2.2% to $297.9 million for the year-to-date period ended October 1, 2002 from pro forma total revenues of $304.5 million in the fiscal 2001 period. The decrease is primarily attributable to the closure of under-performing company owned stores in fiscal 2002, partially offset by an increase in comparable store sales.

Cost of Sales

        Cost of sales expressed as a percentage of the related retail and manufacturing sales decreased to 82.3% for the year-to-date period ended October 1, 2002 from pro forma cost of sales of 84.3% for the 2001 period. The decrease is primarily attributable to the closure of under-performing company owned stores.

General and Administrative Expenses.

        General and administrative expenses increased 9.0% to $34.9 million for the year-to-date period ended October 1, 2002 compared to pro forma general and administrative expenses of $32.0 million for the fiscal 2001 period. General and administrative expenses for 2002 include charges of approximately $2.6 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to certain former officers and employees. The 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the voluntary internal investigation of the unauthorized bonus payments.

Liquidity and Capital Resources

        At October 1, 2002, the Company had a working capital deficit of $165.0 million compared to a working capital deficit at January 1, 2002 of $150.0 million. The working capital deficit is due primarily to the classification of the $140 Million Facility as a current liability. The $140 Million Facility matures on June 15, 2003. The Indenture to the $140 Million Facility contains certain restrictive covenants, including certain financial covenants that are required to be measured on an annual basis, such as minimum consolidated cash flow and capital expenditures, each defined in the Indenture. The Company has violated certain of these covenants, which could trigger an event of default if the Company was to receive a written notice of default from the trustee or holders that was not cured in 30 days. Although no notice of default has been received, the amounts outstanding under the $140 Million Facility have been classified as current for all periods presented. The Company has not obtained waivers from the trustee or holders.

        The increase in the working capital deficit of $15.0 million is primarily due to a change in payment terms for a major vendor and collateralization of bonds.

        The Company had net cash used in operating activities of $9.0 million for the year-to-date period ended October 1, 2002 compared with net cash provided by operating activities of $3.2 million for 2001. The increase in cash used in operating activities was attributable to changes in operating assets and liabilities, specifically due to the acceleration of payment relative to the termination of the distribution agreement, the expense relative to the unauthorized bonuses and the internal investigation as well as an increase in prepaid expenses relative to new insurance policies.

        The Company had net cash provided by investing activities of $34.6 million for the 2002 period compared with net cash used in investing activities of $189.3 million for 2001. During 2001, cash used in investing activities was attributable to the Company's investment in debt securities and the Einstein Acquisition. In 2002, the Company received $36.7 million in proceeds from the bankruptcy estate's distribution of funds to bond holders.

        The Company had $33.7 million net cash used in financing activities for the year-to-date period ended October 1, 2002 compared with net cash provided by financing activities of $196.0 million for the year-to-date period ended October 2, 2001. During 2001, cash provided by financing activities relates to the issuance of Series F Preferred Stock and proceeds from the issuance of debt related to the Einstein Acquisition. In 2002, the Company repaid $36.7 million of notes payable.

        On May 30, 2002, the Company entered into a Loan and Security Agreement with BET Associates, L.P. ("BET"), one of the Company's principal stockholders, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of the Company's assets. Borrowings under the facility bear interest at the rate of 11% per annum. The facility was to expire on March 31, 2003. In February 2003, the Company and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13% per annum. BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003. At the time that the Company entered into this facility, the prior revolving loan facility with Foothills Capital was terminated.

        On June 19, 2001, the Company consummated a private placement of 140,000 units consisting of $140 million of Senior Increasing Rate Notes due 2003 with detachable warrants for the purchase of 13.7 million shares of its Common Stock, exercisable at $0.01 per share. The proceeds, net of discount and related offering expenses, were $122.4 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition, to repay the Company's then-existing bank debt and for general working capital purposes. The $140 Million Facility initially bore interest at 13% per annum, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum of 18%. In addition, since the Company has not completed a registered exchange offer for the $140 Million Facility, the Company began paying additional interest on the $140 Million Facility on November 17, 2001 at the rate of 0.25% per annum increasing by 0.25% each 90 days that such default continues up to a maximum rate of additional interest of 1% per annum.

        On June 19, 2001, the Company obtained a $35 million asset-backed secured loan to its wholly owned non-restricted subsidiary, New World EnbcDeb Corp ("EnbcDeb Corp"). The proceeds, net of discount and related offering expenses, were $32.2 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the "EnbcDeb Notes"), is secured by Einstein bonds owned by EnbcDeb Corp. The EnbcDeb Notes matured on June 15, 2002. Because EnbcDeb Corp. is a non-restricted subsidiary, a default on the EnbcDeb Notes does not result in a default under the Notes or the Company's revolving loan facility. Interest on the EnbcDeb Notes initially accrues at the rate of 14% per annum, increasing by 0.35% on the fifteenth day of each month following issuance, plus 2% per annum penalty on overdue amounts. As previously mentioned, since the EnbcDeb Notes matured on June 15, 2002, the additional 2% penalty is effective as a result of the default. Interest is payable on the fifteenth day of every month and may be paid in kind at the Company's option. As of October 1, 2002, the EnbcDeb Notes had a carrying value of $4.7 million. The Company must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes. To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will have the option to require the Company to issue them preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5 million, then preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 5% of its fully diluted Common Stock. If the amount of the deficiency is $5 million or greater, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 10% of its fully diluted Common Stock. The Company has classified these contingently issuable warrants as a derivative liability within the Company's consolidated balance sheet.

        On January 17, 2001, the Company entered into a Bond Purchase Agreement with Greenlight Capital. Pursuant to the agreement, Greenlight formed a limited liability company, GNW, and contributed $10 million to GNW to purchase Einstein bonds. The Company is the exclusive manager of GNW. The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, the Company issued Greenlight warrants to purchase an aggregate of 4,242,056 shares of its Common Stock at $0.01 per share. On June 19, 2001, GNW, Greenlight, and the Company entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes. The Company is required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes. To the extent that there are any excess proceeds, the Company is required to pay them to Greenlight. If Greenlight does not receive a return equal to its Guaranteed Return, the Company is obligated to issue Greenlight Series F preferred stock with a face amount equal to the deficiency and warrant coverage equal to 1.125% of its fully diluted Common Stock for each $1 million of deficiency. The Company has classified these contingently issuable warrants as a derivative liability with its consolidated balance sheet.

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

Seasonality and General Economic Trends

        The Company anticipates that its business will be affected by general economic trends that affect retailers in general. While the Company has not operated during a period of high inflation, management believes based on industry experience that the Company would generally be able to pass on increased costs resulting from inflation to its customers. The Company's business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by the Company of existing stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings. Although few, if any, of the Company's employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for its employees, which would increase the Company's labor costs and those of the Company's franchises and licensees.

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

  The Company heavily depends on its suppliers and distributors.

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

  The holders of the Company's Series F preferred stock control the Company.

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

PART II—OTHER INFORMATION
NEW WORLD RESTAURANT GROUP, INC.
OCTOBER 1, 2002

Item 1. Legal Proceedings.

        In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan Bagel Company, Inc. ("Manhattan Bagel Company"). This judgment represents amounts for corporate income taxes for the period from 1996 to 2000, and sales and use taxes for the period from 1995 to 1997. At that same time, the New Jersey Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200, for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002. Manhattan Bagel Construction Company ceased operations in or about early 1997, and has existed since that time only as a non-operating entity with no assets. Therefore, the Company is currently working with the New Jersey Division of Taxation to have all tax assessments for the period after Manhattan Bagel Construction Company ceased operations removed, and that portion of the judgment deemed satisfied. With regard to taxes imposed for the period prior to early 1997, the Company believes those amounts are barred from being asserted against Manhattan Bagel Company, to the extent they otherwise could have been, because they were not asserted in Manhattan Bagel Company's November 1997 bankruptcy proceeding.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable

Item 3. Defaults upon Senior Securities.

        In 2001, the Company entered into a $35 million asset-backed secured loan due June 15, 2002 (the "Bridge Loan") through New World EnbcDeb Corp., a wholly owned subsidiary of the Company ("EnbcDeb Corp."). Pursuant to the terms of a Note Purchase and Security Agreement dated as of June 19, 2001, EnbcDeb Corp. sold $35 million aggregate principal amount of secured increasing rate notes to third parties. The aggregate proceeds were $33,250,000. The notes are secured by EnbcDeb Corp's investment in $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp. (the "Einstein Bonds"). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by 0.35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at EnbcDeb Corp.'s option. EnbcDeb Corp. is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid in part from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. To the extent that the proceeds received by EnbcDeb Corp. from the Einstein bankruptcy estate are insufficient to repay these notes, the holders of the notes will have the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants, exercisable at $0.01 per share, to purchase 5% of the fully-diluted shares of common stock of the Company. If the amount of such deficiency is greater than or equal to $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants, exercisable at $0.01 per share, to purchase 10% of the fully-diluted shares of common stock of the Company. At October 31, 2002, the carrying value of the Bridge Loan was $4,685,000. The Company anticipates the

Bridge Loan balance will be retired in 2003, at the conclusion of the Einstein bankruptcy estate, through the issuance of preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable

Item 5. Other Information.

        Not applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  99.1
  Certification of Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respect to the Company's quarterly report on Form 10-Q for the quarter ended October 1, 2002.

  (b)
  Reports on Form 8-K filed during the quarter ended October 1, 2002

    On July 29, 2002, the Company filed a Form 8-K announcing that it dismissed Arthur Andersen LLP as its independent auditors and engaged the accounting firm of Grant Thornton LLP as the Company's new independent auditors.

    On August 23, 2002, the Company filed a Form 8-K and related press release relating to the Company's receipt of additional proceeds from the ENBC/ENBP bankruptcy estates and the bankruptcy court's approval of the settlement regarding the distribution of assets of the two estates.

    On August 23, 2002, the Company filed a Form 8-K and related press release relating to the Company's adjusted EBITDA for the quarter ended July 2, 2002, which it expects to approximate $11.4 million, and the delay in filing of its Form 10-Q for the second quarter of fiscal 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
Date: May 14, 2003	By:	/s/ ANTHONY D. WEDO Anthony D. Wedo Chairman and Chief Execuitve Offier

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

QuickLinks

NEW WORLD RESTAURANT GROUP, INC. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES OCTOBER 1, 2002
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 1, 2002 AND JANUARY 1, 2002 (In thousands, except share and per share information)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THIRD QUARTER ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001 AND YEAR TO DATE PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001 (UNAUDITED) (In thousands, except share and per share information)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR TO DATE PERIODS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001 (UNAUDITED) (In thousands)
NEW WORLD RESTAURANT GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION NEW WORLD RESTAURANT GROUP, INC. OCTOBER 1, 2002
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
Signatures
Certifications