Form 10-K
period 2002-12-31
NEW WORLD RESTAURANT GROUP INC
filed 2003-05-14
CIK 949373

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One):
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27148

NEW WORLD RESTAURANT GROUP, INC.
(Name of Registrant as Specified in its Charter)

Delaware	13-3690261
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1687 Cole Blvd., Golden, Colorado 80401 (Address of Principal Executive Offices) (Zip Code)
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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the closing sale price as reported on the Over-the-Counter Bulletin Board on July 2, 2002 was $4,637,402.28.

        As of April 30, 2003, 51,016,857 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

NEW WORLD RESTAURANT GROUP, INC.
FORM 10-K
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Business-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Except as may be required by law, we do not undertake, and specifically disclaim any obligation, to publicly update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1. BUSINESS

General

        We are a leader in the quick casual segment of the restaurant industry. With 747 locations in 32 states as of December 31, 2002, we operate and license locations primarily under the Einstein Bros. and Noah's New York Bagels ("Noah's") brand names and franchise locations primarily under the Manhattan Bagel ("Manhattan") and Chesapeake Bagel Bakery ("Chesapeake") brand names. Our locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other café beverages, and offer a café experience with a neighborhood emphasis. As of December 31, 2002, our retail system consisted of 460 company-operated, 261 franchised and 26 licensed locations. We also operate dough production and coffee roasting facilities.

        The first company-operated New World Coffee store opened in 1993 and the first franchised New World Coffee store opened in 1997. On November 24, 1998, we acquired the stock of Manhattan Bagel Company, Inc. ("Manhattan Bagel Company"). On August 31, 1999, we acquired the assets of Chesapeake Bagel Bakery. On June 19, 2001, we acquired the assets of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein Noah Bagel Partners, L.P. (collectively, "Einstein").

        We are a Delaware corporation and were organized in November 1992.

Industry Overview

        The U.S. market for the daytime restaurant business is currently estimated at approximately $200 billion, according to industry research. This market is growing as aging of the baby boomer population has led to an increase in the percentage of food eaten away from home from 25% in 1955 to 46% in 2002, which percentage is expected to grow to 53% by 2010. Industry sources estimate that the quick casual segment of the market is currently approximately $5.2 billion, and is expected to grow to approximately $11 billion by 2006.

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

Business Strategy

        Increase Sales Through Daypart Expansion.    We intend to grow our business by continuing to focus on expanding our dayparts. We believe we have an attractive opportunity to grow our lunch daypart to take advantage of the largest segment of the restaurant industry. Specifically, in 2002, we launched product initiatives to expand our selection of gourmet sandwiches, introduce hot lunch offerings and broaden our selection of desserts and premium beverages. We also launched additional service initiatives to improve location-level through-put and speed of service. We are introducing marketing initiatives to increase frequency, build check average and enhance reach.

        Provide a Menu Offering of High-Quality, Flavorful Foods and Beverages.    Our research indicates that our customers are drawn to our Einstein Bros. brand due to its superior food quality and extensive selection of flavorful food and beverage items. We offer a broad menu of fresh baked goods, made-to-order sandwiches, crisp salads, flavorful soups and decadent desserts. Our beverage menu features a full line of premium coffee and café beverages. Our signature products are prepared in front of customers using fresh ingredients, which makes a significant quality statement to our guests. We maintain a pipeline of new menu offerings that are systematically introduced in order to keep our menu relevant to consumers in each daypart.

        Utilize Effective and Efficient Marketing.    We are developing new and enhanced advertising campaigns for each of our brands. In particular, a new marketing strategy designed to further enhance Einstein Bros.' lunch business was launched in mid-2002 and will be expanded in 2003. In three Einstein Bros. markets, we utilized television advertising featuring the concepts of superior food quality and quick casual positioning. Sales at Einstein Bros. locations in markets in which we utilized television advertising were approximately 5% to 10% higher than sales generated at locations in other markets. Based on these results, we intend to utilize television advertising in 2003 in several additional Einstein Bros. markets where there is sufficient unit concentration to justify the expense of television advertising.

        Pursue Disciplined Portfolio Growth.    We have a significant opportunity to add new company-operated Einstein Bros. locations both in existing markets to realize additional operating and marketing efficiencies, leverage existing brand awareness and enhance customer convenience, and in new markets, including the approximately 20 states in which the Einstein Bros. concept does not currently have a presence. We added five new Einstein Bros. company-operated locations during 2002 and intend to open an additional 10 locations in 2003. We have a strong platform for growth through franchising and licensing as a result of our strong unit economics and solid positioning within the quick casual restaurant segment. We expect to launch our Einstein Bros. franchising effort in the second half of 2003. We grew our licensed locations to 26 at the end of 2002 and intend to open approximately 25 licensed locations in 2003. By growing our portfolio with experienced, well capitalized operators, we expect to continue to build our leadership position in the quick casual segment of the restaurant industry.

        Develop Alternative Retail Channels.    We believe we have substantial opportunities to develop multiple sales channels outside of our traditional locations. These alternative retail sales channels can generate incremental sales, enhance our brands' visibility and improve customer convenience. In particular, in-store bakeries are increasingly seeking to outsource production of bread and bagels. We have established a vendor partnership with Costco and recently entered into a similar arrangement with SuperTarget, pursuant to which we sell Einstein Bros. products through approximately 300 Costco and 100 SuperTarget stores, respectively. We expect to attract additional alternative retail customers based on Einstein Bros.' substantial brand equity and superior food quality and freshness.

Restaurant Operations

        We operate, franchise or license 747 locations as of December 31, 2002 under our Einstein Bros., Noah's, Manhattan, Chesapeake, New World Coffee and Willoughby's Coffee & Tea brands. We expect to grow our restaurant operations primarily through our Einstein Bros. brand.

        Einstein Bros.    As of December 31, 2002, there were 369 company-operated and 24 licensed Einstein Bros. locations in 42 Designated Marketing Areas ("DMAs") nationwide. The average Einstein Bros. location is approximately 2,200 square feet in size with approximately 40 seats and is located in a neighborhood or regional shopping center. We use sophisticated fixtures and materials in the brand's design to create a store environment that is consumer friendly, inviting and reflective of the brand's personality and strong neighborhood identity, and which visually reinforces the distinctive difference between the brand's quick casual positioning and that of quick service restaurants. Einstein Bros.' menu specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on breads such as challah, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other café beverages. The Einstein Bros. brand generated approximately 78% of our 2002 revenues.

        Noah's New York Bagels.    As of December 31, 2002, there were 83 company-operated and two licensed Noah's locations in six DMAs on the West Coast. The average Noah's location is approximately 1,800 square feet in size with approximately 12 seats, and is located in urban neighborhoods or regional shopping centers. We use elaborate tile work and wood accents in the brand's design to create an environment whimsically reminiscent of a Lower East Side New York deli, which reinforces the brand's urban focus with an emphasis on the authenticity of a New York deli experience. Noah's menu specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order deli style sandwiches, including such favorites as pastrami, corned beef and roast beef piled high on fresh breads baked on location daily, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other café beverages. The Noah's brand generated approximately 16% of our 2002 revenues.

        Manhattan Bagel/Chesapeake Bagel Bakery.    As of December 31, 2002, there were 201 franchised Manhattan locations in 37 DMAs nationwide and 49 Chesapeake locations, most of which are in five DMAs on the East Coast. The average Manhattan and Chesapeake location is approximately 1,400 to 2,400 square feet with 24 to 50 seats and is primarily located in urban neighborhoods or regional shopping centers. Manhattan and Chesapeake stores are designed to combine the authentic atmosphere of a bagel bakery with the comfortable setting of a neighborhood meeting place. The locations offer over 20 varieties of fresh baked bagels, as well as bagel sticks and bialys and up to 15 flavors of cream cheese, an extensive variety of breakfast and lunch sandwiches, salads, soups, coffees and café beverages, soft drinks and desserts. The Manhattan and Chesapeake brands generated approximately 4% of our 2002 revenues. Manhattan and Chesapeake revenues are comprised of manufacturing revenues (primarily sales of dough and coffee to franchisees), royalty payments and fees.

        New World Coffee/Willoughby's Coffee & Tea.    As of December 31, 2002, there were eight company-operated and 11 franchised New World Coffee and Willoughby's Coffee & Tea locations in five DMAs in the northeastern United States. The locations are designed using natural materials and warm lighting to create the comfortable atmosphere of an inviting neighborhood café. The locations offer up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, a broad range of Italian-style beverages, such as espresso, cappuccino, café latte, café mocha and espresso machiato, along with an extensive variety of primarily breakfast and dessert items meant to complement the beverage offerings. The New World Coffee/Willoughby's brands generated approximately 2% of our 2002 revenues. New World Coffee/Willoughby's revenues are primarily comprised of company-operated location sales, manufacturing revenues, royalty payments and fees.

Sourcing, Manufacturing & Distribution

        We believe that controlling the manufacture and distribution of our key products are important elements in ensuring both quality and profitability. To support this strategy, we have developed proprietary formulations, invested in processing technology and manufacturing capacity, and aligned ourselves with strategic suppliers.

        Dough Production.    We have significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough to produce a high-quality product more commonly associated with smaller bakeries. We believe this system enables locations to provide consumers with a variety of consistent, superior products. We currently operate a dough manufacturing facility in Whittier, CA and have a supply contract with Harlan Bakery in Avon, IN that produces dough to our specifications for part of the Einstein Bros. brand. We have recently increased the production of our Whittier facility and now supply our Fort Worth and Denver hubs, which were previously supplied by Harlan. We also expanded the Whittier facility, which enables us to supply our West Coast Manhattan locations. We recently closed our duplicative Los Angeles facility and consolidated our Eatontown production into Harlan.

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

        Distribution.    We currently utilize a network of large regional custom distributors to distribute frozen dough and other materials to our locations. By contracting with distributors, we are able to eliminate investment in distribution systems and to focus our managerial and financial resources on cost savings, quality control and production efficiencies. The distributors pick up frozen dough throughout the week from the plants and deliver to our locations. Virtually all other supplies for retail operations, including cream cheese, paper goods and meats are contracted for by us and delivered by the vendors to our distributors for delivery to the locations. The individual locations order directly from the distributors one to three times per week.

Site Selection

        We have completed a detailed site selection and trade area analysis of the entire United States. Our extensive site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures. We then determine the availability of the site and the related costs. Our site and selection strategy emphasizes co-tenant out parcel, end-cap and in-line locations in neighborhood shopping centers and power centers with easy access from high-traffic roads.

Marketing

        Our marketing programs generally target specific markets and regions, making extensive use of local promotional media. Local marketing efforts may include print advertising and radio and television promotions. In mid-2002, we conducted a marketing test utilizing television advertising in three Einstein Bros. markets, which produced dramatic results in driving traffic and, more importantly, in customer retention (measured by sales trends post-advertising). The television advertising led to a 9.1% average sales increase during the advertising period, significantly higher than the 1.7% average sales increase trend pre-advertising. In addition, the test markets experienced a 9.0% sales increase for a four-month period following the conclusion of the advertising campaign in mid-August. Based on these strong results, we implemented television advertising programs in six additional Einstein Bros. markets in September 2002. These markets also experienced sales increases, averaging approximately 7% to 8% during the advertising period. As a result of these successful tests, we intend to shift a higher proportion of Einstein Bros.' marketing resources to television advertising in 2003.

        Company-operated and franchised locations are generally required to purchase local advertising and to contribute to the respective brand's marketing fund, which provides the locations with marketing support, including in-store point of purchase and promotional materials. Print and other mass media advertising is utilized to increase consumer interest and build sales.

Franchise and Licensing Programs

        We began our licensing program for our Einstein Bros. brand in April 2001. We have since entered into licensing agreements with Aramark and Sodexho to develop university and college campus locations and other locations. As of December 31, 2002, we had 26 licensed locations open and expect to add 25 to 30 licensed locations by the end of 2003. We have also entered into a license agreement with Concessions Intl., Inc. to develop our brand at airport locations. Our first location under such agreement opened at Detroit Metro Airport in the first quarter of 2002. The licensing program typically requires the payment of an upfront license fee of $12,500 and continuing royalties of 7.5% of sales from each location. The licensees are required to buy all their proprietary products from sources approved by us.

        We have a substantial franchise base primarily in our Manhattan and Chesapeake brands that generates a recurring revenue stream through fee and royalty payments. Our franchise base provides us with the ability to grow our brands with a minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. We expect to launch our Einstein Bros. franchising effort in the second half of 2003. Our strategy is to seek a limited number of experienced, well-capitalized franchise partners who would pay a non-refundable fee and commit to developing a substantial number of locations on an agreed upon development schedule, which would allow for growth in a controlled and disciplined manner. In the event the development schedule is not adhered to, the franchise partner will lose development exclusivity in the territory. We may, from time to time, sell company-operated locations to franchisees to seed franchise territories.

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

Trademarks and Service Marks

        Our rights in our trademarks and service marks ("Marks") are a significant part of our business. We are the owners of the federal registration of the "Einstein Bros.," "Noah's New York Bagels," "Manhattan Bagel," "Chesapeake Bagel Bakery" and "New World Coffee" Marks. Some of our Marks are also registered in several foreign countries. We are aware of a number of companies that use various combinations of words in our Marks, some of which may have senior rights to ours for such use, but none of which, either individually or in the aggregate, are considered to materially impair the use of our Marks. It is our policy to defend our Marks and the associated goodwill from encroachment by others. The Marks listed above represent the brands of the retail outlets that we own. We also own numerous other Marks related to our business.

Competition

        The restaurant industry is intensely competitive, and there are many well-established competitors with substantially greater financial and other resources. We currently compete in the quick casual segment with Panera Bread Company, and to a lesser extent with smaller regional chains such as Corner Bakery, Cosi and Potbelly Sandwich Works. We also compete within each market with other national and regional chains as well as locally-owned restaurants, not only for consumers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees. In addition to our current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the markets in which we currently operate or intend to expand at any time and compete directly against us. We believe that our consumers choose among restaurants primarily on the basis of product quality, service, location, environment and convenience and, to a lesser extent, on price.

Government Regulation

        Each of our locations is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the store is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of locations for an indeterminate period of time or third-party litigation. Our manufacturing, commissary and distribution facilities are licensed and subject to regulation by either federal, state or local health and fire codes, and the operation of our trucks are subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

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

Employees

        As of December 31, 2002, we had 7,575 employees, of whom 7,276 were store personnel, 84 were plant and support services personnel, and 215 were corporate personnel. Most store personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our employees are not represented by a labor organization. We believe that our employee relations are good.

Risk Factors

  Risk Factors Relating to Our Financial Condition

        We have $140 Million Aggregate Principal Amount of Notes Outstanding that Mature on June 15, 2003, and We Must Raise Additional Capital to Refinance these Notes and for Other General Corporate Purposes.

        We must raise significant additional capital before June 15, 2003 to refinance the $140.0 million aggregate principal amount of notes outstanding due June 15, 2003 (the "Notes") and for other general corporate purposes. We cannot assure you that we will be able to raise such capital on satisfactory terms and conditions, if at all. In addition, our existing revolving loan facility expires on June 1, 2003. We intend to pursue refinancing the Notes and replacing the revolving loan facility through the issuance of debt or equity or a combination thereof and obtaining additional bank financing, but we currently have no commitments with respect to any refinancing. Even if we refinance our current indebtedness, we may seek additional financing in the future to expand our business. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we may not be able to expand our business. Our ability to obtain additional financing will depend upon a number of factors, many of which are beyond our control. For example, we may not be able to obtain additional financing because we already have substantial debt and because we may not have sufficient cash flow to service or repay our existing or additional debt. In addition, any additional equity financing may not be available on satisfactory terms or at all. As of April 30, 2003, we had outstanding warrants to purchase 54,723,480 shares of our Common Stock, which may adversely affect our ability to raise additional equity financing in the future.

  We have and expect to continue to have a substantial amount of debt.

        We have a high level of debt and are highly leveraged. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt could:

  •
  make it difficult for us to satisfy our obligations under our indebtedness;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

  •
  increase our vulnerability to downturns in our business or the economy generally;

  •
  limit our ability to withstand competitive pressures from our less leveraged competitors; and

  •
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

        Economic, financial, competitive, legislative and other factors beyond our control may affect our ability to generate cash flow from operations to make payments on our indebtedness and to fund necessary working capital. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to make payments on our debt, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing our debt, selling assets or raising equity. We cannot assure you that any of these alternatives could be accomplished on satisfactory terms, if at all, or that they would yield sufficient funds to service our debt.

  Risk Factors Relating to Our Business

        We face potential regulatory sanctions, civil and criminal penalties and claims for monetary damages and other relief.

        The Securities and Exchange Commission has initiated an investigation relating to the reasons for our delay in filing our Form 10-K for fiscal 2001, the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold E. Novack. We are cooperating fully with the Commission's investigation. We are also cooperating fully with a Department of Justice inquiry relating to the above-referenced issues. See "Legal Proceedings." Given the early stage of these matters, we cannot predict their outcome, and we cannot assure you that we will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on our business, prospects and financial condition.

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

        We currently purchase our raw materials from various suppliers. Though to date we have not experienced any difficulties with our suppliers, our reliance on our suppliers subjects us to a number of risks, including possible delays or interruptions in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply of or degradation in the quality of the raw materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

        We depend on our distributors to distribute frozen dough and other materials to our locations. We recently replaced a single national distributor with six regional custom distributors. If any one or more of such distributors fails to perform as anticipated, or if there is any disruption in any of our distribution relationships for any reason, it could have a material adverse effect on our business, financial condition and results of operations.

        We face the risk of increasing labor costs that could adversely affect our continued profitability.

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

        Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business prospects, financial condition, operating results or cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

  There is intense competition in the restaurant industry.

        Our industry is intensely competitive and there are many well-established competitors with substantially greater financial and other resources. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. In addition, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist.

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

  The holders of our Series F preferred stock control us.

        Halpern Denny III, L.P. ("Halpern Denny"), one of the holders of Series F preferred stock, currently beneficially owns 50.1% of our Common Stock. The other holders of our Series F preferred stock currently beneficially own an aggregate of an additional 39.5% of our Common Stock. In addition, because the Series F preferred stock has remained outstanding for more than one year, the holders of Series F preferred stock are entitled to receive additional warrants. In addition, the holders of Series F preferred stock currently have the right to designate up to four members of our Board of Directors and, in the event that any dividends on the Series F preferred stock are in arrears, or if the Series F preferred stock is not redeemed in accordance with its terms, the holders of the Series F preferred stock will be entitled to designate at least 50% of the members of our Board of Directors. Pursuant to applicable law, we have been unable to pay the holders of the Series F preferred stock the dividends that were due to them on June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003. Such dividends are being accrued. This concentration of voting power could allow Halpern Denny and/or the other holders of the Series F preferred stock to direct our affairs, and may also have the effect of delaying or preventing a change of control.

ITEM 2. PROPERTIES

        As of December 31, 2002, we and our franchisees and licensees operated 747 locations as follows:

State	Company-Operated	Franchised/Licensed	Total
Alabama	—	2	2
Arizona	22	2	24
California	89	23	112
Colorado	27	2	29
Connecticut	5	4	9
Delaware	2	4	6
District of Columbia	1	6	7
Florida	47	27	74
Georgia	13	9	22
Illinois	35	1	36
Indiana	11	1	12
Kansas	11	—	11
Maryland	12	12	24
Massachusetts	4	2	6
Michigan	18	3	21
Minnesota	10	2	12
Missouri	17	1	18
Nevada	9	2	11
New Hampshire	1	—	1
New Jersey	5	49	54
New Mexico	5	—	5
New York	5	29	34
North Carolina	2	13	15
Ohio	13	2	15
Oregon	6	—	6
Pennsylvania	15	50	65
South Carolina	—	4	4
Texas	24	5	29
Utah	20	—	20
Virginia	14	29	43
Washington	5	—	5
West Virginia	—	1	1
Wisconsin	12	2	14

Total	460	287	747

        Information with respect to our headquarters, training and production facilities is presented below:

Location	Facility	Size
Hamilton, NJ (1)	Headquarters, Support Center, Test Kitchen	13,300 sq. ft.
Golden, CO(2)	Headquarters, Support Center, Test Bakery	46,400 sq. ft.
Whittier, CA(3)	Production Facility	56,640 sq. ft.
Los Angeles, CA(4)	Production and Distribution Facility	24,000 sq. ft.
Greenville, SC(5)	Production Facility	12,500 sq. ft.
Eatontown, NJ(6)	Office Space, Production Facility	101,000 sq. ft.
Branford, CT(7)	Office, Training Center, Roasting Facility, Storage	7,400 sq. ft.
Walnut Creek, CA(8)	Administration Office—Noah's	3,290 sq. ft.

(1)
This facility is leased through October 31, 2005.

(2)
This facility is leased through May 31, 2007.

(3)
This facility is leased with an initial lease term through November 30, 2005 with two five-year extension options.

(4)
This facility is leased with an initial lease term through April 30, 2007 and two five-year extension options. Effective March 2003, this facility is no longer in operation.

(5)
This facility is located on a 1.45 acre parcel of land owned by us. This facility is not currently in operation. Effective May 7, 2003, Manhattan Bagel Company sold this facility.

(6)
This facility is leased. Lease term ends January 31, 2005 and is subject to two five-year extension options. This facility is not currently in operation.

(7)
This facility is leased through December 31, 2003.

(8)
This facility is leased through February 28, 2005.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees. We do not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on our business, results of operations or financial condition.

        On April 3, 2002, we were notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing our Form 10-K for 2001. We are cooperating fully with the investigation. We are also cooperating fully with a recent Department of Justice inquiry relating to these issues. Further, several of our former and present officers and directors have requested that we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. We are fulfilling our obligations as required by applicable law and our By-Laws.

        On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a purported class action complaint against Einstein in the Superior Court for the State of California, County of San Francisco. The plaintiffs allege that Noah's failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California and Business Profession Code Section 17200. As a result of subsequent communications regarding the circumstances under which we purchased Einstein out of bankruptcy, the plaintiffs filed a first amended complaint disclaiming back wages for the period prior to June 19, 2001. However, the first amended complaint added as defendants certain former directors and officers of Einstein. The first amended complaint also added a second cause of action seeking to invalidate releases obtained from Noah's assistant managers pursuant to the settlement of a Department of Labor investigation. We filed a demurrer to the first amended complaint, which the plaintiffs opposed. Subsequent to the filing of that demurrer, we procured a dismissal without prejudice of the claims brought against Paul Murphy, the only individual defendant we employed subsequent to our acquisition of Einstein. The plaintiffs subsequently stipulated to the severance of the claims against us and those against the remaining individual defendants. The stipulation provides that the plaintiffs will file separate second amended complaints against us and against the remaining individual defendants. As a result, our demurrer will be taken off the calendar. We will have thirty days from the date of the filing of the second amended complaint to refile our demurrer.

        On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer, Secretary, and shareholder, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our Chairman and Chief Executive Officer, and William J. Nimmo, a member of our Board of Directors. The complaint purports to state claims for breach of plaintiff's employment contract with us, breach of our fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that our termination of plaintiff "for cause" was invalid. As a basis for his purported claims, the plaintiff alleges that we wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement. Furthermore, the plaintiff asserts that he was defamed by certain of defendants' public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act. We intend to vigorously oppose plaintiff's purported claims. We were served with the complaint on May 2, 2003 and have not yet answered or otherwise responded to it.

        In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan Bagel Company. This judgment represents amounts for corporate income taxes for the period from 1996 to 2000 and sales and use taxes for the period from 1995 to 1997. At that same time, the New Jersey Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200 for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002. Manhattan Bagel Construction Company ceased operations in or about early 1997 and has existed since that time only as a non-operating entity with no assets. Therefore, we are currently working with the New Jersey Division of Taxation to have all tax assessments for the period after Manhattan Bagel Construction Company ceased operations removed and that portion of the judgment deemed satisfied. With regard to taxes imposed for the period prior to early 1997, we believe those amounts are barred from being asserted against Manhattan Bagel Company, to the extent they otherwise could have been, because they were not asserted in Manhattan Bagel Company's November 1997 bankruptcy proceeding.

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

        On October 28, 2002, Sansim Patel, Inc., a subfranchisee of Manhattan Bagel Company, filed suit against Manhattan Bagel Company, the master franchisee, and others in Orange County (Orlando, Florida). The plaintiff alleges claims of civil conspiracy and unjust enrichment against Manhattan Bagel Company and seeks rescission of its franchise agreement with Manhattan Bagel Company. The plaintiff also seeks damages in an unspecified amount. In December 2002, we filed a motion to dismiss all of the claims asserted against us by the plaintiff, based in part on a general release the plaintiff had previously executed in favor of Manhattan Bagel Company. That motion remains pending with the Court. However, on March 18, 2003, default judgments were obtained against the other named defendants.

        On March 17, 2003, Jason and Andrew Gennusa, former employees of the Company and founders of Manhattan Bagel Company filed suit against us in the Superior Court of New Jersey, Monmouth County. As the founders of Manhattan Bagel Company, the plaintiffs claim to be reproducing the "original formula" Manhattan bagel dough and selling it to franchisees at a competitive price. Their complaint seeks a judgment declaring that their production and sale of this bagel dough to franchisees does not violate various non-competition covenants and confidentiality agreements they previously entered into with us. Furthermore, the plaintiffs seek a declaration that the "original recipe" bagel dough they manufacture is not a trade secret of the Company, and that their manufacture and sale of the dough is not in violation of intellectual property law. We have not yet answered or otherwise responded to plaintiffs' complaint.

        On April 7, 2003, General Electric Capital Corp. filed an action in the Supreme Court for the State of New York, County of New York, against us and our franchisee, captioned General Electric Capital Corp. v. New World Coffee/Manhattan Bagels, Inc. et al. In its complaint, plaintiff asserts that it entered into certain equipment lease agreements with us on April 18, 2001 and with the franchisee on February 26, 2001, upon which we subsequently defaulted. As a result of those alleged defaults, plaintiff purports to state claims against us and our franchise for breach of contract, conversion, unjust enrichment, foreclosure of security interest, and replevin, and demands damages from us, jointly and severally, in the total specified amount of $118,555.49, plus late charges, taxes, interest, costs and attorneys' fees. We have not yet answered or otherwise responded to plaintiff's complaint.

        On December 28, 2001, Robert Higgs, one of our franchisees, filed a complaint against us and our officers and agents in New Jersey (Superior Court of New Jersey, Case No. OCN-L-2153-99) alleging breach of contract, breach of fiduciary duties and tortuous interference with contract and business opportunities. The complaint was subsequently withdrawn by the franchisee without prejudice. In February 2002, the franchisee filed a new complaint against us and our officers and agents alleging breach of contract, breach of fiduciary duties, tortuous interference with contract and business opportunities, and violations of New Jersey's franchise law. The franchisee seeks damages in an unspecified amount, punitive damages, costs and attorneys' fees. We moved to dismiss all of the claims in the new complaint. The court dismissed the breach of fiduciary duty claims and one of the breach of contract claims. Discovery requests have been served by us.

        Given the early stage of these matters, we cannot predict their outcome, and we cannot assure you that we will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on our business, prospects and financial condition.

        Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, "Special Situations"), holders of our Series F preferred stock, had notified us that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of our stock. Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim. Special Situations alleged various contractual and tort claims against us, as well as Ramin Kamfar, the former Chairman of the

Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight Capital, another holder of our Series F preferred stock. Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock. Prior to responding to Special Situations' complaint, we and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which we agreed to settle Special Situations' claims against us and our present and former officers, directors, agents and other representatives and Special Situations agreed to release those entities and individuals, in exchange for our payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

        On February 28, 2003, our former insurance broker of record filed suit in the Superior Court of the State of California, County of Orange, against us and our subsidiaries, alleging wrongful termination of our brokerage contract with plaintiff, Pension & Benefit Insurance Services, Inc. ("PBIS"), which deprived PBIS of brokerage commissions. PBIS's complaint asserts claims for breach of contract, reasonable value of services, intentional interference with prospective advantage and negligent interference with prospective advantage. Plaintiff seeks $500,000 in consequential damages and $20 million in punitive damages. Prior to responding to PBIS's complaint, we entered into a settlement agreement with PBIS on April 2, 2003. As consideration for PBIS's agreement to settle and dismiss this matter, we agreed to list PBIS as our insurance broker of record until at least the end of 2003. A Request for Dismissal of the suit was filed by PBIS with the Superior Court of the State of California, County of Orange on April 9, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 6, 2002, at our annual stockholders' meeting, our stockholders (i) approved the proposal to amend our certificate of incorporation by modifying the Certificate of Designation, Preferences and Rights of Series F Preferred Stock (33,460,566 shares were voted in favor, 0 shares were voted against and 0 shares abstained from the vote), (ii) approved the proposal to increase from 750,000 to 6,500,000 the number of shares with respect to which options and other awards may be granted under our 1994 Stock Plan (33,460,566 shares were voted in favor, 0 shares were voted against and 0 shares abstained from the vote) and (iii) ratified the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending December 31, 2002 (33,460,566 shares were voted in favor, 0 shares were voted against and 0 abstained).

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is currently trading in the "pink sheets" under the symbol "NWCI.PK." On May 22, 2002, our Common Stock was removed from the eligible list on the OTC Bulletin Board for a failure to comply with NASD Rule 6530, which resulted from our failure to timely file our Form 10-K for the year ended January 1, 2002. Prior to May 22, 2002, our Common Stock was quoted on the OTC Bulletin Board under the symbol "NWCI.OB." Prior to November 27, 2001, our Common Stock was quoted on the Nasdaq National Market under the symbol "NWCI."

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

        The following table sets forth the range of high and low closing sale prices (as quoted on the Nasdaq National Market, the OTC Bulletin Board or the "pink sheets," as applicable) for our Common Stock for each fiscal quarter during the periods indicated.

Fiscal 2002	High	Low
First Quarter (From January 1, 2002 to April 2, 2002)	$0.79	$0.32
Second Quarter (From April 3, 2002 to July 2, 2002)	$0.43	$0.25
Third Quarter (From July 3, 2002 to October 1, 2002)	$0.28	$0.13
Fourth Quarter (From October 2, 2002 to December 31, 2002)	$0.15	$0.05
Fiscal 2001	High	Low
First Quarter (From January 1, 2001 to April 1, 2001)	$2.31	$1.00
Second Quarter (From April 2, 2001 to July 3, 2001)	$1.60	$0.88
Third Quarter (From July 4, 2001 to October 2, 2001)	$1.22	$0.50
Fourth Quarter (From October 3, 2001 to January 1, 2002)	$0.51	$0.20

        As of April 30, 2003, there were approximately 326 holders of record of our Common Stock. This number does not include individual stockholders who own Common Stock registered in the name of a nominee under nominee security listings.

        We have not declared or paid any cash dividends on our Common Stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, and we are precluded from paying cash dividends on our Common Stock under our financing agreements.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial and operating data on a consolidated basis at December 31, 2000, January 1, 2002 and December 31, 2002 and for the fiscal years then ended. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Fiscal Year Ended
	December 31, 2002	As Restated January 1, 2002	As Restated December 31, 2000
	(Dollars in thousands)
Income Statement Data:
Revenues	$398,650	$234,175	$43,078
Cost of sales	321,506	189,403	30,138
General and administrative expenses	42,640	28,647	12,733
Depreciation and amortization	30,626	15,207	2,254
Provision for integration and reorganization costs	4,194	4,432	—
Impairment charge in connection with realization of assets	—	3,259	1,076
Operating loss	(316)	(6,773)	(3,123)
Interest expense(1)	(42,883)	(47,104)	(2,076)
Cumulative change in the fair value of derivatives	233	57,680	—
Loss from extinguishment of Greenlight obligation	—	(16,641)	—
Other income (expense)	2,859	110	(339)
Permanent impairment in the value of investment in debt securities	—	(5,805)	—
Loss before income taxes	(40,107)	(18,533)	(5,538)
Provision for income taxes	(366)	(167)	—
Net loss	(40,473)	(18,700)	(5,538)
Dividends and accretion on preferred stock	(27,594)	(58,520)	(2,373)
Net loss available to common stockholders	$(68,067)	$(77,220)	$(7,911)

Net loss per share—basic and diluted	$(0.80)	$(2.09)	$(0.63)
Other Financial Data:
Depreciation and amortization	$30,626	$15,207	$2,254
Capital expenditures	5,172	3,757	335
Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,705	$15,478	$2,271
Property, plant and equipment, net	81,254	101,117	6,502
Total assets	210,648	283,256	49,220
Short-term debt and current portion of long-term debt	150,872	168,394	16,240
Long-term debt	11,011	12,119	1,873
Total shareholders' equity (deficit)	(88,672)	(27,043)	10,967

(1)
Interest expense is comprised of interest paid or payable in cash and noncash interest expense resulting from the amortization of debt discount, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leader in the quick casual segment of the restaurant industry. With 747 locations in 32 states as of December 31, 2002, we operate and license locations primarily under the Einstein Bros. and Noah's brand names and franchise locations primarily under the Manhattan and Chesapeake brand names. Our locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other café beverages, and offer a café experience with a neighborhood emphasis. As of December 31, 2002, our retail system consisted of 460 company-operated, 261 franchised and 26 licensed locations. We also operate dough production and coffee roasting facilities.

        On June 19, 2001, we purchased substantially all of the assets of Einstein (the "Einstein Acquisition"). Einstein was the largest bagel bakery chain in the United States, with 458 stores, nearly all of which were company-operated. The Einstein Acquisition was made pursuant to an asset purchase agreement entered into by us as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001, in the Einstein bankruptcy case. The purchase price was $160.0 million in cash plus the assumption of certain liabilities, subject to adjustment in the event that assumed current liabilities (as defined under the asset purchase agreement) exceeded $30.0 million. The acquisition was accounted for using the purchase method of accounting.

        In January and March 2001, we issued Series F preferred stock and warrants to purchase our Common Stock and equity in a newly formed affiliate, Greenlight New World, L.L.C. ("GNW"). The aggregate net proceeds of those financings of approximately $23.7 million were used to purchase Einstein bonds and pay related costs. In January 2001, we issued additional Series F preferred stock and warrants to purchase our Common Stock in exchange for Series D preferred stock and warrants that we had issued in August 2000. In June 2001, we issued additional Series F preferred stock and warrants to purchase our Common Stock for aggregate net proceeds of $22.7 million, which were used to fund a portion of the purchase price of the Einstein Acquisition. In June 2001, we issued the Notes and warrants to purchase our Common Stock. The net proceeds of approximately $122.4 million were used to fund a portion of the purchase price of the Einstein Acquisition, to repay our then-outstanding bank debt and for general working capital purposes. Also in June 2001, we obtained a $35.0 million asset-backed loan to a non-restricted subsidiary, New World EnbcDeb Corp. ("EnbcDeb Corp."), for net proceeds of $32.2 million, which were used to fund a portion of the purchase price of the Einstein Acquisition.

        As a result of the Einstein Acquisition and the related financing transactions, management believes that period-to-period comparisons of our operating results are not necessarily indicative of, and should not be relied upon as an indication of, future performance.

Restatements included in our Form 10-K filed on May 14, 2002

        As previously disclosed in our Form 10-K for the year ended January 1, 2002, unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and former employees. A portion of those payments (approximately $1.0 million) was made in the third quarter of our fiscal year ended January l, 2002 and the balance (approximately $2.5 million) in the quarter ended April 2, 2002. All of these payments were originally recorded in our financial statements in the second and third quarters of fiscal 2001 as part of the acquisition costs associated with the Einstein Acquisition and as a restructuring charge. An additional aggregate amount of $3.4 million, primarily relating to operating and financing related expenses, was originally recorded in our financial statements in the second and third quarters of fiscal 2001 as a part of the acquisition costs associated with the Einstein Acquisition and as restructuring charges. We revised the results of the second and third quarters of fiscal 2001 in order to account for such expenses appropriately as general and administrative expenses as noted in our amended 10-Q filings for fiscal 2001 and in our fiscal 2001 Form 10-K filed on May 31, 2002.

Restatements of Fiscal 2000 and 2001 Financial Statements pursuant to Reaudits

        On July 29, 2002, we dismissed Arthur Andersen LLP and retained Grant Thornton LLP as our new independent auditors. In reviewing our accounting for prior periods, Grant Thornton and we determined that certain of our accounting practices in previous years did not reflect the proper application of accounting principles generally accepted in the United States or GAAP. Accordingly, Grant Thornton has reaudited and we have restated our financial statements for fiscal 2001, fiscal 2000 and the opening balances of certain accounts in 2000.

        Restated amounts were derived from changes in the accounting treatment applied primarily in the following categories in fiscal 2000 and fiscal 2001:

        Reorganization Accruals. Certain restructuring and integration liabilities that were incorrectly established in years prior to fiscal 2000 related to our acquisition of Manhattan Bagel Company and Chesapeake Bagel Franchise Corp. were inappropriately reversed into income and ongoing period costs were charged against such liabilities in error. The restated results reflect the reversal of such treatment and the treatment of period costs as operating expenses.

        Manufacturing Revenue and Cost of Goods Sold. Manufacturing revenue and cost of goods sold were reduced in the restated results to correct an erroneous gross-up on sales and costs of goods sold recorded on sales to franchisees through a third-party distributor. The restatement had no impact on loss from operations and did not affect invoices to franchisees or distributors.

        Assets Held for Resale. The restatements reflect the expensing of certain costs improperly capitalized into assets held for resale, revised impairment charges based on an assessment of fair value and the reversal of depreciation expenses charged erroneously against these assets, which represent company-operated locations expected to be sold to franchisees.

        Deferred Tax Asset. The restatement reversed an income tax benefit and associated addition to deferred tax asset in fiscal 2000 as such recognition was in error in accordance with criteria established by SFAS No. 109.

        Purchase Accounting. Certain costs capitalized relating to the Einstein Acquisition were expensed or reclassified as debt issuance costs. In addition, we corrected our allocation of the purchase price in connection with the Einstein Acquisition to reflect the proper application of APB 16.

        Debt, Preferred Stock and Equity Adjustments. Our accounting for many of our debt and equity instruments was substantially revised to correct the allocation of proceeds between the instruments and associated warrants, the recognition of increasing rate interest and dividends, and the treatment of contingently issuable warrants as derivative liabilities.

        The reaudits also resulted in other corrections to our consolidated financial statements, which are detailed in our consolidated financial statements included in this Form 10-K. The impacts of the restatements by period are summarized below. For detailed descriptions of the nature of the adjustments, please see Note 3 to our consolidated financial statements.

  A.    Beginning Balance for Fiscal 2000

        In the process of reviewing the accounting treatment of certain transactions, we have identified certain adjustments to prior period balances, which changes are reflected on the adjusted opening balance sheet for fiscal 2000. The impact of the adjustments on stockholders' equity is summarized below (amounts in thousands):

Beginning fiscal 2000 stockholders' equity, as previously reported	$12,372
Depreciation expense	545
Franchisee debt guarantee payments	(229)
Pre-opening rent	(102)

Beginning fiscal 2000 stockholders' equity, as restated	$12,586

  B.    Restatement of Fiscal 2000 Financial Statements

        The primary effects of the restatement of the fiscal 2000 financial statements are summarized below:

Fiscal 2000 (amounts in thousands)	Revenue	Income/(Loss) From Operations	Net Income/(Loss) Available To Common	Stockholders' Equity
As previously reported	$45,723	$5,210	$3,883	$26,733
Adjustments:
Beginning balance	—	—	—	215
Reorganization accruals	(484)	(3,131)	(3,131)	(3,131)
Manufacturing revenue and COGS	(1,236)	—	—	—
Assets held for resale	—	(1,691)	(1,691)	(1,691)
Deferred tax asset	—	(260)	(3,360)	(3,360)
Purchase accounting	—	(1,086)	(1,086)	(1,086)
Other	(925)	(2,165)	(2,281)	(6,006)
Equity	—	—	(245)	(707)

Total adjustments	(2,645)	(8,333)	(11,794)	(15,766)

As restated	$43,078	$(3,123)	$(7,911)	$10,967

  C.    Restatement of Fiscal 2001 Financial Statements

        The primary effects of the restatement of the fiscal 2001 financial statements are summarized below:

Fiscal 2001 (amounts in thousands)	Revenue	Loss From Operations	Net Loss Available To Common	Stockholders' Equity/(Deficit)
As previously reported	$236,020	$(529)	$(54,809)	$26,934
Adjustments:
Beginning balance	—	—	—	(15,766)
Reorganization accruals	—	(1,167)	(1,167)	(1,167)
Manufacturing revenue and COGS	(1,690)	—	—
Assets held for resale	—	250	119	119
Purchase accounting	—	(3,981)	(3,981)	(3,981)
Other	(155)	(1,346)	(1,484)	3,186
Equity	—	—	(15,898)	(36,368)

Total adjustments	(1,845)	(6,244)	(22,411)	(53,977)

As restated	$234,175	$(6,773)	$(77,220)	$(27,043)

  Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.

        We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

        Revenue Recognition.    Manufacturing revenues are recognized upon shipment to customers. Retail sales are recognized when payment is tendered at the point of sale. Pursuant to our franchise agreements, franchisees are generally required to pay an initial franchise fee and a monthly royalty payment equal to a percentage of the franchisees' gross sales. Initial franchise fees are recognized as revenue when we perform substantially all of our initial services as required by the franchise agreement. Royalty fees from franchisees are accrued each month pursuant to the franchise agreements. Royalty income and initial franchise fees are included in franchise revenues.

        Accounts Receivable.    The majority of our accounts receivable are due from our franchisees. Accounts receivable are due within 15 to 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Deferred Tax Assets.    We recorded a valuation allowance to reduce our deferred tax assets related to net operating loss carryforwards. We limited the amount of tax benefits recognizable based on an evaluation of the benefits that are expected to be ultimately realized. An adjustment to income could be required if we determine we could realize these deferred tax assets in excess of the net recorded amount.

        Investment in Debt Securities.    Investment in debt securities includes the 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp., which are classified as available for sale securities and are recorded at fair value. Fair value is based on the most recent quoted market prices or, beginning in 2001 due to developments in the bankruptcy auction pursuant to Section 363 of the U.S. Bankruptcy Code of Einstein, the estimated value of such debt securities realizable from the proceeds of the bankruptcy estate of Einstein.

        Goodwill, Trademarks and Other Intangibles.    We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 2, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount. The two-step approach to assess our goodwill impairment requires that we first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        In conducting our impairment analyses, we utilized independent valuation experts to perform the analyses and tests of our indefinite-lived assets with respect to our reporting units. The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed were based on management's judgment using internal and external data. We also utilized independent valuation experts to assist us in determining useful lives for our intangibles other than goodwill, including the assessment that our Einstein trademarks have indefinite useful lives. Our determination that this trademark, as well as our other trademarks, have indefinite useful lives is based on the fact that there are no legal, regulatory, competitive or other factors that limit their useful lives.

        The transitional and annual impairment analyses of goodwill conducted by us indicated that the fair value of the Manhattan Bagel Company reporting unit (the only reporting unit with goodwill) as of December 31, 2002 and January 1, 2002 exceeded its carrying value. Thus, the associated goodwill on our consolidated balance sheets as of December 31, 2002 and January 1, 2002 was not impaired, and the second step of the impairment tests was not required. Additionally, the transitional and annual impairment analyses for our indefinite-lived intangibles (trademarks) indicated that, in each instance, their respective fair values exceeded their carrying values as of December 31, 2002 and January 1, 2002.

        Derivative Instruments.    Effective January 1, 2000, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, we issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence or non-occurrence of certain contingent future events ("contingently-issuable warrants"). We determined that certain of these freestanding warrants, for a period of time in 2001, and contingently-issuable warrants could not be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and accordingly have classified those warrants as a liability in the balance sheet. Further, those warrants classified as a liability are subject to the provisions of SFAS 133, including the requirement to adjust the recorded amount of the warrants to fair value at each balance sheet date, with changes in fair value being recognized in earnings. To the extent that the number of freestanding warrants and the maximum number of additional warrants that could potentially be issued in the future exceed the maximum number of authorized shares (the "Share Cap") at the time the debt or preferred stock instrument is issued, we determine the classification of, and accounting for, the freestanding and additional warrants as follows: (1) freestanding warrants (those that are immediately exercisable) are considered first for equity treatment, to the extent of the maximum number of authorized shares; (2) among various outstanding instruments, those with the earlier issuance dates are considered first for equity treatment; and (3) contractual priorities are considered where applicable.

        Issued $0.01 warrants classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying Common Stock. As of December 31, 2002, January 1, 2002, and December 31, 2000, there were no issued warrants classified as liabilities. Contingently-issuable $0.01 warrants classified as liabilities are also recorded at fair value based on quoted market prices of the underlying Common Stock and considering the probability of issuance, our assessments of the probability of refinancing our debt and other pertinent factors. Changes in the fair value of derivative liabilities are recorded within the statement of operations. If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification, the liability is adjusted to fair value with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value with the change recorded in additional paid-in-capital.

        Interest and Dividends.    Interest expense and dividends on our Notes and Series F preferred stock, respectively, are determined, in part, by assumptions related to expected maturity of such instruments. These assumptions are reviewed and adjusted as our circumstances change.

  Results of Operations

        Year Ended December 31, 2002 (fiscal 2002) Compared to Year Ended January 1, 2002 (fiscal 2001)

        Revenues.    Total revenues increased to $398.7 million for fiscal 2002 from $234.2 million for fiscal 2001. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's brands acquired in June 2001. Retail sales increased to $369.4 million or 92.7% of total revenues for fiscal 2002 from $206.2 million or 88.0% of total revenues for fiscal 2001. The increase was attributable to the addition of 458 company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues increased 6.5% to $23.7 million or 6.0% of total revenues for fiscal 2002 from $22.3 million or 9.5% of total revenues for fiscal 2001. The increase represented the addition of manufacturing sales associated with the Einstein Acquisition, partially offset by the lower New World brand store base and the exit from the distribution and manufacturing activity at the Eatontown facility. Franchise related revenues decreased 2.4% to $5.6 million or 1.4% of total revenues for fiscal 2002 from $5.7 million or 2.4% of total revenues for fiscal 2001. The decrease reflects a lower average franchise store base in fiscal 2002, in part resulting from management's decision to terminate certain franchisees whose operations did not comply with our policies.

        Costs and Expenses.    Cost of sales is comprised of all store-level and manufacturing operating expenses other than depreciation, amortization and taxes. Cost of sales as a percentage of related manufacturing and retail sales decreased to 81.8% for fiscal 2002 from 82.9% for fiscal 2001. The decrease primarily resulted from a shift in sales mix towards retail store revenues and the implementation of supply chain cost reduction initiatives related to the integration of Einstein.

        General and administrative expenses increased to $42.6 million for fiscal 2002 from $28.6 million for fiscal 2001. The increase was primarily the result of the assumption of certain costs resulting from the Einstein Acquisition. General and administrative expenses expressed as a percentage of total revenues decreased to 10.7% of total revenues for fiscal 2002 from 12.2% of total revenues for fiscal 2001. The decrease, in general, reflects the operating leverage generated in the Einstein Acquisition, which allows us to spread fixed administrative costs over a larger revenue base. However, in both years we incurred general and administrative costs not directly related to the ongoing operations, such as the recording of unauthorized bonuses, consulting and other costs related to the Einstein Acquisition, as well as higher legal costs associated with the internal investigation and various refinancing attempts and integration costs associated with the Einstein Acquisition. Offsetting those charges in fiscal 2002 was a reduction in general and administrative expenses of approximately $2.8 million related to the termination of our distribution contract with our former national distributor.

        Depreciation and amortization expenses increased to $30.6 million or 7.7% of total revenues for fiscal 2002 from $15.2 million or 6.5% of total revenues for fiscal 2001. The increase was primarily attributable to depreciation on assets acquired in the Einstein Acquisition.

        Provision for integration and reorganization costs was $4.2 million for fiscal 2002. In fiscal 2001, the provision for integration and reorganization costs was $4.4 million. The charge in fiscal 2002 reflects the costs associated with exiting the Eatontown, NJ facility and corporate consolidation. The charge in fiscal 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

        In fiscal 2002, there was no impairment charge in connection with the realization of assets. The impairment charge in connection with the realization of assets was $3.3 million or 1.4% of total revenues for fiscal 2001. The charge resulted from management's evaluation of long-lived assets, in particular assets held for resale, in accordance with SFAS No. 121. Management considered factors such as operating performance and our ability to sell company-owned stores to prospective franchisees, as well as the shift in brand focus after the Einstein Acquisition.

        Income (Loss) from Operations.    Net loss from operations for fiscal 2002 was $300,000 compared to net loss from operations of $6.8 million for fiscal 2001. The decrease in net loss from operations is primarily a result of higher gross profit contribution from store operations as a result of the full year impact of the Einstein Acquisition and the lack of impairment charge in 2002, which savings were partially offset by higher general and administrative expenses and depreciation and amortization expenses.

        Interest expense, net for fiscal 2002 decreased to $42.9 million, or 10.8% of total revenues, from $47.1 million, or 20.1% of total revenues, for fiscal 2001. The decrease was primarily the result of assumptions employed in effective interest calculations, which included a shorter expected life of the Notes in 2001 than the life assumed in 2002, due to assumptions regarding our intent and ability to refinance the Notes at various periods in 2001 and 2002, partially offset by the full year impact of instruments used to finance the Einstein Acquisition. Interest expense for fiscal 2002 was comprised of approximately $24.9 million of interest paid or payable in cash and non-cash interest expense of approximately $18.0 million resulting from the amortization of debt discount, debt issuance costs and the amortization of warrants issued in connection with debt financings.

        Cumulative change in the fair value of derivatives decreased from $57.7 million in fiscal 2001 to $0.2 million in 2002, due primarily to the dynamics of the calculation of the fair value of derivative liabilities, including the smaller decrease in underlying stock price and the classification of derivatives as liabilities in fiscal 2002 versus fiscal 2001. As discussed in Note 1—Nature of Business Organization and Significant Accounting Policies—Derivative Instruments to our consolidated financial statements included in this Form 10-K, this represents the change in the fair value of warrants classified as liabilities as determined periodically based on quoted market prices of the underlying Common Stock, among other factors. As of December 31, 2002 and January 1, 2002, the closing price of the Common Stock was $0.09 per share and $0.26 per share, respectively.

        In fiscal 2001, we recorded a loss from extinguishment of the Greenlight Capital, L.L.C., Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd (collectively, "Greenlight") obligation of $16.6 million, as a result of the execution of a certain Letter Agreement dated June 19, 2001 with Greenlight that resulted in an extinguishment of the Bond Purchase Agreement dated January 17, 2001 pursuant to EITF 96-19. There was no such charge in fiscal 2002.

        Other income of $2.9 million in fiscal 2002, which consisted primarily of a gain on the sale of debt securities of $2.5 million regarding our investment in the 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp., increased by $2.8 million as compared to fiscal 2001. In fiscal 2001, we recorded a permanent impairment in the value of investments of $5.8 million to adjust the carrying value of such investment based on our estimate of the proceeds we would receive from the bankruptcy estate of Einstein relating to our investment in the 7.25% Convertible Debentures due 2004 of Einstein. There was no such charge in 2002.

        Provision for income taxes increased to $0.4 million for fiscal 2002 from a provision for income taxes of $0.2 million for fiscal 2001. The increase in tax expense was immaterial.

        Net Loss.    Net loss for fiscal 2002 was $40.5 million compared to net loss of $18.7 million for fiscal 2001. The increase in net loss is primarily a result of the lower cumulative change in the fair value of derivatives, offset by the lack of extinguishment and impairment charges as well as a lower loss from operations and higher other income in 2002.

        Year Ended January 1, 2002 (fiscal 2001) Compared to Year Ended December 31, 2000 (fiscal 2000)

        Revenues.    Total revenues increased to $234.2 million for fiscal 2001 from $43.1 million for fiscal 2000. The increase in revenues was primarily attributable to additional retail sales from the Einstein Bros. and Noah's brands acquired in June 2001. Retail sales increased to $206.2 million or 88.0% of total revenues for fiscal 2001 from $12.0 million or 27.8% of total revenues for fiscal 2000. The increase was primarily attributable to the addition of 458 company-operated stores that were acquired as the result of the Einstein Acquisition in June 2001. Manufacturing revenues decreased 10.1% to $22.3 million or 9.5% of total revenues for fiscal 2001 from $24.8 million or 57.5% of total revenues for fiscal 2000. The decrease in manufacturing revenues was primarily the result of our decision to outsource our distribution business related to the New World brands, which had been included in manufacturing revenues in fiscal 2000. Manufacturing revenue related to the Einstein Bros. and Noah's brands partially offset this decrease. Franchise related revenues decreased 9.5% to $5.7 million or 2.4% of total revenues for fiscal 2001 from $6.3 million or 14.6% of total revenues for fiscal 2000. The decrease reflects a lower average franchise store base in fiscal 2001, in part, resulting from management's decision to terminate certain franchisees whose operations did not comply with our policies.

        Costs and Expenses.    Cost of sales as a percentage of related manufacturing and retail sales increased to 82.9% for fiscal 2001 from 82.0% for fiscal 2000. The increase primarily resulted from the impact of the Einstein margins on our cost structure as a result of the acquisition.

        General and administrative expenses increased to $28.6 million for fiscal 2001 from $12.7 million for fiscal 2000. The increase was primarily the result of the addition of general and administrative costs resulting from the Einstein Acquisition. General and administrative expenses expressed as a percentage of total revenues declined to 12.2% of total revenues for fiscal 2001 from 29.6% of total revenues for fiscal 2000. The decline is the result of the higher revenue base during fiscal 2001 as well as certain general and administrative expenses incurred by New World in 2000 related to its effort to acquire Einstein, which were higher as a percentage of revenues than similar costs incurred in fiscal 2001.

        Depreciation and amortization expenses increased to $15.2 million or 6.5% of total revenues for fiscal 2001 from $2.3 million or 5.2% of total revenues for fiscal 2000. The increase was primarily attributable to depreciation on assets acquired in the Einstein Acquisition.

        Provision for integration and reorganization costs was $4.4 million for fiscal 2001. There was no such charge for fiscal 2000. The charge in 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

        Impairment charge in connection with the realization of assets held for sale was $3.3 million or 1.4% of total revenues for fiscal 2001. The comparable charge in fiscal 2000 was $1.1 million or 2.5% of total revenues. The charge resulted from management's evaluation of long-lived assets, primarily assets held for resale, in accordance with SFAS 121. Key considerations in such assessment included the operating performance of the stores held for sale and our ability to sell them to prospective franchisees.

        Loss from Operations.    The loss from operations for fiscal 2001 was $6.8 million compared to the loss from operations of $3.1 million for fiscal 2000. The increase in the loss from operations is primarily a result of the provision for integration and reorganization costs and the impairment charge in connection with the realization of assets as well as higher depreciation expense stemming from the Einstein assets, which charges were offset, in part, by operating income derived from the Einstein operations, which were included in our results since the date of the Einstein Acquisition, June 19, 2001.

        Interest expense, net for fiscal 2001 increased to $47.1 million, or 20.1% of total revenues, from $2.1 million or 4.8% of total revenues for fiscal 2000. The increase stemmed primarily from the incurrence of debt in fiscal 2001 to fund the Einstein Acquisition. Interest expense for fiscal 2001 was comprised of approximately $11.2 million of interest paid or payable in cash and non cash interest expense of approximately $35.9 million resulting from the amortization of the initial debt discount, debt issuance costs and the amortization of the discount associated with the warrants issued in connection with debt financings.

        Cumulative change in the fair value of derivatives resulted in $57.7 million of income in fiscal 2001. As discussed in Note 1—Nature of Business Organization and Significant Accounting Policies—Derivative Instruments to our consolidated financial statements included in this Form 10-K, this represents the change in the fair value of warrants classified as liabilities as determined periodically based on quoted market prices of the underlying common stock, among other factors. As of January 1, 2002 and December 31, 2000, the closing price of the Common Stock was $0.27 per share and $1.125 per share, respectively. There was no comparable line item in fiscal 2000.

        In fiscal 2001, we recorded a loss from extinguishment of the Greenlight obligation of $16.6 million, as a result of the execution of a certain Letter Agreement dated June 19, 2001 with Greenlight that resulted in an extinguishment of the Bond Purchase Agreement dated January 17, 2001 pursuant to EITF 96-19. There was no such charge in fiscal 2000.

        Other income of $100,000 in fiscal 2001 compared to $300,000 in other expense in fiscal 2000, in each year representing miscellaneous items of income and expense. In fiscal 2001, we recorded a permanent impairment in the value of investments of $5.8 million, or 2.5% of total revenues to adjust the carrying value of such investment based on our estimate of the proceeds we would receive from the bankruptcy estate of Einstein relating to our investment in certain Einstein bonds. There was no such charge in fiscal 2000.

        Provision for income taxes was $200,000 for fiscal 2001. There was no provision for income taxes in fiscal 2000.

        Net Loss.    Net loss for fiscal 2001 was $18.7 million compared to net loss of $5.5 million for fiscal 2000. The increase in net loss is primarily a result of higher interest expense and loss from extinguishment of the Greenlight obligation, the permanent impairment in the value of investment in debt securities as well as the higher loss from operations in fiscal 2001, which factors were partially offset by the benefit from the cumulative change in the fair value of derivatives.

  Income Taxes

        We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. At December 31, 2002, we had net operating loss carryforwards of approximately $88.4 million available to offset future taxable income. These net operating loss carryforwards expire on various dates through 2021. As a result of ownership changes, which resulted from the issuance of warrants in connection with the sale of Series F preferred stock and the acquisition of Manhattan Bagel Company, our ability to utilize the loss carryforwards is subject to limitations as defined in Section 382 of the Internal Revenue Code, as amended.

        At December 31, 2002, January 1, 2002 and December 31, 2000, we have recorded full valuation allowances against our deferred tax assets. The valuation allowances are based upon management's current assessment of our ability to realize the related tax benefits considering the limitations imposed by Section 382 of the Internal Revenue Code, the status of our integration of the operations of Einstein, and our history of operating losses.

Supplemental Unaudited Pro Forma Analysis

        The following table sets forth our audited financial and unaudited operating data for fiscal 2002 and our unaudited pro forma combined financial and operating data for fiscal 2001 and fiscal 2000. The pro forma combined financial data for fiscal 2000 and fiscal 2001 presented below is unaudited and gives effect to the Einstein Acquisition as if it had occurred at the beginning of fiscal 2000. See Footnote 4 to the Notes to the Consolidated Financial Statements included in this Form 10-K.

	Fiscal Year Ended
	December 31, 2002	January 1, 2002(1)	December 31, 2000(2)
	(Dollars in millions)
Income Statement Data:
Revenues:
Einstein Bros. and Noah's	$375.8	$365.6	$375.7
New World(3)	22.9	38.2	43.1

Total revenues	$398.7	$403.8	$418.8
Cost of sales	321.5	333.1	345.4
General and administrative	46.9	42.9	47.1
Depreciation and amortization	30.6	28.9	31.3
Provision for reorganization	—	10.3	18.3
Non cash charge in connection with realization of assets	—	3.3	1.1

Loss from operations	$(0.3)	$(14.7)	$(24.4)
Other Operating Data:
Company-operated locations:(4)
Einstein Bros. and Noah's	452	453	458
New World(3)	8	30	44
Total Company-operated locations	460	483	502
Licensed/franchised locations:(4)
Einstein Bros. and Noah's	26	9	5
New World(3)	265	278	307
Total licensed/franchised locations	291	287	312
Increase in company-operated same store sales(5)	1.9%	2.5%	4.6%

(1)
Effective fiscal year 2001, we changed our fiscal year end to the Tuesday closest to December 31.

(2)
Fiscal year 2000 was a 53-week year.

(3)
Includes Manhattan, Chesapeake, New World Coffee and Willoughby's brands.

(4)
Number of locations is determined as of the end of the relevant period.

(5)
Only includes company-operated same store sales for Einstein Bros. and Noah's.

  Fiscal 2002 Compared to Pro Forma Combined Fiscal 2001

        Revenues.    Total revenues decreased 1.3% to $398.7 million in fiscal 2002 from $403.8 million in fiscal 2001. The overall $5.1 million decrease in revenues consists of decreases of approximately $4.0 million, $0.7 million and $0.4 million in retail sales, manufacturing sales and franchise fees and royalties, respectively. The retail sales decline was primarily due to the closing of 22 company-operated New World stores in fiscal 2002, partially offset by a 1.9% comparable store sales increase at Einstein Bros. and Noah's company-operated locations in fiscal 2002.

        Revenues for Einstein Bros. and Noah's increased 2.8% to $375.8 million in fiscal 2002 from $365.6 million in fiscal 2001. The overall $10.2 million increase consists of approximately $5.3 million, $4.2 million and $0.6 million increases in retail sales, manufacturing sales and franchise fees and royalties, respectively. The retail sales increase was primarily due to the Company-operated comparable store sales increase of 1.9% and approximately $1.9 million of sales associated with stores opened in fiscal 2001 and fiscal 2002, partially offset by $3.6 million of sales associated with stores closed in fiscal 2001 and fiscal 2002. The manufacturing sales increase was primarily related to continued expansion within alternative retail channels. The increase in franchise fees and royalties was due to the continued expansion of our licensing program.

        Revenues for New World decreased 40.0% to $22.9 million in fiscal 2002 from $38.2 million in fiscal 2001. The overall $15.3 million decrease consists of approximately $9.3 million, $4.9 million and $1.0 million decreases related to retail sales, manufacturing sales and franchise fees and royalties, respectively. The retail sales decrease was primarily due to the closing of 22 and 14 company-operated New World stores in fiscal 2002 and fiscal 2001, respectively. The decreases in manufacturing sales and franchise fees and royalties are primarily related to the decrease in the net number of franchised stores, from 307 locations at the beginning of fiscal 2001 to 265 locations at the end of fiscal 2002.

        Cost of Sales.    Cost of sales decreased 3.5% to $321.5 million in fiscal 2002 from $333.1 million in fiscal 2001. The overall $11.6 million decrease was comprised of an approximately $13.7 million decrease in retail-related costs partially offset by a $2.1 million increase in manufacturing-related costs. The overall decrease was primarily due to the closing of 22 company-operated New World stores and the realization of cost savings primarily related to vendor/facility consolidations in fiscal 2002. Cost of sales, expressed as a percentage of the related retail and manufacturing sales, decreased to 81.8% in fiscal 2002 from 83.7% in fiscal 2001. The percentage decrease was primarily attributable to the cost savings, operating leverage at Einstein Bros. and Noah's and the closing of less-profitable company-operated New World stores.

        General and Administrative Expenses.    General and administrative expenses increased 9.1% to $46.8 million in fiscal 2002 from $42.9 million in fiscal 2001. The $3.9 million increase in general and administrative expenses was primarily attributable to unauthorized bonuses and internal investigation costs partially offset by cost savings associated with the elimination of duplicative functions and headcount reductions realized in fiscal 2002. As a percentage of total revenues, general and administrative expenses increased to 11.7% in fiscal 2002 from 10.6% in fiscal 2001.

        Depreciation and Amortization Expense.    Depreciation and amortization expenses increased by $1.7 million to $30.6 million for fiscal 2002 from $28.9 million for fiscal 2001. The increase was primarily attributable to the final asset valuation due to purchase accounting and depreciation on asset additions.

        Loss from Operations.    Operating loss decreased $14.4 million to a $0.3 million loss for fiscal 2002 from a $14.7 million loss for fiscal 2001. The decrease was primarily due to the provision for reorganization change in fiscal 2001.

  Pro Forma Combined Fiscal 2001 Compared to Pro Forma Combined Fiscal 2000

        Revenues.    Total pro forma combined (adjusted to give effect to the Einstein Acquisition as if it had occurred at the beginning of fiscal 2000) revenues decreased 3.6% to $403.8 million in fiscal 2001 from $418.8 million in fiscal 2000, which was a 53-week year. The overall $15.0 million decrease in revenues consists of decreases in retail sales, manufacturing sales and franchise fees and royalties of approximately $11.0 million, $3.7 million and $0.4 million, respectively.

        Pro forma combined revenues for Einstein Bros. and Noah's decreased 2.7% to $365.6 million in fiscal 2001 from $375.7 million in fiscal 2000. The overall $10.1 million revenue decrease was comprised of a $13.0 million decrease in retail sales partially offset by increases of $2.7 million and $0.2 million related to manufacturing sales and franchise fees and royalties, respectively. The retail sales decline was primarily attributable to approximately $16.4 million of sales associated with under-performing stores that were closed in fiscal 2000 and fiscal 2001 and $8.7 million of sales due to nine additional days of operations in fiscal 2000 compared to fiscal 2001. The retail sales decline was partially offset by a company-operated comparable store sales increase of 2.5% and $2.4 million of sales associated with stores opened in fiscal 2000 and fiscal 2001. The nine additional days of operations were the result of fiscal 2000 being a 53-week year under the fiscal year convention followed by Einstein and the addition of two operating days due to a change in Einstein's fiscal year end date from Sunday to Tuesday for fiscal 2000. The manufacturing sales increase was primarily related to Einstein's expansion within alternative retail channels.

        Pro forma combined revenues for New World decreased 11.4% to $38.2 million in fiscal 2001 from $43.1 million in fiscal 2000. The overall $4.9 million revenue decrease was comprised of $6.4 million and $0.6 million decreases in manufacturing sales and franchise fees and royalties, respectively, partially offset by a $2.1 million increase in retail sales. The decreases in manufacturing sales and franchise fees and royalties were primarily due to a substantial decline in the franchised store base, which declined by 85 locations from 363 locations at the beginning of fiscal 2000 to 278 at the end of fiscal 2001. The retail sales increase was primarily related to the 30 new company-operated locations acquired in fiscal 2000.

        Cost of Sales.    Pro forma combined cost of sales decreased 3.6% to $333.1 million in fiscal 2001 from $345.4 million in fiscal 2000. The overall $12.3 million decrease was comprised of $9.5 million and $2.8 million decreases in retail-related and manufacturing-related costs, respectively. The overall decrease was primarily related to costs associated with underperforming company-operated Einstein Bros. and Noah's stores that were closed in fiscal 2000 and fiscal 2001 as well as the differences in the fiscal calendar between fiscal 2000 and fiscal 2001. Cost of sales, expressed as a percentage of the related retail and manufacturing sales, remained relatively flat at 83.7% in fiscal 2001 and fiscal 2000.

        General and Administrative Expenses.    Pro forma combined general and administrative expenses decreased 8.9% to $42.9 million in fiscal 2001 from $47.1 million in fiscal 2000. This decrease was primarily attributable to prior year capital restructuring costs incurred by Einstein prior to its Chapter 11 filing and cost savings realized from infrastructure consolidation. As a percentage of revenues, general and administrative expenses decreased to 10.6% in fiscal 2001 from 11.2% in fiscal 2000.

        Depreciation and Amortization Expense.    Depreciation and amortization expenses decreased by $2.4 million to $28.9 million for fiscal 2001 from $31.3 million for fiscal 2000. The decrease was primarily attributable to the closure of underperforming company-operated Einstein stores in fiscal 2000 partially offset by and depreciation on asset additions.

        Loss from Operations.    Loss from operations decreased $9.7 million to a $14.4 million loss for fiscal 2001 from a $24.4 million loss for fiscal 2000. The decrease was primarily due to the decrease in provision for reorganization, lower general and administrative costs and the closure of underperforming stores in fiscal 2000.

Liquidity and Capital Resources

        As of December 31, 2002, we had a working capital deficit of $164.8 million, due in large part to the maturity of the Notes on June 15, 2003. We have engaged an investment bank to assist us in developing alternatives to rationalize our capital structure. We are actively pursuing options to effect the refinancing or retiring of the Notes on or before their maturity on June 15, 2003. Such options currently under consideration by us include the sale of all or part of the company, which could result in an investment of equity and a refinancing or retirement of our primary debt obligations, and the refinancing of the Notes with a new debt facility, which may entail a new 144A senior note offering.

        We have recorded a loss from operations for the fiscal years ending December 21, 2002, January 1, 2002 and December 31, 2000 of approximately $300,000, $6.8 million and $3.1 million, respectively. We have also recorded net cash flow used in operating activities of approximately $6.7 million in 2002 as a result of the operating loss as well as working capital contraction related primarily to shorter payment terms associated with our new distribution contracts. We have initiated cost reduction programs that stem primarily from the integration of Einstein, including supply chain efficiencies and reductions in overhead as a result of the elimination of duplicative functions and the streamlining of various functional areas. While most of these initiatives commenced in fiscal 2002, the full year effect is not expected to be realized until 2003 and beyond. In addition, we incurred substantial expenses in 2002 related to (1) the payment of unauthorized bonuses to certain members of former management, as well as the internal investigation that ensued, and (2) legal and advisory fees related to various efforts to refinance the Notes and our revolving line of credit, which are not anticipated to recur at similar levels in 2003. Although there is no assurance that funding will be available to refinance or retire the Notes on satisfactory terms and conditions, or at all, we believe that our current business plan, if successfully funded, will improve our operating results and cash flow in the future.

        In January and March 2001, we issued 25,000 shares of newly authorized Series F preferred stock and warrants to purchase Common Stock as well as equity in a newly formed affiliate, GNW. The proceeds, net of related offering expenses, were $23.7 million. The proceeds from these equity sales were utilized to purchase Einstein bonds and pay related costs.

        In June 2001, we issued 25,000 shares of Series F preferred stock and warrants to purchase Common Stock. The proceeds, net of related offering expenses, were $22.7 million. The proceeds from this stock sale were utilized to fund, in part, the purchase price for the Einstein Acquisition.

        On June 19, 2001, we consummated a private placement of 140,000 units consisting of $140.0 million of Senior Increasing Rate Notes due 2003 with detachable warrants for the purchase of 13.7 million shares of our common stock, exercisable at $0.01 per share. The proceeds, net of discount and related offering expenses, were $122.4 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition, to repay our then-existing bank debt and for general working capital purposes. The Notes currently bear interest at 18.0% per annum. In addition, since we have not completed a registered exchange offer for the Notes, we began paying additional interest on the Notes on November 17, 2001 at the rate of 0.25% per annum increasing by 0.25% each 90 days that such default continues up to a maximum rate of additional interest of 1.0% per annum. The penalty interest of 1.0% per annum is currently being charged on the Notes.

        On June 19, 2001, we obtained a $35.0 million asset-backed secured loan to our wholly owned non-restricted subsidiary, EnbcDeb Corp. The proceeds, net of discount and related offering expenses, were $32.2 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the "EnbcDeb Notes"), is secured by Einstein bonds owned by EnbcDeb Corp. Interest on the EnbcDeb Notes initially accrues at the rate of 14.0% per annum, increasing by 0.35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at our option. The loan matured on June 15, 2002; however, as of December 31, 2002 the Einstein bankruptcy estate had not concluded distribution on the Einstein bonds. As of December 31, 2002, the outstanding balance of the EnbcDeb Notes was $4.4 million. We must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes. To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will have the option to require us to issue them preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17.0% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and we will be required to issue warrants to purchase 5% of our fully diluted Common Stock. If the amount of the deficiency is $5.0 million or greater, then the preferred stock will be entitled to an annual cash dividend equal to 18.0% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and we will be required to issue warrants to purchase 10% of our fully diluted common stock.

        On May 30, 2002, we entered into a Loan and Security Agreement with BET Associates, L.P. ("BET"), one of our principal stockholders, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of our assets. Borrowings under the facility bear interest at the rate of 11.0% per annum. As of December 31, 2002, $6.0 million of the revolving credit facility was outstanding. The facility was to expire on March 31, 2003. In February 2003, we and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13.0% per annum. BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003.

        At December 31, 2002, we had a working capital deficit of $164.8 million compared to a working capital deficit of $150.0 million at January 1, 2002. The increase in the working capital deficit was primarily the result of the increase in loss from operations as well as working capital contractions stemming from shorter payment terms related to the new distribution contracts. Of the $189.6 million and $217.7 million of current liabilities as of December 31, 2002 and January 1, 2002, respectively, $138.1 million and $132.0 million represented the balance of the Notes included in the consolidated balance sheets as of such dates. We had net cash used in operating activities of $6.7 million for the year ended December 31, 2002 compared with net cash provided by operating activities of $7.8 million for the year ended January 1, 2002. The variance between the cash used in and provided by operating activities in those years was attributable primarily to working capital items as a reduction in accounts payable and accrued expenses was partially offset by a reduction in accounts receivable, principally comprised of the amount due from the Einstein bankruptcy estate.

        We had net cash provided by investing activities of $32.9 million for the year ended December 31, 2002 compared with net cash used in investing activities of $190.2 million for the year ended January 1, 2002. The net cash provided by investing activities in fiscal 2002 was attributable primarily to the receipt of $36.7 million in proceeds from the Einstein bankruptcy estate related to our investment in the Einstein bonds. The net cash used in investing activities in fiscal 2001 related primarily to our investment in debt securities and the Einstein Acquisition.

        We had net cash used in financing activities of $31.0 million for the year ended December 31, 2002 compared with net cash provided by financing activities of $195.7 million for the year ended January 1, 2002. The net cash used in financing activities in fiscal 2002 related to the repayment of the EnbcDeb Notes of approximately $37.0 million, partially offset by the borrowing of $6.0 million from our revolving credit facility. The net cash provided by financing activities in fiscal 2001 relates primarily to the issuance of Series F preferred stock, proceeds from the sale of an interest in GNW and proceeds from the Notes and EnbcDeb Notes issued in connection with the Einstein Acquisition.

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$161,883	$150,872	$955	$56	$10,000
Capital Lease Obligations	553	295	225	33	—
Operating Leases	113,841	27,485	50,931	27,065	8,360
Other Long-Term Obligations	10,560	—	2,027	1,117	7,416

Total	$286,837	$178,652	$54,138	$28,271	$25,776

Off-Balance Sheet Transactions

        We do not engage in material off-balance sheet transactions.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of the adoption of this new standard, although we do not expect it to affect our consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002, with early application encouraged. This statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishments of Debt, and includes other modifications to existing statements, that are not applicable to us. SFAS 4 required the reporting of gains or losses associated with the extinguishments of debt be classified as an extraordinary item on the income statement. SFAS 145 rescinds that classification unless the extinguishment is deemed both unusual and infrequent in nature as defined in APB 30. We have adopted the provisions of SFAS 145 in these financial statements and determined that the loss from the extinguishment of the Greenlight Capital obligation did not meet the APB 30 criteria to be considered an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement requires a liability for a cost associated with an exit or disposal activity to be recognized at fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits requiring future employee service, which is to be recognized ratably over the remaining service period. We early-implemented SFAS No. 146 upon its issuance in fiscal 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note.

For entities that use the intrinsic value method of APB 25, to account for employee stock compensation, their accounting policies note should include a tabular presentation of pro forma net income and earnings per share using the fair value method. This statement also permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods—the prospective method, the modified prospective method, or the retroactive restatement method. The main provisions of this statement are effective for fiscal years ending after December 15, 2002. We currently have no intention to change to the fair value method to account for employee stock-based compensation; however, the disclosure provisions have been implemented within our consolidated financial statements.

        We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on its financial statements.

General Economic Trends and Seasonality

        We anticipate that our business will be affected by general economic trends that affect retailers in general. While we have not operated during a period of high inflation, we believe based on industry experience that we would generally be able to pass on increased costs resulting from inflation to our consumers. Our business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by us of existing stores, existing and additional competition, marketing programs, weather and variations in the number of location openings. Although few, if any, employees are paid at the minimum wage, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees. Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

Section 906 of the Sarbanes-Oxley Act of 2002

        The information contained in this Form 10-K under the caption, "Selected Financial Data," covers our three most recently completed fiscal years. The Securities and Exchange Act of 1934, or the Exchange Act, requires that selected financial data cover a five-fiscal-year period. As more fully described above, in connection with reauditing fiscal 2000 and fiscal 2001, we identified certain changes to balances in our previously reported financial statements for periods prior to fiscal 2000, which changes are reflected on the adjusted opening balance sheet for fiscal 2000. As a result of these changes and the previously announced withdrawal of Arthur Andersen LLP's audit opinions on our historical financial statements following our decision to reaudit fiscal 2000 and fiscal 2001, we determined not to include selected financial data for fiscal 1998 and fiscal 1999 in this Form 10-K, pending a review of such data, which we were not able to complete prior to this filing without unreasonable effort and expense. We do not believe that the selected financial data for those years is material, given the subsequent changes in management and significant growth in our business and as a result of the Einstein Acquisition. As a result of the foregoing, the certification required to accompany this Form 10-K pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, states that this report complies, in all material respects, with the requirements of the Exchange Act, rather than that this report fully complies with those requirements. We intend to review our historical financial statements and records for fiscal 1998 and fiscal 1999 as soon as is practicable. Once that review is completed, we intend to file an amendment to this Form 10-K to include selected financial data for the full five-fiscal-year period if it is possible to do so without unreasonable effort and expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our debt at December 31, 2002 is principally comprised of the Notes, the revolving loan facility and the EnbcDeb Notes. A 100 basis point increase in market interest rates would have no effect on our borrowing costs, as interest is paid at rates defined under the respective agreements. However, an increase in prevailing market interest rates could negatively affect the market value of our Notes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        On July 29, 2002, we dismissed Arthur Andersen LLP as our independent auditors and engaged the accounting firm of Grant Thornton LLP as our new independent auditors. The decision to change auditors was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board of Directors. The decision to engage Grant Thornton LLP followed our evaluation of proposals from several accounting firms.

        During the fiscal years ended January 1, 2002 and December 31, 2000, and the subsequent interim period through July 29, 2002, there were no disagreements between Arthur Andersen and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in its reports on our consolidated financial statements for such years, and there occurred no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The audit reports of Arthur Andersen on our original consolidated financial statements for the fiscal years ended January 1, 2002 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        Pursuant to Item 304(a)(3) of Regulation S-K, we requested that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements. A representative of Arthur Andersen advised us that Arthur Andersen is no longer in a position to provide letters relating to its termination as a former audit client's independent auditor, and that Arthur Andersen's inability to provide such letters has been discussed with the staff at the Securities and Exchange Commission.

        During the fiscal years ended January 1, 2002 and December 31, 2000, and the subsequent interim period through July 29, 2002, we did not consult Grant Thornton LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any of the matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is information with respect to our directors, executive officers and key employees:

Name	Age	Position
Anthony D. Wedo	44	Chairman, Chief Executive Officer and Director
Paul J.B. Murphy III	48	Chief Operating Officer
Susan E. Daggett	42	Chief Supply Officer
Charles Gibson	40	Chief Development Officer
Richard R. Lovely	43	Chief Personnel Officer
Edward McPherson	48	Chief Marketing Officer
William Nimmo(1)(2)	48	Director
Leonard Tannenbaum(1)(2)	31	Director
Eve Trkla(1)(2)	40	Director

(1)
Member of Audit Committee
(2)
Member of Compensation Committee

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

        Paul J.B. Murphy III.    Mr. Murphy joined us in December 1997 as Senior Vice President—Operations and had served as Executive Vice President—Operations since March 1998. Mr. Murphy was appointed our Chief Operating Officer in June 2002. From July 1996 until December 1997, Mr. Murphy was Chief Operating Officer of one of our former area developers. From August 1992 until July 1996, Mr. Murphy was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken. Mr. Murphy has a B.A. degree from Washington and Lee University.

        Susan E. Daggett.    Ms. Daggett joined us in 1995 as Director, Operations Finance, and was subsequently promoted to V.P., Operations Finance, then to V.P. and Controller. In May 1998, she moved into our purchasing and distribution areas, serving as V.P., Purchasing and later as V.P., Supply Chain, before becoming our Chief Supply Officer in May 2002. Prior to joining us, Ms. Daggett served as Director, Financial Planning and Reporting at Arby's Inc., and as Director, Financial Planning and Analysis with Burger King. A Certified Public Accountant, Ms. Daggett began her career at Ernst & Whinney. She has a B.A. degree in Business Administration from the University of Northern Iowa.

        Charles Gibson.    Mr. Gibson joined us in September 2000, as Chief Development Officer. From August 1997 to September 2000, Mr. Gibson served as Vice President Real Estate/Market Planning for CSK Auto, Inc., an after-market auto parts dealer. From 1988 through 1997, Mr. Gibson was with PepsiCo Inc., most recently as Senior Director of Development, supporting Pizza Hut, Inc. in real estate and construction management. Mr. Gibson received his undergraduate degree in Accounting from Eastern Kentucky University and has an M.B.A. from the University of North Texas.

        Richard R. Lovely.    Mr. Lovely joined us as Chief Personnel Officer in June 2002. From July 1995 through October 2001, Mr. Lovely was a Senior Vice President in Bank One Corporation's First USA

Credit Card unit. He held the position of Senior Vice President, Partnership Marketing from August 2000 until October 2001. From July 1995 through August 2000, Mr. Lovely held senior human resources positions for First USA in Dallas, TX, Wilmington, DE, and the United Kingdom. Mr. Lovely has a J.D. degree from Georgetown University and a B.S. degree in Industrial and Labor Relations from Cornell University.

        Edward McPherson.    Mr. McPherson joined us as Chief Marketing Officer in September 2001. From September 2000 until September 2001, Mr. McPherson was President of iDd Media, a media and distribution company. From February 2000 until September 2000, Mr. McPherson was Senior Vice President and Chief Marketing Officer of Taciticty.com, a start-up retail/e-commerce technology firm. From September 1998 until February 2000, Mr. McPherson was Vice President—Marketing of Gateway, a computer company. From March 1989 until September 1998, Mr. McPherson held various positions with Pepsico Inc.'s KFC division, later Tri-Con Global's KFC division, a restaurant service company, most recently as a Vice President—Marketing. Mr. McPherson has a B.S. degree and an M.B.A. degree from Old Dominion University.

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

        Leonard Tannenbaum.    Leonard Tannenbaum, C.F.A., has served as our director since March 1999 and is the Managing Partner at MYFM Capital LLC, a boutique investment firm, and a partner at BET, a capital fund. From 1997 until 1999, Mr. Tannenbaum was a partner at LAR Management, a hedge fund. From 1996 until 1997, Mr. Tannenbaum was an assistant portfolio manager at Pilgrim Baxter and Co. From 1994 until 1996, Mr. Tannenbaum was an Assistant Vice President in the small company group of Merrill Lynch. Mr. Tannenbaum currently serves on the board of Assisted Living Concepts, Inc., a company that owns and operates assisted living residences. Mr. Tannenbaum has an M.B.A in Finance and Bachelors of Science in Management from The Wharton School at the University of Pennsylvania.

        Eve Trkla.    Ms. Trkla has served as our director since August 2000 and is a controlling person of Brookwood Financial Partners, L.P., an affiliate of Brookwood New World Investors, LLC ("Brookwood"). Ms. Trkla has been, since May 1993, the Chief Financial Officer of Brookwood Financial Partners, L.P. Ms. Trkla's prior experience in the financial services field includes eight years as a lender at The First National Bank of Boston and one year as the Senior Credit Officer at The First National Bank of Ipswich. Ms. Trkla also serves as a director of UbiquiTel, Inc., a Sprint PCS affiliate. Ms. Trkla is a cum laude graduate of Princeton University.

        Our by-laws provide that our board of directors is divided into three classes, designated Class I, Class II and Class III. Each director is appointed for a three-year term. Anthony D. Wedo and Leonard Tannenbaum are Class III directors. We currently do not have any Class I or Class II directors.

        We are a party to a stockholders agreement (the "Stockholders Agreement") dated January 18, 2001, as amended March 29, 2001, June 19, 2001 and July 9, 2001 with BET, Brookwood, Halpern Denny and Greenlight and certain of its affiliates. Pursuant to the terms of the Stockholders Agreement, BET and Brookwood are each entitled to designate one member to our board of directors, and Halpern Denny is entitled to designate two members to our board of directors. See "Certain Relationships and Related Transactions." Halpern Denny has only designated one director at this time. Pursuant to the Stockholders Agreement, William Nimmo, Leonard Tannenbaum and Eve Trkla have been designated as directors. Mr. Tannenbaum was also elected to our board of directors by our common stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the total compensation awarded to, earned by or paid during our last three fiscal years to (i) our Chief Executive Officer, (ii) our other current executive officer, and (iii) one former executive officer during the year ended December 31, 2002 ("Named Executive Officers").

SUMMARY COMPENSATION TABLE

	Annual Compensation								Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)
Anthony D. Wedo(1) Chairman and Chief Executive Officer	2002 2001	$ $	560,154 183,077	$ $	234,391 187,516	$ $	18,000 8,308	(2) (2)	— —	5,040,242 —(3)
Paul J.B. Murphy III(4) Chief Operating Officer	2002 2001	$ $	320,192 161,538	$ $	150,000 187,516	$ $	— —		— —	— —
R. Ramin Kamfar(5) Former Chairman	2002 2001 2000	$ $ $	92,308 300,000 300,000	$ $ $	300,000 300,000 305,000	$ $	58,270 24,000 24,000	(6) (2)(7) (2)(7)	— — 250,000	— — 250,000

(1)
We hired Mr. Wedo in July 2001.

(2)
Represents a car allowance for the respective individuals.

(3)
We were obligated to issue 3,077,035 options to Mr. Wedo under his original employment agreement. These options were never granted, and in connection with his entering into an amended and restated employment agreement with us effective January 1, 2002, Mr. Wedo was granted options as of December 6, 2002, to purchase 5,040,242 shares of Common Stock under the amended and restated employment agreement.

(4)
Mr. Murphy became an officer in June 2001 in connection with the Einstein Acquisition.

(5)
Effective April 1, 2002, Mr. Kamfar resigned as an officer and director. In connection with his departure from us, we permitted Mr. Kamfar to retain $1,445,000 previously paid to him, which amount is not included in the amounts set forth in the table. In addition, one-half of Mr. Kamfar's options were cancelled when his employment with us ended, and the remainder terminated 90 days thereafter pursuant to their terms.

(6)
Represents payment for accrued vacation.

(7)
In addition to Mr. Kamfar's car allowance, he had the use of a car paid for by us (beginning in August 2001, Mr. Kamfar had the use of a second car paid for by us, the cost of which was reimbursed by us in 2002), and we reimbursed Mr. Kamfar for his garage expenses, tolls and car repairs. The cost of the cars and such reimbursed expenses are not included in the amounts set forth in the table.

Stock Option Grants in Last Fiscal Year

        Set forth below is information on grants of stock options for the Named Executive Officers for the year ended December 31, 2002. In addition, as required by Securities and Exchange Commission rules, the table sets forth hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

OPTION GRANTS IN FISCAL 2002

Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees in Fiscal Year
Exercise Price ($ per Share)
				Expiration Date	5%(2)	10%(3)
Anthony D. Wedo	5,040,242	100%	$0.26	January 1, 2012	$824,143	$2,088,540
Paul J.B. Murphy III	—	—	—	—	—	—
R. Ramin Kamfar	—	—	—	—	—	—

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

Fiscal Year End Option Values

        During the fiscal year ended December 31, 2002, none of the Named Executive Officers exercised any stock options. Set forth below is information on the number of stock options held by the Named Executive Officers as of December 31, 2002. None of such stock options were in-the-money as of December 31, 2002.

FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)
	Exercisable	Unexercisable
Anthony D. Wedo	1,680,080	3,360,162
Paul J.B. Murphy	0	0
R. Ramin Kamfar(1)	0	0

(1)
Effective April 1, 2002, Mr. Kamfar resigned as an officer and director. In connection with his departure from our Company, one-half of Mr. Kamfar's options were cancelled. The remainder of his options terminated 90 days thereafter pursuant to their terms.

Directors' Compensation

        Until June 20, 2002, each of our non-employee directors was paid $2,000 for each quarterly board meeting of each calendar year, $1,000 for each additional board meeting held in the same calendar year and $500 for each committee meeting. Such payments were made in shares of our Common Stock. Effective June 20, 2002, each of our non-employee directors receives a $15,000 annual retainer to be paid on January 1 of each year for services relating to the prior year, plus $2,000 for each quarterly board meeting, $1,000 for each additional board meeting held in the same calendar year and $500 for each committee meeting. Any director not attending at least 75% of all committee and board meetings held during the year shall not receive the annual retainer. Employee directors are not compensated for service provided as directors. Additionally, each non-employee director receives stock options to purchase 10,000 shares of our Common Stock on the date on which such person first becomes a director, and on October 1 of each year if, on such date, he or she shall have served on our board of directors for at least six months. The exercise price of such options is equal to the market value of the shares of Common Stock on the date of grant. All directors are reimbursed for out-of-pocket expenses incurred by them in connection with attendance of board meetings and committee meetings.

Employment Contracts

        Anthony Wedo.    In July 2001, we entered into an employment agreement with Mr. Wedo, our Chief Executive Officer. Effective as of January 1, 2002, we entered into an amended and restated employment agreement with Mr. Wedo. The agreement expires on December 31, 2004, but is automatically renewed for additional one-year periods commencing each January 1, unless either party gives written notice of its desire not to renew such term at least 90 days prior to the end of the term or any such renewal term. The agreement provides for a base salary of $565,000 per year. At the beginning of each year during the term of the employment agreement, Mr. Wedo's base salary will be subject to an annual review by our board of directors at the recommendation of the compensation committee. Mr. Wedo is entitled to an annual performance bonus of up to 150% of his base salary for such year. The amount of the bonus will be determined by the board of directors after review by the Compensation Committee and is based upon the achievement of predetermined individual and company goals during such period. For the period July 16, 2001 to July 31, 2002, the contract provides that Mr. Wedo will receive a guaranteed bonus of $187,500 payable in the amount of $46,875 on each of October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, which is considered a prepayment of the annual performance bonus described above. In addition, Mr. Wedo is entitled to a one-time bonus of $250,000 upon the consummation of an equity offering by the Company generating at least $25 million or $500,000 if the equity offering generates at least $50 million.

        In connection with entering into the amended and restated employment agreement, Mr. Wedo was granted options to purchase 6% of our outstanding Common Stock (including the Common Stock issuable upon exercise of outstanding options and warrants with an exercise price of $3.00 per share or less) as of December 6, 2002 for $0.26 per share. The options were granted subject to the approval of the stockholders of any necessary increase in the number of shares reserved for issuance pursuant to the 1994 Stock Plan. The options vest in one-third increments on each of December 31, 2002, December 31, 2003 and December 31, 2004.

        In the event that we terminate Mr. Wedo's employment other than for cause, he will be paid severance compensation equal to one times his annual base salary.

        Mr. Wedo has agreed that from the date of the employment agreement until the first anniversary of the termination of the employment agreement, he will not directly or indirectly, without our prior written consent, engage anywhere in the United States (whether as an employee, consultant, proprietor, partner, director or otherwise), or have any ownership interest in (except for ownership of 10% or less of any outstanding entity whose securities are listed on a national securities exchange), or participate in the financing, operation, management or control of any firm, corporation or business (other than us) that engages in the marketing or sale of specialty coffee, bagels and/or fast casual sandwiches as one of its principal businesses. In addition, Mr. Wedo has agreed that from the date of the employment agreement until the second anniversary of the termination of the employment agreement, he will not directly or indirectly, without our prior written consent, solicit the services, or cause to be employed, any person who was an employee of the Company at the date of such termination, or within six months prior to such time.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with for the fiscal year ended December 31, 2002, except for each of our executive officers and non-employee directors who failed to file a report on Form 5 to report exempt grants of stock and options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 30, 2003 (i) by each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our Common Stock, (ii) by each of our executive officers, (iii) by each of our directors, and (iv) by all directors and executive officers as a group.

Beneficial Owner**	Amount and Nature of Beneficial Ownership		Percentage
Halpern Denny III, L.P. 500 Boylston Street, Suite 1880 Boston, MA 02116	27,816,433	(1)	50.1%
Greenlight Capital, L.L.C. 420 Lexington Avenue, Suite 1740 New York, NY 10107	16,289,023	(2)	48.2%
Farallon Capital Partners, L.P. One Maritime Plaza, Suite 11325 San Francisco, CA 94111	7,240,086	(3)	12.5%
BET Associates, L.P. 3103 Philmont Avenue Huntingdon Valley, PA 19006	5,374,026	(4)	10.5%
Brookwood New World Investors, LLC 55 Tower Road Beverly, MA 01915	4,995,825	(5)	9.8%
Anthony D. Wedo	1,683,769	(6)	3.2%
Paul J.B. Murphy III	0		*
Leonard Tannenbaum	202,729	(7)	*
Eve Trkla	82,729	(8)	*
William Nimmo	44,661	(9)	*
All directors and executive officers as a group (5 persons)	2,013,888	(10)	3.8%

*
Less than one percent (1%).

**
Address for each officer and director is our office located at 1687 Cole Blvd., Golden, Colorado 80401.

(1)
Based upon an amendment to a Schedule 13D filed with the Securities and Exchange Commission on March 14, 2003. Includes 4,552,326 shares of Common Stock that may be purchased upon the exercise of warrants. Does not include certain step-up warrants issuable to Halpern Denny on December 31, 2002 and certain anti-dilution warrants issuable to Halpern Denny after October 15, 2002.

(2)
Based on an amendment to a Schedule 13D filed with the Securities and Exchange Commission on June 19, 2001. The Schedule 13D was filed on behalf of Greenlight Capital, L.L.C., Greenlight Capital, L.P., of which Greenlight Capital, L.L.C. is the general partner, Greenlight Capital Offshore, Ltd., for whom Greenlight Capital, L.L.C. acts as investment advisor, Greenlight Capital Qualified, L.P., of which Greenlight Capital, L.L.C. is the general partner, and David Einhorn and Jeffrey A. Keswin, the principals of Greenlight Capital, L.L.C. Consists of Common Stock that may be purchased upon the exercise of warrants. Does not include certain step-up warrants issuable to Greenlight Capital on December 31, 2002 and certain anti-dilution warrants issuable to Greenlight Capital, L.L.C. after October 15, 2002.

(3)
Based upon an amendment to a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2003. Includes 7,135,086 shares of Common Stock that may be purchased upon exercise of warrants. Does not include certain additional warrants issuable to Farallon Capital Partners, L.P. after June 15, 2002. The Schedule 13G was filed by Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institution Partners II, L.P., Farallon Capital Partners III, L.P., Tinicum Partners, L.P. (collectively, the "Partnerships"), Farallon Capital Management, L.L.C. (the "Management Company"), Farallon Partners, L.L.C., the general partner of the partnerships (the "General Partner") and the individual managing members of the General Partner and the Management Company.

(4)
Includes 10,000 shares of Common Stock that may be purchased upon the exercise of warrants held by BET. Bruce E. Toll is the sole member of BRU LLC, a Delaware limited liability company, which is the sole general partner of BET. Mr. Toll also owns 200,000 shares of common stock. Also includes 24,500 shares of Common Stock that may be purchased upon the exercise of warrants held by The Bruce E. Toll Family Trust and 73,500 shares of Common Stock that may be purchased upon the exercise of warrants held by the Robbi S. Toll Foundation. Does not include certain step-up warrants issuable to BET on December 31, 2002 and certain anti-dilution warrants issuable to BET after October 15, 2002.

(5)
Based on an amendment to a Schedule 13D filed with the Securities and Exchange Commission on November 7, 2002. Includes 500 shares of Common Stock that may be purchased upon the exercise of warrants. Does not include certain step-up warrants issuable to Brookwood on December 31, 2002 and certain anti-dilution warrants issuable to Brookwood after October 15, 2002.

(6)
Includes 1,680,080 shares of Common Stock, which may be acquired upon the exercise of presently exercisable options. Does not include options to purchase 3,360,162 shares of Common Stock which are not exercisable within 60 days.

(7)
Includes 50,000 shares of Common Stock, which may be acquired upon the exercise of presently exercisable options. Also includes 70,000 shares of Common Stock, which may be acquired upon the exercise of presently exercisable warrants. Does not include 5,174,026 shares of Common Stock owned beneficially by BET, of which Mr. Tannenbaum is a limited partner. Mr. Tannenbaum disclaims beneficial ownership of the shares of Common Stock owned by BET, except to the extent of his pecuniary interest therein.

(8)
Includes 30,000 shares of Common Stock, which may be acquired upon the exercise of presently exercisable options. Does not include 4,995,825 shares of Common Stock beneficially owned by Brookwood. Ms. Trkla is a controlling person of Brookwood Financial Partner, L.P., an affiliate of Brookwood. Ms. Trkla disclaims a beneficial interest in the Common Stock beneficially owned by Brookwood, except to the extent that Thomas N. Trkla, her spouse, has a direct or indirect pecuniary interest therein.

(9)
Includes 30,000 shares of Common Stock, which may be acquired upon the exercise of presently exercisable options. Does not include 27,816,433 shares of Common Stock owned beneficially by Halpern Denny in which Mr. Nimmo is a partner. Mr. Nimmo disclaims any beneficial interest in the Common Stock beneficially owned by Halpern Denny, except to the extent of his pecuniary interest therein.

(10)
Includes 1,790,080 shares of Common Stock, which may be acquired upon the exercise of presently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
1994 Stock Option Plan	5,106,442		$0.28	1,263,149
1995 Directors Option Plan	110,000	(1)	$0.96	0
Equity compensation plans not approved by stockholders:
Barry Levine(2)	10,000		$4.86	0
Robert Williams(2)	10,000		$4.86	0
Barry Levine(3)	10,000		$5.26	0
Robert Williams(3)	10,000		$5.26	0
Barry Levine(4)	20,000		$1.97	0
Robert Williams(4)	20,000		$1.97	0
Leonard Tannenbaum(5)	70,000		$—	0
Bruce Toll(6)	98,000		$—	0
B&B Ventures(7)	10,000		$2.44	0
Genesis Select Corporation(8)	150,000		$2.83	0

Total	5,624,442		$0.38	1,263,149

(1)
Includes options to purchase 30,000 shares of Common Stock, which are due to the directors who were in office as of October 1, 2002, but have not yet been granted.

(2)
Represents options granted on October 1, 1996 for consulting services in connection with the operation of our coffee roasting facility in Connecticut. The options vested immediately upon grant.

(3)
Represents warrants granted on October 25, 1996 for consulting services in connection with the operation of our coffee roasting facility in Connecticut. The options vested immediately upon grant.

(4)
Represents options granted on March 25, 1998 for consulting services in connection with the operation of our coffee roasting facility in Connecticut. The options vested immediately upon grant.

(5)
Represents warrants granted to Mr. Tannenbaum in 2000 for financial advisory services.

(6)
Represents warrants granted to Mr. Toll in 2000 for financial advisory services.

(7)
Represents warrants granted on May 1, 2000 for consulting services in connection with the operation of our coffee roasting facility in Connecticut.

(8)
Represents warrants granted to Genesis Select Corporation for investor relation services pursuant to a consulting services agreement dated September 1, 2000. As a portion of its compensation under the agreement, we granted Genesis Select warrants exercisable for 150,000 shares of common stock (50,000 shares with an exercise price of $2.00 per share, 50,000 shares with an exercise price of $3.00 per share and 40,000 shares with an exercise price of $3.50 per share).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Leonard Tannenbaum, a director, is a limited partner and 10% owner in BET. On August 11, 2000, BET purchased approximately 8,108 shares of our Series D preferred stock for a sum of $7.5 million. In a related transaction on August 18, 2000, Brookwood purchased approximately 8,108 shares of our Series D preferred stock for a sum of $7.5 million (collectively, the "Series D Financing"). Each of BET and Brookwood received a warrant to purchase 1,196,909 shares of our Common Stock at a price of $0.01 per share. In connection with the Series D Financing, MYFM Capital LLC, of which Mr. Tannenbaum is the Managing Director, received a fee of $225,000 and a warrant to purchase 70,000 shares of our Common Stock at its closing price on August 18, 2000. In addition, Mr. Tannenbaum was designated by BET as a director to serve for the period specified in the Stockholders Agreement.

        Eve Trkla, a director of our company, is the Chief Financial Officer of Brookwood Financial Partners, L.P., an affiliate of Brookwood. Ms. Trkla was designated by Brookwood as a director to serve for the period specified in the Stockholders Agreement.

        On January 22, 2001, we consummated a sale of 20,000 shares of our authorized but unissued Series F preferred stock to Halpern Denny in exchange for the sum of $20.0 million. At such time we entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. Pursuant to the Series F Preferred Stock and Warrant Agreement, Halpern Denny was paid a transaction fee of $500,000. William Nimmo, a director, is a partner in Halpern, Denny and Co., an affiliate of Halpern Denny. Mr. Nimmo was designated by Halpern Denny as a director of our company. In connection with the Series F Preferred Stock and Warrant Purchase Agreement, we issued Halpern Denny a warrant to purchase 8,484,112 shares of our Common Stock at an exercise price of $0.01 per share.

        BET and Brookwood had invested the sum of $15.0 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D preferred stock, which had a right to approve the creation of the Series F preferred stock. Therefore, we considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, we, BET and Brookwood entered into an Exchange Agreement on January 22, 2001, whereby we exchanged all of our outstanding Series D preferred stock, including accrued but unpaid dividends (all of which were retired), for a total of 16,398.33 shares of Series F preferred stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of our Common Stock. On May 30, 2001, we issued 25,000 shares of Common Stock to Mr. Tannenbaum in connection with the exchange of all of the outstanding shares of Series D preferred stock for shares of Series F preferred stock. In connection with the January 2001 Series F preferred stock financing, Bruce Toll, an affiliate of BET, was issued 200,000 shares of Common Stock.

        On March 29, 2001, we consummated a sale of 5,000 additional shares of our Series F preferred stock to Halpern Denny in exchange for the sum of $5 million. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement (the "Second Purchase Agreement") with Halpern Denny, we also sold Halpern Denny warrants to purchase 2,121,028 shares of our Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant). Pursuant to the Second Purchase Agreement, Halpern Denny was paid a transaction fee of $200,000.

        In connection with the Einstein Acquisition, on June 7 and June 19, 2001, Halpern Denny purchased an additional 7,500 shares of Series F preferred stock for the sum of $7.5 million and warrants to purchase 2,961,551 shares of our Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant) pursuant to the Series F Preferred Stock Purchase Agreement. In addition, on June 19, 2001, Greenlight Capital and certain of its affiliates purchased 12,500 shares of Series F preferred stock and warrants to purchase 10,576,967 shares of our Common

Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant) pursuant to the Third Series F Preferred Stock and Warrant Purchase Agreement (the "Third Purchase Agreement"). Pursuant to the Third Purchase Agreement, Halpern Denny was paid a transaction fee of $250,000 and Greenlight Capital was paid a transaction fee of $417,000.

        Commencing in 2002, the holders of the Series F preferred stock are entitled to receive additional warrants. See Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K.

        On January 17, 2001, we entered into a Bond Purchase Agreement with Greenlight Capital. Pursuant to the agreement, Greenlight formed a limited liability Company, GNW, and contributed $10.0 million to GNW to purchase Einstein bonds. We are the exclusive manager of GNW. The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, we issued Greenlight warrants to purchase an aggregate of 4,242,056 shares of our Common Stock at $0.01 per share. On June 19, 2001, GNW, Greenlight and we entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes. We are required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes. To the extent that there are any excess proceeds, we are required to pay them to Greenlight. If Greenlight does not receive a return equal to its Guaranteed Return, we are obligated to issue Greenlight Series F preferred stock with a face amount equal to the deficiency and warrant coverage equal to 1.125% of our fully diluted Common Stock for each $1.0 million of deficiency.

        BET, Brookwood, Halpern Denny, Greenlight, Special Situations and we entered into a Stockholders Agreement, which relates principally to the composition of our board of directors. Pursuant to the terms of the Stockholders Agreement, as amended, the authorized number of directors shall be ten members. BET and Brookwood are each entitled to designate one member to the board of directors until such time as its Series F preferred stock, including any notes issued upon redemption thereof, have been redeemed and paid in full. Halpern Denny is entitled to designate two members to the board of directors (and has designated one, Mr. Nimmo, as of this time) until such time as its Series F preferred stock, including any notes issued upon redemption thereof, have been redeemed and paid in full, at which time it shall be allowed to designate one director, which right will continue until such time as it owns less than 2% of our outstanding Common Stock. The Stockholders Agreement provides that should Halpern Denny designate a second member to the board of directors, a majority of directors who are not designees of BET, Brookwood or Halpern Denny may designate an additional member to the board of directors bringing the total membership of the board of directors to ten persons. In addition, pursuant to the terms of the Certificate of Designation for the Series F preferred stock, in the event that any dividends on the Series F preferred stock are in arrears, the holders of the Series F preferred stock will have the right to designate not less than 50% of the members of the board of directors.

        On May 30, 2002, we entered into a Loan and Security Agreement with BET, one of our principal stockholders, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of our assets. Borrowings under the facility bear interest at the rate of 11% per annum. In connection with obtaining the facility, we paid MYFM Capital LLC a fee of $75,000. As of December 31, 2002, $6.0 million of the revolving credit facility was outstanding. The facility was to expire on March 31, 2003. In February 2003, we and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13% per annum. BET or a designee of BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003. Leonard Tannenbaum, one of our directors, is the Managing Director of MYFM Capital and is a partner at BET.

        In June 1999, we entered into a franchise agreement for a New World location with NW Coffee, Inc., pursuant to which NW Coffee, Inc. paid us an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5% of gross sales, due and payable monthly. In connection with the franchise agreement we also entered into an asset purchase agreement with NW Coffee, Inc., pursuant to which NW Coffee, Inc. purchased the assets of the New World location from us for $250,000. In connection with the asset purchase agreement, NW Coffee, Inc. delivered to us a promissory note in the amount of $225,000, which bears interest at 8% and is payable in installments commencing on June 30, 2002. The note is secured by the assets of NW Coffee, Inc. used in the operation of the franchise. Mr. Kamfar's uncle owns NW Coffee, Inc. and Mr. Kamfar's parents are officers of NW Coffee, Inc. In periods prior to April 2001, we purchased goods for the franchise and paid for all of the expenses of the franchise other than payroll (other than the salary of the general manager), which generated receivables for us. From time to time, NW Coffee, Inc. and Mr. Kamfar made payments to us to reduce the outstanding receivables. As of December 31, 2002, the outstanding receivable of NW Coffee, Inc. was $266,950. We have fully reserved this receivable in our allowance for doubtful accounts. Until April 2002, we also provided payroll, accounting and other services to NW Coffee, Inc. for no charge. We terminated the franchise agreement with NW Coffee, Inc. in June 2002 for breach by the franchisee.

        In August 1997, we entered into a franchise for a New World location with 723 Food Corp., pursuant to which 723 Food Corp. paid us an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5% of gross sales, due and payable monthly. In connection with the franchise agreement, 723 Food Corp. purchased the assets of the New World location from us for $275,000. 723 Food Corp. delivered to us a promissory note in the amount of $125,000, which bears interest at 6% and is payable on August 30, 2002 and a promissory note in the amount of $100,000, which bears interest at 6% and is payable on November 30, 2002. The notes are secured by the assets of 723 Food Corp. and 200,000 shares of Common Stock of New World. In addition, Mr. Novack guaranteed the obligations of 723 Food Corp. The guarantee is no longer in effect. Until August 17, 2000, Mr. Novack owned 50% of the capital stock of 723 Food Corp. and was an officer and director of 723 Food Corp. As of December 31, 2002, the outstanding receivable of 723 Food Corp. was $13,385. We have fully reserved this receivable in our allowance for doubtful accounts. In addition, we issued a warrant to 723 Food Corp. to purchase 100,000 shares of Common Stock for $1.25 per share.

ITEM 14. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Our chief executive officer, who presently serves as our principal executive officer and as our principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities and Exchange Act of 1934) as of May 5, 2003. Based on that review, he has concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to him.

        Changes in internal controls.    There were no significant changes in our internal controls or, to the knowledge of our chief executive officer, in other factors that could significantly affect our internal controls subsequent to the date of such evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions with regard thereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements

        See the Index to Consolidated Financial Statements included on Page F-1 for a list of the financial statements included in this Form 10-K.

        See Page S-1 for Schedule II—Valuation and Quality Accounts. All other financial statement schedules of the Company are omitted because they are not required or are not applicable.

(b)
Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

        Current Report on Form 8-K filed with the SEC on October 3, 2002, announcing that the Company had engaged Grant Thornton LLP to reaudit the Company's financial statements for the fiscal years ended December 31, 2000 and January 1, 2002.

        Current Report on Form 8-K filed with the SEC on October 17, 2002, announcing that the Company had engaged CIBC World Markets Corp. as its financial advisor in connection with its review of strategic alternatives to rationalize its capital structure.

(c)
Exhibits
3.1	Articles of incorporation(1)
3.2	Restated Certificate of Incorporation(6)
3.3	By-laws(2)
3.4	Amendments to By-laws(8)
4.1	Specimen Common Stock Certificate of Registrant(2)
4.2	Form of Representatives' Warrant Agreement, including Form of Representatives Warrant(2)
4.3	Certificate of Designation of Series B Preferred Stock(3)
4.4	Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on January 18, 2001(8)
4.5	Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on March 29, 2001(9)
4.6	Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State June 19, 2001(11)
10.1	1994 Stock Plan(2)
10.2	Investor Rights Agreement(2)
10.3	Directors' Option Plan(2)
10.4	Form of Franchise Agreement(4)
10.5	Form of Store Franchise Sale Agreement(4)
10.6	Manhattan Bagel Company, Inc.—DIP Amended Acquisition Agreement and Exhibits(5)
10.7	Manhattan Bagel Company, Inc.—Debtor in Possession First Amended Joint Plan of Reorganization(5)
10.8	Manhattan Bagel Company, Inc.—Debtor in Possession Confirmation Order(5)
10.9	Amended and Restated Employment Agreement with Anthony D. Wedo(14)
10.10	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of June 7, 1999(7)
10.11	Series F Preferred Stock and Warrant Purchase Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(8)
10.12	Form of Note issuable to Halpern Denny, BET and Brookwood(8)
10.13	Form of Common Stock Purchase Warrant issued to Halpern Denny, BET and Brookwood(8)
10.14	Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(8)
10.15	Stockholders Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(8)

10.16	Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood(8)
10.17	Bond Purchase Agreement dated as of January 17, 2001, by and among the Company, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd.(8)
10.18	Form of Certificate of Designation, Preferences and Rights of Series E Preferred Stock(8)
10.19	Form of Common Stock Purchase Warrant issued to the Greenlight Entities(8)
10.20	Registration Rights Agreement dated as of January 17, 2001, by and among the Company, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd.(8)
10.21	Second Series F Preferred Stock and Warrant Purchase Agreement dated as of March 29, 2001, by and between the Company and Halpern Denny(9)
10.22	Form of Common Stock Purchase Warrant issued to Halpern Denny(9)
10.23	Form of Note issuable to Halpern Denny, BET and Brookwood(9)
10.24	Amendment No. 1 to Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood(9)
10.25	Amendment No. 1 to Series F Preferred Stock and Warrant Purchase Agreement dated as of January 18, 2001, by and between the Company and Halpern Denny(9)
10.26	Amendment No. 1 to Stockholders Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(9)
10.27	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(9)
10.28	Series F Preferred Stock Purchase Agreement dated June 7, 2001 by and between the Company and Halpern Denny(10)
10.29	Third Series F Preferred Stock and Warrant Purchase Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, Greenlight Capital and Special Situations(10)
10.30	Amendment No. 2 to Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood(10)
10.31	Amendment No. 2 to Stockholders Agreement dated June 19, 2001, by and between the Company, Halpern Denny, BET and Brookwood(10)
10.32	Letter Agreement dated as of June 19, 2001, by and between the Company, BET, Brookwood and Halpern Denny*
10.33	Amendment No. 1 to First Series F Preferred Stock Purchase Agreement dated as of June 19, 2001 by and among the Company, Halpern Denny, BET and Brookwood(10)
10.34	Form of Note issuable to Halpern Denny, Greenlight Capital, BET, Brookwood and Special Situations(10)
10.35	Form of Common Stock Purchase Warrant issued to Halpern Denny, Greenlight Capital and Special Situations(10)
10.36	Indenture Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company and United States Trust Company of New York(10)
10.37	Purchase Agreement dated as of June 19, 2001, by and between the Company and Jefferies & Co.(10)
10.39	Pledge and Security Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company and United States Trust Company of New York(10)
10.39	Warrant Agreement dated as of June 19, 2001, by and among the Company, Jefferies & Co. and United States Trust Company of New York(10)
10.40	Registration Rights Agreement dated as of June 19, 2001, by and between the Company and Jefferies & Co.(10)
10.41	Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, New World EnbcDeb Corp. and Jefferies & Co.(10)
10.42	Form of Note issuable under the Note Purchase and Security Agreement(10)

10.43	Account Control Agreement dated as of June 19, 2001, by and between the Company, New World EnbcDeb Corp. and Jefferies & Co.(10)
10.44	Asset Purchase Agreement dated as of June 1, 2001, by and between Einstein Acquisition Corp., GNW, ENBC and ENBP(10)
10.45	Transition Services Agreement dated as of June 19, 2001, by and between Einstein Acquisition Corp. and ENBC and ENBP(10)
10.46	Order of the United States Bankruptcy Court for the District of Arizona dated June 1, 2001 approving the Asset Purchase Agreement(10)
10.47	Letter Agreement dated as of June 19, 2001, among the Company, GNW and Greenlight Capital(11)
10.48	Loan and Security Agreement dated as of May 30, 2002 between BET and the Company(11)
10.49	Amendment No. 1 to the Loan and Security Agreement dated as of July 18, 2002 between BET and the Company*
10.50	Amendment No. 2 to the Loan and Security Agreement dated as of July 31, 2002 between BET and the Company*
10.51	Amendment No. 3 to the Loan and Security Agreement dated as of February 1, 2003 between BET and the Company*
10.52	Letter Agreement dated as of October 10, 2002, by and among the Company, BET, Brookwood and Halpern Denny*
21.1	List of Subsidiaries*
99.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002*

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

(5)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated November 24, 1998.

(6)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated September 7, 1999.

(7)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 7, 1999.

(8)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated January 17, 2001.

(9)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 29, 2001.

(10)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 3, 2001.

(11)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2002.

(12)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
By:	/s/ Anthony D. Wedo Anthony D. Wedo Chief Executive Officer

Dated: May 14, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony D. Wedo Anthony D. Wedo	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	May 14, 2003
/s/ William Nimmo William Nimmo	Director	May 14, 2003
/s/ Leonard Tannenbaum Leonard Tannenbaum	Director	May 14, 2003
/s/ Eve Trkla Eve Trkla	Director	May 14, 2003

CERTIFICATIONS

I, Anthony D. Wedo, certify that:

        1.    I have reviewed this annual report on Form 10-K of New World Restaurant Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Dated: May 14, 2003

/s/ Anthony D. Wedo Anthony D. Wedo Chairman and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

NEW WORLD RESTAURANT GROUP, INC.
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Grant Thornton

Accountants and Management Consultants

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
New World Restaurant Group, Inc.

        We have audited the accompanying consolidated balance sheets of New World Restaurant Group, Inc. and Subsidiaries as of December 31, 2002, January 1, 2002, and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New World Restaurant Group, Inc. and Subsidiaries as of December 31, 2002, January 1, 2002, and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1—Goodwill, Trademarks and Other Intangibles, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and other Intangibles on January 2, 2002.

        As discussed in Note 3, the Company restated their consolidated financial statements for the years ended January 1, 2002 and December 31, 2000, previously audited by other independent accountants who have ceased operations.

        We have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss available to common stockholders of approximately $68,067,000 during the year ended December 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by approximately $164,751,000 and it had a deficit in stockholders' equity of approximately $88,672,000. Additionally, the Company was in violation of certain debt covenants on its $140 Million Facility, which matures on June 15, 2003 (Note 8a). These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Denver, Colorado
March 26, 2003

1600 Broadway, Suite 1800
Denver, CO 80202
T        303.861.5555
F        303.839.5711 Audit
F        303.839.5701 Tax
W        www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000
(in thousands, except share and per share information)

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$10,705	$15,478	$2,271
Franchise and other receivables, net	5,775	5,520	2,257
Due from bankruptcy estate	—	3,918	—
Current maturities of notes receivable	194	234	231
Inventories	5,005	5,206	1,436
Prepaid expenses and other current assets	3,180	1,812	459
Investment in debt securities	—	34,174	9,146
Assets held for resale	—	1,397	5,196

Total current assets	24,859	67,739	20,996
Property, plant and equipment, net	81,254	101,117	6,502
Notes receivable, net	—	330	1,313
Trademarks and other intangibles, net	98,134	105,958	13,516
Goodwill, net	4,875	4,875	5,249
Debt issuance costs and other assets	1,526	3,237	1,644

Total Assets	$210,648	$283,256	$49,220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,650	$19,684	$2,708
Accrued expenses	30,988	29,481	2,950
Short-term debt and current portion of long-term debt	150,872	168,394	16,240
Current portion of obligations under capital leases	100	152	200

Total current liabilities	189,610	217,711	22,098
Senior notes and other long-term debt	11,011	12,119	1,873
Obligations under capital leases	360	538	363
Derivative liability	2,847	9,402	—
Other liabilities	10,560	13,191	1,279

Total Liabilities	214,388	252,961	25,613
Series D preferred stock, $.001 par value, $1,000 per share liquidation value; 25,000 shares authorized; 0, 0 and 16,216 shares issued and outstanding	—	—	12,640
Series F preferred stock, $.001 par value, $1,000 per share liquidation value; 116,000 shares authorized; 89,698, 75,103 and 0 shares issued and outstanding	84,932	57,338	—
Stockholders' equity (deficit):
Common stock, $.001 par value; 150,000,000 shares authorized; 51,016,857, 17,481,394 and 15,404,828 shares issued and outstanding	51	17	15
Additional paid-in capital	86,607	80,203	45,737
Unrealized loss in fair value of investment in debt securities	—	—	(4,742)
Accumulated deficit	(175,330)	(107,263)	(30,043)

Total stockholders' equity (deficit)	(88,672)	(27,043)	10,967

Total liabilities and stockholders' equity (deficit)	$210,648	$283,256	$49,220

        The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000
(in thousands, except share and per share information)

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
Revenues:
Retail sales	$369,351	$206,186	$11,997
Manufacturing revenues	23,734	22,285	24,775
Franchise related revenues	5,565	5,704	6,306

Total revenues	398,650	234,175	43,078
Cost of sales	321,506	189,403	30,138
General and administrative expenses	42,640	28,647	12,733
Depreciation and amortization	30,626	15,207	2,254
Provision for integration and reorganization costs.	4,194	4,432	—
Impairment charge in connection with realization of assets held for sale	—	3,259	1,076

Loss from operations.	(316)	(6,773)	(3,123)
Interest expense	(42,883)	(47,104)	(2,076)
Cumulative change in the fair value of derivatives	233	57,680	—
Loss from extinguishment of Greenlight obligation	—	(16,641)	—
Other income (expense)	2,859	110	(339)
Permanent impairment in the value of investment in debt securities	—	(5,805)	—

Loss before income taxes	(40,107)	(18,533)	(5,538)
Provision for income taxes	(366)	(167)	—

Net loss	(40,473)	(18,700)	(5,538)
Dividends and accretion on preferred stock	(27,594)	(58,520)	(2,373)

Net loss available to common stockholders	$(68,067)	$(77,220)	$(7,911)

Net loss per common share—basic and diluted:
Net loss per share	$(.80)	$(2.09)	$(.63)

Weighted average number of common shares outstanding:
Basic and diluted	85,583,383	36,890,047	12,564,734

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000
(in thousands, except share and per share information)

							Accumulated Other Comprehensive Income (Loss)
	Series C Preferred Stock		Common Stock
					Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 26, 1999 (Restated)	$—	$—	11,313,508	$11	$34,707	$(22,132)	$—	$12,586
Net loss						(5,538)		(5,538)
Net unrealized loss on available-for-sale securities							(4,742)	(4,742)

Comprehensive loss								(10,280)

Issuance of common stock, net of offering expenses			1,398,360	2	2,692			2,694
Private placement of securities consisting of Common and Series C preferred stock, net of offering expenses	444,190	444	1,360,390	1	4,765			5,210
Conversion of Series C preferred stock	(444,190)	(444)	1,332,570	1				(443)
Issuance of warrants in connection with issuance of Series D preferred stock					3,573			3,573
Dividends and accretion						(2,373)		(2,373)

Balance, December 31, 2000 (Restated)	$—	$—	15,404,828	$15	$45,737	$(30,043)	$(4,742)	$10,967

Net loss						(18,700)		(18,700)
Net unrealized gain on available-for-sale securities							4,742	4,742

Comprehensive loss								(13,958)

Issuance of common stock			2,076,566	2	2,634			2,636
Issuance of warrants in connection with Series F preferred stock					14,376			14,376
Issuance of warrants in connection with Senior Notes					16,605			16,605
Issuance of warrants in connection with Greenlight obligation					3,022			3,022
Net change due to classification of derivative instruments from permanent equity to liabilities					(2,171)			(2,171)
Dividends and accretion on preferred stock						(58,520)		(58,520)

Balance, January 1, 2002 (Restated)	—	$—	17,481,394	$17	$80,203	$(107,263)	$—	$(27,043)

Net loss						(40,473)		(40,473)

Comprehensive loss								(40,473)

Issuance of common stock			33,535,463	34	83			117
Issuance of warrants in connection with Series F preferred stock—reclassification from derivative liability					5,524			5,524
Issuance of warrants in connection with Senior Notes—reclassification from derivative liability					797			797
Dividends and accretion on preferred stock						(27,594)		(27,594)

Balance, December 31, 2002	—	$—	51,016,857	$51	$86,607	$(175,330)	$—	$(88,672)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000
(in thousands)

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,473)	$(18,700)	$(5,538)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,626	15,207	2,254
Provision for integration and reorganization	4,194	4,432	—
Permanent impairment in value of investment in debt securities	—	5,805	—
Cumulative change in fair value of derivatives	(233)	(57,680)	—
Loss from extinguishment of Greenlight obligation	—	16,641	—
Amortization of debt issuance costs	1,723	5,014	—
Amortization of debt discount	8,882	25,300	—
Notes issued as paid in kind for interest on Bridge Loan	3,526	2,627	—
Stock issued for compensation and consulting	117	2,636	2,694
Gain on sale of fixed assets	—	(59)	(325)
Gain on sale of debt securities	(2,537)	(241)	339
Impairment charge in connection with the realization of assets	—	3,259	1,076
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	4,033	(4,354)	63
Accounts payable and accrued expenses	(12,488)	5,851	491
Other assets and liabilities	(4,040)	2,017	(1,883)

Net cash provided by (used in) operating activities	(6,670)	7,755	(829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,172)	(3,757)	(335)
Proceeds from the sale of assets held for resale	1,397	880	467
Net cash paid for acquisitions	—	(161,491)	(3,076)
Deferred acquisition costs	—	—	(701)
Investment in debt securities	—	(29,734)	(17,412)
Proceeds from the sale of debt securities	36,711	3,885	3,184

Net cash provided by (used in) investing activities	32,936	(190,217)	(17,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net	—	—	4,144
Proceeds from issuance of debt	6,000	171,700	—
Debt issuance costs	—	(7,965)	—
Proceeds from issuance of Series D preferred stock, net of fees	—	—	14,462
Proceeds from issuance of Series F preferred stock, net of fees	—	46,370	—
Proceeds from long-term borrowings	—	—	1,500
Repayment of notes payable	(37,039)	(14,436)	(2,013)

Net cash provided by (used in) financing activities	(31,039)	195,669	18,093

Net increase (decrease) in cash	(4,773)	13,207	(609)
Cash and cash equivalents, beginning of period	15,478	2,271	2,880

Cash and cash equivalents, end of period	$10,705	$15,478	$2,271

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest		$24,874	$11,180	$1,965
Non-cash investing and financing activities:
Non-cash dividends and accretion on preferred stock		$27,594	$58,520	$2,373
Temporary increase (decrease) in fair value of investment in debt securities		$—	$4,742	$(4,742)
Conversion of Series D preferred stock to Series F preferred stock		$—	$16,398	$—
DETAILS OF ACQUISITION:
Tangible assets acquired		$—	$111,907	$4,326
Intangible assets acquired		—	97,784	—
Notes receivable extinguished		—	—	(1,250)
Estimated accruals and liabilities assumed		—	(46,354)	—

Cash paid for acquisition		—	163,337	3,076
Less cash acquired		—	1,846	—

Net cash paid for acquisition	$		$161,491	$3,076

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Organization and Significant Accounting Policies

Nature of Business and Organization

        New World Restaurant Group, Inc. (the Company) is a leader in the quick casual segment of the restaurant industry. With 747 locations in 32 states as of December 31, 2002, the Company operates and licenses locations primarily under the Einstein Bros. and Noah's brand names and franchises locations primarily under the Manhattan and Chesapeake brand names. The Company's locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other café beverages, and offer a café experience with a neighborhood emphasis. As of December 31, 2002, the Company's retail system consisted of 460 company-operated locations and 287 franchised and licensed locations. The Company also operates one dough production facility in California and one coffee roasting facility in Connecticut. The Company's manufactured products are sold to franchised, licensed and company-operated stores as well as to wholesale, supermarket and non-traditional outlets. In the last week of December 2002, the Company vacated its eastern headquarters in Eatontown, NJ and relocated to a new facility at 100 Horizon Center Boulevard in Hamilton, NJ, which serves as the eastern executive headquarters and franchise support center.

        During 2001, the Company changed its name from New World Coffee—Manhattan Bagel, Inc. to New World Restaurant Group, Inc.

Principles of Consolidation

        The consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

        Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition (see Note 4), the Company elected to change its fiscal year end to the Tuesday closest to December 31. The Company's annual accounting period had previously ended on the Sunday closest to December 31. The fiscal year-end dates for 2002, 2001 and 2000 are December 31, 2002, January 1, 2002 and December 31, 2000, respectively, resulting in years containing 52, 52 and 53 weeks, respectively.

Cash and Cash Equivalents

        The Company considers cash on hand and on deposit and short-term, highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

        The Company acts as custodian for certain funds paid by its franchisees that are earmarked as advertising fund contributions. Cash and cash equivalents includes $769,619, $478,131 and $1,032,593 as of December 31, 2002, January 1, 2002 and December 31, 2000, respectively, which the Company holds in such advertising fund.

Accounts Receivable

        The majority of the Company's accounts receivable are due from the Company's franchisees. Credit is extended based on evaluation of a potential customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 15-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Receivables consist of the following:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Franchisee receivables	$4,318	$3,457	$3,619
Wholesale receivables	1,029	1,142	—
House accounts receivable	291	376	—
Other receivables	2,092	2,165	519

	7,730	7,140	4,138
Less allowance for doubtful accounts	(1,955)	(1,620)	(1,881)

	$5,775	$5,520	$2,257

        Changes in the Company's allowance for doubtful accounts are as follows:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Beginning balance	$(1,620)	$(1,881)	$(1,318)
Bad debt expense	(505)	(1,171)	(1,318)
Accounts written off	170	1,432	755
Recoveries	—	—	—

Ending balance	$(1,955)	$(1,620)	$(1,881)

Inventories

        Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Finished goods	$4,554	$4,899	$1,085
Work in progress	—	2	148
Raw materials	451	305	203

	$5,005	$5,206	$1,436

Investment in Debt Securities

        Investment in debt securities includes 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp., which are classified as available for sale securities. Accordingly, as of January 1, 2002, these securities are recorded at fair value with temporary fluctuations in fair value excluded from earnings and reported as a separate component of stockholders' equity. As described further in Note 3, the Company has restated its December 31, 2000 investment to reflect a temporary decline in fair value. Fair value at December 31, 2000 is based on the most recent traded market price. Due to the developments in the bankruptcy of Einstein in 2001, including the auction pursuant to Section 363 of the U.S. Bankruptcy Code, fair value at January 1, 2002 is based on the estimated value of such debentures realizable from the proceeds of the bankruptcy estate. As a result, during the year ended

January 1, 2002, the Company determined that a permanent decline of $5,805,000 in the fair value of its investment had occurred. Accordingly, the Company recorded such amount as investment impairment with a comparable charge in the accompanying statement of operations.

        During the year ended December 31, 2002, the Company received proceeds of $36,711,000 for the debentures from the bankruptcy court (Note 8-c). As the amount received exceeded the carrying value of the asset, the Company recorded a gain on sale of debt securities of $2,537,497 in 2002, recorded in other income within the consolidated statement of operations.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method. Depreciation is provided using the straight-line method over the following estimated useful lives:

Leasehold improvements	5 to 15 years
Store equipment	3 to 7 years
Furniture and fixtures	5 to 8 years
Office and computer equipment	3 to 5 years

Goodwill, Trademarks and Other Intangibles

        The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 2, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess its goodwill impairment requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        The Company completed step one of both the transitional and annual impairment tests for its only reporting unit with goodwill and has completed the transitional and annual impairment tests on indefinite-lived intangibles. The Company engaged an independent valuation expert to perform these analyses. The transitional and annual impairment analyses of goodwill indicated that the fair value of the Manhattan Bagel Company reporting unit as of December 31, 2002 and January 2, 2002 exceeded its carrying value. Thus, the associated goodwill as of December 31, 2002 and January 2, 2002 was not impaired, and the second step of the impairment tests were not required. Additionally, the transitional and annual impairment analyses for the Company's indefinite-lived intangibles (trademarks) indicated that, in each instance, their respective fair values exceeded their carrying values as of December 31, 2002 and January 2, 2002.

        Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company.

        In 2002, goodwill and indefinite-lived trademarks are not amortized in accordance with SFAS 142 and other intangibles are being amortized on a straight-line basis consistent with the associated estimated future cash flows, as follows:

Trade secrets	5 years
Patents—manufacturing process	5 years

        In 2001 and 2000 trademarks and other intangibles are being amortized on a straight-line basis as follows:

Goodwill	25 years
Trademarks	30 years
Trade secrets	5 years
Patents—manufacturing process	5 years
		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks, net of amortization of $0, $1,984, and $555	$70,746	$70,746	$13,516
Amortizing intangibles:
Trade secrets	5,385	5,385	—
Patents—manufacturing process	33,741	33,741	—

	39,126	39,126	—
Less accumulated amortization	(11,738)	(3,914)	—

Total amortizing intangibles	27,388	35,212	—

Total intangibles	$98,134	$105,958	$13,516

        Intangible amortization expense totaled approximately $7,818,000, $5,260,000 and $365,000 for the years ended December 31, 2002, January 1, 2002 and December 31, 2000, respectively. Amortization expense for the fiscal years of 2003, 2004 and 2005 is anticipated to be $7,824,000 annually. Amortization expense for fiscal 2006 is anticipated to be the remaining $3,915,000.

        Goodwill amortization expense totaled approximately $0, $379,000 and $372,000 for the years ended December 31, 2002, January 1, 2002 and December 31, 2000, respectively. Accumulated amortization related to goodwill was $0, $1,400,000 and $1,021,000 as of December 31, 2002, January 1, 2002 and December 31, 2000, respectively.

        A reconciliation of net loss available to common stockholders and related net loss per share for goodwill and trademarks no longer subject to amortization following SFAS 142 adoption is as follows:

			As Restated
	December 31, 2002		January 1, 2002	December 31, 2000
	(amounts in thousands, except for per share amounts)
Net loss available to common stockholders, as reported		$(68,067)	$(77,220)	$(7,911)
Add back: Goodwill amortization expense		—	379	372
Add back: Trademark amortization expense		—	1,430	471

Adjusted Net loss		$(68,067)	$(75,411)	$(7,068)

Basic and diluted net loss available to common stockholders Per common share:
As reported		$(.80)	$(2.09)	$(.63)
As adjusted	$	N/A	$(2.04)	$(.56)

Long-Lived Assets

        The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, assets held and used in operations are evaluated for continuing value and proper useful lives by comparison to expected undiscounted future cash flows. If impairment has occurred, it is calculated based on the difference between the asset's carrying value and the underlying discounted future cash flows it is expected to generate. Assets held for resale are evaluated by comparison to estimated selling prices, less associated costs to sell such assets.

        Prior to the adoption of SFAS 142, all intangible assets were evaluated for impairment using the methods described in the preceding paragraph. After the adoption of SFAS 142, amortizable intangible assets continue to use these methods.

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

Advertising Costs

        The Company expenses advertising costs as incurred. The Company expensed approximately $13,983,000, $6,592,000 and $349,000 in advertising costs for the years ended December 31, 2002, January 1, 2002 and December 31, 2000, respectively.

Deferred Rent

        Certain of the Company's lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rentals paid.

Shipping and Handling Costs

        The Company classifies shipping and handling expenses related to product sales as a cost of goods sold.

Fair Value of Financial Instruments

        The fair value of franchise notes receivable (Note 6) is estimated to approximate their carrying value based on comparisons of the terms of these receivables to those that would be offered to similar borrowers with similar credit ratings. Investment in debt securities are carried at fair value, as discussed previously in Note 1. The fair value of debt and notes payable outstanding, which is estimated to approximate their carrying value, is estimated by comparing the terms of existing instruments to the terms offered by lenders for similar borrowings with similar credit ratings. The carrying amounts of franchise and other receivables and accounts payable approximate their fair value, due to their short-term maturities. Warrants classified as a derivative liability, if any, are carried at fair value based upon the underlying fair value of the common stock to which they are indexed and, for contingently—issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment in debt securities and notes and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company believes that concentrations of credit risk with respect to notes and franchisee accounts receivable are limited due to the large number and geographic dispersion of franchisees comprising the Company's franchise base. The Company performs ongoing credit evaluations of its franchisees and maintains allowances for potential losses, as discussed previously in Note 1.

Earnings Per Share

        In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share amounts ("basic EPS") are computed by dividing net earnings by the weighted average number of common shares outstanding (which include warrants exercisable for a nominal price of $0.01 per share—Note 3) and exclude any potential dilution. The company has included both issued and obligations to issue $0.01 warrants in the calculation described above. Diluted earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution of the Company's common stock equivalents. Common stock equivalents are not reflected in diluted EPS if their effect would be anti-dilutive. The following table summarizes the weighted average shares used in the basic and diluted EPS computations:

		As Restated For the Years Ended
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Weighted average shares outstanding	22,360,221	16,327,988	12,074,356
Weighted average warrants exercisable for $0.01	63,223,162	20,562,059	490,378

	85,583,383	36,890,047	12,564,734

        All stock options and warrants outstanding (excluding those exercisable for $0.01) in 2002, 2001 and 2000 were excluded from the computation because of their anti-dilutive effect. The total number of stock options and warrants that were excluded from the calculation was 2,718,434, 2,558,082 and 2,435,882, respectively.

Segment Disclosure

        The Company follows the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 requires the reporting of certain information about operating segments in annual financial statements. The Company operates and manages its business as one segment.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their tax bases, as well as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level, that more likely than not, will be realized.

Stock-Based Compensation

        As of December 31, 2002, January 1, 2002, and December 31, 2000 the Company has two stock-based employee compensation plans, which are described more fully in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS 123 also permits entities to continue to measure compensation costs under APB Opinion No. 25, Accounting for Stock Issued to Employees, with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company has elected to continue accounting for stock-based compensation arrangements using the intrinsic value method specified in APB 25 and to provide pro forma disclosures of what its net loss and loss per share would have been if the Company had elected to recognize compensation expense under the fair value method specified in SFAS 123.

        Had compensation cost for these plans been recognized under the fair value method specified in SFAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands, except for per share amounts)
Net loss available to common stockholders:
As reported	$(68,067)	$(77,220)	$(7,911)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(196)	(184)	(937)

Pro forma	$(68,263)	$(77,404)	$(8,848)

Basic and diluted net loss available to common stockholders per common share:
As reported	$(.80)	$(2.09)	$(.63)
Pro forma	$(.80)	$(2.10)	$(.70)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain amounts set forth in the accompanying consolidated financial statements for the prior years have been reclassified to conform to the presentation for the current fiscal year. These reclassifications had no effect on previously reported net income or loss.

Recent Pronouncements

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002, with early application encouraged. This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishments of Debt, and includes other modifications to existing statements, that are not applicable to the Company. SFAS 4 required the reporting of gains or losses associated with the extinguishments of debt be classified as an extraordinary item on the income statement. SFAS 145 rescinds that classification unless the extinguishment is deemed both unusual and infrequent in nature as defined in APB 30. The Company has adopted the provisions of SFAS 145 in these financial statements and determined that the loss from the extinguishment of the Greenlight Capital obligation did not meet the APB 30 criteria to be considered an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement requires a liability for a cost associated with an exit or disposal activity to be recognized at fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits requiring future employee service, which is to be recognized ratably over the remaining service period. The Company early-implemented SFAS No. 146 upon its issuance in fiscal 2002. See further discussion in Note 15—Reorganization and Integration.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. For entities that use the intrinsic value method of APB 25 to account for employee stock compensation, their accounting policies note should include a tabular presentation of pro forma net income and earnings per share using the fair value method. This statement also permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods—the prospective method, the modified prospective method, or the retroactive restatement method. The main provisions of this statement are effective for fiscal years ending after December 15, 2002. The Company currently has no intention to change to the fair value method to account for employee stock-based compensation; however, the disclosure provisions have been implemented within these financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its financial statements.

Derivative Instruments

        Effective January 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, the Company issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events (contingently-issuable warrants). The Company determined that certain of these freestanding warrants, for a period of time in 2001 (Note 3-C), and contingently-issuable warrants could not be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and accordingly has classified those warrants as a liability in the balance sheet. Further, those warrants classified as a liability are subject to the provisions of SFAS 133, including the requirement to adjust the recorded amount of the warrants to fair value at each balance sheet date, with changes in fair value being recognized in earnings. The Company has determined which warrants are to be classified within stockholders' equity by first considering those warrants that have been issued (exercisable), to the extent there are a sufficient number of authorized shares, and then considering contingently-issuable warrants, to the extent there are a sufficient number of authorized shares. See further discussion in Note 3c—Debt, Preferred Stock and Equity Adjustments. Classification is reconsidered each time equity instruments are issued and at each balance sheet date.

        Issued $0.01 warrants classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying common stock. As of December 31, 2002, January 1, 2002, and December 31, 2000, there were no issued warrants classified as liabilities. Contingently-issuable $0.01 warrants classified as liabilities are also recorded at fair value based on quoted market prices of the underlying Common Stock and considering the probability of issuance and other pertinent factors. Changes in the fair value of derivative liabilities are recorded within the statement of operations. If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification the liability is adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value, with the change recorded in additional paid-in capital.

2. Liquidity

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in recent years, and such losses have continued through March 26, 2003. The Company also has a deficit in stockholders' equity of approximately $88,672,000 as of December 31, 2002, and, as of the date, the Company's current liabilities exceeded its current assets by approximately $164,751,000. As discussed in Note 8a, during the year ended January 1, 2002 and December 31, 2002, and continuing into 2003, the Company was in violation of certain covenants on its $140 Million Facility. This could be considered an event of default under the indenture if the Company was unable to cure the violation within 30 days of receiving written notice from the trustee or holders specifying the default; however, such notice has not been received as of March 26, 2003. If such notice were to occur, the entire amount of the $140 Million Facility could become immediately due and payable. In any event, the $140 Million Facility matures on June 15, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to obtain new financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        As discussed in Note 16, The Company has engaged an investment bank to assist it in developing alternatives to rationalize its capital structure. The Company is actively pursuing options to effect the refinancing or retiring of the $140 Million Facility on or before its maturity on June 15, 2003. Such options currently under consideration by the Company include the sale of all or part of the Company, which could result in an investment of equity and a refinancing or retirement of the Company's primary debt obligations, and the refinancing of the $140 Million Facility with a new debt facility, which may entail a new 144A senior note offering.

        The Company has recorded a loss from operations for the fiscal years ending December 21, 2002, January 1, 2002 and December 31, 2000 of approximately $316,000, $6.8 million and $3.1 million, respectively. The Company also recorded net cash flow used in operating activities of approximately $6,670,000 in 2002 as a result of the operating loss as well as working capital contraction related primarily to shorter payment terms associated with its new distribution contracts. The Company has initiated cost reduction programs that stem primarily from the integration of Einstein into the Company, including supply chain efficiencies and reductions in overhead as a result of the elimination of duplicative functions and the streamlining of various functional areas. While most of these initiatives commenced in fiscal 2002, the full year effect is not expected to be realized until 2003. In addition, the Company incurred substantial expenses in 2002 related to (1) the payment of unauthorized bonuses to certain members of former management as well as the internal investigation that ensued and (2) legal and advisory fees related to various efforts to refinance the $140 Million Facility and the Company's revolving line of credit, which are not anticipated to recur at similar levels in 2003. Although there is no assurance that funding will be available to refinance or retire the $140 Million Facility, the Company believes that its current business plan, if successfully funded, will improve its operating results and cash flow in the future.

3. Restatements—2001 and 2000

        The Company has determined that certain of its accounting practices in previous years did not reflect the proper application of generally accepted accounting principles ("GAAP"). Accordingly, the Company has restated its financial statements for fiscal 2000, fiscal 2001 and the opening balances of certain accounts in 2000.

  A. Beginning Balance for Fiscal 2000

        In the process of reviewing the accounting treatment of certain transactions, the Company has identified certain adjustments to prior period balances, which changes are reflected on the adjusted opening balance sheet for fiscal 2000. The impact of the adjustments on stockholders' equity is summarized below (amounts in thousands):

Beginning Fiscal 2000 Stockholders' Equity, As Previously Reported	$12,372
Depreciation Expense	545
Franchisee Debt Guarantee Payments	(229)
Pre-opening Rent	(102)

Beginning Fiscal 2000 Stockholders' Equity, As Restated	$12,586

        The restatements can be categorized as follows:

Stockholders' Equity Adjustments:

        Other Adjustments.    Beginning balance adjustments impacting stockholders' equity include: (1) the reversal of depreciation, which is prohibited by SFAS 121, deducted from assets held for resale of $240,617, (2) the correction of excess depreciation taken on fixed assets of $304,836, (3) the expensing of $228,904 in certain franchise debt guarantee payments, and (4) the expensing of $101,709 in pre-opening rent.

Balance Sheet Reclassifications:

        Deferred Income Taxes.    In the fourth quarter of 1999, the Company reversed its valuation allowance recorded in purchase accounting for the Manhattan Bagel Company acquisition and as a result recorded a deferred income tax asset of $6,500,000 with an offsetting credit to goodwill. The Company now believes this treatment was not recorded properly in accordance with SFAS 109 and has reinstated the valuation allowance, which resulted in a $6,500,000 reduction in deferred income taxes and a corresponding increase in goodwill.

        Reorganization and Integration Accruals Established in Purchase Accounting.    The Company established certain accrued liabilities in connection with expected liabilities to be incurred related to the reorganization and integration of Manhattan Bagel Company and Chesapeake Bagel Bakery, entities acquired in 1998 and 1999, respectively. As of December 26, 1999, the balance of these liabilities was $6,119,680. The Company has analyzed these accruals and determined that certain transactions were recorded incorrectly as $5,193,625 of these liabilities did not meet the criteria to be recorded as reorganization and integration liabilities in purchase accounting. Accordingly, the Company's opening balance sheet adjustments include the reduction of both trademarks and other long-term liabilities each by $2,349,915 in connection with Chesapeake Bagel Bakery reorganization and integration accruals and the reduction of goodwill by $2,843,710 and accrued liabilities and other long-term liabilities by $1,416,245 and $1,427,465, respectively, in connection with the Manhattan Bagel Company reorganization and integration accruals.

  B. Restatement of Fiscal 2000 Financial Statements

        The primary effects of the restatement of the fiscal 2000 financial statements are summarized below:

Fiscal 2000	Revenue	Income/(Loss) From Operations	Net Income/ (Loss) Available to Common	Stockholders' Equity
	(amounts in thousands)
As previously reported	$45,723	$5,210	$3,883	$26,733
Adjustments:
Beginning balance	—	—	—	215
Reorganization accruals	(484)	(3,131)	(3,131)	(3,131)
Manufacturing revenue and COGS	(1,236)	—	—	—
Assets held for resale	—	(1,691)	(1,691)	(1,691)
Deferred tax asset	—	(260)	(3,360)	(3,360)
Purchase accounting	—	(1,086)	(1,086)	(1,086)
Other	(925)	(2,165)	(2,281)	(6,006)
Equity	—	—	(245)	(707)

Total adjustments	(2,645)	(8,333)	(11,794)	(15,766)

As restated	$43,078	$(3,123)	$(7,911)	$10,967

        Restated amounts were derived from changes in the accounting treatment applied primarily in the following categories:

        Reorganization and Integration Accruals Established in Purchase Accounting.    As discussed previously, certain restructuring and integration liabilities incorrectly established in prior years related to the Manhattan Bagel Company and Chesapeake Bagel Bakery acquisitions were inappropriately reversed into income in 2000 and ongoing period costs were charged against such liabilities in error. In 2000, $1,277,282 of costs originally recorded as a reduction to the Chesapeake Bagel Bakery reorganization and integration liability were restated as general and administrative expenses. In addition, $484,500 of deferred franchise income erroneously recorded in purchase accounting related to the acquisition of Chesapeake Bagel Bakery and recorded as franchise revenue in 2000 has been reversed. Similarly, in 2000, $1,463,684 of costs initially recorded as a reduction to accrued liabilities related to the Manhattan Bagel Company reorganization and integration accrual were restated as general and administrative expenses. These reductions to income from operations were partially offset by a reduction in amortization expense of $93,996 related to the decrease in intangibles associated with the restatement of intangibles established in purchase accounting relating to the Manhattan Bagel Company and Chesapeake Bagel Bakery acquisitions.

        Manufacturing Revenue and Cost of Goods Sold.    Manufacturing revenue and cost of goods sold have each been reduced by $1,235,871 to correct an erroneous gross-up on sales recorded to franchisees through a third-party distributor. This restatement has no impact on income from operations.

        Assets Held For Resale.    The Company identified and expensed $569,794 of general and administrative costs originally capitalized in assets held for resale relating to the acquisition of Lots 'A Bagels, Inc. (LAB), New York Bagel Enterprises (NYBE), and the Western New York stores (Note 4) and has also expensed as general and administrative expenses $424,785 of intangible assets erroneously recorded relating to these acquisitions. In addition, as detailed in Note 12, the Company recognized an impairment charge in connection with the realization of assets in accordance with SFAS 121 of $966,001 and recorded an increase in the loss on the sale of equipment of $109,706 in the restated financials relating to stores closed in 2000 and the first quarter of 2001. The impairment charge was calculated based on the difference between the estimated selling price of the stores, if any, less selling costs, and their carrying value. The Company also reversed $378,827 of depreciation charged against assets held for resale in 2000, which is prohibited by SFAS 121 for assets held for sale.

        Income Tax Benefit.    In 2000, the Company recognized an income tax benefit of $3,100,178 with a corresponding addition to the deferred tax asset related primarily to expected utilization of loss carryforwards related to the Company prior to the acquisition of Manhattan Bagel Company. The restated financial statements include the reversal of the income tax benefit, reflecting the Company's position that such recognition was in error, as the realization of such deferred tax asset did not meet the "more likely than not" criteria required by SFAS No. 109. Also, the Company recognized $260,000 in additional amortization expense in connection with the increase in goodwill associated with the deferred tax restatement discussed in Note 3-A.

        Purchase Accounting.    The Company has expensed as general and administrative expenses, or reclassified as debt issuance costs, certain costs originally capitalized as deferred acquisition costs relating to the Einstein Acquisition. Of the $1,085,721 of such costs expensed, $946,470 represented payments in stock and cash to consultants providing capital raising and financial advisory services that were not direct and incremental to the acquisition of the assets of Einstein/Noah Bagel Corp. (Note 4).

        Other Adjustments.    The Company reduced its investment in debt securities with a corresponding charge to unrealized loss in fair value of investments within stockholders' equity of $4,742,384 to reflect a temporary decline in the fair value of its investment in the 7.25% Convertible Debentures due 2004 of Einstein/Noah Bagel Corp. as of December 31, 2000. This temporary decline was reversed in 2001 as a result of subsequent increases in the fair value of the debentures based on market trading prices. The impairment referenced in Note 1—Investment in Debt Securities was unaffected by these adjustments. The restated financial statements also include an increase of $843,000 and $354,321 to the allowances for doubtful accounts for accounts receivable and notes receivable, respectively. In addition, the Company expensed $440,791 in bonuses paid to employees in stock that had not been properly recorded. Also, $685,403 of stock issued to service providers was not accounted for properly and has been expensed as general and administrative expenses in 2000. The Company also identified mispostings involving franchise revenue and royalty income and bad debt expenses resulting in a $925,000 reduction to previously stated amounts. In addition to the above items and in connection with its review of fiscal 2000 financial records, the Company determined that other accounting and classification errors were made in various areas. We have restated the fiscal 2000 financial statements for such items, the effects of which were immaterial with respect to the net loss available to common stockholders' and stockholders' equity.

        Earnings Per Share.    In the Company's restated financial statements, outstanding warrants for the purchase of its common stock that are exercisable for $0.01 per share are included in the loss per share—basic and diluted, in accordance with paragraph 10 of SFAS 128, Earnings per Share. These warrants were previously excluded from the basic earnings per share computations.

Equity Adjustments:

        Series C Preferred Stock.    The Company overstated the deemed dividend in connection with the beneficial conversion feature relating to the conversion of Series C preferred stock in 2000 by $639,596 (Note 10). The restated financial statements include an increase in retained earnings and a corresponding reduction in additional paid-in capital related to Series C preferred stock of $639,596, which reduces the deemed dividend of $1,263,045 as originally reported, to the restated balance of $623,449. In addition, as a result of this revision, earnings allocable to common stockholders was increased on the statement of operations.

        Series D Preferred Stock.    The Company has determined that the accounting treatment of its Series D preferred stock in 2000 was incorrect with respect to the initial allocation of the proceeds from issuance between the preferred stock and the associated freestanding warrants, the recognition of increasing rate dividends and the amortization of the discount associated with the allocation of proceeds to the freestanding warrants and issuance costs.

        The accounting for the Series D preferred stock in the Company's restated filings is as follows: Net proceeds from the issuance have been allocated between the freestanding warrants and the preferred stock based on the relative fair value of each instrument. Proceeds allocated to the freestanding warrants are classified within equity. The Company has computed the effective dividend rate over the three-year term to the final mandatory redemption date. The effective dividend rate established on the date of issuance includes an estimate of the fair value of additional warrants that are required to be issued in years two and three if the Company has not redeemed the preferred stock by that time. The estimated fair value of the warrants was determined using the stock price on the computation date. Changes in the estimated fair value of the warrants the Company expects to issue will be taken into account in determining a new effective dividend rate at the end of each reporting period. The new effective dividend rate will be applied prospectively as of the beginning of such reporting period.

        As of December 31, 2000, the components of Series D preferred stock were included in the accompanying balance sheet as originally recorded and as restated as follows:

	As Reported	As Restated
	(amounts in thousands)
Proceeds from issuance of Series D preferred stock	$15,000	$15,000
Fees and commissions	(622)	(538)
Discount attributable to initial and future warrants	(3,234)	(3,572)
Accretion of warrant value and dividends	864	1,750

	$12,008	$12,640

        The following table presents the impact of the restatements for fiscal 2000 on a condensed basis:

	As Previously Reported Fiscal 2000	As Restated Fiscal 2000
	(amounts in thousands, except per share data)
Balance Sheet:
Current assets	$27,603	$20,996
Total assets	65,699	49,220
Current liabilities	11,076	22,098
Total liabilities	26,958	25,613
Series D Preferred Stock	12,008	12,640
Common stock	15	15
Additional paid-in capital	45,181	45,737
Unrealized loss in fair value of investments	—	(4,742)
Accumulated Deficit	(18,463)	(30, 043)
Total stockholders' equity	26,733	10,967
Statement of Operations:
Total revenues	45,723	43,078
Cost of sales	31,045	30,138
General and administrative expenses	6,694	12,733
Depreciation and amortization	2,774	2,254
Impairment charge in connection with the realization of assets	—	1,076
Income (loss) from operations	5,210	(3,123)
Interest expense	(1,960)	(2,076)
Income (loss) before income taxes	2,911	(5,538)
Income tax benefit	(3,100)	—
Net income/(loss)	6,011	(5,538)
Dividends and accretion on preferred stock	(2,128)	(2,373)
Net income/(loss) available to common Stockholders	3,883	(7,911)
Earnings/(loss) per share basic	.32	(.63)
Earnings/(loss) per share fully diluted	.29	(.63)

  C. Restatement of Fiscal 2001 Financial Statements

        The primary effects of the restatement of the fiscal 2001 financial statements are summarized below:

Fiscal 2001	Revenue	Loss From Operations	Net Loss Available To Common	Stockholders' Equity/(Deficit)
	(amounts in thousands)
As previously reported	$236,020	$(529)	$(54,809)	$26,934
Adjustments:
Beginning balance	—	—	—	(15,766)
Reorganization accruals	—	(1,167)	(1,167)	(1,167)
Manufacturing revenue and COGS	(1,690)	—	—	—
Assets held for resale	—	250	119	119
Purchase accounting	—	(3,981)	(3,981)	(3,981)
Other	(155)	(1,346)	(1,484)	3,186
Equity	—	—	(15,898)	(36,368)

Total adjustments	(1,845)	(6,244)	(22,411)	(53,977)

As restated	$234,175	$(6,773)	$(77,220)	$(27,043)

        Restated amounts were derived from changes in the accounting treatment applied primarily in the following categories:

        Reorganization and Integration Accruals Established in Purchase Accounting.    As previously discussed, the Company established certain accrued liabilities at the time of the acquisition of Manhattan Bagel Company and Chesapeake Bagel Bakery in 1998 and 1999, respectively. In 2001, $563,000 of costs originally recorded as reductions to the Chesapeake Bagel Bakery reorganization and integration liabilities have been restated as general and administrative expenses. The Company also has identified $563,022 of period costs that were improperly recorded as reductions to the Manhattan Bagel Company reorganization accrual and have been restated as general and administrative expenses in 2001. In addition, the Company expensed an additional $40,932 in restructuring expenses in 2001 as a result of expenditures in excess of the original plan.

        Manufacturing Revenue and Cost of Goods Sold.    Manufacturing revenue and cost of goods sold each have been reduced by $1,689,595 to correct an erroneous gross-up on sales recorded to franchisees through a third-party distributor. This restatement has no impact on income from operations.

        Assets Held For Resale.    The restated financial statements for 2001 reflect an increase of $119,324 in the balance of assets held for resale. This increase is derived from an additional impairment charge in connection with the realization of assets of $458,584, offset by the reversal of depreciation expense, which is prohibited by SFAS No. 121 for assets held for sale, of $577,908 (Note 12).

        Purchase Accounting.    The Company has corrected its allocation of the purchase of Einstein. (Note 4) to reflect the proper application of APB 16. The net effect of this revision was to (1) reduce the book value of property, plant & equipment by $17,688,643, net of decreased depreciation expense, (2) increase the value of intangibles, net of additional amortization, by $7,463,261, and (3) reduce the balance of accrued liabilities by $4,132,979. In addition, in reviewing costs originally capitalized into the purchase price of Einstein, the Company has identified and adjusted $2,702,888 of such capitalized costs as follows: $1,706,642 of costs not directly related to the Einstein Acquisition were expensed as general and administrative expenses, $640,319 was recorded as a reduction in accrued liabilities and accounts payable as a result of overstated estimated accrued acquisition costs, and $355,927 was reclassified as debt issuance costs. In total, depreciation and amortization expense increased by $2,274,022 as $3,338,184 in increased amortization expense of intangibles was partially offset by a $1,064,162 decrease in depreciation expense as a result of the revised purchase price allocation.

        Other Adjustments.    In connection with the Einstein Acquisition, the Company allocated a portion of the purchase price to the fair value of an unfavorable contract to buy product and began amortizing the allocated amount over the targeted duration of the contract, without regard to the contract's actual term, which concludes once the stipulated total gallons of product have been purchased. After reevaluating the contract and the Company's usage rates, the Company determined that the appropriate method for accounting for this contract is to recognize a reduction of expense based on the actual purchases of the vendor's product rather than over a fixed period of time. As a result, cost of goods sold and other long-term liabilities were increased in 2001 by $793,783. In addition, the Company reclassified $1,420,784 of the liability related to this contract from short-term to long-term liabilities. The restated financials also include $114,726 in an addition to the allowance for doubtful accounts for notes receivable and $450,000 in consulting and financing fees that were not properly recorded as general and administrative expense. In addition to the above items and in connection with its review of 2001 financial records, the Company determined that other accounting and classification errors were made in various areas. The Company has restated the fiscal 2001 financial statements for such items, the effects of which were immaterial with respect to the net loss available to common and stockholders' equity.

        Earnings Per Share.    In the Company's restated financial statements, outstanding warrants for the purchase of its common stock that are exercisable for $0.01 per share are included in the loss per share—basic and diluted, in accordance with paragraph 10 of SFAS No. 128, Earnings per Share. These warrants were previously excluded from the loss per share computations.

Debt, Preferred Stock and Equity Adjustments:

        The Company has determined that the accounting treatment of many of its debt and equity instruments in 2001 was incorrect with respect to the initial allocation of the proceeds from issuance between the debt and equity instruments and associated freestanding warrants, the classification of, and accounting for, the obligation to issue additional warrants in the future if the debt or equity instrument was not redeemed, the classification of certain freestanding warrants, the recognition of increasing rate dividends and interest rates, the amortization of the discount associated with the warrants and issuance costs, and the extinguishment of certain instruments upon significant changes in terms thereto. Affected instruments include: Series D preferred stock (Note 10), Series F preferred stock (Note 10), the Bond Purchase Agreement with Greenlight and a certain letter agreement dated June 19, 2001 between Greenlight and the Company (Note 8), the Bridge Loan (Note 8), and the $140 Million Facility (Note 8).

        As mentioned in Note 1—Derivative Instruments, the Company's restated financial statements reflect the Company's systematic evaluation of the maximum potential issuance of shares possible at each time an instrument with associated warrants is issued (taking into consideration the terms of existing contractual agreements) as compared to the number of authorized shares of Common Stock at the dates of issuance of each instrument. The maximum number of authorized shares of Common Stock was 50,000,000 in 2000 and from January 1, 2001 to September 25, 2001. Pursuant to a vote held at a special meeting of the Company's shareholders on September 20, 2001, the maximum number of authorized shares of Common Stock was increased, effective September 26, 2001, to 150,000,000 shares. On June 19, 2001, the issued freestanding warrants exceeded the authorized number of shares and, accordingly, some of the warrants issued on that date were classified as liabilities, in accordance with the method described below, until the increase in authorized shares was approved in September 2001, at which time such issued, freestanding warrants were reclassified as permanent equity. In June 2001, certain of the Series F preferred stock holders agreed not to exercise their warrants if, in doing so, the authorized number of shares remaining after exercise by the holders of the Series F preferred stock was not sufficient to permit warrants associated with the $140 Million Facility to be exercised. To the extent that the number of freestanding warrants and the maximum number of additional warrants that could potentially be issued in the future exceed the maximum number of authorized shares (the "Share Cap") at the time the debt or preferred stock instrument is issued, the Company determines the classification of, and accounting for, the freestanding and additional warrants as follows: (1) freestanding warrants (those that are immediately exercisable) are considered first for equity treatment, to the extent of the maximum number of authorized shares; (2) among various outstanding instruments, those with the earlier issuance dates are considered first for equity treatment; and (3) contractual priorities are considered where applicable. Freestanding warrants and the maximum number of additional warrants that could potentially be issued in the future resulting in the Company's exceeding the Share Cap are treated as liabilities. If the freestanding warrants and the maximum number of additional warrants that could be issued in the future exceed the Share Cap on the date the debt or preferred stock instrument is issued, the proceeds from issuance are first allocated to the freestanding warrants and the contingent additional warrants based on the fair value of those warrants, with the remainder allocated to the debt or preferred stock instrument. If only the maximum number of additional warrants that could be issued in the future exceed the Share Cap on the date the debt or preferred stock instrument is issued, the proceeds from issuance are first allocated between the freestanding warrants and the debt or preferred stock instrument based on their relative fair value. An amount is then allocated to the contingent additional warrants based on the estimated fair value of those warrants, which results in an additional discount on the debt or preferred stock instrument. In determining the fair value of the contingent additional warrants, the probability of their issuance as well as the price of the underlying Common Stock is considered. The classification of freestanding warrants as equity or as liabilities is reevaluated at each issuance upon consideration of the priorities outlined above.

        Series D Preferred Stock (Note 10). On January 18, 2001, the two holders of Series D preferred stock BET and Brookwood) exchanged their Series D preferred stock for Series F preferred stock. The restated financial statements account for the exchange as an extinguishment of the Series D preferred stock. The Company applied EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, by analogy, given the mandatory redemption feature of the Series D preferred stock, which imbues the issuance with debt-like characteristics, and determined that the exchange resulted in a substantial modification that requires accounting for the transaction as an extinguishment rather than a modification. As such, the Company recorded deemed dividends representing the difference between the fair value of the issued Series F preferred stock and the carrying amount of the Series D preferred stock, plus the fair value of the incremental freestanding warrants issued in conjunction with the exchange. Issuance costs paid to BET and Brookwood of $375,000 were also recorded as dividends in connection with the extinguishment. The deemed dividend with respect to the extinguishment of the Series D preferred stock was $8,358,403.

        Series F Preferred Stock (Note 10). Each issuance of Series F preferred stock was evaluated as to the classification of, and accounting for, associated freestanding warrants and additional warrants to purchase Common Stock as permanent equity or liabilities as previously described. Proceeds from the issuance of Series F preferred stock were then allocated using the appropriate allocation method, also as previously described. In its effective dividend rate calculations, the Company included the impact of increasing rate dividends, issuance costs, the estimated fair value of additional warrants (if not classified as derivative liabilities), the amortization of any related discount, and the estimated outstanding term of the instrument based on management's intent to refinance a portion of the original Series F preferred stock. The obligation to issue additional warrants, if classified as a liability, is marked to fair value to reflect changes in the underlying Common Stock prices, management's estimates of the probability of issuance and other factors at each balance sheet date. The agreement among several holders of Series F preferred stock executed in June 2001 that involved the issuance of additional contingent warrants resulted in a substantial modification of the original Series F preferred stock agreement with those holders. As a result, in accordance with EITF 96-19, the modification was accounted for as an extinguishment of the Series F preferred stock held by such holders. The deemed dividend was computed in a manner similar to that described for the Series D preferred stock. In connection with the modification, the Company determined that the obligation to issue warrants in the future should be classified as a liability. Accordingly, the deemed dividend was increased by the fair value of the additional warrants. The deemed dividend associated with the extinguishment was $23,883,583 in 2001.

        The components of Series F preferred stock were included in the accompanying balance sheet as follows:

		As Restated
	December 31, 2002	January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Series F preferred stock, $16,398 of which was the value of the Series D conversion	$66,398	$66,398
Discount attributable to fees and commissions	(3,254)	(3,254)
Discount attributable to initial and future warrants	(33,027)	(33,027)
Accreted PIK Preferred Stock	23,330	8,735
Extinguishment of discount	8,271	8,271
Effective dividend amortization of discount	23,214	10,215

	$84,932	$57,338

        Greenlight (Note 8). As a result of the maximum number of additional warrants that could be issued under the Bond Purchase Agreement dated January 17, 2001 exceeding the Share Cap, the Company concluded that the obligation to issue warrants in the future could not be classified within stockholders' equity on the date of issuance. However, as a result of the subsequent extinguishment of the Series D preferred stock, the obligation to issue warrants in the future under the Bond Purchase Agreement did not exceed the Share Cap and, accordingly, the liability established was reclassified to stockholders' equity in accordance with EITF 00-19. The Company included the impact of the increases in the interest rate associated with the instrument and the amortization of any related discount in its effective interest rate calculations. The Letter Agreement between Greenlight and the Company executed in June 2001 resulted in a substantial modification that requires accounting as an extinguishment pursuant to EITF 96-19, primarily due to the additional warrant coverage (deficiency warrants) provided in the Letter Agreement in the event the proceeds from the Einstein Bonds were not sufficient to retire the Greenlight obligation. The extinguishment resulted in a loss from extinguishment of Greenlight obligation of $16,641,566 in 2001 representing the difference between the fair value of the new debt obligation and the carrying amount of the extinguished debt, plus the fair value of the estimated deficiency warrants that were recorded as a liability. Additionally, the Greenlight obligation is presented in the financial statements as debt with interest expense thereon recorded within the statement of operations since its inception. Previously issued 2001 financial statements reflected the obligation as minority interest through June 19, 2001, with the interest expense being classified as minority interest expense on the statement of operations.

        The components of the Greenlight instrument were included in the accompanying balance sheet as follows:

		As Restated
	December 31, 2002	January 1, 2002
	(amounts in thousands)
Proceeds from issuance of Greenlight obligation	$10,000	$10,000
Discount attributable to initial and future warrants	(4,316)	(4,316)
Extinguishment of discount	4,195	4,195
Effective interest amortization of discount	121	558

	$10,000	$10,437

        Bridge Loan (Note 8). The proceeds from issuance of the Bridge Loan, net of an initial discount of $1,750,000, were allocated to the estimated number of additional warrants that could potentially be issued in the future, representing an estimated fair value of $5,365,430, with the remaining balance allocated to the debt instrument. The Company has included the impact of future increases in the interest rate on the Bridge Loan over its expected life and is amortizing the discount over that same term, and is marking the obligation to issue additional warrants to fair value to reflect changes in the underlying Common Stock price.

        The components of the Bridge Loan were included in the accompanying balance sheet as follows:

		As Restated
	December 31, 2002	January 1, 2002
	(amounts in thousands)
Original face value of Bridge Loan	$35,000	$35,000
Issuance discount from face value	(1,750)	(1,750)
Discount attributable to future warrants	(5,365)	(5,365)
Accreted PIK interest	6,153	2,627
Effective interest amortization of discount	7,116	3,838
Reductions in Principal	(36,711)	—

	$4,443	$34,350

        $140 Million Facility (Note 8). Since the maximum number of additional warrants that could be issued exceeded the Share Cap on the date the $140 Million Facility was issued, the Company has accounted for the $140 Million Facility by first allocating the net proceeds from issuance (notes issued at 91.75% of par) between the freestanding warrants granted at issuance and the debt instrument. An amount was then allocated to the obligation to issue additional warrants in the future based on the estimated fair value of those warrants, which resulted in an additional discount on the debt instrument. The Company is recognizing interest at an effective interest rate that was determined considering the expected life of the instrument, scheduled increases in the interest rate occurring during that estimated term, additional interest charges resulting from a breach of the Registration Rights Agreement (Note 8), and the amortization of any discount from allocating the proceeds. The expected life of the instrument, which was determined based on refinancing options being pursued by the Company, was reviewed and changed periodically as a function of changes in the expected timing of those refinancing options. The Company recognized the obligation to issue additional warrants as a liability and has marked that liability to fair value to reflect changes in the underlying Common Stock prices, management's estimate of the probability of issuance and other factors at each balance sheet date.

        The components of the $140 Million Facility were included in the accompanying balance sheet as follows:

	December 31, 2002	As Restated January 1, 2002
	(amounts in thousands)
Original face value of $140 Million Facility	$140,000	$140,000
Issuance discount from face value	(11,550)	(11,550)
Discount attributable to initial and future warrants	(17,312)	(17,312)
Effective interest amortization of discount	26,946	20,903

	$138,084	$132,041

        The following table illustrates the impact of the debt, preferred stock and equity restatements in the statement of operations.

Instrument	Interest Expense	Minority Interest	Loss on Extinguishment of Greenlight	Dividends	Cumulative Change in Fair Value of Derivatives	Net Income/(Loss) Available to Common
Series D preferred stock	$—	$—	$—	$(7,346)	$—	$(7,346)
Series F preferred stock	—	—	—	(32,694)	41,654	8,960
Greenlight obligation	(276)	1,578	(16,641)	—	11,374	(3,965)
Bridge Loan	(2,987)	—	—	—	4,220	1,233
$140 Million Facility	(15,212)	—	—	—	432	(14,780)

Total impact of equity restatements	$(18,475)	$1,578	$(16,641)	$(40,040)	$57,680	$(15,898)

        The following table presents the impact of the fiscal 2001 restatements on a condensed basis:

	As Previously Reported Fiscal 2001	As Restated Fiscal 2001
	(amounts in thousands, except per share data)
Balance Sheet:
Current assets	$71,200	$67,739
Total assets	305,858	283,256
Current liabilities	91,442	217,711
Total liabilities	232,181	252,961
Series F preferred stock	46,743	57,338
Common stock	17	17
Additional paid-in capital	100,189	80,203
Retained earnings	(73,272)	(107,263)
Total stockholders' equity (deficit)	26,934	(27,043)
Statement of Operations:
Total revenues	236,020	234,175
Cost of sales	190,530	189,403
General and administrative expense	25,386	28,647
Depreciation and amortization	13,442	15,207
Provision for store closing and reorganization cost	4,391	4,432
Impairment charge in connection with the Realization of assets	2,800	3,259
Loss from operations	(529)	(6,773)
Interest expense	(28,490)	(47,104)
Cumulative change in the fair value of derivatives	—	57,680
Loss from extinguishment of Greenlight obligation	—	(16,641)
Permanent impairment in the value of investment in debt securities	5,805	5,805
Loss before income taxes	(34,584)	(18,533)
Provision for income taxes	167	167
Minority interest	1,578	—
Net loss	(36,329)	(18,700)
Dividends and accretion on preferred stock	(18,480)	(58,520)
Net loss available to common stockholders	(54,809)	(77,220)
Net Loss per share (basic & diluted)	(3.24)	(2.09)

4. Acquisitions

        On August 31, 1999, the Company acquired the assets of Chesapeake Bagel Bakery, a franchisor of bagel bakeries operating under the Chesapeake brand name. The purchase price was originally recorded as approximately $6,421,000 consisting of $2,421,000 in cash paid to the seller, $1,500,000 in notes payable to the seller and the accrual of $2,500,000 of post acquisition liabilities representing unearned franchise fees and post-closing store conversion costs. As described in Note 3, the Company has determined that $2,349,915 of the $2,500,000 post-closing liability was recorded in error. The restated financial statements include a reduction in the 2000 opening balances of both trademarks and other long-term liabilities of $2,349,915 to reflect this adjustment.

        On May 5, 2000, the Company acquired certain lien rights on substantially all the assets of New York Bagel Enterprises ("NYBE") and its wholly owned subsidiary, Lots'A Bagels, Inc. ("LAB"), from a bank for consideration of $1,175,000, plus certain acquisition costs and assumed liabilities of $890,353. Both NYBE and LAB were operating as Debtors in Possession under Chapter 11 of the bankruptcy code. On May 13, 2000, the Company acquired the leases and other assets of 17 NYBE stores through NYBE's bankruptcy proceeding. In addition, the Company acquired all trademarks and franchise rights for 12 stores operating under the New York Bagel & Deli trade name. The store assets acquired are included as assets held for resale in the accompanying balance sheet, as the Company intends to sell the stores to franchisees. On July 12, 2000, in LAB's bankruptcy proceeding, the Company acquired the leases and other assets of an additional six LAB stores. As detailed in Note 3, the Company had capitalized certain additional costs into the purchase price of these assets, which costs totaling $569,794 have been reflected in general and administrative expenses in the 2000 restated financial statements.

        On June 26, 2000, the Company acquired the operating assets of 13 Manhattan Bagel stores in Western New York from a franchisee that was operating in bankruptcy. The store assets were acquired for cash approximating $1,231,091, the settlement of a note receivable with a carrying value of $1,250,000 held by the Company, and certain acquisition costs. The stores acquired are included in assets held for resale (Note 12) in the accompanying balance sheet as of January 1, 2002, as the Company intends to sell them to franchisees.

        These acquisitions have been accounted for under the purchase method of accounting and accordingly the results of operations of the acquired business have been included in the statement of operations since their respective acquisition dates. The impact of the acquisition of the NYBE, LAB and the Western New York stores was not material to the financial statements.

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

        In connection with the Einstein Acquisition, the Company incurred approximately $9,722,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting and accordingly the results of operations of the acquired company have been included in the statement of operations since the acquisition date. The aggregate purchase price of $163,337,000 is being allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

As Restated
(amounts in thousands)
Assets Acquired:
Current assets	$13,800
Plant property and equipment	98,107
Trademarks and intangible assets	97,784
Liabilities assumed:
Current liabilities	(34,223)
Long-term liabilities	(12,131)

Total purchase price	$163,337

        The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition, which was determined by an independent appraisal. Pursuant to the Asset Purchase Agreement, the Company is entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceed $30,000,000 as of the acquisition date. The accompanying balance sheet as of January 1, 2002 reflects approximately $3,918,000 as due from the Einstein bankruptcy estate. This amount is based upon the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein bankruptcy estate through the date of these financial statements. The Company received the amount during fiscal 2002.

        The following unaudited pro forma consolidated statements of operations data for the years ended January 1, 2002 and December 31, 2000, give effect to the Einstein Acquisition as if it had occurred as of the beginning of each period reported. All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments and the financings necessary to complete the acquisition. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place as of the beginning of each period reported, and may not be indicative of future operating results.

	Pro Forma As Restated For the Years Ended
	January 1, 2002	December 31, 2000
	(amounts in thousands, except per share data) (Unaudited)
Revenues	$403,777	$418,781

Loss from operations	$(14,682)	$(24,424)

Net loss	$(47,497)	$(35,092)

Net loss available to common stockholders	$(92,084)	$(79,679)

Loss per share—Basic and Diluted	$(2.50)	$(2.16)

  Property, Plant and Equipment

5. Property, plant and equipment consists of the following:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Leasehold improvements	$51,026	$50,448	$3,735
Store/factory equipment	49,781	51,220	3,407
Furniture & fixtures	1,799	2,189	445
Office and computer equipment	9,251	9,576	1,942

	111,857	113,433	9,529
Less accumulated depreciation	(30,603)	(12,316)	(3,027)

	$81,254	$101,117	$6,502

        Depreciation expense totaled approximately $22,808,000, $9,568,000 and $1,517,000 for the years ended December 31, 2002, January 1, 2002 and December 31, 2000, respectively.

6. Notes Receivable

        The Company has issued promissory notes to franchisees to facilitate their construction of stores and provide other initial and ongoing operating cash flows. The notes are payable with interest thereon at rates ranging from 6-10% per annum and are generally to be paid in full simultaneously upon the closing of a subsequent financing by the franchisee. The notes have terms expiring through November 2004. Substantially all of the assets of the franchisees' stores are pledged as collateral for the notes. Allowance for doubtful notes receivable was $2,618,000, $2,477,000 and $1,897,000 as of December 31, 2002, January 1, 2002 and December 31, 2000 respectively.

7. Debt Issuance Costs and Other Assets

        Debt issuance costs and other assets consist of the following:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Security deposits	$265	$250	$424
Deferred acquisition costs	—	—	701
Debt issuance costs	566	2,234	—
Other	695	753	519

	$1,526	$3,237	$1,644

8. Long-Term Debt

Long-term debt consists of the following:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Senior secured increasing rate notes, net of unamortized discount of $1,916 and $7,959 (a) (Note 3-C)	$138,084	$132,041	$—
Bridge loan (b) (Note 3-C)	4,443	34,350	—
Greenlight obligation (c) (Note 3-C)	10,000	10,437	—
Note payable to a bank (d)	—	—	11,000
Revolving credit note payable to a bank (e)	—	—	3,000
Revolving credit note payable to an affiliate (f)	6,000	—	—
Promissory note payable in connection with Chesapeake Bagel Bakery acquisition (g)	1,500	1,500	1,500
Note payable to New Jersey Economic Development Authority (h)	1,680	1,960	2,240
Other (i) (j)	176	225	373

	161,883	180,513	18,113
Less-Current portion of long-term debt	150,872	168,394	16,240

	$11,011	$12,119	$1,873

  a.
  The Company consummated a private placement of 140,000 units consisting of $140 million of senior secured increasing rate notes (the "$140 Million Facility") and 140,000 Common Stock purchase warrants, each exercisable into 98 shares of Common Stock. The notes under the $140 Million Facility were issued at 91.75% of par, resulting in an initial discount of $11,550,000. The terms of the facility are governed by a certain indenture (the "Indenture") dated as of June 19, 2001, mature on June 15, 2003 and bear interest at an initial annual rate of 13%, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum rate of 18%. The Company commenced quarterly interest payments on September 15, 2001. The Company may redeem all or a portion of the notes at any time for their face value plus accrued and unpaid interest. If there is a Change in Control (as such term is defined in the Indenture) of the Company, the holders of the notes will have the right to require the Company to repurchase the notes at a price equal to 101% of the face amount plus accrued and unpaid interest. The notes are secured by a security interest in all of the Company's assets and the assets of the Company's subsidiaries (other than the assets of a non-restricted subsidiary (EnbcDeb Corp.) which holds the Einstein Bonds (see (b) below). The Indenture also contains certain restrictive covenants, including certain financial covenants that are required to be measured on an annual basis, such as minimum consolidated cash flow and capital expenditures, each defined in the Indenture. The Company has violated certain of these covenants during the year ended January 1, 2002 and continuing into 2003, which could trigger an event of default if the Company was to receive a written notice of default from the trustee or holders that was not cured within 30 days. Although such notice of default has not been received as of March 26, 2003, the amounts outstanding under the $140 Million Facility have been classified as current within the January 1, 2002, as well as the December 31, 2002 balance sheet. The Company did not obtain waivers from the trustee or holders.

    As noted above, the Company also issued warrants to purchase in the aggregate 13,720,000 shares of the Company's Common Stock at an exercise price of $0.01 per share. The warrants will expire on June 20, 2006. The Company is required to repurchase all the outstanding warrants in the event of a change in control (as defined in the warrant agreement) at a price equal to the fair market value of the common stock issuable upon exercise of the warrants, less the exercise price. The Company is also contingently obligated to issue additional $0.01 warrants as follows: (1) an additional 1% of the fully-diluted common stock if the Notes remain outstanding on March 15, 2002, (2) an additional 1% of the fully-diluted common stock if the Notes remain outstanding on June 15, 2002, and (3) an additional 1% of the fully-diluted common stock issued on a monthly basis if the Notes remain outstanding after June 15, 2002. If the Company redeems all or a portion of the notes prior to the dates on which additional warrants become issuable it will not be required to issue the additional warrants relating to the portion of the notes redeemed. The additional warrants also expire on June 20, 2006. Through March 26, 2003, the Company has issued 6,454,084 of additional $0.01 warrants and has obligations (issuance date has occurred, but warrants have not yet been issued) to issue an additional 4,158,826.

    The warrants were issued pursuant to, and are governed by, the terms of a certain Warrant Agreement dated as of June 19, 2001, by and among the Company, Jefferies & Co. and U.S. Trust. The holders of the notes and warrants are entitled to certain registration rights as set forth in the Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Jefferies & Co. and U.S. Trust. Pursuant to the Registration Rights Agreement, the Company was required, among other things, to consummate an exchange offer for the notes pursuant to which the Company would offer to the holders of the notes the opportunity to exchange their notes for substantially identical new notes that would not be subject to transfer restrictions. In the event of a breach of the covenants in the Registration Rights Agreement, the Company is required to pay, as liquidated damages, additional interest on the notes at the rate of 0.25% per annum for the first 90 days of such breach, increasing by an additional 0.25% per annum at the beginning of each subsequent 90-day period up to a maximum increase in the interest rates on the notes of 1% per annum, until the Company cures any such breach. Commencing November 17, 2001, the Company failed to comply with certain covenants in the Registration Rights Agreement, which remain uncured, and accordingly, as of January 1, 2002, was paying interest on the notes at the rate of 15.25%, increasing by .25% for each subsequent 90-day period thereafter until such default is cured, up to a maximum of 1% of additional interest. The stated rate of interest on the notes is 19% at December 31, 2002.

    The Company incurred approximately $6 million of issuance costs.

  b.
  In 2001, the Company entered into a $35 million asset-backed secured loan due June 15, 2002 (the "Bridge Loan") through EnbcDeb Corp., a wholly owned subsidiary of the Company. Pursuant to the terms of a Note Purchase and Security Agreement dated as of June 19, 2001, (the "Purchase and Security Agreement"), EnbcDeb Corp. sold $35 million aggregate principal amount of secured increasing rate notes to third-parties. The aggregate proceeds were $33,250,000. The notes are secured by EnbcDeb Corp.'s investment in $61.5 million aggregate principal amount of 7.25% subordinated convertible debentures due June 2004 of Einstein/Noah Bagel Corp. (the Einstein Bonds). Interest on the $35 million of notes initially accrues at a rate of 14% per annum, increasing by .35% on the fifteenth day of each month following issuance. Interest is payable on the fifteenth day of every month and may be paid in kind at EnbcDeb Corp.'s option. The Purchase and Security Agreement provides for a mandatory pre-payment of the notes upon a change of control of EnbcDeb Corp., which requires the Company to pay 101% of the principal amount thereof plus accrued and unpaid interest thereon. EnbcDeb Corp. is required to apply all proceeds relating to the Einstein Bonds as a repayment of the $35 million notes. The Company anticipates that this loan will be repaid in part from the proceeds of the Einstein Bonds distributed in the Einstein bankruptcy case. To the extent that the proceeds received by EnbcDeb Corp. from the Einstein bankruptcy estate are insufficient to repay these notes, the holders of the notes will have the option to require the Company to issue to such holders preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5 million, then the preferred stock will be entitled to an annual cash dividend equal to 17% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants, exercisable at $0.01 per share, to purchase 5% of the fully-diluted shares of Common Stock of the Company. If the amount of such deficiency is greater than or equal to $5 million, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed and the Company will be required to issue warrants, exercisable at $0.01 per share, to purchase 10% of the fully-diluted shares of Common Stock of the Company. The Company has classified the contingently issuable warrants as a derivative liability as discussed further in Note 3-C. In 2002, the Company received distributions relating to its investment in the Einstein Bonds of $36,711,000, which were used to repay an equivalent portion of the Bridge Loan. As a result of paid-in-kind interest on the Bridge Loan, $4,442,884 remains outstanding as of December 31, 2002. The Company anticipates the Bridge Loan balance will be retired in 2003, at the conclusion of the Einstein bankruptcy estate, through the issuance of preferred stock.

    The Company incurred approximately $1 million of issuance costs.

  c.
  On January 17, 2001, the Company entered into a Bond Purchase Agreement (the "Bond Purchase Agreement") with Greenlight. Pursuant to the Bond Purchase Agreement, Greenlight formed a limited liability company, GNW, and contributed $10,000,000 (the "Contribution Amount") to be utilized for the purchase of Einstein Bonds. The Company is the sole manager of GNW. The Company consolidated GNW as debt given that the Bond Purchase Agreement provided Greenlight with a secure interest in GNW's investment in Einstein Bonds, and a right for repayment of its investment within two years with a guaranteed accretion of 15% per year (increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter). In connection with the Bond Purchase Agreement, the Company issued Greenlight five-year warrants to purchase an aggregate of 4,242,056 shares of the Common Stock at $0.01 per share. In addition, the terms of the Bond Purchase Agreement stipulate that a) warrants for an additional 0.9375% of the fully diluted Common Stock of the Company shall be issued at the first anniversary date of the agreement and at the beginning of each three-month period thereafter provided that certain conditions have not been met (including but not limited to a combination of the Company and Einstein) and b) warrants for an additional 1.5% of the fully diluted Common Stock of the Company shall be issued at such time as the Series F preferred stock is redeemed through the issuance of senior subordinated notes, which obligations were superceded by the terms included in the letter agreement described below.

    On June 19, 2001, the Company, GNW and Greenlight entered into a letter agreement (the "Letter Agreement"). Under the terms of the Letter Agreement, Greenlight consented to the pledge (the "Pledge") by the Company, as manager of GNW, of the Einstein Bonds to Jefferies & Co. to secure the Bridge Loan (see (b) above). The Company is required to apply all of the proceeds related to the Einstein Bonds to the repayment of the Bridge Loan. To the extent that there are net proceeds from the Einstein Bonds, after payment of the Bridge Loan in full, the excess shall be payable to Greenlight. If the excess payment, if any, is less than the original investment by Greenlight, the difference, plus a 15% per annum increment (increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter), shall be payable in the Company's Series F preferred stock (valued at $1,000 per share) and warrants in an amount equal to 1.125% of the fully diluted Common Stock for every $1 million of the deficiency. The Company has classified the contingently issuable warrants as a derivative liability as discussed further in Note 3—C. In connection with the Letter Agreement, Greenlight gave up its secured interest in the Einstein Bonds. The Company concluded that the changes to the terms of the Bond Purchase Agreement represented a substantial modification, as defined in EITF Issue 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and therefore that the execution of the Letter Agreement constituted an extinguishment of the Bond Purchase Agreement (Note 3-C).

    The Company incurred approximately $834,000 of issuance costs, all of which have been expensed as a result of the extinguishment discussed in the preceding paragraph.

  d.
  The Senior Note requires interest-only payments for the first year of the Note Agreement with quarterly principal installments due thereafter, through December 31, 2002. The Senior Note carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement. The interest rate at December 31, 2000 was 10.75%, based on the Eurodollar rate plus the defined margin. The Senior Notes was secured by substantially all assets of the Company. In addition, the credit agreement between the lender and the Company requires the Company to maintain certain financial ratios and places certain restrictions on the Company's ability to incur indebtedness, dispose of assets or merge with another company without the consent of the lender. This note payable was repaid from the proceeds of the $140 Million Facility discussed in note (a) above.

  e.
  The Company secured a $3,000,000 revolving credit facility with a bank. At December 31, 2000, the entire credit facility was outstanding. The credit facility is payable as interest only for its term, with all unpaid principal due on December 31, 2002. The credit facility carries a variable rate of interest, permitting the Company to select an interest rate based upon either the prime rate or the Eurodollar rate, adjusted by margin percentages defined in the credit agreement. The interest rate at December 31, 2000 was 10.75% on $1,500,000 of the credit facility for which the Company had selected a Eurodollar rate option and 12.00% on $1,500,000 of the credit facility for which the Company had selected a prime rate option. The note was secured by substantially all assets of the Company. The revolving credit facility was repaid in full and terminated at the time of the issuance of the $140 Million Facility discussed in note (a) above.

  f.
  On May 30, 2002, the Company entered into a Loan and Security Agreement with BET, one of the Company's principal stockholders, which provides for a $7,500,000 revolving loan facility. The facility is secured by substantially all of the Company's assets. Borrowings under the facility bear interest at the rate of 11% per annum. The facility was to expire on March 31, 2003. At the time that the Company entered into this facility the Company terminated its prior revolving loan facility. In February of 2003, the Company and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13% per annum. BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003.

  g.
  As a part of the acquisition of the assets of Chesapeake Bagel Bakery (Note 4), the Company entered into a note payable to the seller. The note provides for quarterly payments of interest only at 10% with principal payments of $675,000 and $825,000 in 2003 and 2004, respectively. The note is due in full on August 31, 2004 and is secured by the related assets of Chesapeake Bagel Bakery.

  h.
  In December 1998, Manhattan Bagel Company entered into a note payable of $2,800,000 with the New Jersey Economic Development Authority at an interest rate of 9% per annum. The note has a 10-year maturity. Principal is paid annually and interest is paid quarterly. The note is secured by substantially all of the Company's assets. The Company has violated the debt coverage ratio associated with this loan for the years ended December 31, 2002, January 1, 2002 and December 31, 2000, as a result of the restated financial statements. The balances outstanding under this note have been classified as current within the December 31, 2002, January 1, 2002 and December 31, 2000 balance sheets as the Company did not obtain waivers for such violations, which results in the entire balance being due and payable at the discretion of the holder. As of March 26, 2003, the holder has not expressed any intent to call the loan prior to its stated maturity date.

  i.
  In June 1996, the Company issued a promissory note for $770,000 in connection with the acquisition of three Coopers Coffee Bar locations. The note is payable over four years in equal installments and bears interest at 6%, which represented a below-market interest rate at the time of the acquisition. The note was discounted using an interest rate of 10%, a more appropriate market rate at issuance. The note is secured by certain store assets purchased pursuant to the acquisition. This note was repaid in full during 2001.

  j.
  The Company is obligated under a mortgage payable of $208,000 on its plant in South Carolina. The mortgage bears interest at prime plus 1.25% and matures in March 2010. The mortgage is secured by the associated real estate.

        Scheduled maturities of long-term debt are as follows:

December 31, 2002
2003	$150,872
2004	915
2005	40
2006	40
2007	16
Thereafter	10,000

$161,883

9.    Accrued Expenses

        Accrued expenses consist of the following:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Accrued payroll and related bonuses	$13,949	$13,472	$876
Accrued reorganization	2,768	2,936	236
Acquisition financing expenses	—	968	—
Accrued vendor contracts	—	2,714	—
Accrued taxes	2,310	2,100	—
Accrued interest	4,342	2,332	528
Gift certificate liability	1,789	1,224	—
Accrued utilities	1,115	1,190	—
Other	4,715	2,545	1,310

Total	$30,988	$29,481	$2,950

10.    Stockholders' Equity and Redeemable Preferred Stock

Series A and Series B Preferred Stock

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

Series C Convertible Preferred Stock

        In connection with a private placement discussed below, the Company issued 444,190 shares of Series C convertible preferred stock. Each share of Series C preferred stock was converted into three shares of Common Stock upon the effective date of the registration of the Common Stock issued in connection with the offering (September 11, 2000). The Series C convertible preferred stock provided for a cumulative dividend equal to 10% per annum, based upon a deemed value of $7.00 per share. Pursuant to the terms of the offering, the Series C convertible preferred stock, which had an embedded beneficial conversion feature, (See description of common stock) was converted to 1,332,570 shares of Common Stock on the effective date of the registration of the Common Stock.

Series D Redeemable Preferred Stock

        On August 11, 2000, the Company, Brookwood and BET entered into a Series D Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"). The first closing under the Purchase Agreement, pursuant to which BET purchased its Series D preferred stock and its warrants, occurred on August 11, 2000. The second closing under the Purchase Agreement, pursuant to which Brookwood purchased its Series D preferred stock and warrants, occurred on August 18, 2000. Under the terms of the Purchase Agreement, Brookwood and BET each purchased (i) 8,108.108 shares of Series D preferred stock and (ii) warrants to purchase up to 1,196,910 shares of the Common Stock of the Company, each of which represented the right to purchase approximately 7.7% of the Common Stock. Pursuant to the Purchase Agreement, the number of shares that Brookwood and BET may receive upon exercise of their warrants is subject to upward adjustment depending upon certain future events affecting the capitalization of the Company. The shares of Common Stock issuable upon exercise of such warrants are entitled to registration rights under the terms of a Registration Rights Agreement among the Company, Brookwood and BET. Under the terms of the Purchase Agreement, if the Company fails to take actions to redeem the Series D preferred stock within one year of the closing, the Company will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing the right to purchase an additional 1.34% of Common Stock, subject to reduction for any redemption(s) of Series D preferred stock that occur during that year. Further, under the terms of the Purchase Agreement, if the Company fails to take actions to redeem the Series D preferred stock within two years of the closing, the Company will be required to issue to each of Brookwood and BET, each quarter for the next four quarters, additional warrants representing an additional 2.015% of Common Stock, subject to reduction for any redemption(s) that occur during that year. The Series D preferred stock provided for a cumulative dividend equal to 7.5% per annum, based upon a deemed value of $1,000 per share

        In January 2001, all shares of Series D preferred stock were exchanged for Series F preferred stock (see below and Note 3).

Series F Redeemable Preferred Stock

        On January 18, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F preferred stock to Halpern Denny in exchange for the sum of $20,000,000. In connection with the purchase, the Company issued Halpern Denny five-year warrants to purchase 8,484,112 shares of Common Stock at an exercise price of $0.01 per share. The Series F Purchase Agreement provides that for so long as the Series F preferred stock has not been redeemed for cash (including payment of any notes issued thereon), Halpern Denny shall receive additional warrants equal to 1.5% of the fully diluted Common Stock of the Company (excepting certain options and warrants) on January 18, 2002 and on each succeeding June 30 and December 31. The warrant agreement further provides that it would be exercisable for additional shares under certain events, as set forth in the agreement.

        On January 18, 2001, BET and Brookwood entered into an Exchange Agreement with the Company, whereby they exchanged all of their outstanding Series D preferred stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F preferred stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of Common Stock at an exercise price of $0.01 per share. The Series F Purchase Agreement provides that for so long as the Series F preferred stock has not been redeemed for cash (including payment of any notes issued thereon), BET and Brookwood shall receive additional warrants equal to a semi-annual increase in aggregate of 1.154% of the fully diluted Common Stock of the Company (excepting certain options and warrants).

        On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its authorized, but unissued, Series F preferred stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny, the Company also sold Halpern Denny five-year warrants to purchase 2,121,028 shares of Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant). The Series F Purchase Agreement provides that for so long as the Series F preferred stock has not been redeemed for cash (including payment of any notes issued thereon), Halpern Denny shall receive additional warrants equal to a semi-annual increase in aggregate of 0.375% of the fully diluted Common Stock of the Company (excepting certain options and warrants).

        On June 7, 2001, the Company consummated the sale of 4,000 additional shares of its authorized, but unissued, Series F preferred stock to Halpern Denny in exchange for the sum of $4,000,000 pursuant to the terms of the Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny, dated June 7, 2001. In connection with the agreement, the Company also sold Halpern Denny five-year warrants to purchase an aggregate of 3,384,629 shares of Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant). The Series F Purchase Agreement provides that for so long as the Series F preferred stock has not been redeemed for cash (including payment of any notes issued thereon), Halpern Denny shall receive additional warrants equal to a semi-annual increase in aggregate of 0.3% of the fully diluted Common Stock of the Company (excepting certain options and warrants).

        In addition, on June 19, 2001, the Company consummated the sale of 21,000 additional shares of its authorized, but unissued, Series F preferred stock in exchange for $21,000,000, pursuant to the terms of the Third Series F Stock and Warrant Purchase Agreement (the "Third Purchase Agreement") by and among the Company, Halpern Denny, Greenlight and Special Situations. In connection with the sale of the June 2001 Series F preferred stock, the Company sold warrants to purchase 17,769,305 shares of Common Stock at a price per share of $0.01 (subject to adjustment as provided in the warrant agreement) pursuant to the Third Purchase Agreement. The warrants have a term of five years and further provide that they would be exercisable for additional shares under certain events, as set forth in the agreement. The form of these warrants is substantially identical to the form of the warrants described above including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases are an aggregate of 1.575% of the fully diluted Common Stock (excepting certain options and warrants).

        As set forth in a Second Amended Certificate of Designation, Rights and Preferences of Series F preferred stock (the Second Amended Certificate of Designation), the Series F preferred stock accrues dividends payable in shares of Series F preferred stock at the rate of 16% per annum for the first year, which rate increases semi-annually at the rate of 2% per annum. The Series F preferred stock, including accrued dividends, is redeemable three years from the date of issue (the Mandatory Redemption Date). If the Company fails to redeem the Series F preferred stock at the Mandatory Redemption Date, the Company is entitled to redeem the Series F preferred stock by issuing senior subordinated notes (the "Senior Notes") to the holders of the Series F preferred stock. The Senior Notes would bear interest at a rate comparable to the dividend rate under the Series F preferred stock, which rate increases monthly thereafter at the rate of 1% per month and would be due and payable 120 days from the Mandatory Redemption Date.

        The Company, Halpern Denny, Brookwood, Greenlight and Special Situations entered into an agreement which stated that notwithstanding the provisions concerning the mandatory redemption date of the Series F preferred stock contained in the Second Amended Certificate of Designation, the Series F preferred stock shall be redeemable on the later of (a) January 18, 2004 for all shares of Series F preferred stock issued on or prior to March 31, 2001, and June 30, 2004 for all shares of Series F preferred stock issued after March 31, 2001, and (b) the maturity date of any notes (the "Refinancing Senior Notes"), the proceeds of which are used to repay the outstanding notes issued under the $140 Million Facility, provided that the indenture for the Refinancing Senior Notes includes language which permits the Company to make certain specified restricted payments (a "Restricted Payment") (including certain payments to redeem Series F preferred stock) so long as certain covenants contained therein are satisfied. The amount of any Restricted Payment, together with any aggregate amount of all other Restricted Payments made by the Company and its subsidiaries must be less than the sum of (x) fifty (50%) percent of the consolidated net income of the Company for the period from the issue date of the Refinancing Senior Notes to the end of the Company's most recently ended fiscal quarter, plus (y) one hundred (100%) percent of the aggregate net cash proceeds received by the Company from the issuance or sale of equity interests in the Company or any subsidiary, plus (z) one hundred (100%) percent of the net cash proceeds received by the Company from the issuance or sale, other than to a subsidiary of the Company, of any debt security of the Company that has been converted into equity interests of the Company. In the event that the maturity date of the Refinancing Senior Notes is after January 18, 2004 or June 30, 2004, as the case may be, then the Mandatory Redemption Date for such Series F Preferred Stock will be the maturity date of the Refinancing Senior Notes.

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

        The Third Purchase Agreement provides that for so long as the Series F preferred stock has not been redeemed for cash (including payment of the Senior Notes, if any), Halpern Denny, Greenlight and Special Situations shall receive additional warrants equal to a percentage (specified therein) of the fully diluted Common Stock (excepting certain options and warrants) on June 19, 2002, and on each succeeding December 31 and June 30. If the Company redeems all its issued and outstanding shares of Series F preferred stock on or prior to March 19, 2002, the number of shares of Common Stock issuable upon the exercise of the warrants (the "Original Warrant Shares") which were issued pursuant to the Second Purchase and Third Purchase Agreements shall be reduced by an amount equal to one-third (1/3) the number of Original Warrant Shares. If the Company redeems all issued and outstanding shares of Series F preferred stock on or prior to June 19, 2002, the number of Original Warrant Shares shall instead be reduced by an amount equal to one-fourth (1/4) of the number of Original Warrant Shares.

        In connection with each of the Second Purchase and Third Purchase Agreements, the parties amended the form of the Senior Notes to be issued to the holders of Series F preferred stock upon redemption of their shares to refer to their agreement with the Company's secured lender concerning subordination of their interests to the secured lender's interests. As a consequence of the amendment to the Senior Notes, the Company amended its January 2001 Exchange Agreement with BET and Brookwood and the January 2001 Purchase Agreement with Halpern Denny to reflect the new form of Senior Notes. In addition, the Company, BET, Brookwood and Halpern Denny entered into amendments to each of the Stockholders Agreement and Amended and Restated Registration Rights Agreement executed in connection with the January 2001 financing to conform certain defined terms therein to include the additional securities issued pursuant to the Second and Third Purchase Agreements.

        The holders of warrants issued in connection with Series F preferred stock issued prior to March 31, 2001 may be entitled to purchase additional shares of Common Stock as the result of the warrants to purchase 13,720,000 shares of Common Stock issued in connection with the $140 Million Facility and have agreed that such $0.01 warrants may not be issuable if such Series F preferred stock is redeemed for cash not later than June 19, 2002. The Company has evaluated the terms of the obligation to issue additional warrants to such holders in the context of EITF No. 96-19 and determined that the agreement to provide such additional warrants constituted an extinguishment (Note 3-C), for accounting purposes, of the Series F preferred stock held by such holders. The contingently-issuable warrants are considered an embedded derivative (Note 3-C).

        In connection with the issuance of the Series F preferred stock, the Company incurred approximately $3.6 million of issuance costs.

        Through March 26, 2003, the Company has issued 17,291,471 of additional $0.01 warrants and has obligations (issuance date has occurred, but warrants have not yet been issued) to issue as additional 7,625,062.

Common Stock

        At a special meeting of the Company's shareholders held on September 20, 2001, the Company's shareholders approved an increase in the number of authorized shares of the Company's Common Stock to 150,000,000 shares. In a series of closings from April 18, 2000 through June 21, 2000, the Company completed a private placement consisting of 1,360,390 shares of Common Stock and 444,190 shares of convertible Series C preferred stock. The proceeds from the offering, net of related offering expenses, were $4,144,305, exclusive of 169,902 shares of Common Stock issued to the placement agent. Each share of Series C preferred stock was converted into three shares of Common Stock upon the effective date of the registration of the Common Stock issued in connection with the offering (September 11, 2000). The Company accounted for the offering pursuant to the rules under EITF 98-5. Pursuant to these rules, convertible securities with an embedded conversion right that is in the money when the security is issued are considered to contain a beneficial conversion feature. The value of the beneficial conversion feature associated with the Series C preferred stock issued was $623,449 (Note 3-B). This amount has been charged to accumulated deficit and was accounted for as an increase in net loss available to common stockholders for the purpose of computing loss per share.

Stockholders Rights Plan

        On June 7, 1999, the Board declared a dividend distribution of one right on each outstanding share of Common Stock (a "Right"), as well as on each share later issued. Each Right will allow stockholders to buy one one-hundredth of a share of Series A Junior Participating preferred stock at an exercise price of $10.00. The Rights become exercisable if an individual or group acquires 15% or more of Common Stock, or if an individual or group announces a tender offer for 15% or more of Common Stock. The Board can redeem the Rights at $0.001 per Right at any time before any person acquires 15% or more of the outstanding Common Stock. In the event an individual (the "Acquiring Person") acquires 15% or more of the outstanding Common Stock, each Right will entitle its holder to purchase, at the Right's exercise price, one one-hundredth of a share of Preferred Stock, which is convertible into Common Stock at one-half of the then value of the Common Stock, or to purchase such Common Stock directly if there are a sufficient number of Shares of Common Stock authorized. The Board has the ability to exclude any Acquiring Person from the provision of this stockholders Rights Plan, resulting in such Acquiring Person's purchase of the Company's Common Stock not triggering the plan. Rights held by the Acquiring Person are void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

Warrants

        As of December 31, 2002, the Company has 41,244,218 warrants outstanding all of which were exercisable. These warrants have exercise prices ranging from $0.01—$11.00 per share, of which 40,357,065 are exercisable at $0.01 per share, and have terms ranging from three to ten years. Such warrants were issued in connection with financings and certain other services. In the third and fourth quarter of 2002, certain holders of warrants exercised 39,635,976 of warrants, using a cashless exercise options, and were issued 33,325,458 of Common Stock.

	December 31, 2002 Warrants	January 1, 2002 Warrants	December 31, 2000 Warrants
Outstanding, beginning of year	57,134,639	3,280,973	369,357
Issued	23,745,555	53,853,666	4,096,286
Exercised	(39,635,976)	—	—
Forfeited	—	—	(1,184,670)

Outstanding, end of year	41,244,218	57,134,639	3,280,973

Exercisable, end of year	41,244,218	57,134,639	3,280,973

Stock Options

        The Company's 1994 Stock Plan (the "1994 Plan") provides for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. Unless terminated sooner, the 1994 Plan will terminate automatically in August 2004. The board of directors has the authority to amend, suspend or terminate the 1994 Plan, subject to any required stockholder approval under applicable law, provided that no such action may affect any share of Common Stock previously issued and sold or any option previously granted under the 1994 Plan.

        Options generally become exercisable in ratable installments over a period of up to four years and expire ten years from the date of grant. In December of 2002, the stockholders approved an amendment to the 1994 Plan to increase the number of shares available for issuance under the 1994 Stock plan to 6,500,000. As of December 31, 2002, there were 1,263,149 shares reserved for future issuance under the 1994 Plan. No options currently available for exercise are considered "in-the-money".

        The Company's 1995 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the board of directors and approved by the Company's shareholders in August 1995. Unless terminated sooner, the Directors' Option Plan will terminate automatically in August 2005. The board of directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of non-statutory stock options to nonemployee directors of the Company. These options vest immediately upon grant.

        The Company issues options from time to time outside the plans described above.

        A summary of the Company's option activity during the years ended December 31, 2002, January 1, 2002, and December 31, 2000 is presented in the table and narrative below:

			As Restated
	December 31, 2002		January 1, 2002		December 31, 2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,864,564	$1.62	1,601,929	$2.46	1,030,229	$2.48
Granted	5,070,242	0.26	1,263,635	0.56	947,500	2.04
Forfeited	(2,718,364)	1.64	(1,000)	3.00	(375,800)	1.44

Outstanding, end of year	5,216,442	0.29	2,864,564	1.62	1,601,929	2.46

Exercisable, end of year	1,831,281	$0.33	1,670,929	$2.39	1,548,729	$2.47

Weighted average, fair value of options granted		$0.11		$0.38		$1.00

        The following table summarizes information about the Company's stock options at December 31, 2002:

Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.14 – $1.00	5,100,242	9.92	$0.26	1,740,081	$0.26
$1.01 – $2.00	100,000	8.14	$1.46	75,000	$1.54
$2.01 – $4.00	16,200	6.57	$2.31	16,200	$2.31

	5,216,442	9.88	$0.29	1,831,281	$0.33

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 3.0%, 3.0% and 6.0%; expected dividend yields of 0%; expected lives of four, four and five years; and expected stock price volatility of 100%, 100% and 78%.

11. Income Taxes

        The Company's effective tax rate differs from the federal statutory rate primarily due to the impact of the recognition of valuation allowances against certain future deferred tax benefits for the periods presented.

        A summary of the significant components of deferred taxes as of December 31, 2002, January 1, 2002 and December 31, 2000 is as follows:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Deferred tax assets:
Operating loss carryforwards	$30,794	$18,646	$15,941
Non-cash charges not yet realized for tax reporting purposes	7,223	7,793	386
Allowance for doubtful accounts	1,829	1,639	1,511
Property, plant and equipment—Depreciation and Amortization	1,969	—	—

	41,815	28,078	17,838
Deferred tax liability:
Property, plant and equipment—Depreciation and Amortization	—	(2,204)	(5,006)

Net deferred tax asset	41,815	25,874	12,832
Valuation allowance	(41,815)	(25,874)	(12,832)

	$—	$—	$—

        At December 31, 2002, the Company had net operating loss carryforwards of approximately $88,394,000 available to offset future taxable income. These net operating loss carryforwards expire on various dates through 2021. As a result of ownership changes, which resulted from the issuance of warrants in connection with the sale of Series F preferred stock and the acquisition of Manhattan Bagel Company, the Company's ability to utilize the loss carryforwards is subject to limitations as defined in Section 382 of the Internal Revenue Code, as amended.

        At December 31, 2002, January 1, 2002 and December 31, 2000, the Company has recorded full valuation allowances against its deferred tax assets. The valuation allowances are based upon management's current assessment of the Company's ability to realize the related tax benefits considering the limitations imposed by Section 382 of the Internal Revenue Code, the status of the Company's integration of the operations of Einstein, and its history of operating losses.

12. Assets Held for Resale

        Assets held for resale include company-owned stores that the Company intends to sell to franchisees within the next fiscal year. The Company continually evaluates the realization of the carrying amount of such assets based on the estimated fair value of such assets, which is determined based on the stores' estimated selling prices, less costs to sell. During 2000, the Company acquired certain store assets in upstate New York and in Oklahoma, Colorado and Kansas (see Note 4), which have been classified as assets held for resale based upon the Company's plan and intent to dispose of such stores. In 2000, the Company also expensed approximately $570,000 (Note 3-B) in costs originally capitalized in the purchase of these assets, and in evaluating the fair value of all assets held for resale, recorded an impairment of $966,001 and recorded an increase in the loss on the sale of equipment of $109,706. In 2000, the Company closed two stores classified as assets held for resale.

        In 2001, the Company recorded a further impairment charge of approximately $3.3 million in accordance with SFAS 121, as a result of the Company's continued inability to sell the stores, and a shift in brand focus given the Einstein Acquisition (Note 4). During 2001, the Company sold four stores in New York and closed ten locations classified as assets held for resale. During 2002, the Company sold seven stores for an aggregate sales price of $1.4 million, and closed 15 stores classified as assets held for resale.

13. Other Long-Term Liabilities

        Other long-term liabilities consist of the following:

		As Restated
	December 31, 2002	January 1, 2002	December 31, 2000
	(amounts in thousands)
Vendor contractual agreements (Note 3-C Other Adjustments)	$8,210	$8,466	$—
Distributor contractual agreements	—	2,783	—
Guaranteed franchisee debt (a)	905	999	1,104
Other	1,445	943	175

	$10,560	$13,191	$1,279

        In connection with its acquisition of Manhattan Bagel Company, the Company agreed to guarantee certain loans to franchisees made by two financial institutions. The Company evaluates the fair value of such liability at each balance sheet date. As of December 31, 2002, January 1, 2002 and December 31, 2000, the fair value of the liability reflected above is the maximum potential exposure related to such loans pursuant to agreements with the financial institutions regarding the established caps on the Company's obligation.

14. Derivative Liability

        The following table indicates the value of embedded derivatives related to the Company's debt and equity instruments as of December 31, 2002 and January 1, 2002 and the cumulative impact of changes in the derivative liability within the statement of operations for the years ended December 31, 2002, and January 1, 2002 (Note 3-C):

	December 31, 2002	For the Year Ended December 31, 2002
Instrument	Value of Embedded Derivative Liability	Cumulative Change in Fair Value of Derivatives
	(amounts in thousands)
Series F preferred stock	$266	$(677)
Greenlight obligation	1,599	1,544
Bridge Loan	502	643
$140 Million Facility	480	(1,277)

Total	$2,847	$233

	As Restated
	January 1, 2002	For the Year Ended January 1, 2002
Instrument	Value of Embedded Derivative Liability	Cumulative Change in Fair Value of Derivatives
	(amounts in thousands)
Series F Preferred Stock	$5,113	$41,654
Greenlight obligation	3,144	11,374
Bridge Loan	1,145	4,220
$140 Million Facility	—	432

Total	$9,402	$57,680

        The amounts listed in the above table are affected by the market price of the underlying Common Stock and other factors described in Note 1—Derivative Instruments. As of December 31, 2000, the closing price of the Common Stock was $1.125, which price had decreased to $0.26 by January 1, 2002 and was $0.09 on December 31, 2002. Additionally, as disclosed in Notes 8 and 10, significant issuances of warrants (previously contingently-issuable) under the $140 Million Facility and Series F preferred stock agreements occurred during the year ended December 31, 2002. As a result of applying the classification methodology described in Note 1—Derivative Instruments, the fair value of the issued warrants was reclassified to permanent equity, as denoted on the consolidated statement of changes in stockholders' equity for the year ended December 31, 2002.

15. Reorganization and Integration

        During the quarter ended October 1, 2002, the Company implemented a plan to shut down its dough manufacturing facilities on the East Coast. During the quarter ended December 31, 2002, the Company implemented a plan to terminate the lease obligation for the Eatontown location. As discussed in Note 1—Nature of Business and Organization, the Company vacated the Eatontown location in the last week of 2002. When initiated, the restructuring plans were expected to take approximately one year to complete, subject to the Company's ability to sublease the Eatontown facility. The Company recorded a $4.8 million charge associated with these restructuring plans.

Approximately $2.2 million of this charge represented a write-off of the equipment and leasehold improvements no longer usable by the Company.

        The following table displays the activity and balances of the 2002 restructuring accrual account from inception to December 31, 2002:

Category	Initial Accrual	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of December 31, 2002
	(amounts in thousands)
Plant lease termination	$1,447	$—	$—	$—	$1,447
Severance costs	787	(662)	—	—	125
Contract termination and other	300	(168)	—	—	132

Total	$2,534	$(830)	$—	$—	$1,704

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

        The following tables display the 2001 and 2002 activity and balances of the 2001 restructuring accrual account:

Category	Balance as of January 1, 2002	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of December 31, 2002
	(amounts in thousands)
Plant lease termination	$379	$(68)	$—	$—	$311
Severance costs	151	(229)	85	—	7
Contract termination and other	58	(94)	43	—	7
Store lease termination	2,348	(907)	445	(1,147)	739

Total	$2,936	$(1,298)	$573	$(1,147)	$1,064

Category	Initial Accrual	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of January 1, 2002
	(amounts in thousands)
Plant lease termination	$379	$—	$—	$—	$379
Severance costs	151	—	—	—	151
Contract termination and other	233	(204)	42	(13)	58
Store lease termination	2,629	(293)	12	—	2,348

Total	$3,392	$(497)	$54	$(13)	$2,936

16. Commitments and Contingencies

Operating Leases

        The Company leases office and retail space under various non-cancelable operating leases. Property leases normally require payment of a minimum annual rental plus a pro rata share of certain landlord operating expenses. As of December 31, 2002, approximate future minimum rental payments under non-cancelable operating leases for the next five years and the period thereafter are as follows:

Year	December 31, 2002
(amounts in thousands)
2003	$27,485
2004	26,706
2005	24,225
2006	18,326
2007	8,739
2008 and thereafter	8,360

Total minimum lease payments	113,841
Less: sub-lease income	(2,148)

$111,693

        Rent expense under operating leases was approximately $30,641,000, $18,022,000 and $2,522,000 for the years ended December 31, 2002, January 1, 2002 and December 31, 2000, respectively.

Capital Leases

        The Company has capital leases for computer equipment used in its stores and offices. As of December 31, 2002, the remaining payments under such capital leases are as follows:

Year	December 31, 2002
(amounts in thousands)
2003	$295
2004	181
2005	44
2006	22
2007	11

Total minimum lease payments	553
Less: amount representing interest	(93)

$460

Employment Agreements

        The Company has entered into an employment agreement with one officer of the Company that expires on December 31, 2004. The minimum base salary and bonus after December 31, 2002 and through the term of this employment agreement totals $1,695,000. In addition, severance payments of $565,000 may be due under the contract depending on the circumstance of the officer's termination.

401(k) Plan

        The Einstein/Noah Bagel Corp. Employee Savings Plan (401(k) plan) was assumed by the Company with the purchase of Einstein on June 19, 2001. All employees of Einstein and Noah Corporation, excluding officers, are eligible to participate in the plan if they meet certain compensation and eligibility requirements. The 401(k) plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. For the period from June 19, 2001 through December 31, 2001 the Company matched 40% of the participants' elective contribution as defined, not to exceed 6% of the employees' annual compensation. The Company has accrued to match 25% of the participants' elective contribution for the period from January 1, 2002 to December 31, 2002. The Company's contribution expense in 2002 and 2001 was $298,283 and $101,506, respectively. Employer contributions vest at the rate of 100% after three years of service.

Health Insurance Plan

        As of December 31, 2002, the Company was self-insured for health costs. The Company has a stop loss policy with an insurance carrier to minimize its risk. Under this plan, the aggregate stop loss under the policy for the year ended December 31, 2002 was approximately $4.4 million. The Company's claims expense for the years ended December 31, 2002 and January 1, 2002 was approximately $4,004,000 and $3,673,000, respectively.

        At December 31, 2002, the Company has recorded an estimated liability for claims incurred but not reported based on review of historical claims activity by the Company and an independent insurance broker.

Legal Proceedings

        The Company is subject to claims and legal actions in the ordinary course of business, including claims by franchisees. The Company does not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on its business, results of operations or financial condition.

        On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of the former Chairman, R. Ramin Kamfar, and the termination for cause of the former Chief Financial Officer, Jerold Novack, and the delay in filing the Form 10-K for 2001. The Company is cooperating fully with the investigation. The Company is also cooperating fully with a recent Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that the Company advance reasonable legal expense on their respective behalf to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. The Company is fulfilling its obligations as required by applicable law and the Company's By-Laws.

        On July 31 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager filed a purported class action complaint against Einstein in the Superior Court for the

State of California, County of San Francisco. The plaintiffs allege that Noah's failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California and Business Profession Code Section 17200. As a result of subsequent communications regarding the circumstances under which the Company purchased Einstein out of bankruptcy, the plaintiffs filed a first amended complaint disclaiming back wages for the period prior to June 19, 2001. However, the first amended complaint added as defendants certain former directors and officers of Einstein. The first amended complaint also added a second cause of action seeking to invalidate releases obtained from Noah's assistant managers pursuant to the settlement of a Department of Labor investigation. The Company filed a demurrer to the first amended complaint, which the plaintiffs opposed. Subsequent to the filing of that demurrer, the Company procured a dismissal without prejudice of the claims brought against Paul Murphy, the only individual defendant the Company employed subsequent to its acquisition of Einstein. The plaintiffs subsequently stipulated to the severance of the claims against the Company and those against the remaining individual defendants. The stipulation provides that the plaintiffs will file separate second amended complaints against the Company and against the remaining individual defendants. As a result, the Company's demurrer will be taken off calendar. The Company will have thirty days from the date of the filing of the second amended complaint to refile the demurrer.

        On March 31, 2003, Jerold E. Novack, the former Chief Financial Officer, Secretary, and shareholder of the Company, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, Chairman and Chief Executive Officer of the Company, and William J. Nimmo, a member of the Board of Directors. The complaint purports to state claims for breach of plaintiff's employment contract with the Company, breach of the Company's fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff "for cause" was invalid. As a basis for his purported claims, the plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement. Furthermore, the plaintiff asserts that he was defamed by certain of defendants' public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act. The Company intends to vigorously oppose the plaintiff's purported claims. The Company was served with the complaint on May 2, 2003 and have not yet answered or otherwise responded to it.

        On April 7, 2003, General Electric Capital Corp. filed an action in the Supreme Court for the State of New York, County of New York, against the Company and its franchisee, captioned General Electric Capital Corp. v. New World Coffee/Manhattan Bagels, Inc. et al. In its complaint, plaintiff asserts that it entered into certain equipment lease agreements with the Company on April 18, 2001, and with the franchisee on February 26, 2001, upon which the Company and its franchisee subsequently defaulted. As a result of those alleged defaults, plaintiff purports to state claims against defendants for breach of contract, conversion, unjust enrichment, foreclosure of security interest, and replevin, and demands damages from defendants, jointly and severally, in the total specified amount of $118,555.49, plus late charges, taxes, interest, costs and attorneys' fees. The Company has not yet answered or otherwise responded to plaintiff's complaint.

        In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan Bagel Company. This judgment represents amounts for corporate income taxes for the period from 1996 to 2000, and sales and use taxes for the period from 1995 to 1997. At that same time, the Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200, for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002. Manhattan Bagel Construction Company ceased operations in or about early 1997 and has existed since that time only as a non-operating entity with no assets. Therefore, the Company is currently working with the New Jersey Division of Taxation to have all tax assessments for the period after Manhattan Bagel Construction Company ceased operations removed, and that portion of the judgment deemed satisfied. With regard to taxes imposed for the period prior to early 1997, the Company believes those amounts are barred from being asserted against Manhattan Bagel Company, to the extent they otherwise could have been, because they were not asserted in Manhattan Bagel Company's November 1997 bankruptcy proceeding.

        On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against the Company alleging fraudulent inducement and violations of New York General Business Law Article 33. The franchisee seeks damages in the amount of $750,000. New World has asserted a counterclaim in the arbitration seeking amounts owed under the franchisee's franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000. An arbitrator has been selected and document exchange is complete. Hearings were scheduled for June 2002 but have been postponed by order of the arbitrator.

        On October 28, 2002, Sansim Patel, Inc., a subfranchisee of Manhattan Bagel Company, filed suit against Manhattan Bagel Company, the master franchisee, and others in Orange County (Orlando, Florida). The plaintiff alleges claims of civil conspiracy and unjust enrichment against Manhattan Bagel Company and seeks rescission of its franchise agreement with Manhattan Bagel Company. The plaintiff also seeks damages in an unspecified amount. In December 2002, the Company filed a motion to dismiss all of the claims asserted against it by the plaintiff, based in part on a general release the plaintiff had previously executed in favor of Manhattan Bagel Company. That motion remains pending with the Court. However, on March 18, 2003, default judgments were obtained against the other named defendants.

        On March 17, 2003, Jason and Andrew Gennusa, former employees of the Company and founders of Manhattan Bagel Company, filed suit against the Company in the Superior Court of New Jersey, Monmouth County. As the founders of Manhattan Bagel Company, the plaintiffs claim to be reproducing the "original formula" Manhattan Bagel dough, and selling it to franchisees at a competitive price. Their complaint seeks a judgment declaring that their production and sale of this bagel dough to franchisees does not violate various non-competition covenants and confidentiality agreements they previously entered into with the Company. Furthermore, the plaintiffs seek a declaration that the "original recipe" bagel dough they manufacture is not a trade secret of the Company and that their manufacture and sale of the dough is not in violation of intellectual property law. The Company has not yet answered or otherwise responded to plaintiffs' complaint.

        On December 28, 2001, Robert Higgs, a franchisee, filed a complaint against the Company and its officers and agents in New Jersey (Superior Court of New Jersey, Case No. OCN-L-2153-99) alleging breach of contract, breach of fiduciary duties and tortuous interference with contract and business opportunities. The complaint was subsequently withdrawn by the franchisee without prejudice. In February 2002, the franchisee filed a new complaint against the Company and its officers and agents alleging breach of contract, breach of fiduciary duties, tortuous interference with contract and business opportunities, and violations of New Jersey's franchise law. The franchisee seeks damages in an unspecified amount, punitive damages, costs and attorneys' fees. The Company moved to dismiss all of the claims in the new complaint. The court dismissed the breach of fiduciary duty claims and one of the breach of contract claims. Discovery requests have been served by the Company.

        Given the early stage of these matters, the Company cannot predict their outcome. However, there can be no assurance that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages or other relief.

        Special Situations, holders of Series F preferred stock, had notified the Company that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the stock. Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim. Special Situations alleged various contractual and tort claims against the Company, as well as Ramin Kamfar, the former Chairman of the Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight Capital, another holder of the Series F preferred stock. Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock. Prior to responding to Special Situations' complaint, the Company and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which the Company agreed to settle Special Situations' claims against the Company and its present and former officers, directors, agents and other representatives, and Special Situations agreed to release those entities and individuals, in exchange for payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

        On February 28, 2003, the Company's former insurance broker of record filed suit in Superior Court of the State of California, County of Orange, against the Company and its subsidiaries, alleging wrongful termination of the Company's brokerage contract with plaintiff, Pension & Benefit Insurance Services, Inc. ("PBIS"), which deprived PBIS of brokerage commissions. PBIS's complaint asserts claims for breach of contract, reasonable value of services, intentional interference with prospective advantage and negligent interference with prospective advantages. Plaintiff seeks $500,000 in consequential damages and $20 million in punitive damages. Prior to responding to PBIS's complaint, the Company entered into a settlement agreement with PBIS on April 2, 2003. As consideration for PBIS's agreement to settle and dismiss this matter, the Company agreed to list PBIS as its insurance broker of record until at least the end of 2003. A Request for Dismissal of the suit was filed by PBIS with the Superior Court of the State of California, County of Orange on April 9, 2003.

Fixed Fee Distribution Agreement

        Through December of 2002, the Company maintained a fixed fee distribution agreement with a national distribution company ("distributor") whereby the distributor supplied substantially all products for resale in the Company's company-operated restaurant locations. In addition, the Company maintained a separate fixed fee distribution agreement with the distributor for delivery of certain proprietary products to its franchised locations. Effective February 20, 2002, the Company entered into Mutual Termination Agreements with the distributor which provided for the termination of each of the fixed fee distribution agreements effective August 2, 2002. Pursuant to the restated agreement, the distributor was required to provide distribution services to all locations through August 2, 2002, which date was extended until December 2002. As a part of the agreement, the Company was required to pay the distributor $12,000,000, representing a portion of the unamortized $5,000,000 investment made by the distributor at the inception of the original agreement and a reduced amount of outstanding trade payables and other previously accrued charges. The Company recorded a reduction to general and administrative expense of $2,750,000 in 2002 as the carrying amount of the associated liabilities exceeded the payments made under this agreement by such amount.

        As of November 2002, the Company had replaced the national distributor with six regional custom distributors to its Company-operated and franchised locations.

Investment Banking Agreement

        In October of 2002, the Company engaged CIBC World Markets Corp. as its financial advisor in connection with its review of strategic alternatives to rationalize its capital structure.

17. Related Party Transactions

        Leonard Tannenbaum, a director, is a limited partner and 10% owner in BET, one of the Company's principal stockholders. On August 11, 2000, BET purchased approximately 8,108 shares of Series D preferred stock for a sum of $7,500,000. In a related transaction on August 18, 2000, Brookwood, one of the Company's principal stockholders, purchased approximately 8,108 shares of the Company's Series D preferred stock for a sum of $7,500,000 (collectively, the Series D Financing). Each of BET and Brookwood received a warrant to purchase 1,196,909 shares of Common Stock at a price of $0.01 per share. In connection with the Series D Financing, MYFM Capital LLC, of which Mr. Tannenbaum is the Managing Director, received a fee of $252,650 and a warrant to purchase 70,000 shares of Common Stock at its closing price of $1.938 per share on August 18, 2000. In addition, Mr. Tannenbaum was designated by BET as a director to serve for the period specified in the Stockholders Agreement dated January 18, 2001, as amended (the "Stockholders Agreement"), among the Company and the holders of its Series F preferred stock.

        Eve Trkla, a director of the Company, is the Chief Financial Officer and principal of Brookwood Financial Partners, L.P., an affiliate of Brookwood. Ms. Trkla was designated by Brookwood as a director to serve for the period specified in the Stockholders Agreement.

        As of January 18, 2001, the Company consummated a sale of 20,000 shares of its authorized but unissued Series F preferred stock to Halpern Denny, one of the Company's principal stockholders, in exchange for the sum of $20 million. At such time, the Company entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. Pursuant to the Series F Preferred Stock and Warrant Agreement, Halpern Denny was paid a transaction fee of $500,000. William Nimmo, a director, is a partner in Halpern Denny and Co., an affiliate of Halpern Denny. Mr. Nimmo was designated by Halpern Denny as a director of the Company. In connection with the Series F Preferred Stock and Warrant Purchase Agreement, the Company issued Halpern Denny a warrant to purchase 8,484,112 shares of Common Stock at an exercise price of $0.01 per share.

        BET and Brookwood had invested the sum of $15 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D preferred stock, and had a right to approve the creation of the Series F preferred stock. Therefore, the Company considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, the Company, BET and Brookwood entered into an Exchange Agreement as of January 18, 2001, whereby the Company exchanged all of its outstanding Series D preferred stock, including accrued but unpaid dividends (all of which were retired), for a total of 16,398.33 shares of Series F preferred stock. In connection with the January 2001 Exchange Agreement BET and Brookwood were each paid a transaction fee of $187,500. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 6,526,356 shares of Common Stock. On May 30, 2001, the Company issued 25,000 shares of Common Stock to Mr. Tannenbaum in connection with the exchange of all of the outstanding shares of Series D preferred stock for shares of Series F preferred stock. In connection with the January 2001 Series F preferred stock financing, Bruce Toll, an affiliate of BET, was issued 200,000 shares of Common Stock. On March 29, 2001, the Company consummated a sale of 5,000 additional shares of its Series F preferred stock to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second

Purchase Agreement with Halpern Denny, the Company also sold Halpern Denny warrants to purchase 2,121,028 shares of Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant). Pursuant to the Second Purchase Agreement, Halpern Denny was paid a transaction fee of $200,000.

        In connection with the Einstein Acquisition, on June 7 and June 19, 2001, Halpern Denny purchased an additional 7,500 shares of Series F preferred stock for the sum of $7,500,000 and warrants to purchase 6,346,180 shares of Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant) pursuant to the Series F Preferred Stock Purchase Agreement. In addition, on June 19, 2001, Greenlight, one of the Company's principal stockholders, purchased 12,500 shares of Series F Preferred Stock and warrants to purchase 10,576,967 shares of Common Stock at a price per share of $0.01 (subject to adjustment as provided in the form of warrant) pursuant to the Third Purchase Agreement. Pursuant to the Third Purchase Agreement, the Company agreed to pay Halpern Denny a transaction fee of $250,000 and Greenlight a transaction fee of $417,000.

        Commencing in 2002, the holders of the Series F preferred stock are entitled to receive additional warrants. See Note 10.

        On January 17, 2001, the Company entered into a Bond Purchase Agreement with Greenlight. Pursuant to the agreement, Greenlight formed a limited liability company, GNW, and contributed $10 million to GNW to purchase Einstein bonds. The Company is the sole manager of GNW. The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, the Company issued Greenlight warrants to purchase an aggregate of 4,242,056 shares of Common Stock at $0.01 per share. On June 19, 2001, the Company, GNW and Greenlight entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Corp. notes. The Company is required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Corp. notes. To the extent that there are any excess proceeds, the Company is required to pay them to Greenlight. If Greenlight does not receive a return equal to its Guaranteed Return, the Company is obligated to issue Greenlight Series F preferred stock with a face amount equal to the deficiency and warrant coverage equal to 1.125% of its fully diluted Common Stock for each $1 million of deficiency.

        The Company, BET, Brookwood, Halpern Denny, Greenlight and Special Situations entered into a Stockholders Agreement, which relates principally to the composition of the board of directors of the Company. Pursuant to the terms of the Stockholders Agreement, as amended, the authorized number of directors shall be ten members. Each of BET and Brookwood is entitled to designate one member to the board of directors until such time as its Series F preferred stock, including any notes issued upon redemption thereof, have been redeemed and paid in full. Halpern Denny is entitled to designate two members to the board of directors (and has designated one, Mr. Nimmo, as of this time) until such time as its Series F preferred stock, including any notes issued upon redemption thereof, have been redeemed and paid in full, at which time it shall be allowed to designate one director, which right will continue until such time as it owns less than 2% of the outstanding Common Stock. The Stockholders Agreement provides that should Halpern Denny designate a second member to the board of directors, a majority of directors who are not designees of BET, Brookwood or Halpern Denny may designate an additional member to the board of directors. In addition, pursuant to the terms of the Certificate of Designation for the Series F preferred stock, in the event that any dividends on the Series F preferred stock are in arrears, the holders of the Series F preferred stock will have the right to designate not less than 50% of the members of the board of directors.

        Certain of the Series F holders exercised warrants in 2002, under the cashless exercise provision of the warrant agreement, as detailed below:

Holder	Amount of Warrants Exercised	Amount of Shares of Common Stock Issued
Halpern Denny	27,141,454	23,264,107
Brookwood New World Investors, LLC	6,252,011	4,995,325
BET Associates	6,242,511	5,066,026

Totals	39,635,976	33,325,458

        On May 30, 2002, the Company entered into a Loan and Security Agreement with BET, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of the Company's assets. Borrowings under the facility bear interest at the rate of 11% per annum. The facility was to expire on March 31, 2003. In connection with obtaining the facility, the Company paid MYFM Capital LLC a fee of $75,000. Leonard Tannenbaum, one of the Company's directors, is the Managing Director of MYFM Capital and is a partner at BET. In February of 2003, the Company and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13% per annum. BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003.

        In June 1999, the Company entered into a franchise agreement for a New World location with NW Coffee, Inc., pursuant to which NW Coffee, Inc. paid the Company an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5.0% of gross sales, due and payable monthly. In connection with the franchise agreement the Company also entered into an asset purchase agreement with NW Coffee, Inc., pursuant to which NW Coffee, Inc. purchased the assets of the New World location from the Company for $250,000. In connection with the asset purchase agreement, NW Coffee, Inc. delivered to the Company a promissory note in the amount of $255,000, which bears interest at 8% and is payable in installments commencing in June 2002. The Company has received no payments on this note to date. As of December 31, 2002, the Company has fully-reserved the note within its allowance for doubtful accounts. The note is secured by the assets of NW Coffee, Inc. used in the operation of the franchise. Mr. Kamfar's uncle owns NW Coffee, Inc. and Mr. Kamfar's parents are officers of NW Coffee, Inc. In periods prior to April 2001, the Company purchased goods for the franchisee and paid for all of the expenses of the franchisee other than payroll (other than the salary of the general manager), which generated receivables for the Company. From time to time, NW Coffee, Inc. and Mr. Kamfar made payments to the Company to reduce the outstanding receivables. The outstanding receivable from NW Coffee, Inc. was $249,948 and $266,950 for the period ended January 1, 2002 and December 31, 2002, respectively. As of December 31, 2002, the amount of the receivable was fully reserved. Until April 2002, the Company also provided payroll, accounting and other services to NW Coffee, Inc. for no charge.

        In August 1997, the Company entered into a franchise agreement for a New World location with 723 Food Corp., pursuant to which 723 Food Corp. paid the Company an initial franchise fee of $25,000 for the franchise. In addition, the franchise agreement provides for royalty payments equal to 5.0% of gross sales, due and payable monthly. In connection with the franchise agreement, 723 Food Corp. purchased the assets of the New World location from the Company for $275,000. In connection with the asset purchase agreement, 723 Food Corp. delivered to the Company a promissory note in the amount of $125,000, which bears interest at 6% and is payable on August 30, 2002, and a promissory note in the amount of $100,000, which bears interest at 6% and is payable on November 30, 2002. The assets of 723 Food Corp. and 200,000 shares of Common Stock secure the notes. In addition, Mr. Novack guaranteed the obligations of 723 Food Corp. The guarantee is no longer in effect. Until August 17, 2000, Mr. Novack owned 50% of the capital stock of 723 Food Corp. and was an officer and director of 723 Food Corp. The outstanding receivable from 723 Food Corp. was $16,137 and $14,808 as of January 1, 2002 and December 31, 2002, respectively. As of December 31, 2002, the amount of the receivable was fully reserved. In addition, the Company issued a warrant to 723 Food Corp. to purchase 100,000 shares of Common Stock for $1.25 per share.

18. Selected Quarterly Financial Data (unaudited)

        The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data)

	As Restated April 2, 2002	July 2, 2002	October 1, 2002	December 31, 2002
Revenues(1)	$97,647	$101,578	$98,697	$100,728
Income (loss) from operations(2)	(1,506)	2,512	(5,803)	4,481
Net loss(3)	(27,420)	(84)	(9,538)	(3,431)
Net loss available to common stockholders(4)	(34,132)	(6,901)	(16,464)	(10,570)
Basic loss per share	$(0.45)	$(0.09)	$(0.18)	$(0.11)
Diluted loss per share	$(0.45)	$(0.09)	$(0.18)	$(0.11)
	As Restated April 1, 2001	As Restated July 3, 2001	As Restated October 2, 2001	January 1, 2002
Revenues(1)	$10,061	$24,780	$100,034	$99,300
Income (loss) from operations(2)	240	(9,922)	2,384	525
Net income (loss)(3)	(600)	(27,311)	18,440	(9,229)
Net loss available to common stockholders(4)	(11,356)	(61,918)	11,890	(15,836)
Basic earnings (loss) per share	$(0.35)	$(1.64)	$0.31	$(0.41)
Diluted earnings (loss) per share	$(0.35)	$(1.64)	$0.30	$(0.41)

(1)
The increase in revenues beginning in the quarter ended July 3, 2001 and continuing in subsequent quarters is due to the Einstein Acquisition.

(2)
The loss from operations in the quarter ended October 1, 2002 was primarily due to a provision for integration and restructuring, and costs associated with the Einstein Acquisition. The loss from operations in the quarter ended July 3, 2001 was primarily due to a provision for integration and restructuring, an impairment charge in connection with the realization of assets held for sale and costs associated with the Einstein Acquisition.

(3)
The net loss for the period ended April 2, 2002 and January 1, 2002 is primarily due to the cumulative change in fair value of derivatives and interest expenses.

(4)
The net income (loss) available to common stockholders primarily reflects the deduction of the dividends and accretion on preferred stock impact from the net income (loss).

Schedule II—Valuation of Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
		(amounts in thousands)
For the fiscal year ended December 31, 2000:
Allowance for doubtful accounts	$9,559	$1,357	$7,454	$3,462
Restructuring reserve	926	—	926	—
Valuation allowance for deferred taxes	$7,136	$5,696	—	$12,832
For the fiscal year ended January 1, 2002:
Allowance for doubtful accounts	$3,462	$1,175	$1,140	$4,097
Restructuring reserve	—	$3,446	$510	$2,936
Valuation allowance for deferred taxes	$12,832	$13,042	—	$25,874
For the fiscal year ended December 31, 2002:
Allowance for doubtful accounts	$4,097	$505	$125	$4,574
Restructuring reserve	$2,936	$3,107	$3,275	$2,768
Valuation allowance for deferred taxes	$25,874	$15,941	—	$41,815

S-1

QuickLinks

NEW WORLD RESTAURANT GROUP, INC. FORM 10-K INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART II
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN FISCAL 2002
FISCAL YEAR END OPTION VALUES
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000 (in thousands, except share and per share information)
NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000 (in thousands, except share and per share information)
NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000 (in thousands, except share and per share information)
NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000 (in thousands)
NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II—Valuation of Qualifying Accounts