Form 10-Q
period 2003-04-01
NEW WORLD RESTAURANT GROUP INC
filed 2003-05-16
CIK 949373

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2003
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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

NEW WORLD RESTAURANT GROUP, INC.

APRIL 1, 2003
FORM 10-Q
INDEX

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 1, 2003 AND DECEMBER 31, 2002
(in thousands, except share information)

	April 1, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,258	$10,705
Franchise and other receivables, net	6,183	5,775
Current maturities of notes receivables	192	194
Inventories	4,710	5,005
Prepaid expenses and other current assets	8,782	3,180

Total current assets	26,125	24,859
Property, plant and equipment, net	78,086	81,254
Trademarks and other intangibles, net	96,178	98,134
Goodwill, net	4,875	4,875
Debt issuance costs and other assets	1,383	1,526

Total Assets	$206,647	$210,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,529	$7,650
Accrued expenses	32,899	30,988
Short term debt and current portion of long-term debt	153,460	150,872
Current portion of obligations under capital leases	101	100

Total current liabilities	194,989	189,610
Senior notes and other long-term debt	10,130	11,011
Obligations under capital leases	265	360
Derivative liability	1,783	2,847
Other liabilities	10,555	10,560

Total liabilities	217,722	214,388
Series F Preferred Stock, $.001 par value; 116,000 shares authorized; 78,255 and 78,255 shares issued and outstanding	89,534	84,932
Stockholders' deficit:
Common stock, $.001 par value; 150,000,000 shares authorized; 51,016,857 and 51,016,857 shares issued and outstanding	51	51
Additional Paid-In capital	87,014	86,607
Accumulated deficit	(187,674)	(175,330)

Total stockholders' deficit	(100,609)	(88,672)

Total Liabilities and Stockholders' Deficit	$206,647	$210,648

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FIRST QUARTER ENDED APRIL 1, 2003 AND APRIL 2, 2002
(UNAUDITED)
(in thousands, except earnings per share and related share information)

	April 1, 2003	April 2, 2002
Revenues:
Retail sales	$88,449	$90,183
Manufacturing revenues	5,424	6,140
Franchise related revenues	1,338	1,324

Total revenues	95,211	97,647
Cost of sales	79,037	79,670
General and administrative expenses	9,212	13,291
Depreciation and amortization	7,205	6,088
Provision for integration and reorganization	—	104

Loss from operations	(243)	(1,506)
Interest expense, net	(8,295)	(12,331)
Cumulative change in the fair value of derivatives (expense)	657	(13,635)
Other income	249	52

Loss before income taxes	(7,632)	(27,420)
Provision for income taxes	(110)	—

Net loss	(7,742)	(27,420)
Dividends and accretion on preferred stock	(4,602)	(6,712)

Net loss available to common stockholders	$(12,344)	$(34,132)

Net loss per common share — Basic and Diluted	$(0.12)	$(0.45)

Weighted average number of common shares outstanding:
Basic and Diluted	100,766,965	75,918,195

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FIRST QUARTER ENDED APRIL 1, 2003 AND APRIL 2, 2002
(UNAUDITED)
(in thousands)

	April 1, 2003	April 2, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,742)	$(27,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,205	6,088
Provision for integration and reorganization	—	104
Cumulative change in fair value of derivatives	(657)	13,635
Amortization of debt issuance costs	144	632
Amortization of debt discount	430	3,925
Notes issued as paid in kind for interest on Bridge Loan	227	1,569
Greenlight interest	517	525
Stock issued for compensation and consulting	—	235
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(405)	(230)
Accounts payable and accrued expenses	2,273	(5,785)
Other assets and liabilities	(5,409)	(4,316)

Net cash used in operating activities	(3,417)	(11,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,080)	(627)
Proceeds from the sale of assets held for resale	—	1,328

Net cash provided by (used in) investing activities	(2,080)	701
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,500	—
Repayment of notes payable	(450)	(312)

Net cash provided by (used in) financing activities	1,050	(312)
Net decrease in cash	(4,447)	(10,649)
Cash and cash equivalents, beginning of period	10,705	15,478

Cash and cash equivalents, end of period	$6,258	$4,829

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at April 1, 2003 and the results of its operations and its cash flows for the three-month periods ended April 1, 2003 and April 2, 2002. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended April 1, 2003 are not necessarily indicative of the operating results that may be expected for future periods. The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

        Certain reclassifications have been made to conform previously reported data to the current presentation.

2.    Liquidity

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in recent years, and such losses have continued through unaudited periods in 2003. The Company also has a deficit in stockholders' equity of approximately $100,609,000 as of April 1, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by approximately $168,864,000. During the years ended January 1, 2002 and December 31, 2002, and continuing into 2003, the Company was in violation of certain covenants on the indenture for the Company's $140 million aggregate principal amount of notes due June 15, 2003 (the "$140 Million Facility"). This could be considered an event of default under the indenture if the Company was unable to cure the violation within thirty days of receiving written notice from the trustee or holders specifying the default; however, such notice has not been received as of the date of this filing. If such notice and failure to cure were to occur, the entire amount of the $140 Million Facility could become immediately due and payable. In any event, the $140 Million Facility matures on June 15, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

        The Company has also initiated cost reduction programs that stem primarily from the integration of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, "Einstein") into the Company, including supply chain efficiencies and reductions in overhead as a result of the elimination of duplicative functions and the streamlining of various functional areas. While most of these initiatives commenced in fiscal 2002, the full year effect is not expected to be realized until 2003 and beyond. In addition, the Company incurred substantial expenses in 2002 related to (1) the payment of unauthorized bonuses to certain members of former management as well as the internal investigation that ensued and (2) legal and advisory fees related to various efforts to refinance the $140 Million Facility and the Company's revolving line of credit, which are not anticipated to recur at similar levels in 2003. Although there is no assurance that funding will be available to refinance or retire the $140 Million Facility, the Company believes that its current business plan, if successfully funded, will improve its operating results and cash flow in the future.

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

	For the Quarter Ended
	April 1, 2003	April 2, 2002
Weighted average shares outstanding	51,016,857	17,481,394
Weighted average warrants exercisable for $0.01	49,750,108	58,436,801

	100,766,965	75,918,195

        All stock options and warrants outstanding (excluding those exercisable for $0.01) during the quarters ended April 1, 2003 and April 2, 2002 were excluded from the computation because of their anti-dilutive effect.

4.    Recent Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this new standard had no impact on its consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement requires a liability for a cost associated with an exit or disposal activity to be recognized at fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits requiring future employee service, which is to be recognized ratably over the remaining service period. The Company early-implemented SFAS No. 146 upon its issuance in fiscal 2002, for its 2002 restructuring accrual (Note 11).

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note, as well as in the notes to the interim financial statements. For entities that use the intrinsic value method of APB 25, to account for employee stock compensation, their accounting policies note should include a tabular presentation of pro forma net income and earnings per share using the fair value method. This statement also permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods—the prospective method, the modified prospective method, or the retroactive restatement method. The main provisions of this statement are effective for fiscal years ending after December 15, 2002. The Company currently follows the intrinsic value method of APB 25 to account for its employee stock compensation, but has no intention to change to the fair value method to account for employee stock-based compensation; however, the disclosure provision was implemented within the Company's fiscal 2002 financial statements.

        Had compensation cost for the Company's two stock option plans (the 1994 Stock Plan and 1995 Directors' Plan) been recognized under the fair value method specified in SFAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

	April 1, 2003	April 2, 2002
	(amounts in thousands, except per share data)
Net loss available to common stockholders:
As reported	$(12,344)	$(34,132)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(45)	(49)

Pro forma	$(12,389)	$(34,181)

Basic and diluted net loss available to common stockholders per common share:
As reported	$(.12)	$(.45)
Pro forma	$(.12)	$(.45)

        The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its financial statements.

5.    Goodwill, Trademarks and Other Intangibles

        The Company uses a two-step approach to assess its goodwill impairment. This requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        During 2002, the Company completed step one of both the transitional and annual impairment tests for its only reporting unit with goodwill and completed the transitional and annual impairment tests on indefinite-lived intangibles. The Company engaged an independent valuation expert to perform these analyses. The transitional and annual impairment analyses of goodwill indicated that the fair value of the Manhattan Bagel Company reporting unit as of January 1, 2002 and December 31, 2002 exceeded its carrying value. Thus, the associated goodwill as of January 1, 2002 and December 31, 2002 was not impaired, and the second step of the impairment tests was not required. Additionally, the transitional and annual impairment analyses for the Company's indefinite-lived intangibles (trademarks) indicated that, in each instance, their respective fair values exceeded their carrying values as of January 1, 2002 and December 31, 2002.

        Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company.

        The Company's management has determined that no impairment indicators were present during the quarter ended April 1, 2003, and accordingly no interim tests for impairment of goodwill, trademarks or intangibles were performed.

        In 2002 and forward, goodwill and indefinite-lived trademarks are not amortized in accordance with SFAS 142 and other intangibles are being amortized on a straight-line basis consistent with the associated estimated future cash flows.

	Unaudited April 1, 2003	December 31, 2002
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks	$70,746	$70,746
Amortizing intangibles (5 year lives):
Trade Secrets	5,385	5,385
Patents-manufacturing process	33,741	33,741

	39,126	39,126
Less accumulated amortization	(13,694)	(11,738)

Total amortizing intangibles	25,432	27,388

Total intangibles	$96,178	$98,134

6.    Accrued Expenses

        Accrued expenses consist of the following:

	Unaudited April 1, 2003	December 31, 2002
	(amounts in thousands)
Accrued payroll and related	$14,678	$13,949
Accrued reorganization	2,492	2,768
Accrued taxes	1,763	2,310
Accrued interest	4,887	4,342
Accrued utilities	1,182	1,789
Gift certificates liability	1,379	1,115
Other	6,518	4,715

	$32,899	$30,988

7.    Debt and Equity Instruments:

        The major components of the Company's short-term and long-term debt are included in the accompanying balance sheet as follows:

	Unaudited April 1, 2003	December 31, 2002
	(amounts in thousands)
Greenlight obligation	$10,000	$10,000
Bridge Loan	4,670	4,443
$140 Million Facility	138,513	138,084
BET Revolver	7,500	6,000
All other debt	2,907	3,356

	163,590	161,883
Less current portion	(153,460)	(150,872)

Long-term debt	$10,130	$11,011

        The components of Series F Preferred Stock, Greenlight obligation, the $35 million assets-backed loan to the Company's non-restricted subsidiary, New World EnbcDeb Corp. (the "Bridge Loan"), and $140 Million Facility are included in the accompanying balance sheets as follows:

Series F Preferred Stock	Unaudited April 1, 2003	December 31, 2002
	(amounts in thousands)
Proceeds from issuance of Series F preferred stock, $16,398 of which was the value of the Series D conversion	$66,398	$66,398
Discount attributable to fees and commissions	(3,254)	(3,254)
Discount attributable to initial and future warrants	(33,027)	(33,027)
Accreted PIK preferred stock	27,980	23,330
Extinguishment of discount	8,271	8,271
Effective dividend amortization of discount	23,166	23,214

	$89,534	$84,932

Greenlight Obligation	Unaudited April 1, 2003	December 31, 2002
	(amounts in thousands)
Proceeds from issuance of Greenlight obligation	$10,000	$10,000
Discount attributable to initial and future warrants	(4,316)	(4,316)
Extinguishment of discount	4,195	4,195
Effective interest amortization of discount	121	121

	$10,000	$10,000

Bridge Loan	Unaudited April 1, 2003	December 31, 2002
	(amounts in thousands)
Original face value of Bridge Loan	$35,000	$35,000
Issuance discount from face value	(1,750)	(1,750)
Discount attributable to future warrants	(5,365)	(5,365)
Accreted PIK interest	6,380	6,153
Effective interest amortization of discount	7,116	7,116
Reductions in Principal	(36,711)	(36,711)

	$4,670	$4,443

$140 Million Facility	Unaudited April 1, 2003	December 31, 2002
	(amounts in thousands)
Original face value of $140 Million Facility	$140,000	$140,000
Issuance discount from face value	(11,550)	(11,550)
Discount attributable to initial and future warrants	(17,312)	(17,312)
Effective interest amortization of discount	27,375	26,946

	$138,513	$138,084

        On May 30, 2002, the Company entered into a Loan and Security Agreement with one of the Company's principal stockholders, BET Associates, L.P. ("BET"), which provides for a $7,500,000 revolving loan facility. The facility is secured by substantially all of the Company's assets. At the time the Company entered into this facility, the Company terminated its prior revolving loan facility. Borrowings under the facility bore interest at the rate of 11% per annum until February 2003. The facility originally expired on March 31, 2003. In February of 2003, the Company extended the maturity of the revolving loan facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13%.

8.    Contingencies

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

        On March 31, 2003, Jerold E. Novack, the former Chief Financial Officer, Secretary, and shareholder of the Company, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, Chairman and Chief Executive Officer of the Company, and William J. Nimmo, a member of the Board of Directors. The complaint purports to state claims for breach of plaintiff's employment contract with the Company, breach of the Company's fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff "for cause" was invalid. As a basis for his purported claims, the plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement. Furthermore, the plaintiff asserts that he was defamed by certain of defendants' public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act. The Company intends to vigorously oppose the plaintiff's purported claims. The Company was served with the complaint on May 2, 2003 and has not yet answered or otherwise responded to it.

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

        Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, "Special Situations"), holders of Series F preferred stock, had notified the Company that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the stock. Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim. Special Situations alleged various contractual and tort claims against the Company, as well as Ramin Kamfar, the former Chairman of the Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (collectively, "Greenlight"), another holder of the Series F preferred stock. Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock. Prior to responding to Special Situations' complaint, the Company and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which the Company agreed to settle Special Situations' claims against the Company and its present and former officers, directors, agents and other representatives, and Special Situations agreed to release those entities and individuals, in exchange for payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

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

9. Derivative Instruments

        Effective January 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, the Company issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events (contingently-issuable warrants). In June 2001, certain of the Series F preferred stock holders agreed not to exercise their warrants if, in doing so, the authorized number of shares remaining after exercise by the holders of the Series F preferred stock was not sufficient to permit warrants associated with the $140 Million Facility to be exercised. The Company determined the contingently-issuable warrants cannot be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and accordingly have classified those warrants as a liability in the balance sheet. To the extent that the number of freestanding warrants and the maximum number of additional warrants that could potentially be issued in the future exceed the maximum number of authorized shares (the Share Cap) at the time the debt or preferred stock instrument is issued, the Company determines the classification of, and accounting for, the freestanding and additional warrants as follows: (1) freestanding warrants (those that are immediately exercisable) are considered first for equity treatment, to the extent of the maximum number of authorized shares; (2) among various outstanding instruments, those with the earlier issuance dates are considered first for equity treatment; and (3) contractual priorities are considered where applicable.

        Issued $0.01 warrants classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying Common Stock. As of April 1, 2003 and December 31, 2002, there were no issued warrants classified as liabilities. Contingently-issuable $0.01 warrants classified as liabilities are also recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance, the Company's assessments of the probability of refinancing its debt, and other pertinent factors. Changes in the fair value of derivative liabilities are recorded within the statement of operations. If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification the liability is adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value, with the change recorded in additional paid-in capital.

10. Additional Paid-In Capital

        Additional paid-in capital increased from $86.6 million as of December 31, 2002, to $87 million as of April 1, 2003 due to the issuance of additional warrants under the terms of the Series F preferred stock and the $140 Million Facility agreements, that had previously been classified as derivative liabilities in accordance with the policy outlined in Note 9.

11. Reorganization and Integration

        The following table displays the activity for the quarter ended April 1, 2003 and April 2, 2002, respectively and balances of the restructuring accrual accounts.

2002 Restructuring Accrual
(amounts in thousands)

2003 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period
Quarter ended April 1, 2003	$1,704	—	(191)	—	$1,513

2001 Restructuring Accrual
(amounts in thousands)

2003 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period
Quarter ended April 1, 2003	$1,064	—	(85)	—	$979

2001 Restructuring Accrual
(amounts in thousands)

2002 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period
Quarter ended April 2, 2002	$2,936	—	(220)	104	$2,820

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q under Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition and business. The words estimate, plan, intend, believe, expect and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve and are subject to known and unknown risks, uncertainties and other factors, which could cause the Company's actual results, performance and achievements to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: success of the integration of New World and acquired businesses; success of cost-saving strategies; competition; success of operating, franchising and licensing initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company's Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States. With 741 locations in 32 states, the Company operates and licenses locations primarily under the Einstein Bros. and Noah's brand names and franchise locations primarily under the Manhattan and Chesapeake brand names. The Company's locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offer a cafe experience with a neighborhood emphasis. As of April 1, 2003, the Company's retail system consisted of 463 company-operated locations and 251 franchised and 27 licensed locations. The Company also operates dough production and coffee roasting facilities.

        On June 19, 2001, the Company purchased (the "Einstein Acquisition") substantially all of the assets of Einstein. Einstein was the largest bagel bakery chain in the United States, with 458 stores, nearly all of which were company-operated. The Einstein Acquisition was made pursuant to an asset purchase agreement entered into by us as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001, in the Einstein bankruptcy case. The purchase price was $160 million in cash plus the assumption of certain liabilities, subject to adjustment in the event that Assumed Current Liabilities (as defined under the asset purchase agreement) exceed $30 million. The acquisition was accounted for using the purchase method of accounting.

        In January and March 2001, the Company issued Series F preferred stock and warrants to purchase its Common Stock and equity in a newly formed affiliate, Greenlight New World, L.L.C. ("GNW"). The aggregate net proceeds of those financings of approximately $23.7 million were used to purchase Einstein bonds and pay related costs. In June 2001, the Company issued additional Series F preferred stock and warrants to purchase its Common Stock for aggregate net proceeds of $22.7 million, which were used to fund a portion of the purchase price of the Einstein Acquisition. In January 2001, the Company entered into a Bond Purchase Agreement with Greenlight. Pursuant to the agreement, Greenlight formed a limited liability company and contributed $10.0 million to be utilized for the purchase of Einstein bonds. The Company consolidated the limited liability company as debt given the terms of the agreement. In June 2001, the Company issued $140 million of Senior Increasing Rate Notes due 2003 (the "$140 Million Facility") and warrants to purchase its Common Stock. The net proceeds of approximately $122.4 million were used to fund a portion of the purchase price of the Einstein Acquisition, to repay then-outstanding bank debt and for general working capital purposes. Also in June 2001, the Company obtained a $35 million asset-backed loan to a non-restricted subsidiary, New World EnbcDeb Corp. ("EnbcDeb Corp."), for net proceeds of $32.2 million, which were used to fund a portion of the purchase price of the Einstein Acquisition.

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

Deferred Tax Assets

        The Company has recorded a full valuation allowance to eliminate its deferred tax assets related to net operating loss carryforwards and other deductible temporary differences. The Company limited the amount of tax benefits recognizable based on an evaluation of the benefits that are expected to be ultimately realized. An adjustment to income could be required if the Company determined it could realize these deferred tax assets in excess of the net recorded amount.

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

        In conducting its impairment analyses, the Company utilized independent valuation experts to perform the analyses and tests of the Company's indefinite lived assets with respect to its reporting units. The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates growth projections and other assumptions of future business conditions. The assumptions employed were based on management's judgment using internal and external data. The Company also utilized independent valuation experts to assist it in determining useful lives for its intangibles other than goodwill including the assessment that its Einstein trademarks have indefinite useful lives. Its determination that this trademark, as well as its other trademarks have indefinite useful lives, is based on the fact that there are no legal, regulatory, competitive or other factors, which limit their useful lives.

        The Company's management has determined that no impairment indicators were present during the quarter ended April 1, 2003, and accordingly no interim tests for impairment of goodwill, trademarks or intangibles were performed.

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

See Note 9—Derivative Instruments

Interest and Dividends

        Interest expense and dividends on the $140 Million Facility and Series F preferred stock, respectively, is determined, in part, by assumptions related to expected maturity of such instruments. These assumptions are reviewed and adjusted as the Company's circumstances change.

Fiscal Quarter Ended April 1, 2003 Compared to Fiscal Quarter Ended April 2, 2002

Revenues

        Total revenues decreased 2.5% to $95.2 million for the first three months of fiscal 2003 from $97.6 million for the first three months of fiscal 2002. The overall $2.4 million decrease in revenues consists of decreases of approximately $1.7 million in retail (i.e., company-operated store sales) and $0.7 million manufacturing sales (i.e., food and beverage sales to third-party customers, franchisees and licensees), respectively. The retail sales decline was primarily due to the closing of 22 company-owned

New World stores in fiscal 2002 and a 0.8% comparable store sales decrease at Einstein Bros. and Noah's company-owned units for the first three months of fiscal 2003.

Costs and Expenses

        Cost of sales decreased 0.8% to $79.0 million for the first three months of fiscal 2003 from $79.7 million for the first three months of fiscal 2002. The overall $0.7 million decrease was primarily comprised of a $0.2 million and a $0.4 million decrease in retail-related and manufacturing-related costs, respectively. The overall decrease was primarily due to the closing of 22 company-operated New World stores in fiscal 2002 and the overall decrease in the New World franchise store base between the beginning of fiscal 2002 and the end of the first quarter of fiscal 2003, partially offset by higher costs related to Einstein Bros. and Noah's retail operations. Cost of sales, expressed as a percentage of the related retail and manufacturing sales, increased to 84.2% for the first three months of fiscal 2003 from 82.7% for the first three months of fiscal 2002. The percentage increase was primarily attributable to higher labor and utility expenses partially due to unseasonable weather in the first three months of fiscal 2003 as well as a decline in operating leverage due to the sales decrease.

        General and administrative expenses decreased 30.8% to $9.2 million for the first three months of fiscal 2003 from $13.3 million for the first three months of fiscal 2002. The $4.1 million decrease in general and administrative expenses was primarily attributable to prior year unauthorized bonus payments, prior year internal investigation costs and infrastructure consolidation. As a percentage of total revenues, general and administrative expenses decreased to 9.7% in the first three months of fiscal 2003 from 13.6% in the first three months of fiscal 2002.

        Depreciation and amortization expenses increased by $1.1 million to $7.2 million for the first three months of fiscal 2003 from $6.1 million for the first three months of fiscal 2002. The increase was primarily attributable to depreciation related to additions of equipment throughout fiscal 2002 and into 2003.

        Operating loss decreased $1.3 million to a $0.2 million loss for the first three months of fiscal 2003 from a $1.5 million loss for the first three months of fiscal 2002. The decrease was primarily due to the decrease in general and administrative expenses and cost of sales, partially offset by the revenue decline and the increase in depreciation and amortization expenses, discussed above.

        Interest expense, net for the fiscal quarter ended April 1, 2003 decreased to $8.3 million from $12.3 million for the comparable 2002 period. The decrease was primarily the result of assumptions regarding the expected maturity of the $140 Million Facility. The Company anticipated a refinancing would occur during 2002, which compressed the time period over which the related effective interest was recognized.

        The cumulative change in the fair value of derivatives was a $0.6 million gain for the quarter ended April 1, 2003 compared to a $13.6 million expense for the quarter ended April 2, 2002. The change is due to the change in the fair value of warrants classified as a derivative liability based on the underlying fair value of Common Stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.

        Provision for income taxes was $0.1 million for the fiscal quarter ended April 1, 2003 compared to no provision for the comparable 2002 period. The 2003 provision reflects the Company's current tax position.

        Net loss for the fiscal quarter ended April 1, 2003 was $7.7 million compared to a net loss of $27.4 million for the comparable 2002 period. The decrease in net loss is primarily the result of the cumulative change in the fair value of derivatives, as discussed above, as well as lower interest expense incurred in the fiscal quarter 2003.

Liquidity and Capital Resources

        At April 1, 2003, the Company had a working capital deficit of $168.9 million compared to a working capital deficit at December 31, 2002 of $164.8 million. The working capital deficit is due primarily to the classification of the $140 Million Facility as a current liability. The $140 Million Facility matures on June 15, 2003. The Indenture to the $140 Million Facility contains certain restrictive covenants, including certain financial covenants that are required to be measured on an annual basis, such as minimum consolidated cash flow and capital expenditures, each defined in the Indenture. The Company has violated certain of these covenants, which could trigger an event of default if the Company was to receive a written notice of default from the trustee or holders that was not cured in 30 days. The Company has not obtained waivers from the trustee or holders.

        The increase in the working capital deficit of $4.1 million is primarily due to cash used in operating activities and the increase in certain current liabilities, which includes a reclass of a portion of long term debt to short term during the quarter ended April 1, 2003.

        The Company had net cash used in operating activities of $3.4 million for the fiscal quarter ended April 1, 2003 compared with net cash used in operating activities of $11.0 million for the fiscal quarter ended April 2, 2002. The decrease in cash used in operating activities was attributable to changes in operating assets and liabilities, primarily due to a shift in average days payable related to the termination of a major vendor distribution agreement.

        The Company had net cash used in investing activities of $2.1 million for the fiscal quarter ended April 1, 2003 compared with net cash provided by investing activities of $0.7 million for the fiscal quarter ended April 2, 2002. The cash used in investing activities represented the purchase of property, plant and equipment.

        The Company had $1.1 million net cash provided by financing activities for the fiscal quarter ended April 1, 2003 compared with net cash used in financing activities of $0.3 million for the fiscal quarter ended April 2, 2002. The cash provided by financing activities was due to a draw on its revolving loan facility.

        On May 30, 2002, the Company entered into a Loan and Security Agreement with BET, one of the Company's principal stockholders, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of the Company's assets. Borrowings under the facility bear interest at the rate of 11.0% per annum. The facility was to expire on March 31, 2003. In February 2003, the Company and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13.0% per annum. BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003.

        On June 19, 2001, the Company consummated a private placement of 140,000 units consisting of $140.0 million of Senior Increasing Rate Notes due 2003 with detachable warrants for the purchase of 13.7 million shares of the Company's Common Stock, exercisable at $0.01 per share (the "$140 Million Facility"). The proceeds, net of discount and related offering expenses, were $122.4 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition, to repay the Company's then-existing bank debt and for general working capital purposes. The $140 Million Facility initially bore interest at 13.0% per annum increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum of 18.0%. In addition, since the Company has not completed a registered exchange offer for the $140 Million Facility, the Company began paying additional interest on the $140 Million Facility on November 17, 2001 at the rate of 0.25% per annum increasing by 0.25% each 90 days that such default continues up to a maximum rate of additional interest of 1.0% per annum. As of April 1, 2003, the $140 Million Facility bore interest at a rate of 19.0%.

        On June 19, 2001, the Company obtained a $35.0 million asset-backed secured loan to its wholly owned non-restricted subsidiary, EnbcDeb Corp. The proceeds, net of discount and related offering expenses, were $32.2 million. The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition. The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the "EnbcDeb Notes"), is secured by Einstein bonds owned by EnbcDeb Corp. The EnbcDeb Notes matured on June 15, 2002. Because EnbcDeb Corp. is a non-restricted subsidiary, a default on the EnbcDeb Notes does not result in a default under the Notes or the Company's revolving loan facility. Interest on the EnbcDeb Notes initially accrues at the rate of 14.0% per annum, increasing by 0.35% on the fifteenth day of each month following issuance, plus 2.0% per annum penalty on overdue amounts. As previously mentioned, since the EnbcDeb Notes matured on June 15, 2002, the additional 2.0% penalty is effective as a result of the default. Interest is payable on the fifteenth day of every month and may be paid in kind at the Company's option. As of April 1, 2003, the EnbcDeb Notes had a carrying value of $4.7 million and bore interest at 23.0%. The Company must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes. To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will have the option to require the Company to issue them preferred stock having a redemption value equal to the deficiency. If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17.0% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 5% of its fully diluted Common Stock. If the amount of the deficiency is $5.0 million or greater, then the preferred stock will be entitled to an annual cash dividend equal to 18.0% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 10% of its fully diluted Common Stock. The Company has classified these contingently issued warrants as a derivative liability within its consolidated balance sheet.

        On January 17, 2001, the Company entered into a Bond Purchase Agreement with Greenlight. Pursuant to the agreement, Greenlight formed a limited liability company, Greenlight New World, L.L.C. ("GNW"), and contributed $10 million to GNW to purchase Einstein bonds. The Company is the exclusive manager of GNW. The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). As of April 1, 2003 the interest rate was 19%. In connection with the agreement, the Company issued Greenlight warrants to purchase an aggregate of 4,242,056 shares of its Common Stock at $0.01 per share. On June 19, 2001, GNW, Greenlight, and the Company entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes. The Company is required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes. To the extent that there are any excess proceeds, the Company is required to pay them to Greenlight. If Greenlight does not receive a return equal to its Guaranteed Return, the Company is obligated to issue Greenlight Series F preferred stock with a face amount equal to the deficiency and warrant coverage equal to 1.125% of its fully diluted Common Stock for each $1 million of deficiency. The Company has classified these contingently issuable warrants as a derivative liability within its consolidated balance sheet.

        The Company plans to satisfy its capital requirements for the balance of fiscal 2003 through cash flow from operations and borrowings under its revolving loan facility. However, the $140 Million Facility and the revolving loan facility mature in June 2003. The Company has engaged an investment bank to assist in developing alternatives to rationalize its capital structure. The Company is actively pursuing options to effect the refinancing of the $140 Million Facility on or before its maturity.

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

        The Securities and Exchange Commission has initiated an investigation relating to the reasons for the Company's delay in filing its Form 10-K for fiscal 2001 and the resignation of the Company's former Chairman, R. Ramin Kamfar, and the termination for cause of its former Chief Financial Officer, Jerold E. Novack. The Company is cooperating fully with the Commission's investigation. The Company is also cooperating fully with a Department of Justice inquiry relating to the above-referenced issues. Given the early stage of these matters, the Company cannot predict the outcome, and it cannot assure you that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on its business, prospects and financial condition.

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

        The Company currently purchases its raw materials from various suppliers. Though to date the Company has not experienced any difficulties with its suppliers, the Company's reliance on its suppliers subjects the Company to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply of or degradation in the quality of the raw materials provided by the Company's suppliers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on the Company's efforts to develop a strong brand identity and a loyal consumer base.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Through April 1, 2003, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

        Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.

        Our debt at April 1, 2003 is principally comprised of the Senior Increasing Rate Notes due 2003, the revolving loan facility and the EnbcDeb Notes. A 100 basis point increase in market interest rates would have no effect on our borrowing costs, as interest is paid at rates defined under the respective agreements. However, an increase in prevailing market interest rates could negatively affect the market value of our Senior Increasing Rate Notes due 2003.

Item 4. Controls and Procedures

        In the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer (who also serves as the Company's principal financial officer) evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is made known to the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer completed his evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective action with regard thereto.

PART II—OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.
APRIL 1, 2002

Item 1.	Legal Proceedings.

On March 31, 2003, Jerold E. Novack, the former Chief Financial Officer, Secretary, and shareholder of the Company, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, Chairman and Chief Executive Officer of the Company, and William J. Nimmo, a member of the Board of Directors. The complaint purports to state claims for breach of plaintiff's employment contract with the Company, breach of the Company's fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff "for cause" was invalid. As a basis for his purported claims, the plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement. Furthermore, the plaintiff asserts that he was defamed by certain of defendants' public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act. The Company intends to vigorously oppose the plaintiff's purported claims. The Company was served with the complaint on May 2, 2003 and has not yet answered or otherwise responded to it.

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
Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable

Item 5.	Other Information.
Not applicable
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits

99.1 Certification of Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002, with respect to the Company's quarterly report on Form 10-Q for the quarter ended April 1, 2003.
(b) Reports on Form 8-K filed during the quarter ended April 1, 2003
None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
Date: May 16, 2003	By:	/s/ ANTHONY D. WEDO Anthony D. Wedo Chairman and Chief Executive Officer

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

Dated: May 16, 2003	/s/ ANTHONY D. WEDO Anthony D. Wedo Chairman and Chief Executive Officer and Principal Accounting Officer

QuickLinks

NEW WORLD RESTAURANT GROUP, INC.
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED BALANCE SHEETS AS OF APRIL 1, 2003 AND DECEMBER 31, 2002 (in thousands, except share information)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FIRST QUARTER ENDED APRIL 1, 2003 AND APRIL 2, 2002 (UNAUDITED) (in thousands, except earnings per share and related share information)
NEW WORLD RESTAURANT GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FIRST QUARTER ENDED APRIL 1, 2003 AND APRIL 2, 2002 (UNAUDITED) (in thousands)
NEW WORLD RESTAURANT GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)
2002 Restructuring Accrual (amounts in thousands)
2001 Restructuring Accrual (amounts in thousands)
2001 Restructuring Accrual (amounts in thousands)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION NEW WORLD RESTAURANT GROUP, INC. APRIL 1, 2002
Signatures
Certifications