Form 10-K/A
period 2002-12-31
NEW WORLD RESTAURANT GROUP INC
filed 2003-08-12
CIK 949373

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Amendment to the Annual Report on Form 10-K of New World Restaurant Group, Inc. is being filed to provide selected historical income statement data and balance sheet data as of and for the fiscal years ended December 27, 1998 and December 26, 1999. As indicated in our original Annual Report on Form 10-K (the "Original Filing"), we had determined not to include this information in the Original Filing, pending a review of such data. Now that such review has been completed, we are amending the Original Filing to include the aforementioned selected financial data.

        Subsequent to the Original Filing, the Company completed a $160 million senior secured note offering and, therefore, added this information to Note 19 to its financial statements. Accordingly, the Company's independent certified public accountants, Grant Thornton LLP, modified their audit report to reflect this event. These changes are also included in this amendment to the Original Filing.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial and operating data on a consolidated basis at December 27, 1998, December 26, 1999, December 31, 2000, January 1, 2002 and December 31, 2002 and for the fiscal years then ended. The income statement data and the balance sheet data as of and for the fiscal years ended December 27, 1998 and December 26, 1999 are derived from our unaudited consolidated financial statements, which are not included in this Form 10-K. As discussed in Note 3, as a result of a review of our historical financial information, certain adjustments have been made to the previously reported financial information for the 1998 and 1999 fiscal years. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Fiscal Year Ended
	December 27, 1998	December 26, 1999	December 31, 2002	As Restated January 1, 2002	As Restated December 31, 2000
	(Dollars in thousands)
Income Statement Data:
Revenues	$17,283	$39,925	$398,650	$234,175	$43,078
Cost of sales	12,464	27,948	321,506	189,403	30,138
General and administrative expenses	3,462	6,238	42,640	28,647	12,733
Depreciation and amortization	1,464	1,704	30,626	15,207	2,254
Provision for integration and reorganization costs	2,224	—	4,194	4,432	—
Impairment charge in connection with realization of assets	4,235	—	—	3,259	1,076

Operating loss	(6,566)	4,035	(316)	(6,773)	(3,123)
Interest expense(1)	(926)	(1,636)	(42,883)	(47,104)	(2,076)
Cumulative change in the fair value of derivatives	—	—	233	57,680	—
Loss from extinguishment of Greenlight obligation	—	—	—	(16,641)	—
Other income (expense)	—	—	2,859	110	(339)
Permanent impairment in the value of investment in debt securities	—	—	—	(5,805)	—

Loss before income taxes	(7,492)	2,399	(40,107)	(18,533)	(5,538)
Provision for income taxes	—	—	(366)	(167)	—
Extraordinary gain from early debt retirement	—	240	—	—	—

Net loss	(7,492)	2,639	(40,473)	(18,700)	(5,538)
Dividends and accretion on preferred stock	—	—	(27,594)	(58,520)	(2,373)

Net loss available to common stockholders	$(7,492)	$2,639	$(68,067)	$(77,220)	$(7,911)

Net loss per share—basic and diluted(2)	$(1.09)	$0.26	$(0.80)	$(2.09)	$(0.63)

Other Financial Data:
Depreciation and amortization	$1,464	$1,704	$30,626	$15,207	$2,254
Capital expenditures	—	—	5,172	3,757	335
Balance Sheet Data (at end of period):
Cash and cash equivalents	5,270	2,880	$10,705	$15,478	$2,271
Property, plant and equipment, net	6,890	7,322	81,254	101,117	6,502
Total assets	35,250	39,275	210,648	283,256	49,220
Short-term debt and current portion of long-term debt	1,634	2,841	150,872	168,394	16,240
Long-term debt	13,531	15,557	11,011	12,119	1,873
Total shareholders' equity (deficit)	8,943	12,587	(88,672)	(27,043)	10,967

(1)
Interest expense is comprised of interest paid or payable in cash and noncash interest expense resulting from the amortization of debt discount, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings.

(2)
The net (loss) earnings per share data are presented as basic earnings per share. Basic earnings per share and diluted earnings per share are the same for all periods presented except the 1999 Fiscal Year. For the 1999 Fiscal Year, basic earnings per share was $0.26 and diluted earnings per share was $0.25.

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

        We have recorded a loss from operations for the fiscal years ending December 31, 2002, January 1, 2002 and December 31, 2000 of approximately $300,000, $6.8 million and $3.1 million, respectively. We have also recorded net cash flow used in operating activities of approximately $6.7 million in 2002 as a result of the operating loss as well as working capital contraction related primarily to shorter payment terms associated with our new distribution contracts. We have initiated cost reduction programs that stem primarily from the integration of Einstein, including supply chain efficiencies and reductions in overhead as a result of the elimination of duplicative functions and the streamlining of various functional areas. While most of these initiatives commenced in fiscal 2002, the full year effect is not expected to be realized until 2003 and beyond. In addition, we incurred substantial expenses in 2002 related to (1) the payment of unauthorized bonuses to certain members of former management, as well as the internal investigation that ensued, and (2) legal and advisory fees related to various efforts to refinance the Notes and our revolving line of credit, which are not anticipated to recur at similar levels in 2003. Although there is no assurance that funding will be available to refinance or retire the Notes on satisfactory terms and conditions, or at all, we believe that our current business plan, if successfully funded, will improve our operating results and cash flow in the future.

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

PART IV

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

(c)
Exhibits
3.1	Articles of incorporation(1)
3.2	Restated Certificate of Incorporation(6)
3.3	By-laws(2)
3.4	Amendments to By-laws(8)
4.1	Specimen Common Stock Certificate of Registrant(2)
4.2	Form of Representatives' Warrant Agreement, including Form of Representatives Warrant(2)
4.3	Certificate of Designation of Series B Preferred Stock(3)
4.4	Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on January 18, 2001(8)
4.5	Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State on March 29, 2001(9)
4.6	Amended Certificate of Designation, Preferences and Rights of Series F Preferred Stock as filed with the Delaware Secretary of State June 19, 2001(11)
10.1	1994 Stock Plan(2)
10.2	Investor Rights Agreement(2)
10.3	Directors' Option Plan(2)
10.4	Form of Franchise Agreement(4)
10.5	Form of Store Franchise Sale Agreement(4)
10.6	Manhattan Bagel Company, Inc.—DIP Amended Acquisition Agreement and Exhibits(5)
10.7	Manhattan Bagel Company, Inc.—Debtor in Possession First Amended Joint Plan of Reorganization(5)
10.8	Manhattan Bagel Company, Inc.—Debtor in Possession Confirmation Order(5)
10.9	Amended and Restated Employment Agreement with Anthony D. Wedo(14)
10.10	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of June 7, 1999(7)
10.11	Series F Preferred Stock and Warrant Purchase Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(8)
10.12	Form of Note issuable to Halpern Denny, BET and Brookwood(8)
10.13	Form of Common Stock Purchase Warrant issued to Halpern Denny, BET and Brookwood(8)
10.14	Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(8)

10.15	Stockholders Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(8)
10.16	Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood(8)
10.17	Bond Purchase Agreement dated as of January 17, 2001, by and among the Company, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd.(8)
10.18	Form of Certificate of Designation, Preferences and Rights of Series E Preferred Stock(8)
10.19	Form of Common Stock Purchase Warrant issued to the Greenlight Entities(8)
10.20	Registration Rights Agreement dated as of January 17, 2001, by and among the Company, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd.(8)
10.21	Second Series F Preferred Stock and Warrant Purchase Agreement dated as of March 29, 2001, by and between the Company and Halpern Denny(9)
10.22	Form of Common Stock Purchase Warrant issued to Halpern Denny(9)
10.23	Form of Note issuable to Halpern Denny, BET and Brookwood(9)
10.24	Amendment No. 1 to Exchange Agreement dated as of January 18, 2001, by and among the Company, BET and Brookwood(9)
10.25	Amendment No. 1 to Series F Preferred Stock and Warrant Purchase Agreement dated as of January 18, 2001, by and between the Company and Halpern Denny(9)
10.26	Amendment No. 1 to Stockholders Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(9)
10.27	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(9)
10.28	Series F Preferred Stock Purchase Agreement dated June 7, 2001 by and between the Company and Halpern Denny(10)
10.29	Third Series F Preferred Stock and Warrant Purchase Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, Greenlight Capital and Special Situations(10)
10.30	Amendment No. 2 to Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood(10)
10.31	Amendment No. 2 to Stockholders Agreement dated June 19, 2001, by and between the Company, Halpern Denny, BET and Brookwood(10)
10.32	Letter Agreement dated as of June 19, 2001, by and between the Company, BET, Brookwood and Halpern Denny(13)
10.33	Amendment No. 1 to First Series F Preferred Stock Purchase Agreement dated as of June 19, 2001 by and among the Company, Halpern Denny, BET and Brookwood(10)
10.34	Form of Note issuable to Halpern Denny, Greenlight Capital, BET, Brookwood and Special Situations(10)
10.35	Form of Common Stock Purchase Warrant issued to Halpern Denny, Greenlight Capital and Special Situations(10)
10.36	Indenture Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company and United States Trust Company of New York(10)
10.37	Purchase Agreement dated as of June 19, 2001, by and between the Company and Jefferies & Co.(10)
10.39	Pledge and Security Agreement dated as of June 19, 2001, by and among the Company, certain subsidiaries of the Company and United States Trust Company of New York(10)
10.39	Warrant Agreement dated as of June 19, 2001, by and among the Company, Jefferies & Co. and United States Trust Company of New York(10)
10.40	Registration Rights Agreement dated as of June 19, 2001, by and between the Company and Jefferies & Co.(10)

10.41	Note Purchase and Security Agreement dated as of June 19, 2001, by and among the Company, New World EnbcDeb Corp. and Jefferies & Co.(10)
10.42	Form of Note issuable under the Note Purchase and Security Agreement(10)
10.43	Account Control Agreement dated as of June 19, 2001, by and between the Company, New World EnbcDeb Corp. and Jefferies & Co.(10)
10.44	Asset Purchase Agreement dated as of June 1, 2001, by and between Einstein Acquisition Corp., GNW, ENBC and ENBP(10)
10.45	Transition Services Agreement dated as of June 19, 2001, by and between Einstein Acquisition Corp. and ENBC and ENBP(10)
10.46	Order of the United States Bankruptcy Court for the District of Arizona dated June 1, 2001 approving the Asset Purchase Agreement(10)
10.47	Letter Agreement dated as of June 19, 2001, among the Company, GNW and Greenlight Capital(11)
10.48	Loan and Security Agreement dated as of May 30, 2002 between BET and the Company(11)
10.49	Amendment No. 1 to the Loan and Security Agreement dated as of July 18, 2002 between BET and the Company(13)
10.50	Amendment No. 2 to the Loan and Security Agreement dated as of July 31, 2002 between BET and the Company(13)
10.51	Amendment No. 3 to the Loan and Security Agreement dated as of February 1, 2003 between BET and the Company(13)
10.52	Letter Agreement dated as of October 10, 2002, by and among the Company, BET, Brookwood and Halpern Denny(13)
21.1	List of Subsidiaries(13)
23.1	Consent of Grant Thornton*
99.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002*

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

(13)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed on May 14, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
By:	/s/ Anthony D. Wedo Anthony D. Wedo Chief Executive Officer

Dated: August 12, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony D. Wedo Anthony D. Wedo	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	August 12, 2003
/s/ Josh Clark Josh Clark	Director	August 12, 2003
/s/ Leonard Tannenbaum Leonard Tannenbaum	Director	August 12, 2003

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

/s/ Grant Thornton LLP

Denver, Colorado
March 26, 2003 (except for Note 19, as to which the date is July 8, 2003)

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

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002, JANUARY 1, 2002 AND DECEMBER 31, 2000
(in thousands, except share and per share information)

	Series C Preferred Stock						Accumulated Other Comprehensive Income (Loss)
			Common Stock
					Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 26, 1999 (Restated)	$—	$—	11,313,508	$11	$34,707	$(22,132)	$—	$12,586
Net loss						(5,538)		(5,538)
Net unrealized loss on available-for-sale securities							(4,742)	(4,742)

Comprehensive loss								(10,280)

Issuance of common stock, net of offering expenses			1,398,360	2	2,692			2,694
Private placement of securities consisting of Common and Series C preferred stock, net of offering expenses	444,190	444	1,360,390	1	4,765			5,210
Conversion of Series C preferred stock	(444,190)	(444)	1,332,570	1				(443)
Issuance of warrants in connection with issuance of Series D preferred stock					3,573			3,573
Dividends and accretion						(2,373)		(2,373)

Balance, December 31, 2000 (Restated)	$—	$—	15,404,828	$15	$45,737	$(30,043)	$(4,742)	$10,967

Net loss						(18,700)		(18,700)
Net unrealized gain on available-for-sale securities							4,742	4,742

Comprehensive loss								(13,958)

Issuance of common stock			2,076,566	2	2,634			2,636
Issuance of warrants in connection with Series F preferred stock					14,376			14,376
Issuance of warrants in connection with Senior Notes					16,605			16,605
Issuance of warrants in connection with Greenlight obligation					3,022			3,022
Net change due to classification of derivative instruments from permanent equity to liabilities					(2,171)			(2,171)
Dividends and accretion on preferred stock						(58,520)		(58,520)

Balance, January 1, 2002 (Restated)	—	$—	17,481,394	$17	$80,203	$(107,263)	$—	$(27,043)

Net loss						(40,473)		(40,473)

Comprehensive loss								(40,473)

Issuance of common stock			33,535,463	34	83			117
Issuance of warrants in connection with Series F preferred stock—reclassification from derivative liability					5,524			5,524
Issuance of warrants in connection with Senior Notes—reclassification from derivative liability					797			797
Dividends and accretion on preferred stock						(27,594)		(27,594)

Balance, December 31, 2002	—	$—	51,016,857	$51	$86,607	$(175,330)	$—	$(88,672)

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

        Special Situations, holders of Series F preferred stock, had notified the Company that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the stock. Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim. Special Situations alleged various contractual and tort claims against the Company, as well as Ramin Kamfar, the former Chairman of the Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight Capital, another holder of the Series F preferred stock. Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock. These claims are still pending.

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

19. $160,000,000 Note Offering

        On June 27, 2003, the Company entered into an agreement with Jefferies & Company, Inc. (Initial Purchaser) whereby the Company agreed to issue, and the Initial Purchaser agreed to purchase, $160,000,000 aggregate principal amount of notes. The notes bear interest at 13% and are due in July 2008. The closing date for the transaction was July 8, 2003. The Company used the net proceeds of the offering, among other things, to refinance the $140.0 Million Facility.

20. Subsequent Events (unaudited)

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

        Special Situations, holders of Series F preferred stock, had notified the Company that they believed that material misrepresentations were made to them in connection with their purchase of the stock and filed a complaint in the United States District Court for the Southern District seeking damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock. Prior to responding to Special Situations' complaint, the Company and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which the Company agreed to settle Special Situations' claims against the Company and its present and former officers, directors, agents and other representatives, and Special Situations agreed to release those entities and individuals, in exchange for payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

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

EXPLANATORY NOTE
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
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN FISCAL 2002
FISCAL YEAR END OPTION VALUES
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
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