Form 10-Q
period 2003-07-01
NEW WORLD RESTAURANT GROUP INC
filed 2003-08-18
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2003

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

(303) 568-8000
(Registrant’s telephone number, including area code)

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

As of July 31, 2003, 51,016,857 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEW WORLD RESTAURANT GROUP, INC.

July 1, 2003

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 1, 2003 and December 31, 2002	3

	Consolidated Statements of Operations for the three-months and six-months ended July 1, 2003 and July 2, 2002	4

	Consolidated Statements of Cash Flows for the six-months ended July 1, 2003 and July 2, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-months and six-months ended July 1, 2003 and July 2, 2002	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Changes in Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

	SIGNATURES	32

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS

AS OF JULY 1, 2003 AND DECEMBER 31, 2002

(in thousands, except share information)

	July 1, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,367	$10,705
Franchise and other receivables, net of allowance of $2,214 and $1,955	5,310	5,775
Current maturities of notes receivables	86	194
Inventories	4,871	5,005
Prepaid expenses and other current assets	9,526	3,180
Total current assets	29,160	24,859

Property, plant and equipment, net	74,364	81,254
Trademarks and other intangibles, net	94,221	98,134
Goodwill, net	4,875	4,875
Debt issuance costs and other assets	2,184	1,526
Total Assets	$204,804	$210,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$9,886	$7,650
Accrued expenses	38,084	30,988
Short term debt and current portion of long-term debt	154,246	150,872
Current portion of obligations under capital leases	101	100
Total current liabilities	202,317	189,610

Senior notes and other long-term debt	10,998	11,011
Obligations under capital leases	157	360
Derivative liability	2,026	2,847
Other liabilities	10,535	10,560
Total liabilities	226,033	214,388

Series F Preferred Stock, $.001 par value; 116,000 shares authorized; 99,356 and 89,698 shares issued and outstanding	99,356	84,932
Stockholders’ deficit:
Common stock, $.001 par value; 150,000,000 shares authorized; 51,016,857 and 51,016,857 shares issued and outstanding	51	51
Additional Paid-In capital	89,975	86,607
Accumulated deficit	(210,611)	(175,330)
Total stockholders’ deficit	(120,585)	(88,672)
Total Liabilities and Stockholders’ Deficit	$204,804	$210,648

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIOD ENDED JULY 1, 2003 AND JULY 2, 2002
AND SIX-MONTH PERIODS ENDED JULY 1, 2003 AND JULY 2, 2002
(UNAUDITED)
(in thousands, except earnings per share and related share information)

	Three-month Period Ended		Six-month Period Ended
	July 1, 2003	July 2, 2002	July 1, 2003	July 2, 2002
Revenues:
Retail sales	$90,878	$94,384	$179,328	$184,568
Manufacturing revenues	5,754	5,870	11,178	12,010
Franchise related revenues	1,117	1,324	2,454	2,647
Total revenues	97,749	101,578	192,960	199,225
Cost of sales	83,639	81,461	162,676	161,131
General and administrative expenses	9,432	9,354	18,644	22,645
Depreciation and amortization	7,092	8,907	14,297	14,995
Provision (income) for integration and reorganization cost	—	(656)	—	(552)
Income (loss) from operations	(2,414)	2,512	(2,657)	1,006
Interest expense, net	(9,975)	(12,274)	(18,271)	(24,604)
Cumulative change in the fair value of derivatives (expense)	(727)	9,777	(70)	(3,858)
Other income	321	53	571	104
Income (loss) before income taxes	(12,795)	68	(20,427)	(27,352)
Provision for income taxes	320	152	430	152
Net loss.	(13,115)	(84)	(20,857)	(27,504)
Dividends and accretion on preferred stock	(9,821)	(6,817)	(14,424)	(13,529)
Net loss available to common stockholders	$(22,936)	$(6,901)	$(35,281)	$(41,033)
Net loss per common share – Basic and Diluted	$(0.21)	$(0.09)	$(0.34)	$(0.53)
Weighted average number of common shares outstanding: Basic and Diluted	107,842,599	79,202,076	104,304,782	77,560,135

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR TO DATE PERIOD ENDED JULY 1, 2003 AND JULY 2, 2002
(UNAUDITED)

(in thousands)

	July 1, 2003	July 2, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,857)	$(27,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,297	14,995
Provision for integration and reorganization	—	(552)
Cumulative change in fair value of derivatives	70	3,858
Amortization of debt issuance costs	296	1,317
Amortization of debt discount	1,916	7,660
Notes issued as paid in kind for interest on Bridge Loan	510	2,545
Standstill Warrants	1,238	—
Greenlight interest	1,025	842
Stock issued for compensation and consulting	—	235
Changes in operating assets and liabilities:
Receivables and notes receivable	573	4,754
Accounts payable and accrued expenses	8,307	(4,647)
Other assets and liabilities	(6,156)	(7,322)
Net cash provided by (used in) operating activities	1,219	(3,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,494)	(2,653)
Proceeds from the sale of assets held for resale	—	1,325
Proceeds from the sale of debt securities	—	24,186
Net cash provided by (used in) investing activities	(3,494)	22,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,500	—
Repayment of notes payable	(563)	(24,694)
Net cash provided by (used in) financing activities	937	(24,694)

Net decrease in cash	(1,338)	(5,655)
Cash and cash equivalents, beginning of period	10,705	15,478
Cash and cash equivalents, end of period	$9,367	$9,823

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at July 1, 2003 and the results of its operations and its cash flows for the three-month and six-month periods ended July 1, 2003 and July 2, 2002.  All such adjustments are of a normal recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month and six-month periods ended July 1, 2003 are not necessarily indicative of the operating results that may be expected for future periods.  The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

Certain reclassifications have been made to conform previously reported data to the current presentation.

2.  Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses in recent years, and such losses have continued through unaudited periods in 2003.  The Company also has a deficit in stockholders’ equity of approximately $120,585,000 as of July 1, 2003, and, as of that date, the Company’s current liabilities exceeded its current assets by approximately $173,157,000.  During the years ended January 1, 2002 and December 31, 2002, and continuing into 2003, the Company was in violation of certain covenants on the indenture for the Company’s $140 million aggregate principal amount of notes due June 15, 2003 (the “$140 Million Facility”).  On July 8, 2003, the Company issued $160,000,000, 13% senior secured notes (the “$160 Million Facility”).  The Company used the proceeds from these notes, among other things, to refinance the $140 Million Facility (Note 13 and 14).  Concurrently with the debt refinancing, the Company entered into a $15 million senior secured revolving credit facility (the “Senior Credit Facility”) (Note 8).  On June 27, 2003 the Company also entered into an Equity Recapitalization Agreement (Note 15).

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to obtain new financing, and to succeed in its future operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has also initiated cost reduction programs that stem primarily from the integration of Einstein Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, “Einstein”) into the Company, including supply chain efficiencies and reductions in overhead as a result of the elimination of duplicative functions and the streamlining of various functional areas.  While most of these initiatives commenced in fiscal 2002, the full year effect is not expected to be realized until 2003 and beyond.  The Company believes that its current business plan will improve its operating results and cash flow in the future.

3.  Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share amounts (basic EPS) are computed by dividing net earnings by the weighted average number of common shares outstanding (which include warrants exercisable for a nominal price of $0.01 per share) and exclude any potential dilution. The Company has included both issued and obligations to issue $0.01 warrants in the calculation described above.  Diluted earnings per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution of the Company’s common stock equivalents.  Common stock equivalents are not reflected in diluted EPS if their effect would be anti-dilutive.  The following table summarizes the weighted average shares used in the basic and diluted EPS computations:

	For the Three-month Period Ended		For the Six-month Period Ended
	July 1, 2003	July 2, 2002	July 1, 2003	July 2, 2002
Weighted average shares outstanding	51,016,857	17,481,394	51,016,857	17,481,394
Weighted average warrants exercisable for $0.01	56,825,742	61,720,682	53,287,925	60,078,741
	107,842,599	79,202,076	104,304,782	77,560,135

All stock options and warrants outstanding (excluding those exercisable for $0.01) during the three- and six-month periods ended July 1, 2003 and July 2, 2002 were excluded from the computation because of their anti-dilutive effect.  The excluded options and warrants for the three-month and six-month periods ended July 1, 2003 and July 2, 2002 were 6,103,595 and 6,101,095, respectively.

4.  Recent Pronouncements

In, April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.  The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS 149 is not expected to have a significant impact to the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount as application in earnings.  This statement is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this new standard will result in the Company’s Series F Preferred Stock being presented as a liability rather than the current mezzanine presentation, beginning in the third quarter 2003.  After adoption all dividends and accretion of discount or amortization of premiums will be recognized as interest expense.  Additionally, the Series Z Preferred Stock which will be issued when and if the Equity Recapitalization (Note 15) occurs will also be presented as a liability.

The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its financial statements.

5.  Stock-Based Compensation

The Company currently follows the intrinsic value method of APB 25 to account for its employee stock compensation, and has no intention to change to the fair value method to account for employee stock-based compensation.

Had compensation cost for the Company’s two stock option plans (the 1994 Stock Plan and 1995 Directors’ Plan) been recognized under the fair value method specified in SFAS 123, the Company’s net loss and loss per share would have been increased to the following pro forma amounts:

	For the Three-month Period Ended		For the Six-month Period Ended
	July 1, 2003	July 2, 2002	July 1, 2003	July 2, 2002
As reported	$(22,936)	$(6,901)	$(35,281)	$(41,033)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(45)	(49)	(90)	(98)
Pro forma	$(22,981)	$(6,950)	$(35,371)	$(41,131)

Basic and diluted net loss available to common stockholders per common share:
As reported	$(.21)	$(.09)	$(.34)	$(.53)
Pro forma	$(.21)	$(.09)	$(.34)	$(.53)

6.  Goodwill, Trademarks and Other Intangibles

Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company.

The Company uses a two-step approach to assess its goodwill impairment.  This requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities will determine the current implied fair value of the unit’s goodwill.  The annual impairment tests relating to goodwill and trademarks are performed as of year-end, unless events and circumstances indicate a potential impairment, which would require an interim impairment test.

The Company’s management has determined that no impairment indicators were present during the three-month and six-month periods ended July 1, 2003, and accordingly no interim tests for impairment of goodwill, trademarks or amortizing intangibles were performed.

In 2002 and forward, in accordance with SFAS 142, goodwill and indefinite-lived trademarks are not amortized and other intangibles are being amortized on a straight-line basis consistent with the associated estimated future cash flows.

	Unaudited July 1, 2003	December 31, 2002
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks	$70,746	$70,746
Amortizing intangibles (5 year lives):
Trade Secrets	5,385	5,385
Patents-manufacturing process	33,741	33,741
	39,126	39,126
Less accumulated amortization	(15,651)	(11,738)
Total amortizing intangibles	23,475	27,388
Total intangibles	$94,221	$98,134

7.  Accrued Expenses

Accrued expenses consist of the following:

	Unaudited July 1, 2003	December 31, 2002
	(amounts in thousands)

Accrued payroll and related	$14,213	$13,949
Accrued reorganization	2,373	2,768
Accrued taxes	2,472	2,310
Accrued interest	11,017	4,342
Accrued utilities	1,182	1,789
Gift certificates liability	1,703	1,115
Other	5,124	4,715
	$38,084	$30,988

8.  Debt and Equity Instruments:

The major components of the Company’s short-term and long-term debt are included in the accompanying balance sheets as follows:

	Unaudited July 1, 2003	December 31, 2002
	(amounts in thousands)

Greenlight obligation	$10,000	$10,000
Bridge Loan	4,952	4,443
$140 Million Facility (Note 13 and 14)	140,000	138,084
BET Revolver	7,500	6,000
All other debt	2,792	3,356
	165,244	161,883
Less current portion	(154,246)	(150,872)
Long-term debt	$10,998	$11,011

The components of Series F Preferred Stock, Greenlight obligation, the $35 million assets-backed loan to the Company’s non-restricted subsidiary, New World EnbcDeb Corp. (the “Bridge Loan”), and $140 Million Facility are included in the accompanying balance sheets as follows:

Series F Preferred Stock (Note 15)

	Unaudited July 1, 2003	December 31, 2002
	(amounts in thousands)

Proceeds from issuance of Series F preferred stock, $16,398 of which was the value of the Series D conversion	$66,398	$66,398
Discount attributable to fees and commissions	(3,254)	(3,254)
Discount attributable to initial and future warrants	(33,027)	(33,027)
Accreted PIK preferred stock	32,958	23,330
Extinguishment of discount	8,271	8,271
Effective dividend amortization of discount	28,010	23,214
	$99,356	$84,932

Greenlight Obligation

	Unaudited July 1, 2003	December 31, 2002
	(amounts in thousands)

Proceeds from issuance of Greenlight obligation	$10,000	$10,000
Discount attributable to initial and future warrants	(4,316)	(4,316)
Extinguishment of discount	4,195	4,195
Effective interest amortization of discount	121	121
	$10,000	$10,000

Bridge Loan

	Unaudited July 1, 2003	December 31, 2002
	(amounts in thousands)

Original face value of Bridge Loan	$35,000	$35,000
Issuance discount from face value	(1,750)	(1,750)
Discount attributable to future warrants	(5,365)	(5,365)
Accreted PIK interest	6,662	6,153
Effective interest amortization of discount	7,116	7,116
Reductions in Principal	(36,711)	(36,711)
	$4,952	$4,443

$140 Million Facility (Note 13 and 14)

	Unaudited July 1, 2003	December 31, 2002
	(amounts in thousands)

Original face value of $140 Million Facility	$140,000	$140,000
Issuance discount from face value	(11,550)	(11,550)
Discount attributable to initial and future warrants	(17,312)	(17,312)
Effective interest amortization of discount	28,862	26,946
	$140,000	$138,084

Revolving Line of Credit

On May 30, 2002, the Company entered into a Loan and Security Agreement with one of the Company’s principal stockholders, BET Associates, L.P. (“BET”), which provides for a $7,500,000 revolving loan facility.  The facility is secured by substantially all of the Company’s assets.  At the time the Company entered into this facility, the Company terminated its prior revolving loan facility.  Borrowings under the facility bore interest at the rate of 11% per annum until February 2003.  The facility originally expired on March 31, 2003.  In February of 2003, the Company extended the maturity of the revolving loan facility to June 1, 2003.  From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13%.  After June 1, 2003 the interest rate for borrowings under the facility is 15%.  This facility was repaid with proceeds from the $160 Million Facility (Note 14) on July 8, 2003.

Concurrently on July 8, 2003, the Company entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank.  Initially, the Senior Credit Facility bears interest at the AmSouth “prime rate” plus 1.00%.  After the receipt of the Company's audited fiscal year ended December 30, 2003 financial statements, the Senior Credit Facility will be subject to an interest pricing grid based on the Company's Fixed Charge Coverage (as defined by the Indenture).

9.  Contingencies

The Company is subject to claims and legal actions in the ordinary course of business, including claims by  franchisees.  The Company does not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on its business, results of operations or financial condition.

On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of the former Chairman, R. Ramin Kamfar, and the termination for cause of the former Chief Financial Officer, Jerold Novack, and the delay in filing the Form 10-K for 2001.  The Company is cooperating fully with the investigation.  The Company is also cooperating fully with a recent Department of Justice inquiry relating to these issues.  Further, several of the former and present officers and directors have requested that the Company advance reasonable legal expense on their respective behalf to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation.  The Company is fulfilling its obligations as required by applicable law and the Company’s By-Laws.

On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a purported class action complaint against Einstein in the Superior Court for the State of California, County of San Francisco.  The plaintiffs allege that Noah’s failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California and Business Profession Code Section 17200.  As a result of subsequent communications regarding the circumstances under which the Company purchased Einstein out of bankruptcy, the plaintiffs filed a first amended complaint disclaiming back wages for the period prior to June 19, 2001.  However, the first amended complaint added as defendants certain former directors and officers of Einstein.  The first amended complaint also added a second cause of action seeking to invalidate releases obtained from Noah’s assistant managers pursuant to the settlement of a Department of Labor investigation.  The Company filed a demurrer to the first amended complaint, which the plaintiffs opposed.  Subsequent to the filing of that demurrer, the Company procured a dismissal without prejudice of the claims brought against Paul Murphy, the only individual defendant the Company employed subsequent to its acquisition of Einstein.  The plaintiffs subsequently stipulated to the severance of the claims against the Company and those against the remaining individual defendants.  The stipulation provides that the plaintiffs will file separate second amended complaints against the Company and against the remaining individual defendants.  As a result, the Company’s demurrer will be taken off calendar.  The Company will have thirty days from the date of the filing of the second amended complaint to refile the Company’s demurrer.

On March 31, 2003, Jerold E. Novack, the former Chief Financial Officer, Secretary, and shareholder of the Company, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, Chairman and Chief Executive Officer of the Company, and William J. Nimmo, a member of the Board of Directors.  The complaint purports to state claims for breach of plaintiff’s employment contract with the Company, breach of the Company’s fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff “for cause” was invalid.  As a basis for his purported claims, the plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement.  Furthermore, the plaintiff asserts that he was defamed by certain of defendants’ public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act.  The Company intends to vigorously oppose the plaintiff’s purported claims.  The Company was served with the complaint on May 2, 2003.  On June 23, 2003, the Company filed its answer and counterclaims as well as a motion to dismiss certain of the claims against it.  That motion is pending with the court.

On June 4, 2003, Ramin Kamfar, our former Chairmen of the Board and Chief Executive Office, filed an action in the United States District Court for the Southern District of New York Against us and Anthony Wedo, our current Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages.  In this action, Mr., Kamfar alleges that we breached confidentiality and non-disparagement provisions in his separation agreement with us by disclosing certain financial and other terms contained therein.  Mr. Kamfar is seeking damages of at least $7.0 million.  As of the data of this filing, we have not yet been served with the complaint relating to this action.  We believe that the claims of Mr. Kamfar are without merit, and we intend to vigorously defend ourself and Mr. Wedo in this matter.

In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan Bagel Company.  This judgment represents amounts for corporate income taxes for the period from 1996 to 2000, and sales and use taxes for the period from 1995 to 1997.  At that same time, the Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200, for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002.  Manhattan Bagel Construction Company ceased operations in or about early 1997 and has existed since that time only as a non-operating entity with no assets.  Therefore, the Company is currently working with the New Jersey Division of Taxation to have all tax assessments for the period after Manhattan Bagel Construction Company ceased operations removed, and that portion of the judgment deemed satisfied.  With regard to taxes imposed for the period prior to early 1997, the Company believes those amounts are barred from being asserted against Manhattan Bagel Company, to the extent they otherwise could have been, because they were not asserted in Manhattan Bagel Company’s November 1997 bankruptcy proceeding.

On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against the Company alleging fraudulent inducement and violations of New York General Business Law Article 33.  The franchisee seeks damages in the amount of $750,000.  New World has asserted a counterclaim in the arbitration seeking amounts owed under the franchisee’s franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000.  An arbitrator has been selected and document exchange is complete.  Hearings were scheduled for June 2002 but have been postponed by order of the arbitrator.

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

On March 17, 2003, Jason and Andrew Gennusa, former employees of the Company and founders of Manhattan Bagel Company, filed suit against the Company in the Superior Court of New Jersey, Monmouth County.  As the founders of Manhattan Bagel Company, the plaintiffs claim to be reproducing the “original formula” Manhattan Bagel dough, and selling it to franchisees at a competitive price.  Their complaint seeks a judgment declaring that their production and sale of this bagel dough to franchisees does not violate various non-competition covenants and confidentiality agreements they previously entered into with the Company.  Furthermore, the plaintiffs seek a declaration that the “original recipe” bagel dough they manufacture is not a trade secret of the Company and that their manufacture and sale of the dough is not in violation of intellectual property law.  The Company has not yet answered or otherwise responded to plaintiffs’ complaint.  We answered plaintiff's complaint on May 14, 2003, and filed counterclaims and a motion for the preliminary injunction on June 2, 2003.  On July 22, 2003, we announced that this lawsuit had been settled.  As part of the settlement, the plaintiffs acknowledged that Manhattan Bagel franchisees are obligated under their franchisee agreements to purchase frozen bagel dough only from suppliers approved by Manhattan Bagel Corp. and New World and withdrew their request for an injunction that would have allowed such franchisees to purchase frozen dough from unapproved outside suppliers.

On June 2, 2003, a group of four Manhattan Bagel franchisees filed a lawsuit captioned Kaufman et al. v. New World Restaurant Group, Inc. in the Superior Court of New Jersey, Chancery Division, Monmouth County.  In their complaint, plaintiffs allege that since we closed our Eatontown, New Jersey baking facility and began contracting with Harlan Bakeries, the quality of its bagels has suffered.  As a result of this alleged decline in bagel quality, plaintiffs claim that they will lose bagel sales and customer goodwill if they continue to purchase their bagels from Harlan Bakeries in accordance with the terms of their franchise agreements.  Alleging claims for breach of contract, consumer fraud, constructive termination of the franchise agreements, and violation of the New Jersey Franchise Practices Act, plaintiffs seek a judgment permitting their purchase of “New York style” bagels from any third-party supplier, enjoining our termination of their franchise agreements because of their purchase of such non-approved bagels, and awarding to plaintiffs damages in an unspecified amount.  The Company’s time to answer or otherwise respond to the complaint has not yet elapsed.  We intend to defend this matter vigorously.

Given the early stage of the proceeding matters, the Company cannot predict their outcome.  However, there can be no assurance that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages or other relief.

Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, “Special Situations”), holders of Series F preferred stock, had notified the Company that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the  stock.  Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim.  Special Situations alleged various contractual and tort claims against the Company, as well as Ramin Kamfar, the former Chairman of the Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (collectively, “Greenlight”), another holder of the Series F preferred stock.  Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock.  Prior to responding to Special Situations’ complaint, the Company and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which the Company agreed to settle Special Situations’ claims against the Company and its present and former officers, directors, agents and other representatives, and Special Situations agreed to release those entities and individuals, in exchange for payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

On February 28, 2003, the Company’s former insurance broker of record filed suit in Superior Court of the State of California, County of Orange, against the Company and its subsidiaries, alleging wrongful termination of the Company’s brokerage contract with plaintiff, Pension & Benefit Insurance Services, Inc. (“PBIS”), which deprived PBIS of brokerage commissions.  PBIS’s complaint asserts claims for breach of contract, reasonable value of services, intentional interference with prospective advantage and negligent interference with prospective advantages.  Plaintiff seeks $500,000 in consequential damages and $20 million in punitive damages.  Prior to responding to PBIS’s complaint, the Company entered into a settlement agreement with PBIS on April 2, 2003.  As consideration for PBIS’s agreement to settle and dismiss this matter, the Company agreed to list PBIS as its insurance broker of record until at least the end of 2003.  A Request for Dismissal of the suit was filed by PBIS with the Superior Court of the State of California, County of Orange on April 9, 2003.

On April 7, 2003, General Electric Capital Corp. filed an action in the Supreme Court for the State of New York, County of New York, against the Company and its franchisee, captioned General Electric Capital Corp. v. New World Coffee/Manhattan Bagels, Inc. et al.  In its complaint, plaintiff asserts that it entered into certain equipment lease agreements with the Company on April 18, 2001, and with the franchisee on February 26, 2001, upon which the Company and its franchisee subsequently defaulted.  As a result of those alleged defaults, plaintiff purports to state claims against defendants for breach of contract, conversion, unjust enrichment, foreclosure of security interest, and replevin, and demands damages from defendants, jointly and severally, in the total specified amount of $118,555.49, plus late charges, taxes, interest, costs and attorneys’ fees.  The Company served an answer to plaintiff’s complaint on May 14, 2003.  The plaintiff has dismissed its claim against the Company with prejudice.

On December 28, 2001, Robert Higgs, a franchisee, filed a complaint against the Company and its officers and agents in New Jersey (Superior Court of New Jersey, Case No. OCN-L-2153-99) alleging breach of contract, breach of fiduciary duties and tortuous interference with contract and business opportunities.  The complaint was subsequently withdrawn by the franchisee without prejudice.  In February 2002, the franchisee filed a new complaint against the Company and its officers and agents alleging breach of contract, breach of fiduciary duties, tortuous interference with contract and business opportunities, and violations of New Jersey’s franchise law.  The franchisee seeks damages in an unspecified amount, punitive damages, costs and attorneys’ fees.  The Company moved to dismiss all of the claims in the new complaint.  The court dismissed the breach of fiduciary duty claims and one of the breach of contract claims.  Discovery requests have been served by the Company.  This matter has been settled for an immaterial amount.

10.       Derivative Instruments

Effective January 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value.  Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings.  In conjunction with certain debt and preferred stock issuances in 2000 and 2001, the Company issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events (contingently-issuable warrants).  In June 2001, certain of the Series F preferred stock holders agreed not to exercise their warrants if, in doing so, the authorized number of shares remaining after exercise by the holders of the Series F preferred stock was not sufficient to permit warrants associated with the $140 Million Facility to be exercised.  The Company determined the contingently-issuable warrants cannot be classified within stockholders’ equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and accordingly have classified those warrants as a liability in the balance sheet.  To the extent that the number of freestanding warrants and the maximum number of additional warrants that could potentially be issued in the future exceed the maximum number of authorized shares (the Share Cap) at the time the debt or preferred stock instrument is issued, the Company determines the classification of, and accounting for, the freestanding and additional warrants as follows: (1) freestanding warrants (those that are immediately exercisable) are considered first for equity treatment, to the extent of the maximum number of authorized shares; (2) among various outstanding instruments, those with the earlier issuance dates are considered first for equity treatment; and (3) contractual priorities are considered where applicable.

Issued $0.01 warrants classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying Common Stock.  As of July 1, 2003 and

December 31, 2002, there were no issued warrants classified as liabilities.  Contingently-issuable $0.01 warrants classified as liabilities are also recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance, the Company’s assessments of the probability of refinancing its debt, and other pertinent factors.  Changes in the fair value of derivative liabilities are recorded within the statement of operations.  If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification the liability is adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations.  In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value, with the change recorded in additional paid-in-capital.

From January 1, 2003 through July 31, 2003, the Company issued an additional 27,539,258 warrants to certain Series F holders and to the holders of the $140 Million Facility, all of which were exercisable.  These warrants have an exercise price of $0.01 per share, and have terms that expires on June 20, 2006.  Since January 1, 2003, warrants to purchase 50,000 shares of common stock have expired.  In addition, existing agreements require us to issue (i) $0.01 warrants semi-annually to the holders of our Series F preferred stock until such Series F preferred stock has been redeemed (this obligation will cease if and when the Equity Recap (Note 15) is consummated) and (ii) $0.01 warrants to Greenlight at the rate of 1.125% of our fully diluted common stock for each $1.0 million of deficiency if Greenlight does not receive a return on its investment in GNW equal to its Guaranteed Return (this obligation will cease on June 30, 2003 and no additional warrants will be accrued after that date, if and when the Equity Recapitalization (Note 15) is consumated.)

11.       Additional Paid-In Capital

Additional paid-in capital increased from $86.6 million as of December 31, 2002, to $90.0 million as of July 1, 2003 due to the issuance of additional warrants under the terms of the Series F preferred stock and the $140 Million Facility agreements, that had previously been classified as derivative liabilities in accordance with the policy outlined in Note 10.

12.  Reorganization and Integration

The following table displays the activity for the quarter ended July 1, 2003 and July 2, 2002, respectively and balances of the restructuring accrual accounts.

2002 Restructuring Accrual (amounts in thousands)
2003 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period

Quarter ended July 1, 2003	$1,513	—	(52)	—	$1,461
Year to Date Period Ended July 1, 2003	$1,704	—	(243)	—	$1,461

2001 Restructuring Accrual (amounts in thousands)
2003 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period

Quarter ended July 1, 2003	$979	—	(67)	—	$912
Year to Date Period Ended July 1, 2003	$1,064	—	(152)	—	$912

2001 Restructuring Accrual (amounts in thousands)
2002 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period

Quarter ended July 2, 2002	$2,820	—	(463)	(656)	$1,701
Year to Date Period Ended July 2, 2002	$2,936	—	(683)	(552)	$1,701

13.       $140 Million Facility Refinancing

At July 1, 2003, Company had outstanding $140 Million of Senior Increasing Rate Notes (the “$140 Million Facility”), which matured on June 15, 2003.  The Company called the $140 Million Facility for redemption on June 10, 2003.  On June 18, 2003, the Company announced that it had entered into a 30-day standstill agreement with the holder of approximately $113.0 million, or 80.7% of the $140 Million Facility, while continuing to actively pursue the refinancing of its debt as well as the rationalization of its capital structure.  Under this initial accord, holders of those notes agreed not to take any action to enforce any of their rights and remedies against the Company until July 15, 2003, as a result of the Company’s failure to repay the notes.  The interest rate and terms under the standstill agreement stayed the same as the original agreement.  Concurrently, the Company entered into a 30-day standstill agreement with its senior lender with respect to the BET revolving line of credit.  The interest rate on the revolving line of credit increased from 13% to 15% starting June 1, 2003.  In consideration of the agreements by the holder of the $140 Million Facility, the Company agreed to issue to the holders of the $140 Million Facility and additional $0.01 warrants to purchase an aggregate of up to 11,309,994 shares of its Common Stock.  The Company is recognizing a charge to interest expense related to the warrants, over the 30-day standstill period and has recognized $1.2 million of this charge in the three-month and six-month periods ended July 1, 2003.  This charge was based on the fair value of the Company’s stock at June 18, 2003 less $0.01.  The $140 Million Facility and related accrued interest was repaid with the proceeds from the $160 Million Facility (Note 14).

14.       $160 Million Facility

On June 27, 2003, the Company entered into an agreement with Jefferies & Company, Inc. (Initial Purchaser) whereby the Company agreed to issue, and the Initial Purchaser agreed to purchase, $160,000,000 aggregate principal amount of notes.  On July 8, 2003, the Company issued $160,000,000 of 13% senior secured notes due 2008 to replace its $140.0 Million Facility. The $160 Million Facility was offered by the Company and guaranteed, jointly and severally, by all present and all future subsidiaries of the Company other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes). The Company is a holding company that conducts substantially all of its business operations through its subsidiaries. The Company is dependent upon distributions or other inter-company transfers from its subsidiaries to make payments on the notes and service its other obligations. There are no significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan.  The Company used the net proceeds of the offering, among other things, to refinance the $140.0 Million Facility.

15.       Equity Recapitalization

On June 27, 2003, Halpern Denny, Greenlight and the Company entered into an equity recapitalization agreement pursuant to which the parties agreed to a recapitalization of our equity structure (the “Equity Recap”).  The Board of Directors has approved the Equity Recap.  In the Equity Recap, (a) Halpern Denny will exchange all of its equity interests in the Company for $57.0 million face amount of a new Series Z Preferred Stock and (b) all other outstanding preferred stock, including the Series F Preferred Stock to be issued in full payment of the outstanding EnbcDeb Notes, will be converted into common stock.  The Equity Recap is subject to stockholder approval, which will be voted on at the annual stockholders meeting in September 2003, and other customary conditions.  The Agreement among the parties includes an undertaking by the parties thereto to vote in favor of the Equity Recap.  Assuming that such stockholder approval is received, following the closing of the Equity Recap, the Stockholder Agreement will terminate and Greenlight will beneficially own approximately 92% of the Company’s outstanding common stock and the warrants issued to the holders of the $140 Million Facility will represent approximately 4.3% of our common stock in the aggregated.

The following table sets forth (I) our historical cash and cash equivalents and capitalization as of July 1, 2003, (II) our pro forma cash and cash equivalents and capitalization as of July 1, 2003, as adjusted to reflect the issuance of the $160 Million Facility and the application of the net proceeds therefrom and (III) our pro forma cash and cash equivalents and capitalization as of July 1, 2003 adjusted to reflect the issuance of the $160 Million Facility and the application of the net proceeds therefrom, as well as the closing of the Equity Recap.  This table should be read in conjunction with our historical financial statement and the related notes.

	As of July 1, 2003
				Pro Forma
		Pro Forma for the $160 Million Facility		for the
	Actual			$160 Million Facility and Equity Recap
		(amounts in thousands)

Cash and cash equivalents	9,367	5,165	(1)	5,165	(1)

Existing revolving credit facility (BET)	7,500	—		—
New revolving credit facility (AmSouth)	—	—		—
Bridge Loan	4,952	4,952		—
Greenlight Obligation	10,000	10,000		—
$140 Million Facility	140,000	—		—
$160 Million Facility	—	160,000		160,000
Capital Leases and other debt	3,050	1,370		1,370

Total Debt	165,502	176,322		161,370

Series F and Series Z preferred stock (2)	99,356	99,356		33,831
Stockholders’ deficit	(120,585)	(120,585)		(35,312)

Total Capitalization	144,273	155,093		159,889

(1) Does not reflect cash used in operations since July 1, 2003

(2) Net of allocation of discount attributable to fees and initial and future warrants.  Does not include the 4,337,481 shares of Series F preferred stock issued by us to the holder of the EnbcDeb Notes upon the consummation of the offering of the $140 Million Facility.  Effective with the third quarter of 2003, the balance of the Company’s outstanding preferred stock will move from the mezzanine section of our balance sheet to the long-term liability section due to the implementation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Note 4).

16.       Subsequent Events

On July 16, 2003, Eve Trkla resigned from the Company’s Board of Directors.  Josh Clark was appointed to fill a vacancy on the board of directors.  In addition, Len Tannenbaum, as chairman of the Audit Committee and Compensation Committee will receive a fee of $25,000 per month from August 2003 through October 2003 for service in such capacities.

On August 5, 2003, we entered into a consulting agreement with Herbert Buchwald, P.A., a Florida Professional Association, effective as of July 16, 2003.  The agreement expires on August 5, 2006, but is subject to earlier termination as provided in the agreement.  Pursuant to the agreement, the consultant shall provide legal, consulting and advisory services, including: serving as Chairman of the Advisory Committee of the board of directors; conducting a comprehensive analysis and evaluation of our financial condition; and developing a business plan for approval by the board of directors covering a strategic plan for our stability and future growth, a compensation plan, an audit plan and a legal plan.  The consultant is required to spend a minimum of 160 hours per calendar month on average during the term of the agreement providing us with consulting services.  The consultant is subject to a confidentiality clause in the agreement.  The agreement provides that we will pay the consultant a consulting fee as follows:  $100,000 within two days of the execution of the agreement; $100,000 on or before August 16, 2003; $100,000 on or before September 16, 2003; $50,000 on or before October 16, 2003; $50,000 on or before November 16, 2003; $50,000 on or before December 16, 2003; and $25,000 on or before the sixteenth of each month thereafter until the expiration or termination of the agreement.  Additionally, if we conclude a transaction that results in the sale of 51% or more of our aggregate outstanding securities or of substantially all our assets, the consultant will be entitled to a transaction fee equal to the sum of (A) 3.75% of the first $65 million of gross proceeds received by the holders of our common stock from the transaction and (B) 1% of the gross proceeds received by holders of our common stock from the transaction.  Under certain circumstances, the transaction fee shall be reduced by the amount of previously paid consulting fees.  In the event that we terminate the agreement with the consultant for any reason, the consultant will not be entitled to a transaction fee unless the sale of 51% or more of our aggregate outstanding securities or of substantially all our assets was considered by the board of directors during the consultant’s tenure and is consummated within six-months of the termination of the agreement.

After serving six months as a consultant, the consultant is entitled to receive a ten-year option to purchase 5% of our common stock for a strike price initially based on a valuation of our common stock at $65 million and increasing at a rate of LIBOR plus 2% compounded monthly.  The option is not exercisable so long as entities affiliated with Greenlight hold 10% of more of our outstanding equity securities.  The consultant is also entitled to the reimbursement of reasonable and necessary out-of-pocket expenses incurred at our request or with our approval, including the reimbursement for the consultant’s use of the consultant’s aircraft for company-related travel at a rate of $650 per flight hour.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition and business.  The words estimate, plan, intend, believe, expect and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve and are subject to known and unknown risks, uncertainties and other factors, which could cause the Company’s actual results, performance and achievements to be materially different from any future results, performance  (financial or operating), or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:  success of the integration of New World and acquired businesses; success of cost-saving strategies; competition; success of operating, franchising and licensing initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form  10-Q or in the Company’s Form 10-K.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States.  With 739 locations in 33 states, the Company operates and licenses locations primarily under the Einstein Bros. and Noah’s brand names and franchise locations primarily under the Manhattan and Chesapeake brand names.  The Company’s locations specialize in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offer a cafe experience with a neighborhood emphasis.  As of July 1, 2003, the Company’s retail system consisted of 462 company-operated locations and 249 franchised and 28 licensed locations.  The Company also operates dough production and coffee roasting facilities.

On June 19, 2001, the Company purchased (the “Einstein Acquisition”) substantially all of the assets of Einstein. Einstein was the largest bagel bakery chain in the United States, with 458 stores, nearly all of which were company-operated.  The Einstein Acquisition was made pursuant to an asset purchase agreement entered into by us as the successful bidder at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001, in the Einstein bankruptcy case.  The purchase price was $160 million in cash plus the assumption of certain liabilities, subject to adjustment in the event that Assumed Current Liabilities (as defined under the asset purchase agreement) exceed $30 million.  The acquisition was accounted for using the purchase method of accounting.

In January and March 2001, the Company issued Series F preferred stock and warrants to purchase its Common Stock and equity in a newly formed affiliate, Greenlight New World, L.L.C (“GNW”).  The aggregate net proceeds of those financings of approximately $23.7 million were used to purchase Einstein bonds and pay related costs.  In June 2001, the Company issued additional Series F preferred stock and warrants to purchase its Common Stock for aggregate net proceeds of $22.7 million, which were used to fund a portion of the purchase price of the Einstein Acquisition.  In January 2001, the Company entered into a Bond Purchase Agreement with Greenlight. Pursuant to the agreement, Greenlight formed a limited liability company and contributed $10.0 million to be utilized for the purchase of Einstein bonds.  The Company consolidated the limited liability company as debt given the terms of the agreement.  In June 2001, the Company issued $140 million of Senior Increasing Rate Notes due 2003 (the “$140 Million Facility”) and warrants to purchase its Common Stock.  The net proceeds of approximately $122.4 million were used to fund a portion of the purchase price of the Einstein Acquisition, to repay then-outstanding bank debt and for general working capital purposes.  Also in June 2001, the Company obtained a $35 million asset-backed loan to a non-restricted subsidiary, New World EnbcDeb Corp., for net proceeds of $32.2 million, which were used to fund a portion of the purchase price of the Einstein Acquisition.

At July 1, 2003, Company had outstanding $140.0 million of Senior Increasing Rate Notes (the “$140 Million Facility”), which matured on June 15, 2003.  The Company called the Existing Notes for redemption on June 10, 2003.  On June 18, 2003, the Company announced that it had entered into a 30-day standstill agreement with the holder of approximately $113.0 million, or 80.7% of the Existing Notes, while continuing to actively pursue the refinancing of its debt as well as the rationalization of its capital structure.  Under this initial accord, holders of those notes agreed not to take any action to enforce any of their rights and remedies against the Company until July 15, 2003, as a result of the Company’s failure to repay the notes.  The interest rate and terms under the standstill agreement stayed the same as the original agreement.  Concurrently, the Company entered into a 30-day standstill agreement with its senior lender with respect to the BET revolving line of credit.  The interest rate on the revolving line of credit increased from 13% to 15% from June 1, 2003 forward.  In consideration of the agreements by the holder of the $140 Million Facility, the Company agreed to issue to the holders of the Existing Notes and additional warrants to purchase an aggregate of up to 11,309,994 shares of its Common Stock.  The Company is recognizing a charge to interest expense related to the warrants, over the 30-day standstill period and has recognized $1.2 million of this charge in the three-month period ended July 1, 2003.  This charge was based on the fair value of the Company’s stock at June 18, 2003 less $0.01.  The $140 Million Facility and related accrued interest was paid-off with the proceeds from the $160 Million Facility.

On June 27, 2003, the Company entered into an agreement with Jefferies & Company, Inc. (Initial Purchaser) whereby the Company agreed to issue, and the Initial Purchaser agreed to purchase, $160,000,000 aggregate principal amount of notes.  On July 8, 2003, the Company issued $160,000,000 of 13% senior secured notes due 2008 to replace its $140 Million Facility. The $160 Million Facility was offered by the Company and guaranteed, jointly and severally, by all present and all future subsidiaries of the Company other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes). The Company is a holding company that conducts substantially all of its business operations through its subsidiaries. The Company is dependent upon distributions or other inter-company transfers from its subsidiaries to make payments on the notes and service its other obligations. There are no significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan.  The Company used the net proceeds of the offering, among other things, to refinance the $140 Million Facility.

Halpern Denny, Greenlight and the Company entered into an equity recapitalization agreement pursuant to which the parties agreed to a recapitalization of our equity structure (the “Equity Recap”).  The Board of Directors has approved the Equity Recap.  In the Equity Recap, (a) Halpern Denny will exchange all of its equity interests in the Company for $57.0 million face amount of a new Series Z Preferred Stock and (b) all other outstanding preferred stock, including the Series F Preferred Stock to be issued in full payment of the outstanding EnbcDeb Notes, will be converted into common stock.  The Equity Recap is subject to stockholder approval and other customary conditions.  The Agreement among the parties includes an undertaking by the parties thereto to vote in favor of the Equity Recap.  Assuming that such stockholder approval is received, following the closing of the Equity Recap, the Stockholder Agreement will terminate and Greenlight will beneficially own approximately 92% of the Company’s outstanding common stock and the warrants issued to the holders of the Existing Notes will represent approximately 4.3% of our common stock in the aggregated.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.

The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

Revenue Recognition

Manufacturing revenues are recognized upon shipment to customers.  Retail sales are recognized when payment is tendered at the point of sale.  Pursuant to the franchise agreements, franchisees are generally required to pay an initial franchise fee and a monthly royalty payment equal to a percentage of the franchisees’ gross sales.  Initial franchise fees are recognized as revenue when the Company performs substantially all of its initial services as required by the franchise agreement.  Royalty fees from franchisees are accrued each month pursuant to the franchise agreements.  Royalty income and initial franchise fees are included in franchise revenues.

Accounts Receivable

The majority of the Company’s accounts receivable are due from the Company’s franchisees.  Accounts receivable are due within 15 to 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Goodwill, Trademarks and Other Intangibles

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 2, 2002.  SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.  The two-step approach to assess its goodwill impairment requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill and intangible assets.  If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities will determine the current implied fair value of the unit’s goodwill.

In conducting its annual impairment analyses, the Company utilizes independent valuation experts to perform the analyses and tests of the Company’s indefinite lived assets with respect to its reporting units.  The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates growth projections and other assumptions of future business conditions.  The assumptions employed were based on management’s judgment using internal and external data.  The Company also utilizes independent valuation experts to assist it in determining useful lives for its intangibles other than goodwill including the assessment that its Einstein trademarks have  indefinite useful lives.  Its determination that this trademark, as well as its other trademarks have indefinite useful lives, is based on the fact that there are no legal, regulatory, competitive or other factors, which limit their useful lives.

The Company’s management has determined that no impairment indicators were present during the three-month and six-month periods ended July 1, 2003, and accordingly no interim tests for impairment of goodwill, trademarks or intangibles were performed.

Derivative Instruments

See Note 9 – Derivative Instruments

Interest and Dividends

Interest expense and dividends on the $140 Million Facility and Series F preferred stock, respectively, is determined, in part, by assumptions related to expected maturity of such instruments.  These assumptions are reviewed and adjusted as the Company’s circumstances change.

Results of Operations

Fiscal Quarter Ended July 1, 2003 Compared to Fiscal Quarter Ended July 2, 2002

Revenues

Total revenues decreased 3.8% to $97.8 million for the fiscal quarter ended July 1, 2003 from $101.6 million for the comparable 2002 period. The overall $3.8 million decrease in revenues consists of decreases of approximately $3.7 million in retail (i.e., company-operated store sales) and $0.1 million manufacturing sales (i.e., food and beverage sales to third-party customers, franchisees and licensees), respectively. The retail sales decline was primarily due to a 3.6% comparable store sales decrease at Einstein Bros. and Noah’s company-owned units for the fiscal quarter ended July 1, 2003.

Costs and Expenses

Cost of sales increased 2.7% to $83.6 million for the fiscal quarter ended July 1, 2003 from $81.4 million for the comparable 2002 period. The overall $2.2 million increase was primarily comprised of a $2.3 million increase in retail-related and a $0.1 million decrease in manufacturing-related costs. The overall increase was primarily due to cost associated with a transition in menu item mix and controllable expenses in the Einstein Bros. and Noah’s company-owned units in 2003. Cost of sales, expressed as a percentage of the related retail and manufacturing sales, increased to 86.5% for the fiscal quarter ended July 1, 2003 from 81.3% for the comparable 2002 period.  The percentage increase was primarily attributable to the retail related costs noted above, a decline in manufacturing margins due to a price decline, as well as a decline in operating leverage due to the sales decrease.

General and administrative expenses stayed consistent at $9.4 million for the fiscal quarter ended July 1, 2003 compared to $9.4 million for the comparable 2002 period. As a percentage of total revenues, general and administrative expenses increased to 9.6% in the second quarter of fiscal 2003 from 9.2% in the second quarter of  fiscal 2002.  This increase is the result of a decline in operating leverage due to a sales decline.

Depreciation and amortization expenses decreased by $1.8 million to $7.1 million for the fiscal quarter ended July 1, 2003 from $8.9 million for the comparable 2002 period.  The 2002 comparable period included depreciation expense related to recording the final asset valuation for the Einstein acquisition being allocated to the individual assets within the Company’s asset management system.

Operating income decreased $4.9 million to a $2.4 million loss for the fiscal quarter ended July 1, 2003 from a $2.5 million income for the comparable 2002 period. The decrease was due to the reasons cited in the preceding paragraphs.

Interest expense, net for the fiscal quarter ended July 1, 2003 decreased to $10.0 million from $12.3 million for the comparable 2002 period.  The decrease was primarily the result of assumptions regarding the expected maturity of the $140 Million Facility.  The Company anticipated a refinancing would occur during 2002, which compressed the time period over which the related effective interest was recognized.

The cumulative change in the fair value of derivatives was a $0.7 million expense for the quarter ended July 1, 2003 compared to a $9.8 million gain for the quarter ended July 2, 2002.  The change is due to the change in the fair value of warrants classified as a derivative liability based on the underlying fair value of Common Stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.

Provision for income taxes was $0.3 million for the fiscal quarter ended July 1, 2003 compared to $0.2 million for the comparable 2002 period.

Net loss for the fiscal quarter ended July 1, 2003 was $13.1 million compared to a net loss of $0.1 million for the comparable 2002 period.  The increase in net loss is the result of the reasons cited in the preceding paragraphs.

Year-to-Date Period Ended July 1, 2003 Compared to the Year-to-Date Period Ended July 2, 2002

Revenues

Total revenues decreased to $193.0 million for the year-to-date period ended July 1, 2003 from $199.2 million for the comparable 2002 period.  Retail sales decreased to $179.3 million or 92.9% of total revenues for the 2003 period from $184.6 million or 92.6% of total revenues for the comparable 2002 period. The decrease in revenues was primarily attributable to a 2.2% decrease in same store sales in Einstein Bros. and Noah’s company-owned units.  Manufacturing revenues decreased to $11.2 million or 5.8% of total revenues for the year-to-date period ended July 1, 2003 from $12.0 million or 6.0% of total revenues for the comparable 2002 period. The decrease in manufacturing revenues results primarily from the decline in manufacturing volume and the decline in average price per unit.  Franchise related revenues decreased 7.3% to $2.5 million or 1.3% of total revenues for year to date period ended July 1, 2003 from $2.6 million or 1.3% of total revenues for the comparable 2002 period.

Costs and Expenses

Total  cost of sales increased $1.5 million to $162.7 for the year-to-date period ended July 1, 2003 from $161.1 million for the comparable 2002 period.  Cost of sales as a percentage of related manufacturing and retail sales increased to 85.4% for the fiscal year-to-date period ended July 1, 2003 from 82.0% for the comparable 2002 period.  The increase primarily resulted from a decline in operating leverage due to a sales decrease in addition to an increase in costs associated with a transition in menu item mix and controllable expenses from the retail business and declines in margins due to a price decrease for the manufacturing business.

General and administrative expenses decreased to $18.6 million or 9.7% of total revenues for the year-to-date period ended July 1, 2003 from $22.6 million or 11.4% of total revenues, for the comparable 2002 period.  General and administrative expenses in the 2002 period included approximately $2.5 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to former officers and employees of the Company.  Such unauthorized bonuses were offset against payments to be made in connection with the separation of certain officers and employees of the Company.  General and administrative expenses in the 2002 period also includes legal expenses of approximately $1.7 million incurred in connection with the Company’s voluntary internal investigation of the unauthorized bonus payments.

Depreciation and amortization expenses decreased to $14.3 million or 7.4% of total revenues for the 2003 period from $14.9 million or 7.5% of total revenues for the comparable 2002 period. The 2002 comparable period included depreciation expense related to recording the final asset valuation for the Einstein acquisition being allocated to the individual assets within the Company's asset management system.

Interest expense, net for the year-to-date period ended July 1, 2003 decreased to $18.3 million from $24.6 million for the comparable 2002 period.  The decrease was primarily the result of assumptions regarding the expected maturity of the $140 Million Facility.  The Company originally anticipated a refinancing would occur during 2002, which compressed the time period over which the related effective interest was recognized.

The cumulative change in the fair value of derivatives was a charge of $0.07 million for 2003 compared to a charge of $3.9 million in 2002.  The change is due to the change in the fair value of warrants classified as a derivative liability based on the underlying fair value of Common Stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.

Provision for income taxes increased to $0.4 million for the 2003 period from $0.2 million for the 2002 period.

Net loss for the year-to-date period ended July 1, 2003 was $20.9 million compared to a net loss of $27.5 million for the comparable 2002 period.  The lower loss in 2003 resulted from the reasons cited in the preceding paragraphs.

Liquidity and Capital Resources

At July 1, 2003, the Company had a working capital deficit of $173.2 million compared to a working capital deficit at December 31, 2002 of $164.8 million.  The working capital deficit is due primarily to the classification of the $140 Million Facility as a current liability.  The $140 Million Facility matured on June 15, 2003 and was repaid with the proceeds of the $160 Million Facility as previously discussed.

The increase in the working capital deficit of $8.8 million is primarily due to cash used in operating activities and the increase in certain current liabilities during the quarter ended July 1, 2003.

The Company had net cash provided by operating activities of $1.2 million for the year to date period ended July 1, 2003 compared with net cash used in operating activities of $3.8 million for the year to date period ended July 2, 2002.  The increase in cash provided by operating activities was primarily attributable to the increase in accrued interest related to the final interest payment on the increasing rate notes which was paid in the third quarter of 2003.

The Company had net cash used in investing activities of $3.5 million for the year to date period ended July 1, 2003 compared with net cash provided by investing activities of $22.8 million for the year to date period ended July 2, 2002.   The cash used in investing activities represented the purchase of property, plant and equipment.

The Company had $0.9 million net cash provided by financing activities for the year to date period ended July 1, 2003 compared with net cash used in financing activities of $24.7 million for the fiscal quarter ended July 2, 2002.   The cash provided by financing activities was due to a draw on its revolving loan facility offset by repayments of debt.

On May 30, 2002, the Company entered into a Loan and Security Agreement with BET, one of the Company’s principal stockholders, which provides for a $7.5 million revolving loan facility. The facility is secured by substantially all of the Company’s assets.  Borrowings under the facility bear interest at the rate of 11% per annum.  The facility was to expire on March 31, 2003. In February 2003, the Company and BET executed an amendment to the facility to extend the maturity of the facility to June 1, 2003.  From February 1, 2003 to June 1, 2003, the facility will bear interest at the rate of 13% per annum.  After June 1, 2003 the interest rate for borrowings under the facility is 15.0%.  BET will receive an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 if the facility is not paid in full by June 2, 2003.  This facility was repaid with the proceeds of the $160 Million Facility as previously discussed.

Concurrently on July 8, 2003, the Company entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank.  Initially, the Senior Credit Facility bears interest at the AmSouth “prime rate” plus 1.00%.  After the receipt of the Company's audited fiscal year ended December 30, 2003 financial statements, the Senior Credit Facility will be subject to an interest pricing grid based on the Company's Fixed Charge Coverage (as defined by the Indenture).

On June 27, 2003, Halpern Denny, Greenlight and the Company entered into an equity recapitalization agreement pursuant to which the parties agreed to a recapitalization of our equity structure (the “Equity Recap”).  The Board of Directors has approved the Equity Recap.  In the Equity Recap, (a) Halpern Denny will exchange all of its equity interests in the Company for $57.0 million face amount of a new Series Z Preferred Stock and (b) all other outstanding preferred stock, including the Series F Preferred Stock to be issued in full payment of the outstanding EnbcDeb Notes, will be converted into common stock.  The Equity Recap is subject to stockholder approval, which will be voted on at the annual stockholders meeting in September 2003, and other customary conditions.  The Agreement among the parties includes an undertaking by the parties thereto to vote in favor of the Equity Recap.  Assuming that such stockholder approval is received, following the closing of the Equity Recap, the Stockholder Agreement will terminate and Greenlight will beneficially own approximately 92% of the Company’s outstanding common stock and the warrants issued to the holders of the $140 Million Facility will represent approximately 4.3% of our common stock in the aggregated.

On June 19, 2001, the Company consummated a private placement of 140,000 units consisting of $140 million of Senior Increasing Rate Notes due 2003 with detachable warrants for the purchase of 13.7 million shares of the Company’s Common Stock, exercisable at $.01 per share (the “$140 Million Facility”).  The proceeds, net of discount and related offering expenses, were $122.4 million.  The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition, to repay the Company’s then-existing bank debt and for general working capital purposes.  The $140 Million Facility initially bore interest at 13.00% per annum increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum of 18.00%.  In addition, since the Company has not completed a registered exchange offer for the $140 Million Facility, the Company began paying additional interest on the $140 Million Facility on November 17, 2001 at the rate of 0.25% per annum increasing by 0.25% each 90 days that such default continues up to a maximum rate of additional interest of 1% per annum.  As of July 1, 2003, the $140 Million Facility bore interest at a rate of 19%.  This facility was repaid with the proceeds of the $160 Million Facility as previously discussed.

On June 19, 2001, the Company obtained a $35.0 million asset-backed secured loan to its wholly owned non-restricted subsidiary, EnbcDeb Corp. The proceeds, net of discount and related offering expenses, were $32.2 million.  The proceeds were utilized to fund a portion of the purchase price for the Einstein Acquisition.  The asset-backed loan, for which EnbcDeb Corp. issued increasing rate notes (the “EnbcDeb Notes”), is secured by Einstein bonds owned by EnbcDeb Corp.  The EnbcDeb Notes matured on June 15, 2002.  Because EnbcDeb Corp. is a non-restricted subsidiary, a default on the EnbcDeb Notes does not result in a default under the Notes or the Company’s revolving loan facility.  Interest on the EnbcDeb Notes initially accrues at the rate of 14.0% per annum, increasing by 0.35% on the fifteenth day of each month following issuance, plus 2.0% per annum penalty on overdue amounts.  As previously mentioned, since the EnbcDeb Notes matured on June 15, 2002, the additional 2.0% penalty is effective as a result of the default. Interest is payable on the fifteenth day of every month and may be paid in kind at the Company’s option.  As of July 1, 2003, the EnbcDeb Notes had a carrying value of $4.7 million and bore interest at 23.0%.  The Company must apply all proceeds relating to the Einstein bonds to the repayment of the EnbcDeb Notes.  To the extent that the proceeds received are insufficient to repay the EnbcDeb Notes in full, the holders of the EnbcDeb Notes will have the option to require the Company to issue them preferred stock having a redemption value equal to the deficiency.  If the amount of such deficiency is less than $5.0 million, then the preferred stock will be entitled to an annual cash dividend equal to 17.0% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 5% of its fully diluted Common Stock.  If the amount of the deficiency is $5.0 million or greater, then the preferred stock will be entitled to an annual cash dividend equal to 18% per annum, increasing 100 basis points per month until the preferred stock is redeemed, and the Company will be required to issue warrants to purchase 10% of its fully diluted Common Stock.  The Company has classified these contingently issued warrants as a derivative liability within its consolidated balance sheet.

On January 17, 2001, the Company entered into a Bond Purchase Agreement with Greenlight.  Pursuant to the agreement, Greenlight formed a limited liability company, Greenlight New World, L.L.C.  (“GNW”), and contributed $10 million to GNW to purchase Einstein bonds. The Company is the exclusive manager of GNW.  The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter  (the  “Guaranteed   Return”).  As of July 1, 2003 the interest rate was 19%.  In connection with the agreement, the Company issued Greenlight warrants to purchase an aggregate of 4,242,056 shares of its Common Stock at $0.01 per share. On June 19, 2001, GNW, Greenlight, and the Company entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes.  The Company is required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes.  To the extent that there are any excess proceeds, the Company is required to pay them to Greenlight.  If Greenlight does not receive a return equal to its Guaranteed Return, the Company is obligated to issue Greenlight Capital Series F preferred stock with a face amount equal to the deficiency and warrant coverage equal to 1.125% of its fully diluted Common Stock for each $1 million of deficiency (this obligation will cease on June 30, 2003 and no additional warrants will be accrued after that date, if and when the Equity Recapitalization is consumated).  The Company has classified these contingently issuable warrants as a derivative liability within its consolidated balance sheet.

The Company plans to satisfy its capital requirements for the balance of fiscal 2003 through cash flow from operations and borrowings under its revolving loan facility.

Seasonality and General Economic Trends

The Company anticipates that its business will be affected by general economic trends that affect retailers in general.  While the Company has not operated during a period of high inflation, management believes based on industry experience that the Company would generally be able to pass on increased costs resulting from inflation to its customers.  The Company’s business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by the Company of existing stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings.  Although few, if any, of the Company’s employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for its employees, which would increase its labor costs and those of the Company’s franchisees and licensees.

Risk Factors

Risk Factors Relating to the Company’s Financial Condition

The Company has and expects to continue to have a substantial amount of debt.

The Company has a high level of debt and is highly leveraged.  In addition, the Company may, subject to certain restrictions, incur substantial additional indebtedness in the future.  The Company’s high level of debt could:

•                                          make it difficult for the Company to satisfy its obligations under its indebtedness;

•                                          limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

•                                          increase the Company’s vulnerability to downturns in its business or the economy generally;

•                                          limit the Company’s ability to withstand competitive pressures from its less leveraged competitors; and

•                                          harm the Company if it fails to comply with the covenants in the instruments and agreements governing its indebtedness, because a failure could result in an event of default that, if not cured or waived, could result in all of the Company’s indebtedness becoming immediately due and payable, which could render the Company insolvent.

The Company may not be able to generate sufficient cash flow to make payments under its indebtedness due to events that are beyond the Company’s control.

Economic, financial, competitive, legislative and other factors beyond the Company’s control may affect its ability to generate cash flow from operations to make payments on its indebtedness and to fund necessary working capital.  A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity.  If the Company is unable to generate sufficient cash flow to make payments on its debt, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing its debt, selling assets or raising equity.  The Company cannot assure you that any of these alternatives could be accomplished on satisfactory terms, if at all, or that they would yield sufficient funds to service the Company’s debt.

Risk Factors Relating to the Company’s Business

The Company faces potential regulatory sanctions and civil and criminal penalties and claims for monetary damages and other relief.

The Securities and Exchange Commission has initiated an investigation relating to the reasons for the Company’s delay in filing its Form 10-K for fiscal 2001 and the resignation of the Company’s former Chairman, R. Ramin Kamfar, and the termination for cause of its former Chief Financial Officer, Jerold E. Novack.  The Company is cooperating fully with the Commission’s investigation.  The Company is also cooperating fully with a Department of Justice inquiry relating to the above-referenced issues.  Given the early stage of these matters, the Company cannot predict the outcome, and it cannot assure you that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on its business, prospects and financial condition.

The Company is vulnerable to fluctuations in the cost, availability and quality of its ingredients.

The cost, availability and quality of the ingredients the Company uses to prepare its food is subject to a range of factors, many of which are beyond the Company’s control.  Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of the Company’s ingredients.  The Company has no control over fluctuations in the price of commodities, and no assurance can be given that the Company will be able to pass through any cost increases to its customers.  The Company is dependent on frequent deliveries of fresh ingredients, thereby subjecting the Company to the risk of shortages or interruptions in supply.  All of these factors could adversely affect the Company’s business and financial results.

The Company heavily depends on its suppliers and distributors.

The Company currently purchases its raw materials from various suppliers.  Though to date the Company has not experienced any difficulties with its suppliers, the Company’s reliance on its suppliers subjects the Company to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity.  Any disruption in the supply of or degradation in the quality of the raw materials provided by the Company’s suppliers could have a material adverse effect on the Company’s business, operating results and financial condition.  In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on the Company’s efforts to develop a strong brand identity and a loyal consumer base.

The Company depends on its distributors to distribute frozen dough and other materials to the Company’s locations.  The Company recently replaced a single national distributor with six regional custom distributors.  If any one or more of such distributors fails to perform as anticipated, or if there is any disruption in any of the Company’s distribution relationships for any reason, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces the risk of increasing labor costs that could adversely affect the Company’s continued profitability.

The Company is dependent upon an available labor pool of unskilled employees, many of whom are hourly employees whose wages may be impacted by an increase in the federal or state minimum wage.  Numerous proposals have been made on state and federal levels to increase minimum wage levels.  Although few, if any, of the Company’s employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for the Company’s employees, which would increase its labor costs and those of the Company’s franchisees and licensees.  A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs.  An increase in labor costs could have a material adverse effect on the Company’s income from operations and decrease the Company’s profitability and cash available to service its debt obligations if the Company is unable to recover these increases by raising the prices the Company charges its consumers.

The Company is vulnerable to changes in consumer preferences and economic conditions that could harm its financial results.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends.  Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations.  In addition, inflation and increased food and energy costs may harm the restaurant industry in general and the Company’s locations in particular.  Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm the Company’s business, prospects, financial condition, operating results or cash flow.  The Company’s continued success will depend in part on its ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

There is intense competition in the restaurant industry.

The Company’s industry is intensely competitive and there are many well established competitors with substantially greater financial and other resources.  In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against the Company.  In addition, in virtually every major metropolitan area in which the Company operates or expect to enter, local or regional competitors already exist.

The Company faces the risk of adverse publicity and litigation in connection with its operations.

The Company is from time to time the subject of complaints or litigation from its consumers alleging illness, injury or other food quality, health or operational concerns.  Adverse publicity resulting from these allegations may materially adversely affect the Company, regardless of whether the allegations are valid or whether the Company is liable.  In addition, employee claims against the Company based on, among other things, discrimination, harassment or wrongful termination may divert the Company’s financial and management resources that would otherwise be used to benefit the future performance of the Company’s operations.  The Company has been subject to claims from time to time, and although these claims have not historically had a material impact on the Company’s operations, a significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect the Company’s business, prospects, financial condition, operating results or cash flows.

The Company relies in part on its franchisees.

The Company relies in part on its franchisees and the manner in which they operate their locations to develop and promote the Company’s business.  Although the Company has developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas.  The failure of franchisees to operate franchises successfully could have a material adverse effect on the Company, its reputation, its brands and the Company’s ability to attract prospective franchisees.

The Company faces risks associated with government regulation.

Each of the Company’s locations is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which they are located.  A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on the Company and the results of our operations.

In addition, the Company’s franchise operations are subject to regulation by the Federal Trade Commission.  The Company’s franchisees and the Company must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to the Company’s business.  The failure to comply with federal, state and local rules and regulations would have an adverse effect on the Company’s franchisees and the Company

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Although the Company is not aware of any environmental conditions that require remediation by the Company under federal, state or local law at the Company’s properties, the Company has not conducted a comprehensive environmental review of its properties or operations and no assurance can be given that the Company has identified all of the potential environmental liabilities at its properties or that such liabilities would not have a material adverse effect on the Company’s financial condition.

We may need additional financing in the future.

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

The Company believes that its trademarks and other proprietary rights are important to its success and the Company’s competitive position.  Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks and proprietary rights.  However, the actions taken by the Company may be inadequate to prevent imitation of the Company’s products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by the Company.  In addition, others may assert rights in the Company’s trademarks and other proprietary rights.

The holders of our Series F Preferred Stock control the Company.

Halpern Denny III, L.P. (“Halpern Denny”), one of the holders of Series F preferred stock, currently beneficially owns 50.1% of the Company’s Common Stock.  The other holders of the Company’s Series F preferred stock currently beneficially own an aggregate of an additional 39.5% of the Company’s Common Stock.  In addition, because the Series F preferred stock has remained outstanding for more than one year, the holders of Series F preferred stock are entitled to receive additional warrants.  In addition, the holders of Series F preferred stock currently have the right to designate up to four members of the Company’s board of directors and, in the event that any dividends on the Series F preferred stock are in arrears, or if the Series F preferred stock is not redeemed in accordance with its terms, the holders of the Series F preferred stock will be entitled to designate at least 50% of the members of the Company’s board of directors.  Pursuant to applicable law, we have been unable to pay the Series F preferred stock dividends that were due to them on June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 and June 30, 2003.  Such dividends are being accrued.  This concentration of voting power could allow Halpern Denny and/or the other holders of the Series F preferred stock to direct the Company’s affairs, and may also have the effect of delaying or preventing a change of control.

If the Equity Recap is consummated, Greenlight will beneficially own approximately 92% of our outstanding common stock, which would allow Greenlight to direct our affairs and which may also have the effect of delaying or preventing a change of control.

There can be no assurance that the Equity Recapitalization will be consummated.

Halpern Denny, Greenlight and we have entered into an equity recapitalization agreement pursuant to which the parties agreed to a recapitalization of our equity structure. Our Board of Directors has approved the Equity Recap. In the Equity Recap, (a) Halpern Denny will exchange all of its equity interests in the company for $57.0 million face amount of a new Series Z preferred stock and (b) all other outstanding preferred stock, including the Series F preferred stock to be issued in full payment of the outstanding EnbcDeb Notes, will be converted into common stock. See "Description of Capital Stock—Equity Recapitalization." The Equity Recap is subject to stockholder approval and other customary conditions. Although the agreement among the parties includes an undertaking by the parties thereto to vote in favor of the Equity Recap, there can be no assurance that such stockholder approval will be obtained. If the Equity Recap is not consummated, for any reason, we will continue to be controlled by the holders of our Series F preferred stock and be bound by the terms and conditions contained in a stockholders agreement (the "Stockholders Agreement"), dated January 18, 2001, as amended March 29, 2001, June 19, 2001 and July 9, 2001, among the Company, BET Associates, L.P. ("BET"), Brookwood New World Investors, LLC ("Brookwood"), Halpern Denny, Greenlight and certain of its affiliates. See "Management—Certain Relationships and Related Transactions."

Item 3.  Quantitative and Quantitative Disclosures About Market Risk

Through July 1, 2003, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

Our accounts receivable are subject, in the normal courses of business, to collection risks.  We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.

Our debt at July 1, 2003 is principally comprised of the Senior Increasing Rate Notes due 2003, the revolving loan facility and the EnbcDeb Notes.  A 100 basis point increase in market interest rates would have no effect on our borrowing costs, as interest is paid at rates defined under the respective agreements.  However, an increase in prevailing market interest rates could negatively affect the market value of our outstanding notes.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer (who also serves as the Company’s principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2003.  Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.

APRIL 1, 2002

Item 1.    Legal Proceedings.

On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of the former Chairman, R. Ramin Kamfar, and the termination for cause of the former Chief Financial Officer, Jerold Novack, and the delay in filing the Form 10-K for 2001.  The Company is cooperating fully with the investigation.  The Company is also cooperating fully with a recent Department of Justice inquiry relating to these issues.  Further, several of the former and present officers and directors have requested that the Company advance reasonable legal expense on their respective behalf to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation.  The Company is fulfilling its obligations as required by applicable law and the Company’s By-Laws.

On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a purported class action complaint against Einstein in the Superior Court for the State of California, County of San Francisco.  The plaintiffs allege that Noah’s failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California and Business Profession Code Section 17200.  As a result of subsequent communications regarding the circumstances under which the Company purchased Einstein out of bankruptcy, the plaintiffs filed a first amended complaint disclaiming back wages for the period prior to June 19, 2001.  However, the first amended complaint added as defendants certain former directors and officers of Einstein.  The first amended complaint also added a second cause of action seeking to invalidate releases obtained from Noah’s assistant managers pursuant to the settlement of a Department of Labor investigation.  The Company filed a demurrer to the first amended complaint, which the plaintiffs opposed.  Subsequent to the filing of that demurrer, the Company procured a dismissal without prejudice of the claims brought against Paul Murphy, the only individual defendant the Company employed subsequent to its acquisition of Einstein.  The plaintiffs subsequently stipulated to the severance of the claims against the Company and those against the remaining individual defendants.  The stipulation provides that the plaintiffs will file separate second amended complaints against the Company and against the remaining individual defendants.  As a result, the Company’s demurrer will be taken off calendar.  The Company will have thirty days from the date of the filing of the second amended complaint to refile the Company’s demurrer.

On March 31, 2003, Jerold E. Novack, the former Chief Financial Officer, Secretary, and shareholder of the Company, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, Chairman and Chief Executive Officer of the Company, and William J. Nimmo, a member of the Board of Directors.  The complaint purports to state claims for breach of plaintiff’s employment contract with the Company, breach of the Company’s fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff “for cause” was invalid.  As a basis for his purported claims, the plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement.  Furthermore, the plaintiff asserts that he was defamed by certain of defendants’ public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act.  The Company intends to vigorously oppose the plaintiff’s purported claims.  The Company was served with the complaint on May 2, 2003.  On June 23, 2003, the Company filed its answer and counterclaims as well as a motion to dismiss certain of the claims against it.  That motion is pending with the court.

On June 4, 2003, Ramin Kamfar, our former Chairmen of the Board and Chief Executive Office, filed an action in the United States District Court for the Southern District of New York Against us and Anthony Wedo, our current Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages.  In this action, Mr., Kamfar alleges that we breached confidentiality and non-disparagement provisions in his separation agreement with us by disclosing certain financial and other terms contained therein.  Mr. Kamfar is seeking damages of at least $7.0 million.  As of the data of this filing, we have not yet been served with the complaint relating to this action.  We believe that the claims of Mr. Kamfar are without merit, and we intend to vigorously defend ourself and Mr. Wedo in this matter.

In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan Bagel Company.  This judgment represents amounts for corporate income taxes for the period from 1996 to 2000, and sales and use taxes for the period from 1995 to 1997.  At that same time, the Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200, for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002.  Manhattan Bagel Construction Company ceased operations in or about early 1997 and has existed since that time only as a non-operating entity with no assets.  Therefore, the Company is currently working with the New Jersey Division of Taxation to have all tax assessments for the period after Manhattan Bagel Construction Company ceased operations removed, and that portion of the judgment deemed satisfied.  With regard to taxes imposed for the period prior to early 1997, the Company believes those amounts are barred from being asserted against Manhattan Bagel Company, to the extent they otherwise could have been, because they were not asserted in Manhattan Bagel Company’s November 1997 bankruptcy proceeding.

On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against the Company alleging fraudulent inducement and violations of New York General Business Law Article 33.  The franchisee seeks damages in the amount of $750,000.  New World has asserted a counterclaim in the arbitration seeking amounts owed under the franchisee’s franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000.  An arbitrator has been selected and document exchange is complete.  Hearings were scheduled for June 2002 but have been postponed by order of the arbitrator.

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

On March 17, 2003, Jason and Andrew Gennusa, former employees of the Company and founders of Manhattan Bagel Company, filed suit against the Company in the Superior Court of New Jersey, Monmouth County.  As the founders of Manhattan Bagel Company, the plaintiffs claim to be reproducing the “original formula” Manhattan Bagel dough, and selling it to franchisees at a competitive price.  Their complaint seeks a judgment declaring that their production and sale of this bagel dough to franchisees does not violate various non-competition covenants and confidentiality agreements they previously entered into with the Company.  Furthermore, the plaintiffs seek a declaration that the “original recipe” bagel dough they manufacture is not a trade secret of the Company and that their manufacture and sale of the dough is not in violation of intellectual property law.  The Company has not yet answered or otherwise responded to plaintiffs’ complaint.  We answered plaintiff's complaint on May 14, 2003, and filed counterclaims and a motion for the preliminary injunction on June 2, 2003.  On July 22,2003, we announced that this lawsuit had been settled.  As part of the settlement, the plaintiffs acknowledged that Manhattan Bagel franchises are obligated under their franchise agreements to purchase frozen bagel dough only from suppliers approved by Manhattan Bagel Corp. and New World and withdrew their request for an injunction that would have allowed such franchises to purchase frozen dough from unapproved outside suppliers.

On June 2, 2003, a group of four Manhattan Bagel franchisees filed a lawsuit captioned Kaufman et al. v. New World Restaurant Group, Inc. in the Superior Court of New Jersey, Chancery Division, Monmouth County.  In their complaint, plaintiffs allege that since we closed our Eatontown, New Jersey baking facility and began contracting with Harlan Bakeries, the quality of its bagels has suffered.  As a result of this alleged decline in bagel quality, plaintiffs claim that they will lose bagel sales and customer goodwill if they continue to purchase their bagels from Harlan Bakeries in accordance with the terms of their franchise agreements.  Alleging claims for breach of contract, consumer fraud, constructive termination of the franchise agreements, and violation of the New Jersey Franchise Practices Act, plaintiffs seek a judgment permitting their purchase of “New York style” bagels from any third-party supplier, enjoining our termination of their franchise agreements because of their purchase of such non-approved bagels, and awarding to plaintiffs damages in an unspecified amount.  The Company’s time to answer or otherwise respond to the complaint has not yet elapsed.  We intend to defend this matter vigorously.

Special Situations Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, “Special Situations”), holders of Series F preferred stock, had notified the Company that they believe that material misrepresentations were made to them in June 2001 in connection with their purchase of the  stock.  Special Situations filed a complaint in the United States District Court for the Southern District of New York regarding this claim.  Special Situations alleged various contractual and tort claims against the Company, as well as Ramin Kamfar, the former Chairman of the Board of Directors, Jerold Novack, the former Chief Financial Officer, and Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd. (collectively, “Greenlight”), another holder of the Series F preferred stock.  Special Situations sought, among other relief, damages in the amount of at least $5,166,000 and the equitable remedy of rescission of its purchase of stock.  Prior to responding to Special Situations’ complaint, the Company and Special Situations entered into a settlement agreement and release on April 29, 2003, pursuant to which the Company agreed to settle Special Situations’ claims against the Company and its present and former officers, directors, agents and other representatives, and Special Situations agreed to release those entities and individuals, in exchange for payment to Special Situations of $176,000. A Notice of Voluntary Withdrawal was filed by Special Situations with the United States District Court for the Southern District of New York on May 5, 2003.

On February 28, 2003, the Company’s former insurance broker of record filed suit in Superior Court of the State of California, County of Orange, against the Company and its subsidiaries, alleging wrongful termination of the Company’s brokerage contract with plaintiff, Pension & Benefit Insurance Services, Inc. (“PBIS”), which deprived PBIS of brokerage commissions.  PBIS’s complaint asserts claims for breach of contract, reasonable value of services, intentional interference with prospective advantage and negligent interference with prospective advantages.  Plaintiff seeks $500,000 in consequential damages and $20 million in punitive damages.  Prior to responding to PBIS’s complaint, the Company entered into a settlement agreement with PBIS on April 2, 2003.  As consideration for PBIS’s agreement to settle and dismiss this matter, the Company agreed to list PBIS as its insurance broker of record until at least the end of 2003.  A Request for Dismissal of the suit was filed by PBIS with the Superior Court of the State of California, County of Orange on April 9, 2003.

On April 7, 2003, General Electric Capital Corp. filed an action in the Supreme Court for the State of New York, County of New York, against the Company and its franchisee, captioned General Electric Capital Corp. v. New World Coffee/Manhattan Bagels, Inc. et al.  In its complaint, plaintiff asserts that it entered into certain equipment lease agreements with the Company on April 18, 2001, and with the franchisee on February 26, 2001, upon which the Company and its franchisee subsequently defaulted.  As a result of those alleged defaults, plaintiff purports to state claims against defendants for breach of contract, conversion, unjust enrichment, foreclosure of security interest, and replevin, and demands damages from defendants, jointly and severally, in the total specified amount of $118,555.49, plus late charges, taxes, interest, costs and attorneys’ fees.  The plaintiff has dismissed its claim against the Company with prejudice.

On December 28, 2001, Robert Higgs, a franchisee, filed a complaint against the Company and its officers and agents in New Jersey (Superior Court of New Jersey, Case No. OCN-L-2153-99) alleging breach of contract, breach of fiduciary duties and tortuous interference with contract and business opportunities.  The complaint was subsequently withdrawn by the franchisee without prejudice.  In February 2002, the franchisee filed a new complaint against the Company and its officers and agents alleging breach of contract, breach of fiduciary duties, tortuous interference with contract and business opportunities, and violations of New Jersey’s franchise law.  The franchisee seeks damages in an unspecified amount, punitive damages, costs and attorneys’ fees.  The Company moved to dismiss all of the claims in the new complaint.  The court dismissed the breach of fiduciary duty claims and one of the breach of contract claims.  Discovery requests have been served by the Company.  This matter has been settled.

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

10.61       Buchwald Consulting Agreement (Chairman of recently created Advisory committee to the Board of Directors)

31.1         Certification by Chief Executive Officer (who also serves as the Company’s principal accounting officer) pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification by Chief Executive Officer (who also serves as the Company’s principal accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K filed during the quarter ended July 1, 2003

5/15/03 New World Reports Results for 2002 and Restated Results for 2001, 2000.

5/16/03 Company intends to offer approximately $160 Million of senior secured notes due 2008.

6/18/03 New World Announces Standstill Agreements; Continues to actively pursue refinancing of existing debt.

6/27/03 New World Announces Equity Restructuring Agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.

Date:	August 15, 2003	By: /s/ ANTHONY D. WEDO
Anthony D. Wedo
Chairman and Chief Executive Officer