Form 10-Q
period 2003-09-30
NEW WORLD RESTAURANT GROUP INC
filed 2003-11-14
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, 9,841,828 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEW WORLD RESTAURANT GROUP, INC.

September 30, 2003

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations for the three-months and nine-months ended September 30, 2003 and October 1, 2002	4

	Consolidated Statements of Cash Flows for the nine-months ended September 30, 2003 and October 1, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-months and nine-months ended September 30, 2003 and October 1, 2002	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II:	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	30

	SIGNATURES

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(in thousands, except share information)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,180	$10,705
Restricted cash	2,028	—
Franchise and other receivables, net of allowance of $2,007 and $1,955	5,931	5,775
Current maturities of notes receivables	84	194
Inventories	4,805	5,005
Prepaid expenses and other current assets	7,113	3,180
Total current assets	26,141	24,859

Property, plant and equipment, net	70,990	81,254
Trademarks and other intangibles, net	92,265	98,134
Goodwill, net	4,875	4,875
Debt issuance costs and other assets	8,826	1,526
Total Assets	$203,097	$210,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$9,893	$6,766
Accrued expenses	27,655	31,872
Short term debt and current portion of long-term debt	5,655	150,872
Current portion of obligations under capital leases	98	100
Total current liabilities	43,301	189,610

Senior notes and other long-term debt	161,400	11,011
Obligations under capital leases	76	360
Derivative liability	—	2,847
Other liabilities	10,509	10,560
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 and 0 shares authorized; 57,000 and 0 shares issued and outstanding	57,000	—
Total liabilities	272,286	214,388

Series F Preferred Stock, $.001 par value, $1,000 per share liquidation value; 0 and 116,000 shares authorized; 0 and 89,698 shares issued and outstanding	—	84,932

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 and 2,491,567 shares authorized; 9,841,828 and 847,413 shares issued and outstanding	10	1
Additional Paid-In capital	175,586	86,657
Accumulated deficit	(244,785)	(175,330)
Total stockholders’ deficit	(69,189)	(88,672)
Total Liabilities and Stockholders’ Deficit	$203,097	$210,648

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND OCTOBER 1, 2002
AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND OCTOBER 1, 2002
(UNAUDITED)
(in thousands, except earnings per share and related share information)

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2003	October 1, 2002	September 30, 2003	October 1, 2002
Revenues:
Retail sales	$86,975	$91,367	$266,302	$275,935
Manufacturing revenues	4,798	5,893	15,976	17,903
Franchise related revenues	1,454	1,437	3,909	4,084
Total revenues	93,227	98,697	286,187	297,922
Cost of sales	79,780	80,701	242,456	241,833
General and administrative expenses	8,649	12,253	27,293	34,898
Depreciation and amortization	7,128	8,245	21,425	23,240
Charges and (adjustments) for integration and reorganization cost	(153)	3,301	(153)	2,749
Loss from operations	(2,177)	(5,803)	(4,834)	(4,798)
Interest expense, net	(10,187)	(9,943)	(28,458)	(34,547)
Cumulative change in the fair value of derivatives	1,063	4,056	993	198
Loss on exchange of Series F Preferred Stock due to Equity Recap	(23,007)	—	(23,007)	—
Other income	134	2,366	705	2,471
Loss before income taxes	(34,174)	(9,324)	(54,601)	(36,676)
Provision for income taxes	—	214	430	366
Net loss	(34,174)	(9,538)	(55,031)	(37,042)
Dividends and accretion on Preferred Stock	—	(6,926)	(14,424)	(20,455)
Net loss available to common stockholders	$(34,174)	$(16,464)	$(69,455)	$(57,497)
Net loss per common share – Basic and Diluted	$(13.55)	$(11.47)	$(36.87)	$(45.12)
Weighted average number of common shares outstanding: Basic and Diluted	2,521,491	1,435,892	1,883,770	1,274,441

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND OCTOBER 1, 2002
(UNAUDITED)

(in thousands)

	September 30, 2003	October 1, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,031)	$(37,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,425	23,240
Charges and (adjustments) for integration and reorganization	(153)	2,749
Cumulative change in fair value of derivatives	(993)	(198)
Amortization of debt issuance costs	759	1,726
Amortization of debt discount	1,916	9,225
Notes issued as paid in kind for interest on Bridge loan	510	3,282
Issuance of Standstill and other warrants	3,132	—
Greenlight interest	1,025	1,309
Stock issued for compensation and consulting	—	352
Gain on sale of debt securities	—	(2,537)
Loss on exchange of Series F Preferred Stock due to Equity Recap	23,007	—
Reduction in Bridge loan due to Equity Recap	(615)	—
Changes in operating assets and liabilities:
Franchisee and other receivables	(46)	4,357
Accounts payable and accrued expenses	2,289	(10,843)
Other assets and liabilities	(3,591)	(4,652)
Net cash used in operating activities	(6,366)	(9,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,292)	(3,513)
Proceeds from the sale of assets held for resale	—	1,397
Proceeds from the sale of investment in debt securities	—	36,711
Net cash provided by (used in) investing activities	(5,292)	34,595

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	4,500	3,000
Repayments of line of credit	(6,000)
Repayment of notes payable	(801)	(36,721)
Proceeds from issuance of $160 Million Facility	160,000	—
Repayment of $140 Million Facility	(140,000)	—
Advance refunding of NJEDA (restricted cash)	(2,028)
Debt issuance costs	(8,538)	—
Net cash provided by (used in) financing activities	7,133	(33,721)

Net decrease in cash	(4,525)	(8,158)
Cash and cash equivalents, beginning of period	10,705	15,478
Cash and cash equivalents, end of period	$6,180	$7,320

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of New World Restaurant Group, Inc.’s (“the Company”) financial position at September 30, 2003 and the results of its operations for the three-month and nine-month periods ended September 30, 2003 and October 1, 2002 and its cash flows for the nine-month periods ended September 30, 2003 and October 1, 2002.  All such adjustments are of a normal recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for future periods.  The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2002.

The unaudited information included in the consolidated financial statements for the three months and nine months ended September 30, 2003 and October 1, 2002 includes the results of operations of the Company for the 13 weeks and 39 weeks then ended.

Certain reclassifications have been made to conform previously reported data to the current presentation.

2.  Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses in recent years, and such losses have continued through unaudited periods in 2003.  The Company also has a deficit in stockholders’ equity of approximately $69,189,000 as of September 30, 2003.

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

The Company continues its on-going process of identifying, evaluating and implementing cost reduction initiatives.  The primary cost areas in which these initiatives are focused are supply chain, store level operations, manufacturing operations and overhead.  Examples of key initiatives that have been recently implemented or are currently in process include menu optimization to remove and/or modify inefficient products, upgrade/deployment of technology to enable more accurate identification and tracking of cost of products sold, and realignment and consolidation of the executive team resulting in a reduction in overhead.  The Company believes that its current business plan will improve its operating results and cash flow in the future.

3.  Background on Historic Financing Activities and the Equity Recapitalization

In August 2000, the Company began raising funds with the intent of acquiring Einstein Noah Bagel Corp. (“ENBC”), which had declared Chapter 11 bankruptcy on April 27, 2000. Part of the acquisition strategy was to acquire ENBC bonds in the open market. In order to finance the bond purchases, the Company was required to raise capital through a series of debt and equity offerings. On June 19, 2001, the Company purchased substantially all the assets of ENBC for $160.0 million, along with the assumption of certain liabilities subject to adjustment to the extent they exceeded $30.0 million.

For the period August 2000 through June 19, 2001, the Company engaged in several financing transactions with various entities to acquire the bonds of ENBC and consummate the purchase in the bankruptcy auction. The face amount of these financings was $250.0 million, which consisted of $185.0 million of debt and $65.0 million of preferred stock. The maturity date on the debt ranged from one to two years.  Preferred stock agreements required additional warrants and dividends in the event that they were not redeemed within a certain period. Please refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2002 for a complete summary of these transactions.

Between June 2001 and May 2003, (1) the Company’s common stock was delisted from the Nasdaq National Market as a result of violations of two rules relating to stockholder approval for equity issuances, (2) unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and employees, (3) the Company engaged Grant Thornton LLP to re-audit the Company’s financial statements for fiscal 2001 and fiscal 2000 as a result of the accounting treatment applied primarily to debt and preferred stock related effective interest and derivative liabilities, and (4) the Company incurred non-recurring expenditures in connection with the investigation of the unauthorized bonus payments, the re-audit of its financial statements and proposed refinancing of its $140 Million of Senior Increasing Rate Notes (“$140 Million Facility”).  In addition, the Company defaulted in the repayment of the $35 million assets-backed loan to the Company’s non-restricted subsidiary, New World EnbcDeb Corp. (“Bridge Loan”), which matured on June 15, 2002.

 In October 2002, the Company engaged CIBC World Markets Corp. (“CIBC”) as its exclusive financial advisor in connection with its review of strategic alternatives to rationalize its capital structure. From October 2002 to June 2003, the Company reviewed a variety of transactions and alternatives for its business. On June 26, 2003, the Company’s board of directors approved an equity restructuring (more fully described below) as being fair and in the best interest of the Company.

On July 8, 2003, the Company issued $160.0 million of 13% senior secured notes due 2008 (“$160 Million Facility”) to replace its $140 Million Facility. The $160 Million Facility was offered by the Company and guaranteed, jointly and severally, by all present and all future subsidiaries of the Company other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes).  The Company used the net proceeds of the offering, among other things, to refinance the $140 Million Facility.

On July 8, 2003, the Company entered into a three-year, $15.0 million senior secured revolving credit facility with AmSouth Bank (“AmSouth Revolver”).

Halpern Denny Fund III, L.P. (“Halpern Denny”), Greenlight Capital, L.P. (“Greenlight Capital”), Greenlight Capital Qualified, L.P. (“Greenlight Qualified”), Greenlight Capital Offshore, Ltd. (“Greenlight Offshore”), Brookwood New World Investors, L.L.C. (“Brookwood”) and NWCI Holdings, LLC (“NWCI”, and with Greenlight Capital, Greenlight Qualified, Greenlight Offshore and Brookwood, “Greenlight”) and the Company entered into an equity restructuring agreement pursuant to which the parties agreed to a recapitalization of the Company’s equity structure  The board of directors approved the equity restructuring on June 26, 2003 and the Company’s stockholders approved the equity restructuring on September 24, 2003.  As contemplated by the equity restructuring agreement, the Company effected the following equity restructuring (the “Equity Recap”):

a) each stockholder received 0.6610444 new shares of common stock for every share of common stock held by such stockholder pursuant to a 1.6610444-for-one forward stock split in order to effect the transactions contemplated by the equity restructuring agreement;

b) the per share exercise price and the number of shares of common stock issuable upon the exercise of each outstanding option or warrant (other than the warrants that were issued in connection with the $140 Million Facility pursuant to the Warrant Agreement dated June 19, 2001, as amended between The Bank of New York, as warrant agent and us (the “Warrant Agreement”)) were adjusted to reflect the forward stock split;

c) the Company issued Halpern Denny 57,000 shares of Series Z Preferred Stock, par value $0.001 per share in exchange for 56,237.994 shares of Series F Preferred Stock, par value $0.001 per share (including accrued and unpaid dividends, which were payable in additional shares of Series F Preferred Stock), 23,264,107 shares of common stock and warrants to purchase 13,711,054 shares of common stock (collectively, the “Halpern Denny Interests”); and

d) immediately following the forward stock split, the Company issued Greenlight 938,084,289 shares of common stock in exchange for 61,706.237 shares of Series F Preferred Stock.  These shares of Series F Preferred Stock include i) shares originally issued as Series F Preferred Stock, ii) shares converted into Series F Preferred Stock from the $10.0 million contribution plus accreted interest resulting from the Bond Purchase Agreement (“Greenlight Obligation”) and iii) shares converted into Series F Preferred Stock from the Bridge Loan (which was acquired by Greenlight from Jefferies & Company, Inc.).

In connection with the Equity Recap, the Company, Halpern Denny and Greenlight terminated the stockholders agreement dated January 18, 2001, as amended.

Immediately following the completion of the Equity Recap, the Company had 984,182,839 shares of common stock, no shares of Series F Preferred Stock, 57,000 shares of Series Z Preferred Stock, and 105,925,675 shares of common stock reserved for issuance pursuant to outstanding options and warrants.

The Company then completed a 1-for-100 reverse stock split.  Upon completion of the 1-for-100 reverse stock split, the Company had 9,841,828 outstanding shares of common stock, 57,000 shares of Series Z Preferred Stock and 1,059,257 shares of common stock reserved for issuance pursuant to outstanding options and warrants. Taking into account both the forward and reverse stock splits, shareholders now have one share of common stock for every 60.20309 shares previously held.  For comparative purposes, unless otherwise stated, share and per share amounts for all historical periods presented in the financial statements have been restated to give effect to both of these splits.

Following the closing of the Equity Recap, Greenlight beneficially owned approximately 92% of the Company’s common stock on a fully diluted basis and the warrants issued pursuant to the Warrant Agreement represented approximately 4.3% of the Company’s common stock on a fully diluted basis.

The exchange of the Halpern Denny Interests for Series Z Preferred Stock resulted in a reduction of the Company’s effective dividend rate relative to that required by the Series F Preferred Stock, and as a result of this and other factors, the Company accounted for this transaction as troubled debt restructuring as required by Statement of Financial Accounting Standard (“SFAS”) No. 15 , Accounting by Debtors and Creditors for Troubled Debt Restructurings.  The Series Z Preferred Stock is recorded in the accompanying balance sheet (Note 5) at its full face value of $57.0 million, which represents the total required future cash payments given that the Series Z Preferred Stock does not require dividends.  Given that a portion of this exchange included the receipt of the Company’s common stock and warrants previously held by the Halpern Denny Interests, the Company did not recognize a gain from troubled debt restructuring.

The Greenlight exchange of the Series F Preferred Stock into common shares was recorded at fair value (which was based on the underlying stock price of the Company’s stock as of September 24, 2003), which resulted in a loss on exchange of approximately $23.0 million.

4.   Earnings Per Share

In accordance with SFAS 128, Earnings Per Share, basic earnings per common share amounts (basic EPS) are computed by dividing net earnings by the weighted average number of common shares outstanding (which include warrants exercisable for a nominal price of $1.00 or less per share; substantially all of these warrants were previously deemed to have a nominal exercise price given their pre-split exercise price of $.01 per share) and exclude any potential dilution.  Diluted earnings per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution of the Company’s common stock equivalents.  Common stock equivalents are not reflected in diluted EPS if their effect would be anti-dilutive.  The following table summarizes the weighted average shares used in the basic and diluted EPS computations:

	For the Three-month Period Ended		For the Nine-month Period Ended
	September 30, 2003	October 1, 2002	September 30, 2003	October 1, 2002
Weighted average shares outstanding	1,539,291	297,526	1,078,039	292,758
Weighted average warrants exercisable for $1.00 or less	982,200	1,138,366	805,731	981,683
	2,521,491	1,435,892	1,883,770	1,274,441

All stock options and warrants outstanding (excluding those exercisable for $1.00 or less ) during the three-month and nine-month periods ended September 30, 2003 and October 1, 2002 were excluded from the computation because of their anti-dilutive effect.  The excluded options and warrants for the three-month and nine-month periods ended September 30, 2003 and October 1, 2002 were 99,438 and 17,829 respectively.

Due to the nature and timing of the Equity Recap, weighted average shares outstanding are not indicative of shares outstanding at the end of the period.

5.  Recent Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.  The accounting and reporting requirements were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS 149 did not have a significant impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount within the statement of operations.  This statement takes effect with this filing.  The adoption of this new standard resulted in the Company’s pre-existing Series F Preferred Stock subject to mandatory redemption requirements being reclassified as a liability on July 2, 2003 rather than the historical mezzanine presentation.  There was no impact on the Company’s statement of operations upon adoption of SFAS 150 given that the Series F Preferred Stock had been previously stated at the present value of its redemption amount.  The Series Z Preferred Stock exchanged for the remaining Series F Preferred Stock in the Equity Recap (Note 3) has also been classified as a liability since its inception.  Dividends and accretion of discount or amortization of premiums, if any, will be recognized as interest expense.

The Company has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on its financial statements.

6.  Stock-Based Compensation

The Company currently follows the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB 25”) to account for its employee stock compensation, and does not intend to change to the fair value method to account for employee stock-based compensation, unless otherwise required by future accounting pronouncements.

Had compensation cost for the Company’s two stock option plans (the 1994 Stock Plan and 1995 Directors’ Plan) been recognized under the fair value method specified in SFAS 123, the Company’s net loss and loss per share would have been increased to the following pro forma amounts:

	For the Three-month Period Ended		For the Nine-month Period Ended
	September 30, 2003	October 1, 2002	September 30, 2003	October 1, 2002
As reported	$(34,174)	$(16,464)	$(69,455)	$(57,497)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(48)	(49)	(138)	(147)
Pro forma	$(34,222)	$(16,513)	$(69,593)	$(57,644)
Basic and diluted net loss available to common stockholders per common share:
As reported	$(13.55)	$(11.47)	$(36.87)	$(45.12)
Pro forma	$(13.57)	$(11.50)	$(36.94)	$(45.23)

7.  Goodwill, Trademarks and Other Intangibles

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

The Company’s management has determined that no impairment indicators were present during the three-month and nine-month periods ended September 30, 2003, and accordingly no interim tests for impairment of goodwill, trademarks or amortizing intangibles were performed.

In accordance with SFAS 142, goodwill and indefinite-lived trademarks are not amortized and other intangibles are being amortized on a straight-line basis consistent with the associated estimated future cash flows.

	Unaudited September 30, 2003	December 31, 2002
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks	$70,746	$70,746
Amortizing intangibles (5 year lives):
Trade Secrets	5,385	5,385
Patents-manufacturing process	33,741	33,741
	39,126	39,126
Less accumulated amortization	(17,607)	(11,738)
Total amortizing intangibles	21,519	27,388
Total intangibles	$92,265	$98,134

8.  Accrued Expenses

Accrued expenses consist of the following:

	Unaudited September 30, 2003	December 31, 2002
	(amounts in thousands)

Accrued payroll and related	$11,741	$14,832
Accrued reorganization (primarily related to the Eatontown facility)	1,987	2,768
Accrued taxes	2,507	2,310
Accrued interest	5,209	4,342
Accrued utilities	1,182	1,115
Gift certificates liability	1,705	1,789
Accrued vendor payments	3,191	4,062
Other	133	654
	$27,655	$31,872

9.  Debt and Equity Instruments:

The major components of the Company’s short-term and long-term debt are included in the accompanying balance sheets as follows:

	Unaudited September 30, 2003	December 31, 2002
	(amounts in thousands)

Greenlight Obligation	$—	$10,000
Bridge Loan	—	4,443
$140 Million Facility (Note 14)	—	138,084
$160 Million Facility (Note 15)	160,000	—
BET Revolver	—	6,000
AmSouth Revolver	4,500	—
NJEDA	1,680	1,680
All other debt	875	1,676
	167,055	161,883
Less current portion	(5,655)	(150,872)
Long-term debt	$161,400	$11,011

The Series F Preferred Stock, Greenlight Obligation, the $7.5 million Loan and Security agreement with BET Associates (“BET Revolver’), Bridge Loan, and $140 Million Facility were refinanced as part of the Equity Recap (Note 3).

Revolving Line of Credit

On May 30, 2002, the Company entered into a Loan and Security Agreement with one of the Company’s principal stockholders, BET Associates, L.P. (“BET”), which provided for a $7,500,000 revolving loan facility.  The facility was secured by substantially all of the Company’s assets.  At the time the Company entered into this facility, the Company terminated its prior revolving loan facility.  Borrowings under the facility bore interest at the rate of 11% per annum until February 2003.  The facility originally expired on March 31, 2003.  In February 2003, the Company extended the maturity of the revolving loan facility to June 1, 2003.  From February 1, 2003 to June 1, 2003, the facility bore interest at the rate of 13%.  On June 18, 2003, the Company entered into a 30-day standstill agreement with its senior lender with respect to the BET revolving line of credit.  The interest rate on the revolving line of credit increased from 13% to 15% starting June 1, 2003.  This facility was repaid with proceeds from the $160 Million Facility (Note 15) on July 8, 2003.

On July 8, 2003, the Company entered into the AmSouth Revolver, a three-year, $15 million senior secured revolving credit facility.  The net borrowings under the AmSouth Revolver shall bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on the Company’s fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively.  As of the third quarter ended September 30, 2003, the interest rate on the net borrowings under the AmSouth Revolver was 5.0%.  The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA, operating cash flow coverage ratio and minimum net worth.  As of the fiscal quarter ended September 30, 2003, the Company is in compliance with all such financial covenants.

Series Z Preferred Stock

On September 24, 2003, the Company’s shareholders approved the conversion of the Halpern Denny Interests into 57,000 shares of Series Z Preferred Stock pursuant to the terms of the Equity Recap (Note 3).  Certain characteristics of the Series Z Preferred Stock include the following:  a) the Series Z Preferred Stock has a par value per share of $0.001, b) holders of the Series Z Preferred Stock shall not be entitled to receive any dividends (except as provided in respect to a failed discharge of any redemption obligation), c) the Series Z Preferred Stock has a liquidation amount of $1,000 per share, d) optional in whole or partial redemption based on the Company’s election with proper notification, e) mandatory redemption in whole on the earlier of June 30, 2009 or the effective time of a merger or change of control, f) certain protective rights which prohibit certain events from occurring without the consent from the holders of the majority of the then outstanding Series Z Preferred Stock and g) holders of the Series Z Preferred Stock shall not be entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of the Company.

New Jersey Economic Development Authority Bonds

On July 8, 2003, the Company placed in escrow an advanced funding of the New Jersey Economic Development Authority Bonds (“NJEDA”) dated December 1, 1998 to enact a debt defeasance as allowed for in the agreement.  This advanced funding is shown as restricted cash and the NJEDA is included in both current portion and long-term portion of debt in the accompanying balance sheet in accordance with the payment terms.  The Company anticipates this classification will continue until the NJEDA is fully settled from the escrow amount proceeds, which has the maturity date of December 1, 2008.

10.  Contingencies

The Company is subject to claims and legal actions in the ordinary course of business, including claims by franchisees.  The Company does not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on its business, results of operations or financial condition.

On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against the Company alleging fraudulent inducement and violations of New York General Business Law Article 33.  The franchisee seeks damages in the amount of $750,000.  New World disputes the franchisee claims and has asserted a counterclaim in the arbitration seeking amounts owed under the franchisee’s franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000.  An arbitrator has been selected and document exchange is complete.  Hearings were scheduled for June 2002 but have been postponed by order of the arbitrator.  No new hearing dates have yet been set.

On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of the former Chairman, R. Ramin Kamfar, and the termination for cause of the former Chief Financial Officer, Jerold Novack, and the delay in filing the Form 10-K for 2001.  The Company is cooperating fully with the investigation.  The Company is also cooperating fully with a Department of Justice inquiry relating to these issues.  Further, several of the former and present officers and directors have requested that the Company advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation.  The Company is fulfilling its obligations as required by applicable law and the Company’s By-Laws.

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

On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a purported class action complaint against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco.  The plaintiffs allege that ENC failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California and Business Profession Code Section 17200.  As a result of subsequent communications regarding the circumstances under which the Company purchased certain assets of ENBC out of bankruptcy, the plaintiffs filed a first amended complaint disclaiming back wages for the period prior to June 19, 2001.  However, the first amended complaint added as defendants certain former directors and officers of ENC.  The first amended complaint also added a second cause of action seeking to invalidate releases obtained from ENC’s assistant managers pursuant to the settlement of a Department of Labor investigation.  ENC filed a demurrer to the first amended complaint, which the plaintiffs opposed.  Subsequent to the filing of that demurrer, ENC procured a dismissal without prejudice of the claims brought against Paul J. B. Murphy III, the Company’s current Chief Executive Officer, the only individual defendant ENC employed subsequent to its acquisition by the Company.  The plaintiffs subsequently stipulated to the severance of the claims against ENC and those against the remaining individual defendants.  Plaintiffs filed a motion in the United States Bankruptcy Court, seeking leave to assert their claims against any of the individuals, including Mr. Murphy, despite the injunction provisions of the Plan of Reorganization previously confirmed by that Court.  The Bankruptcy Court denied the Plaintiff’s request and barred the claims against Mr. Murphy and the other individuals.  Plaintiffs subsequently filed a second amended complaint against ENC only, reasserting the claims against it contained in the first amended complaint.  ENC filed a demurrer to that second amended complaint.  A hearing on the demurrer took place on October 1, 2003 at which time the Court took the demurrer under submission.  As of November 7, 2003, the Court had not yet ruled on ENC’s demurrer.

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

On March 18, 2003, Industrial Way, LLC, owner of premises leased by Manhattan Bagel Company, Inc. in Eatontown, NJ, filed a lawsuit against the Company and Manhattan Bagel Company, Inc. in the Superior Court of New Jersey, Law Division, Monmouth County.  In its amended complaint dated May 5, 2003, the plaintiff alleges causes of action for wrongful conversion of personal property (consisting of fixtures and equipment), damage to leasehold property, and breach of the lease.  The landlord seeks to recover compensatory damages in an unspecified amount, which damages purportedly include amounts relating to outstanding rents, acceleration of rent through the balance of the term, interest on outstanding payments due, costs to repair physical damage to the premises, expenses incurred in reletting the property, court costs and attorneys’ fees.  Plaintiff has also raised an alternative theory of damages based on diminution in value of the building of which the premises are a part.  On June 19, 2003, the Company filed its answer to the amended complaint and counterclaim.  On August 15th, the court disqualified the plaintiff’s attorney (the law firm of Gibbons, Del Deo, Dolan, Griffinger & Vecchione) from this matter, ruling that a conflict of interest existed because of Gibbons’ prior representation of the Company.  The Company believes that the equipment claimed by landlord to be wrongfully converted was, in fact, owned by the Company, and that the damages alleged by landlord are unreasonable and contrary to the terms of the lease and applicable law.

On March 31, 2003, Jerold E. Novack, the former Chief Financial Officer, Secretary, and shareholder of the Company, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, its former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of the board of directors.  The complaint purports to state claims for breach of plaintiff’s employment contract with the Company, breach of the Company’s fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff “for cause” was invalid.  As a basis for his purported claims, the plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement.  Furthermore, the plaintiff asserts that he was defamed by certain of defendants’ public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act.  The Company intends to vigorously oppose the plaintiff’s purported claims.  On June 23, 2003, the Company filed its answer and counterclaims and concurrently filed a motion to dismiss certain of the claims against it.  The motion to dismiss remains pending with the court.

On June 4, 2003, R. Ramin Kamfar, the Company’s former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against the Company and Anthony D. Wedo, the Company’s former Chairman and Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages.  In this action, Mr. Kamfar alleges that the Company breached confidentiality and non-disparagement provisions in his separation agreement with us by disclosing certain financial and other terms contained therein.  On September 9, 2003, the Company and Mr. Wedo answered Mr. Kamfar’s complaint and asserted affirmative defenses, and the Company filed various counterclaims against Mr. Kamfar, including claims for breach of fiduciary duty, fraud, and breach of contract.  Mr. Kamfar answered those counterclaims on October 27, 2003.  The Company believes that the claims of Mr. Kamfar are without merit.

On August 7, 2003, the Company received a subpoena for documents from the Office of the Attorney General of the State of New York.  The subpoena primarily requests information bearing upon whether a net worth exemption from franchise registration, which was granted to New World in April 2000 pursuant to the New York Franchise Act, Article 33 of New York’s General Business Law, remains in force.   The Company has completed document production and is cooperating fully with the Attorney General’s requests under the subpoena, and the Company’s discussions with the Attorney General are ongoing.

Given the early stage of the matters discussed above, the Company cannot predict their outcome.  However, there can be no assurance that the Company will not be subject to regulatory sanctions, civil penalties and/or claims for monetary damages or other relief.

11.  Derivative Instruments

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recognized in the balance sheet at their fair value.  Changes in the fair values of derivatives that did not qualify for hedge accounting under SFAS 133 were recognized through earnings.  The Company determined certain contingently-issuable warrants could not be classified within stockholders’ equity based on the application of the criteria in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and accordingly have historically classified those warrants as a liability in the balance sheet.

Contingently-issuable warrants classified as liabilities were recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance, the Company’s assessments of the probability of refinancing its debt, and other pertinent factors.  Changes in the fair value of derivative liabilities were recorded within the statement of operations.  If reclassification from liability to permanent equity was required under EITF 00-19, prior to reclassification the liability was adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations.

As a result of the Equity Recap, the Company no longer has contingently issuable warrants and all issued warrants are classified as permanent equity.  Consequently, the Company no longer has a warrant derivative liability at September 30, 2003.

12.  Additional Paid-In Capital

Additional paid-in capital increased from $86.7 million as of December 31, 2002, to $175.6 million as of September 30, 2003 due to the issuance of additional warrants under the terms of the Series F Preferred Stock and the $140 Million Facility agreements, that had previously been classified as derivative liabilities, and as a result of the Equity Recap (Note 3).

13.  Reorganization and Integration

The following tables display the activity for the three-month and nine-month periods ended September 30, 2003 and October 1, 2002, respectively, and balances of the restructuring accrual accounts.

2002 Restructuring Accrual (amounts in thousands)
2003 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period

Three-month Period Ended September 30, 2003	$1,461	—	—	(68)	$1,393
Nine-month Period Ended September 30, 2003	$1,704	—	(243)	(68)	$1,393

2002 Restructuring Accrual (amounts in thousands)
2002 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period

Three-month and Nine-month Period Ended October 1, 2002	$—	3,320	(2,728)	—	$592

2001 Restructuring Accrual (amounts in thousands)
2003 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period

Three-month Period Ended September 30, 2003	$912	—	(233)	(85)	$594
Nine-month Period Ended September 30, 2003	$1,064	—	(385)	(85)	$594

2001 Restructuring Accrual (amounts in thousands)
2002 Activity	Balance at Beginning of Period	Initial Accrual	Application of Costs Against Accrual	Net Accrual Adjustments	Balance at End of Period

Three-month Period Ended October 1, 2002	$1,701	—	(414)	(19)	$1,268
Nine-month Period Ended October 1, 2002	$2,936	—	(1,097)	(571)	$1,268

14.  $140 Million Facility Refinancing

At September 30, 2003, Company had no remaining balance outstanding of the $140 Million Facility, which matured on June 15, 2003.  The Company called the $140 Million Facility for redemption on June 10, 2003.  On June 18, 2003, the Company announced that it had entered into a 30-day standstill agreement with the holders of approximately $113.0 million, or 80.7% of the $140 Million Facility, while continuing to actively pursue the refinancing of its debt as well as the rationalization of its capital structure.  Under this initial accord, holders of those notes agreed not to take any action to enforce any of their rights and remedies against the Company until July 15, 2003, as a result of the Company’s failure to repay the notes.  The interest rate and terms under the standstill agreement stayed the same as the original agreement.  In consideration of the agreements by the holders of the $140 Million Facility, the Company agreed to issue to the holders of the $140 Million Facility additional $0.01 warrants to purchase an aggregate of up to 11,309,994 shares of its Common Stock.  The Company recognized a charge to interest expense related to the warrants, over the 30-day standstill period and has recognized $1.2 million of this charge in the three-month period ended September 30, 2003, and $2.4 million for the nine-month period ended September 30, 2003.  This charge was based on the fair value of the Company’s stock at June 18, 2003 less $0.01.  The $140 Million Facility and related accrued interest was repaid with the proceeds from the $160 Million Facility (Note 15).

15.  $160 Million Facility

On July 8, 2003, the Company issued $160.0 million of 13% senior secured notes due 2008 to replace its $140 Million Facility. The $160 Million Facility was offered by the Company and guaranteed, jointly and severally, by all present and all future subsidiaries of the Company other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes). The Company is a holding company that conducts substantially all of its business operations through its subsidiaries. The Company is dependent upon distributions or other inter-company transfers from its subsidiaries to make payments on the notes and service its other obligations. There are no significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan.  The Registration Rights Agreement associated with the $160 Million Facility required the Company to a) file an exchange offer with the SEC within 90 days of the closing date, b) effect the exchange offer within 150 days of the closing date and c) commence that exchange offer within 30 days of its effective date.  Each of these requirements has been fulfilled by the Company.  The Company used the net proceeds of the offering, among other things, to refinance the $140 Million Facility.

The $160 Million Facility contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA.  As of the fiscal quarter ended September 30, 2003, the Company is in compliance with all such financial covenants.

16.  Subsequent Events

In October 2003, the Company announced the resignation of its former Chairman and Chief Executive Officer, Anthony Wedo, as well as other officers and named a new executive management team. The Company has reached amicable separation agreements with all former officers.  The board of directors appointed Paul J.B. Murphy, III, 48, as Chief Executive Officer, Director and acting Chairman; Susan Daggett, 43, as Chief Operating Officer; Richard P. Dutkiewicz, 48, as Chief Financial Officer; and Carol Werner, 48, as General Counsel.

On October 20, 2003, the Company’s post-split shares of common stock began trading on the Pink Sheets under a new symbol “NWRG.PK”

On October 27, 2003, the Company was served with a summons and complaint filed in the US District Court for the Southern District of Florida under the Fair Labor Standards Act of 1938, as amended, filed by a former employee of the Company on behalf of himself and others similarly situated.  The complaint alleges that the company should have paid overtime wages to the former employee and that he was terminated in retaliation for requesting overtime pay.  The Company is investigating the merit of the claims and will retain counsel to defend the Company in this matter.  Given the early stage of this matter, the Company cannot predict its outcome.

On October 28, 2003, the Company extended its offer to exchange $160 million aggregate principal amount of its 13% senior secured notes due 2008.  The exchange offer had been due to expire at 5:00 p.m., Eastern Time on Monday, October 27, 2003.  The revised expiration time was 5:00 p.m., Eastern Time on Tuesday, November 4, 2003.

On November 4, 2003, the Company completed the exchange offer for all of the Company’s outstanding 13% senior secured notes due 2008.  The entire $160 million principal amount of 13% senior secured notes due 2008 were tendered prior to the expiration of the exchange offer and exchanged for an equal amount of the Company’s 13% senior secured notes due 2008 that have been registered under the Securities Act of 1933.

On November 7, 2003, the Company was contacted by the Board of Equalization for the State of California, which claims that approximately $221,000 is due on behalf of Manhattan Bagel Company for past sales and use taxes, interest, and penalties.  The Company is currently investigating the validity of this claim.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition and business.  The words estimate, plan, intend, believe, expect and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve and are subject to known and unknown risks, uncertainties, and other factors, which could cause the Company’s actual results, performance and achievements to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:  success of the integration of New World and acquired businesses; success of cost-saving strategies; competition; success of operating, franchising and licensing initiatives; development schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability of new locations, and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor, and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q or in the Company’s Form 10-K/A.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leader in the quick casual segment of the restaurant industry and the largest operator of bagel bakeries in the United States.  With 740 locations in 33 states, the Company operates and licenses locations primarily under the Einstein Bros. Bagels and Noah’s New York Bagels brand names and franchise locations primarily under the Manhattan Bagel and Chesapeake Bagel Bakery brand names.  The Company specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other cafe beverages, and offers a cafe experience with a neighborhood emphasis.  As of September 30, 2003, the Company’s retail system consisted of 464 company-operated locations and 243 franchised and 33 licensed locations.  The Company also operates dough production and coffee roasting facilities.

In August 2000, the Company began raising funds with the intent of acquiring Einstein Noah Bagel Corp. (“ENBC”), which had declared Chapter 11 bankruptcy on April 27, 2000. Part of the acquisition strategy was to acquire ENBC bonds in the open market. In order to finance the bond purchases, the Company was required to raise capital through a series of debt and equity offerings. On June 19, 2001, the Company purchased substantially all the assets of ENBC for $160.0 million, along with the assumption of certain liabilities subject to adjustment to the extent they exceeded $30.0 million.

For the period August 2000 through June 19, 2001, the Company engaged in several financing transactions with various entities to acquire the bonds of ENBC and consummate the purchase in the bankruptcy auction. The face amount of these financings was $250.0 million, which consisted of $185.0 million of debt and $65.0 million of preferred stock. The maturity date on the debt ranged from one to two years.  Preferred stock agreements required additional warrants and dividends in the event that they were not redeemed within a certain period. Please refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2002 for a complete summary of these transactions.

Between June 2001 and May 2003, (1) the Company’s common stock was delisted from the Nasdaq National Market as a result of violations of two rules relating to stockholder approval for equity issuances, (2) unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and employees, (3) the Company engaged Grant Thornton LLP to re-audit the Company’s financial statements for fiscal 2001 and fiscal 2000 as a result of the accounting treatment applied primarily to debt and Preferred Stock related effective interest and derivative liabilities, and (4) the Company incurred non-recurring expenditures in connection with the investigation of the unauthorized bonus payments, the re-audit of its financial statements and proposed refinancing of its $140 Million of Senior Increasing Rate Notes (“$140 Million Facility”).  In addition, the Company defaulted in the repayment of the $35 million assets-backed loan to the Company’s non-restricted subsidiary, New World EnbcDeb Corp. (“Bridge Loan”), which matured on June 15, 2002.

In October 2002, the Company engaged CIBC World Markets Corp. (“CIBC”) as its exclusive financial advisor in connection with its review of strategic alternatives to rationalize its capital structure. From October 2002 to June 2003, the Company reviewed a variety of transactions and alternatives for its business. On June 26, 2003, the Company’s board of directors approved an equity restructuring (more fully described below) as being fair and in the best interest of the Company.

On July 8, 2003, the Company issued $160.0 million of 13% senior secured notes due 2008 (“$160 Million Facility”) to replace its $140 Million Facility. The $160 Million Facility was offered by the Company and guaranteed, jointly and severally, by all present and all future subsidiaries of the Company other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes).  The Company used the net proceeds of the offering, among other things, to refinance the $140 Million Facility.

On July 8, 2003, the Company entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank (“AmSouth Revolver”).

Halpern Denny Fund III, L.P. (“Halpern Denny”), Greenlight Capital, L.P. (“Greenlight Capital”), Greenlight Capital Qualified, L.P. (“Greenlight Qualified”), Greenlight Capital Offshore, Ltd. (“Greenlight Offshore”), Brookwood New World Investors, L.L.C. (“Brookwood”) and NWCI Holdings, LLC (“NWCI”, and with Greenlight Capital, Greenlight Qualified, Greenlight Offshore and Brookwood, “Greenlight”) and the Company entered into an equity restructuring agreement pursuant to which the parties agreed to a recapitalization of the Company’s equity structure  The board of directors approved the equity restructuring on June 26, 2003 and the Company’s stockholders approved the equity restructuring on September 24, 2003.  As contemplated by the equity restructuring agreement, the Company effected the following equity restructuring (the “Equity Recap”):

a) each stockholder received 0.6610444 new shares of common stock for every share of common stock held by such stockholder pursuant to a 1.6610444-for-one forward stock split in order to effect the transactions contemplated by the Equity Restructuring Agreement;

b) the per share exercise price and the number of shares of common stock issuable upon the exercise of each outstanding option or warrant (other than the warrants that were issued in connection with the $140 Million Facility pursuant to the Warrant Agreement dated June 19, 2001, as amended between The Bank of New York, as warrant agent and us (the “Warrant Agreement”)) were adjusted to reflect the forward stock split;

c) the Company issued Halpern Denny 57,000 shares of Series Z Preferred Stock, par value $0.001 per share in exchange for 56,237.994 shares of Series F Preferred Stock, par value $0.001 per share (including accrued and unpaid dividends, which were payable in additional shares of Series F Preferred Stock), 23,264,107 shares of common stock and warrants to purchase 13,711,054 shares of common stock (collectively, the “Halpern Denny Interests”); and

d) immediately following the forward stock split, the Company issued Greenlight 938,084,289 shares of common stock in exchange for 61,706.237 shares of Series F Preferred Stock.  These shares of Series F Preferred Stock include i) shares originally issued as Series F Preferred Stock, ii) shares converted into Series F Preferred Stock from the Greenlight Obligation and iii) shares converted into Series F Preferred Stock from the Bridge Loan (which was acquired by Greenlight from Jefferies & Company, Inc.).

In connection with the Equity Recap, the Company, Halpern Denny and Greenlight terminated the stockholders agreement dated January 18, 2001, as amended.

Immediately following the completion of the Equity Recap, the Company had 984,182,839 shares of common stock, no shares of Series F Preferred Stock, 57,000 shares of Series Z Preferred Stock, and 105,925,675 shares of common stock reserved for issuance pursuant to outstanding options and warrants.

The Company then completed a 1-for-100 reverse stock split.  Upon completion of the 1-for-100 reverse stock split, the Company had 9,841,828 outstanding shares of common stock, 57,000 shares of Series Z Preferred Stock and 1,059,257 shares of common stock reserved for issuance pursuant to outstanding options and warrants. Taking into account both the forward and reverse stock splits, shareholders now have one share of common stock for every 60.20309 shares previously held.  For comparative purposes, unless otherwise stated, share and per share amounts for all historical periods presented in the financial statements have been restated to give effect to both of these splits.

Following the closing of the Equity Recap, Greenlight beneficially owned approximately 92% of the Company’s common stock on a fully diluted basis and the warrants issued pursuant to the Warrant Agreement represented approximately 4.3% of the Company’s common stock on a fully diluted basis.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from the Company’s franchisees.  Accounts receivable are due within 15 to 30 days and are stated at amounts due from franchisees and customers, net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, payment trends, previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Goodwill, Trademarks and Other Intangibles

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 2, 2002.  SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.  The two-step approach to assess its goodwill impairment requires that the Company first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill and intangible assets.  If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities will determine the current implied fair value of the unit’s goodwill.

In conducting its annual impairment analyses, the Company utilizes independent valuation experts to perform the analyses and tests of the Company’s indefinite lived assets with respect to its reporting units.  The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates growth projections and other assumptions of future business conditions.  The assumptions employed were based on management’s judgment using internal and external data.  The Company also utilized independent valuation experts to assist it in determining useful lives for its intangibles other than goodwill including the assessment that its Einstein trademarks have indefinite useful lives.  The Company’s determination that these trademarks have indefinite useful lives is based on the fact that there are no legal, regulatory, competitive or other factors, which limit their useful lives.

The Company’s management has determined that no impairment indicators were present during the three-month and nine-month periods ended September 30, 2003, and accordingly no interim tests for impairment of goodwill, trademarks or intangibles were performed.

Results of Operations

Three-month period Ended September 30, 2003 Compared to Three-month period Ended October 1, 2002

Revenues

Total revenues decreased 5.5% to $93.2 million for the three-month period ended September 30, 2003 from $98.7 million for the comparable 2002 period. The overall $5.5 million decrease in revenues consists of decreases of approximately $4.4 million in retail sales (e.g., company-operated store sales) and $1.1 million in manufacturing sales (e.g., food and beverage sales to third-party customers, franchisees and licensees).  The retail sales decline was primarily due to a 5% comparable store sales decrease at Einstein Bros. and Noah’s company-owned units for the three-month period ended September 30, 2003.  The decrease in manufacturing revenues results primarily from the decline in manufacturing volume and the decline in average price per unit.

Costs and Expenses

Cost of sales decreased 1.1% to $79.8 million for the three-month period ended September 30, 2003 from $80.7 million for the comparable 2002 period. The overall $0.9 million decrease was primarily comprised of a $0.2 million decrease in retail related and a $0.7 million decrease in manufacturing-related costs. The overall decrease was primarily due to lower costs associated with a decline in revenues, partially offset by an erosion of margins.  Cost of sales, expressed as a percentage of the related retail and manufacturing sales, increased to 86.9% for the three-month period ended September 30, 2003 from 83.0% for the comparable 2002 period.  The percentage increase was primarily attributable to the retail related costs associated with a transition in menu item mix in which customer’s purchases have migrated to items with lower margins and higher labor demands for the Einstein Bros. and Noah’s company-owned units in 2003, a decline in manufacturing margins due to a price decline, as well as a decline in operating leverage due to the sales decrease.

General and administrative expenses decreased to $8.6 million or 9.3% of total revenues for the three-month period ended September 30, 2003 from $12.3 million or 12.4% of total revenues for the comparable 2002 period. This decrease is the result of a reduction in legal and consulting expense associated with prior year refinancing and re-audit efforts and a current year reduction in the accrual for bonus compensation.

Depreciation and amortization expenses decreased by $1.1 million to $7.1 million for the three-month period ended September 30, 2003 from $8.2 million for the comparable 2002 period.  The 2002 comparable period included depreciation expense adjustments related to recording the final asset valuation for the Einstein acquisition being allocated to the individual assets within the Company’s asset management system.

Operating loss decreased $3.6 million to a $2.2 million loss for the three-month period ended September 30, 2003 from a $5.8 million loss for the comparable 2002 period. The decrease in operating loss was due to the matters described above.

Interest expense, net for the three-month period ended September 30, 2003 increased to $10.2 million from $9.9 million for the comparable 2002 period.  The increase was primarily the result of both cash and non-cash interest expense related to the extension and refinancing of the $140 Million Facility (Note 14).

The cumulative change in the fair value of derivatives decreased $3.0 million to $1.1 million gain for the quarter ended September 30, 2003 compared to a $4.1 million gain for the quarter ended October 1, 2002.  The change is due to the change in the fair value of warrants classified as a derivative liability based on the underlying fair value of Common Stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.  As a result of the Equity Recap, the Company no longer has contingently issuable warrants and all issued warrants are classified as permanent equity.  Consequently, the Company no longer has a warrant derivative liability at September 30, 2003.

Loss on exchange of Series F Preferred Stock due to Equity Recap (Note 3) for the three-month period ended September 30, 2003 was $23.0 million compared to no comparable item during the same period in the prior year.

Provision for income taxes was zero for the three-month period ended September 30, 2003 compared to $0.2 million for the comparable 2002 period.

Net loss for the three-month period ended September 30, 2003 was $34.2 million compared to a net loss of $9.5 million for the comparable 2002 period.  The increase in net loss was the result of the reasons cited in the preceding paragraphs.

Nine-month Period Ended September 30, 2003 Compared to the Nine-month Period Ended October 1, 2002

Revenues

Total revenues decreased to $286.2 million for the nine-month period ended September 30, 2003 from $297.9 million for the comparable 2002 period.  The overall $11.7 million decrease consists of decreases of approximately $9.6 million in retail sales (e.g., Company operated stores sales), $1.9 million in manufacturing sales (e.g., food and beverage sales to third party customer, franchisees and licensees) and $0.2 million in franchise related revenues.  The decrease in retail sales was primarily attributable to a 3.2% decrease in comparable store sales in Einstein Bros. and Noah’s company-owned units.  The decrease in manufacturing revenue results primarily from the decline in manufacturing volume and the decline in average price per unit.  The decrease in royalty revenues is attributable to a smaller franchisee store base in 2003 compared to the same period of 2002.

Costs and Expenses

Total cost of sales increased $0.7 million to $242.5 for the nine-month period ended September 30, 2003 from $241.8 million for the comparable 2002 period.  The overall increase was primarily due to an erosion of margins, partially offset by lower costs associated with a decline in revenues.  Cost of sales expressed as a percentage of the related retail and manufacturing sales increased to 85.9% for the fiscal nine-month period ended September 30, 2003 from 82.3% for the comparable 2002 period.  The increase primarily resulted from a decline in operating leverage due to a sales decrease in addition to an increase in costs associated with a transition in menu item mix in which customer’s purchases have migrated to items with lower margins and an increase in controllable expenses from the retail business and declines in margins due to a price decrease for the manufacturing business.

General and administrative expenses decreased to $27.3 million or 9.5% of total revenues for the nine-month period ended September 30, 2003 from $34.9 million or 11.7% of total revenues, for the comparable 2002 period.  General and administrative expenses in the 2002 period included approximately $2.5 million (inclusive of related payroll tax expenses) in connection with the unauthorized bonus payments to former officers and employees of the Company and legal expenses of approximately $1.7 million incurred in connection with the Company’s voluntary internal investigation of the unauthorized bonus payments.  Such unauthorized bonuses were offset against payments to be made in connection with the separation of certain officers and employees of the Company.  In addition, general and administrative expenses in the 2002 period also include legal and consulting expenses associated with prior year refinancing and re-audit efforts.

Depreciation and amortization expenses decreased by $1.8 million to $21.4 million for the 2003 period from $23.2 million for the comparable 2002 period. The 2002 comparable period included depreciation expense adjustments related to recording the final asset valuation for the Einstein acquisition being allocated to the individual assets within the Company’s asset management system.

Operating loss was $4.8 million for the nine-month period ended September 30, 2003 consistent with $4.8 million for the nine-month period ended October 2, 2002.  The operating loss was due to the matters described above.

Interest expense, net for the nine-month period ended September 30, 2003 decreased to $28.5 million from $34.5 million for the comparable 2002 period.  The decrease was primarily the result of assumptions regarding the expected maturity of the $140 Million Facility.  The Company originally anticipated a refinancing would occur during 2002, which compressed the time period over which the related effective interest was recognized.

The cumulative change in the fair value of derivatives was income of $1.0 million for 2003 compared to income of $0.2 million in 2002.  The change is due to the change in the fair value of warrants classified as a derivative liability based on the underlying fair value of Common Stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.  As a result of the Equity Recap, the Company no longer has contingently issuable warrants and all issued warrants are classified as permanent equity.  Consequently, the Company no longer has a warrant derivative liability at September 30, 2003.

Loss on exchange of Series F Preferred Stock due to Equity Recap (Note 3) for the nine-month period ended September 30, 2003 was $23.0 million compared to no comparable item during the same period in the prior year.

Provision for income taxes is consistent at $0.4 million for the 2003 period compared to the 2002 period.

Net loss for the nine-month period ended September 30, 2003 was $55.0 million compared to a net loss of $37.0 million for the comparable 2002 period.  The increased loss in 2003 resulted from the reasons cited in the preceding paragraphs.

Liquidity and Capital Resources

At September 30, 2003, the Company had a working capital deficit of $17.2 million compared to a working capital deficit at December 31, 2002 of $164.8 million.  The working capital deficit at September 30, 2003 is due to the normal industry characteristics of having primarily cash based sales with immediate liquidity and the ability to leverage payables over normal payment terms.  The working capital deficit at December 31, 2002 is due primarily to the classification of the $140 Million Facility as a current liability.  The $140 Million Facility matured on June 15, 2003 and was repaid with the proceeds of the $160 Million Facility as previously discussed.

The decrease in the working capital deficit of $147.6 million is primarily due to the $160 Million Facility being classified as long-term liability, which was offset by cash used in operating activities and the increase in certain current assets during the nine-month period ended September 30, 2003.

The Company used net cash in operating activities of $6.4 million for the nine-month period ended September 30, 2003 compared with net cash used in operating activities of $9.0 million for the nine-month period ended October 1, 2002.  The decrease in cash used by operating activities was primarily attributable to the prior year cash contraction in accounts payable and accrued expenses partially offset by a current year decline in cash driven loss from operations.

The Company used net cash in investing activities of $5.3 million for the nine-month period ended September 30, 2003 compared with net cash provided by investing activities of $34.6 million for the nine-month period ended October 1, 2002.  The cash used in investing activities represented the purchase of property, plant and equipment.

The Company generated $7.1 million net cash by financing activities for the nine-month period ended September 30, 2003 compared with net cash used in financing activities of $33.7 million for the nine-month period ended October 1, 2002.  The cash provided by financing activities was due to proceeds from the $160 Million Senior Secured Notes offset by the repayment of the $140 Million Senior Increasing Rate Notes, other debt repayments and net line of credit activity.

As of September 30, 2003, the Company had approximately $6.2 million in cash and cash equivalents.  The Company believes it can fund its capital requirements for the balance of fiscal 2003 through cash flow from operations and borrowings under its revolving loan facility.

Seasonality and General Economic Trends

The Company anticipates that its business will be affected by general economic trends that affect retailers in general.  While the Company has not operated during a period of high inflation, management believes based on industry experience that the Company would generally be able to pass on increased costs resulting from inflation to its customers.  The Company’s business may be affected by other factors, including increases in the commodity prices of green coffee and/or flour, acquisitions by the Company of existing stores, existing and additional competition, marketing programs, weather, and variations in the number of store openings.  Although the Company generally pays employees above the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for its employees, which would increase its labor costs and those of the Company’s franchisees and licensees.

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

The Company may not be able to generate sufficient cash flow to make payments under its indebtedness.

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

The cost, availability and quality of the ingredients the Company uses to prepare its food are subject to a range of factors, many of which are beyond the Company’s control.  Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of the Company’s ingredients.  The Company has no control over fluctuations in the price of commodities, and no assurance can be given that the Company will be able to pass through any cost increases to its customers.  The Company is dependent on frequent deliveries of fresh ingredients, thereby subjecting the Company to the risk of shortages or interruptions in supply.  All of these factors could adversely affect the Company’s business and financial results.

The Company heavily depends on its suppliers and distributors.

The Company currently purchases its raw materials from various suppliers.  The Company purchases a majority of its frozen dough products from one supplier.  Though to date the Company has not experienced significant difficulties with its suppliers, the Company’s reliance on its suppliers subjects the Company to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity.  Any disruption in the supply of or degradation in the quality of the materials provided by the Company’s suppliers could have a material adverse effect on the Company’s business, operating results and financial condition.  In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on the Company’s efforts to develop a strong brand identity and a loyal consumer base.

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

Each of the Company’s locations is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which they are located.  A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on the Company and the results of its operations.

In addition, the Company’s franchise operations are subject to regulation by the Federal Trade Commission.  The Company’s franchisees and the Company must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to the Company’s business.  The failure to comply with federal, state and local rules and regulations would have an adverse effect on the Company’s franchisees and the Company.

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

The Company may need additional financing in the future.

The Company may seek additional financing in the future to expand its business. If the Company is unable to obtain sufficient financing on satisfactory terms and conditions, the Company may not be able to expand its business. The Company’s ability to obtain additional financing will depend upon a number of factors, many of which are beyond its control. For example, the Company may not be able to obtain additional financing because it already has substantial debt and because it may not have sufficient cash flow to service or repay its existing or additional debt. In addition, any additional equity financing may not be available on satisfactory terms or at all.

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

The Company has a Majority Stockholder.

Greenlight Capital, L.L.C. owns approximately 92 percent of the Company's common stock on a fully diluted basis.  As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine matters submitted for approval by our stockholders, to elect all of our board of directors, and to determine whether a change in control of our Company occurs.  Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders.  Greenlight is not involved in the day-to-day operations of the Company.  Greenlight has voted its shares to elect our current board of directors, one of whom is an officer of Greenlight and the remainder are not affiliated with Greenlight.

Item 3.  Quantitative and Quantitative Disclosures About Market Risk

Through September 30, 2003, the Company’s results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The Company does not use derivative financial instruments to limit its foreign currency risk exposure.

The Company’s accounts receivable are subject, in the normal courses of business, to collection risks.  The Company regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.

The Company’s debt at September 30, 2003 is principally comprised of the $160 Million Facility due 2008 and the AmSouth Revolver .  A 100 basis point increase in market interest rates would have an immaterial effect on the Company’s borrowing costs, as interest is paid at rates defined under the respective agreements.  However, an increase in prevailing market interest rates could negatively affect the market value of its outstanding notes.

Item 4.  Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2003.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.

SEPTEMBER 30, 2003

Item 1.  Legal Proceedings.

On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against the Company alleging fraudulent inducement and violations of New York General Business Law Article 33.  The franchisee seeks damages in the amount of $750,000.  New World disputes the franchisee claims and has asserted a counterclaim in the arbitration seeking amounts owed under the franchisee’s franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000.  An arbitrator has been selected and document exchange is complete.  Hearings were scheduled for June 2002 but have been postponed by order of the arbitrator.  No new hearing dates have yet been set.

On April 3, 2002, the Company was notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of the former Chairman, R. Ramin Kamfar, and the termination for cause of the former Chief Financial Officer, Jerold Novack, and the delay in filing the Form 10-K for 2001.  The Company is cooperating fully with the investigation.  The Company is also cooperating fully with a Department of Justice inquiry relating to these issues.  Further, several of the former and present officers and directors have requested that the Company advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation.  The Company is fulfilling its obligations as required by applicable law and the Company’s By-Laws.

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

On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a purported class action complaint against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco.  The plaintiffs allege that ENC failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California and Business Profession Code Section 17200.  As a result of subsequent communications regarding the circumstances under which the Company purchased certain assets of ENBC out of bankruptcy, the plaintiffs filed a first amended complaint disclaiming back wages for the period prior to June 19, 2001.  However, the first amended complaint added as defendants certain former directors and officers of ENC.  The first amended complaint also added a second cause of action seeking to invalidate releases obtained from ENC’s assistant managers pursuant to the settlement of a Department of Labor investigation.  ENC filed a demurrer to the first amended complaint, which the plaintiffs opposed.  Subsequent to the filing of that demurrer, ENC procured a dismissal without prejudice of the claims brought against Paul J. B. Murphy III, the Company’s current Chief Executive Officer, the only individual defendant ENC employed subsequent to its acquisition by the Company.  The plaintiffs subsequently stipulated to the severance of the claims against ENC and those against the remaining individual defendants.  Plaintiffs filed a motion in the United States Bankruptcy Court, seeking leave to assert their claims against any of the individuals, including Mr. Murphy, despite the injunction provisions of the Plan of Reorganization previously confirmed by that Court.  The Bankruptcy Court denied the Plaintiff’s request and barred the claims against Mr. Murphy and the other individuals.  Plaintiffs subsequently filed a second amended complaint against ENC only, reasserting the claims against it contained in the first amended complaint.  ENC filed a demurrer to that second amended complaint.  A hearing on the demurrer took place on October 1, 2003 at which time the Court took the demurrer under submission.  As of November 7, 2003, the Court had not yet ruled on ENC’s demurrer.

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

On March 18, 2003, Industrial Way, LLC, owner of premises leased by Manhattan Bagel Company, Inc. in Eatontown, NJ, filed a lawsuit against the Company and Manhattan Bagel Company, Inc. in the Superior Court of New Jersey, Law Division, Monmouth County.  In its amended complaint dated May 5, 2003, the plaintiff alleges causes of action for wrongful conversion of personal property (consisting of fixtures and equipment), damage to leasehold property, and breach of the lease.  The landlord seeks to recover compensatory damages in an unspecified amount, which damages purportedly include amounts relating to outstanding rents, acceleration of rent through the balance of the term, interest on outstanding payments due, costs to repair physical damage to the premises, expenses incurred in reletting the property, court costs and attorneys’ fees.  Plaintiff has also raised an alternative theory of damages based on diminution in value of the building of which the premises are a part.  On June 19, 2003, the Company filed its answer to the amended complaint and counterclaim.  On August 15th, the court disqualified the plaintiff’s attorney (the law firm of Gibbons, Del Deo, Dolan, Griffinger & Vecchione) from this matter, ruling that a conflict of interest existed because of Gibbons’ prior representation of the Company.  The Company believes that the equipment claimed by landlord to be wrongfully converted was, in fact, owned by the Company, and that the damages alleged by landlord are unreasonable and contrary to the terms of the lease and applicable law.

On March 31, 2003, Jerold E. Novack, the former Chief Financial Officer, Secretary, and shareholder of the Company, filed a complaint in the United States District Court for the District of New Jersey against the Company, Anthony D. Wedo, its former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of the board of directors.  The complaint purports to state claims for breach of plaintiff’s employment contract with the Company, breach of the Company’s fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff “for cause” was invalid.  As a basis for his purported claims, the plaintiff alleges that the Company wrongfully contended certain bonuses he received were unauthorized and that he was wrongfully terminated for cause in order to deny him certain other benefits allegedly owed under his employment agreement.  Furthermore, the plaintiff asserts that he was defamed by certain of defendants’ public statements regarding his dismissal and also that his termination was in retaliation for certain actions he believes were protected by the New Jersey Conscientious Employee Protection Act.  The Company intends to vigorously oppose the plaintiff’s purported claims.  On June 23, 2003, the Company filed its answer and counterclaims and concurrently filed a motion to dismiss certain of the claims against it.  The motion to dismiss remains pending with the court.

On June 4, 2003, Ramin Kamfar, the Company’s former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against the Company and Anthony D. Wedo, the Company’s former Chairman and Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages.  In this action, Mr. Kamfar alleges that the Company breached confidentiality and non-disparagement provisions in his separation agreement with us by disclosing certain financial and other terms contained therein.  On September 9, 2003, the Company and Mr. Wedo answered Mr. Kamfar’s complaint and asserted affirmative defenses, and the Company filed various counterclaims against Mr. Kamfar, including claims for breach of fiduciary duty, fraud, and breach of contract.  Mr. Kamfar answered those counterclaims on October 27, 2003.  The Company believes that the claims of Mr. Kamfar are without merit.

On August 7, 2003, the Company received a subpoena for documents from the Office of the Attorney General of the State of New York.  The subpoena primarily requests information bearing upon whether a net worth exemption from franchise registration, which was granted to New World in April 2000 pursuant to the New York Franchise Act, Article 33 of New York’s General Business Law, remains in force.   The Company has completed document production and is cooperating fully with the Attorney General’s requests under the subpoena, and the Company’s discussions with the Attorney General are ongoing.

On October 27, 2003, the Company was served with a summons and complaint filed in the US District Court for the Southern District of Florida under the Fair Labor Standards Act of 1938, as amended, filed by a former employee of the Company on behalf of himself and others similarly situated.  The complaint alleges that the company should have paid overtime wages to the former employee and that he was terminated in retaliation for requesting overtime pay.  The Company is investigating the merit of the claims and will retain counsel to defend the Company in this matter.  Given the early stage of this matter, the Company cannot predict its outcome.

On November 7, 2003, the Company was contacted by the Board of Equalization for the State of California, which claims that approximately $221,000 is due on behalf of Manhattan Bagel Company for past sales and use taxes, interest, and penalties.  The Company is currently investigation the validity of this claim.

Item 2.  Changes in Securities and Use of Proceeds.

On June 27, 2003, the Company entered into an agreement with Jefferies & Company, Inc. whereby the Company agreed to issue, and Jefferies & Company, Inc. agreed to purchase, $160.0 million aggregate principal amount of notes (the “New Notes”).  On July 8, 2003, the Company issued the New Notes to refinance its existing $140.0 million senior secured increasing rate notes due 2003.  The New Notes were offered by the Company and guaranteed, jointly and severally, by all present and all future subsidiaries of the Company other than the non-restricted subsidiaries.  Pursuant to the terms of the Indenture governing the New Notes, the Company will not, and will not permit any of its subsidiaries to, directly or indirectly declare or pay any dividend or make any distribution on account of the Company’s or any of its subsidiaries’ equity interests (other than dividends or distributions payable in equity interests (other than disqualified capital stock) of the Company or dividends or distributions payable to the Company or any wholly-owned subsidiary of the Company).

Pursuant to the equity restructuring agreement dated June 26, 2003 by and among the Company, Halpern Denny Fund III, L.P. (“Halpern Denny”), Greenlight Capital, L.P. (“Greenlight Capital”), Greenlight Capital Qualified, L.P. (“Greenlight Qualified”), Greenlight Capital Offshore, Ltd. (“Greenlight Offshore”), Brookwood New World Investors, L.L.C. (“Brookwood”) and NWCI Holdings, LLC (“NWCI”, and with Greenlight Capital, Greenlight Qualified, Greenlight Offshore and Brookwood, “Greenlight”), the Company filed a Certificate of Designation, Preferences and Rights of Series Z Preferred Stock with the Secretary of State of Delaware in order to create a new series of Preferred Stock.  The rights and preferences of the Series Z Preferred Stock are summarized below.

Dividends.  The Series Z Preferred Stock shall not be entitled to receive any dividends except as provided in “Redemption” below.

Liquidation Preference.  In the event of the Company’s liquidation or winding up, the holders of the Series Z Preferred Stock shall be entitled to receive, on a pro rata basis, such amount, paid prior to and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of the common stock or any other class of stock, an amount equal to $1,000 per share of Series Z Preferred Stock then outstanding (as adjusted for any stock dividends, combinations or splits with respect to such shares, the “Liquidation Preference”) plus any accrued but unpaid dividends.

Redemption.  All outstanding shares of Series Z Preferred Stock shall be redeemed (subject to legal availability of funds therefore) in whole on the earlier of June 30, 2009 or the effective time of any “Series Z Merger” or any “Series Z Change of Control” (each as hereinafter defined), at 100% of the Liquidation Preference (the “Redemption Price”), in each case, payable in cash.  In the event all outstanding shares of Series Z Preferred Stock are not redeemed in accordance with the redemption obligations set forth above, the shares of Series Z Preferred Stock not so redeemed will, from and after such date, accrue a dividend at a rate per annum of the Liquidation Preference for such shares equal to 250 basis points higher than the then highest rate paid by us on its funded indebtedness, payable quarterly in cash (provided such dividends may accrue to the extent there are not funds legally available to pay such dividends) until the date such shares are ultimately redeemed by us (and, in such event, the Redemption Price will be increased by an amount of such accrued and unpaid dividends).  A “Series Z Merger” shall mean a consolidation or merger of the Company or any of its direct or indirect subsidiaries with or into any other entity, other than a merger (i) in which the Company is the surviving company, (ii) which will not result in more than 50% of the Company’s capital stock being owned of record or beneficially by persons other than the holders of such capital stock immediately prior to such merger and (iii) in which each share of Series Z Preferred Stock outstanding immediately prior to such merger will be an identical outstanding share of Series Z Preferred Stock after such merger.  A “Series Z Change of Control” means any transaction or event occurring on or after the date of the Certificate of Designation as a direct or indirect result of which (a) any person or group (other than a permitted holder) shall (1) beneficially own (directly or indirectly) in the aggregate equity interests of the Company having 50% or more of the aggregate voting power of all equity interests of the Company at the time outstanding or (2) have the right or power to appoint a majority of the board of directors of the Company; (b) during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors of the Company (together with any new directors (i) whose election by such board of directors or whose nomination for election by the shareholders of the Company was approved by a vote of a majority of the directors of the Company then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved and (ii) appointed to the board of directors of the Company within eighteen months after the date hereof) cease for any reason to constitute at least a majority of the board of directors of the Company then in office; (c) any event or circumstance constituting a “change of control” under any documentation evidencing or governing any of the Company’s indebtedness in a principal amount in excess of $10.0 million shall occur which results in the company’s obligation to prepay (by acceleration or otherwise), purchase, offer to purchase, redeem or defease all or a portion of such indebtedness; or (d) involves the sale of all of substantially all of the Company’s assets or the assets of the Company’s subsidiaries.

Protective Provisions.  For so long as any shares of Series Z Preferred Stock remain outstanding, the Company shall not, and shall not permit any of its direct or indirect subsidiaries, in each case, without the vote or written consent by the holders of the Series Z Preferred Stock (such consent, in the case of clause (b) only, not to be unreasonably withheld) to:

(a)                                  amend, alter or repeal any provision of, or add any provision to, the Certificate of Designation, Preferences and Rights of the Series Z Preferred Stock, whether by merger, consolidation or otherwise; provided, however, that no vote or written consent of the holders of the Series Z Preferred Stock will be required by this paragraph (a) or otherwise in the event of a Series Z Merger or Series Z Change of Control that results in the full redemption of the Series Z Preferred Stock at the Redemption Price, in cash, at the effective time of such Series Z Merger or Series Z Change of Control;

(b)                                 subject to clause (a) above, amend, alter or repeal any provision of, or add any provision to, the Company’s restated certificate of incorporation or by-laws, whether by merger, consolidation or otherwise, except as may be required to authorize a certificate of designation for junior stock or to increase the authorized amount any junior stock, including junior stock issued to management or employees under equity incentive plans; provided, however, that no vote or written consent of the holders of the Series Z Preferred Stock will be required by this paragraph (b) or otherwise in the event of a Series Z Merger or Series Z Change of Control that results in the redemption of the Series Z Preferred Stock at the Redemption Price, in cash, at the effective time of such Series Z Merger or Series Z Change of Control;

(c)                                  authorize or issue shares of any class of stock having any preference or priority as to dividends, assets or payments in liquidation superior to or on a parity with the Series Z Preferred Stock, including without limitation, the Series Z Preferred Stock, whether by merger, consolidation or otherwise; provided, however, that no vote or written consent of the holders of the Series Z Preferred Stock will be required by this paragraph (c) or otherwise in the event of a Series Z Merger or a Series Z Change of Control that results in the full redemption of the Series Z Preferred Stock at the Redemption Price, in cash, at the effective time of such Series Z Merger or Series Z Change of Control;

(d)                                 take any action that results in the Company or any of its direct or indirect subsidiaries incurring or assuming indebtedness (including the guaranty of any indebtedness) in excess of the greater of (i) $185 million and (ii) 3.75 × EBITDA for the trailing 12-month period prior to such date;

(e)                                  consummate any Series Z Merger or Series Z Change of Control that does not result in the redemption of the Series Z Preferred Stock at the Redemption Price, payable in cash, at the effective time of the Series Z Merger or Series Z Change of Control transaction;

(f)                                    make any Restricted Payment in violation of the Restricted Payments covenant in the Indenture dated July 8, 2003 among the Company, the Subsidiary Guarantors as defined therein and the Bank of New York, as trustee (as in effect on July 8, 2003); and

(g)                                 enter into any agreement to do any of the foregoing items set forth in paragraphs (a) through (f) above.

On September 24, 2003, at the Company’s annual meeting of stockholders, the stockholders approved amendments to the Company’s restated certificate of incorporation to (1) increase the number of shares of common stock authorized for issuance for 150,000,000 to 1,500,000,000 so that the Company could effect the transactions contemplated by the equity restructuring agreement; (2) effect a 1.6610444-for-1 forward stock split so that the Company could effect the transactions contemplated by the equity restructuring agreement; (3) effect a 1-for-100 reverse stock split that would take effect following the consummation of the transactions contemplated by the equity restructuring agreement; (4) reduce the number of shares of common stock authorized for issuance following the effectiveness of the reverse stock split from 1,500,000,000 to 15,000,000; (5) eliminate the classification of the board of directors so that each of the Company’s directors will stand for re-election annually; (6) allow the Company’s stockholders to take action by written consent of the holders of 80% of the capital stock entitled to vote on such action.  Following the approval of the stockholders, the Company filed the amendments to its restated certificate of incorporation with the Secretary of State of the State of Delaware.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 24, 2003, at the Company’s annual meeting of stockholders, the stockholders were asked to consider and vote upon proposals (1) to elect two directors to serve until the 2006 annual meeting of stockholders (or, if proposal 7 is approved and effectuated, until the 2004 annual meeting of stockholders), and until their respective successors are elected and qualified; (2) to approve the equity restructuring agreement and the transactions contemplated thereby; (3) to approve an amendment to the Company’s restated certificate of incorporation to increase the number of shares of common stock authorized for issuance from 150,000,000 to 1,500,000,000; (4) to approve an amendment to the Company’s restated certificate of incorporation to effect a 1.6610444-for-1 forward stock split in order to effect the transactions contemplated by the equity restructuring agreement; (5) to approve and amendment to the Company’s restated certificate of incorporation to effect a 1-for 100 reverse stock split that will take effect following the consummation of the transactions contemplated by the equity restructuring agreement; (6) to approve an amendment to the Company’s restated certificate of incorporation to reduce the number of shares of common stock authorized for issuance following the effectiveness of the reverse stock split from 1,500,000,000 to 15,000,000; (7) to approve an amendment to the Company’s restated certificate of incorporation to eliminate the classification of the board of directors; (8) to approve an amendment to the Company’s restated certificate of incorporation to allow the Company’s stockholders to take action by written consent of the holders of 80% of the capital stock entitled to vote on such action; and (9) to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 30, 2003.

In the proposal to elect Lawrence Gelfond to the board of directors—34,114,456 shares were voted in favor of the election of Lawrence Gelfond, 87,708 shares were voted against the election of Lawrence Gelfond and no shares were withheld from the vote.

In the proposal to elect Mark Kline to the board of directors—34,114,456 shares were voted in favor of the election of Mark Kline, 87,708 shares were voted against the election of Mark Kline and no shares were withheld from the vote.

In the proposal (Proposal 2) to approve the equity restructuring agreement and the transactions contemplated thereby – 34,090,214 shares were voted in favor of Proposal 2, 96,050 shares were voted against Proposal 2 and 15,900 shares abstained from the vote.

In the proposal (Proposal 3) to amend the Company’s restated certificate of incorporation to increase the number of shares of common stock authorized for issuance – 34,122,598 shares were voted in favor of Proposal 3, 64,166 shares were voted against Proposal 3 and 15,400 shares abstained from the vote.

In the proposal (Proposal 4) to amend the Company’s restated certificate of incorporation to effect a 1.6610444-for-one forward stock split in order to effect the transactions contemplated by the equity restructuring agreement – 34,131,798 shares were voted in favor of Proposal 4, 68,866 shares were voted against Proposal 4 and 1,500 shares abstained from the vote.

In the proposal (Proposal 5) to amend the Company’s restated certificate of incorporation to effect a one-for-one hundred reverse stock split following the consummation of the transactions contemplated by the equity restructuring agreement – 34,055,196 shares were voted in favor of Proposal 5, 131,468 shares were voted against Proposal 5 and 15,500 shares abstained from the vote.

In the proposal (Proposal 6) to amend the Company’s restated certificate of incorporation to reduce the number of shares of common stock authorized for issuance following the consummation of the effectiveness of the reverse stock split – 34,127,257 shares were voted in favor of Proposal 6, 65,907 shares were voted against Proposal 6 and 9,000 shares abstained from the vote.

In the proposal (Proposal 7) to amend the Company’s restated certificate of incorporation to eliminate the classification of the board of directors – 34,126,291 shares were voted in favor of Proposal 7, 52,973 shares were voted against Proposal 7 and 22,900 shares abstained from the vote.

In the proposal (Proposal 8) to amend the Company’s restated certificate of incorporation to allow the Company’s stockholders to take action by written consent of the holders of 80% of the Company’s capital stock entitled to vote on such action – 34,071,041 shares were voted in favor of Proposal 8, 115,691 shares were voted against Proposal 8 and 15,432 shares abstained from the vote.

In the proposal (Proposal 9) to ratify the appointment of Grant Thornton LLP, independent accountants, as the Company’s auditors for the fiscal year ending December 30, 2003 – 34,177,674 shares were voted in favor of Proposal 9, 14,590 shares were voted against Proposal 9 and 9,900 shares abstained from the vote.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

31.1                           Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K filed during the quarter ended September 30, 2003

7/8/03 New World Announces closing of $160 Million Senior Secured Notes

8/16/03 New World Reports Results for the three and six-month periods ended July 1, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.

Date: November 14, 2003	By: /s/ PAUL J.B. MURPHY, III
Paul J.B. Murphy, III
Chairman and Chief Executive Officer

Date: November 14, 2003	/s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz Chief Financial Officer and Principal Accounting Officer