Form 10-K
period 2003-12-30
NEW WORLD RESTAURANT GROUP INC
filed 2004-03-26
CIK 949373

Use these links to rapidly review the document
NEW WORLD RESTAURANT GROUP, INC. FORM 10-K TABLE OF CONTENTS
NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2003

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

        The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing sale price as reported on the "pink sheets" on July 1, 2003 was $3,193,381.

        As of March 10, 2004, 9,841,828 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (with the exception of Item 10, "Executive Officers") is incorporated herein by reference from the registrant's definitive proxy statement for the 2004 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2003 fiscal year.

NEW WORLD RESTAURANT GROUP, INC.
FORM 10-K
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Business-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

  •
  Our ability to achieve our business strategy of revitalizing our concept and menus;

  •
  Our ability to open new company-owned Einstein Bros. locations;

  •
  Our ability to satisfy our obligations under our indebtedness;

  •
  Changes in the price of our raw ingredients;

  •
  Our ability to attract, retain and motivate qualified employees;

  •
  Changes in labor costs;

  •
  Our dependence on our suppliers and distributors;

  •
  Fluctuations in consumer preferences;

  •
  The impact of federal, state or local government regulations;

  •
  Competition in the restaurant industry;

  •
  Availability and cost of additional capital;

  •
  Litigation in connection with our operations, including food quality claims;

  •
  Our ability to protect our trademarks, service marks and other proprietary rights;

  •
  Actions taken by, and claims made against us by, our franchisees; and

  •
  Other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission (the "SEC").

        This list of factors that may affect future performance and the accuracy of forward looking statements is illustrative but not exhaustive. Accordingly, all forward looking statements should be evaluated with an understanding of their inherent uncertainty.

        Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1. BUSINESS

General

        We are a leader in the quick casual segment of the restaurant industry with 736 locations in 32 states plus the District of Columbia as of December 30, 2003. We specialize in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. Our product offerings include fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other café beverages. As of December 30, 2003, our retail system consisted of 464 company-operated, 231 franchised and 41 licensed locations. We also operate a dough production and a coffee roasting facility. We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus. In October 2003, we appointed a new senior management team. This team is assessing the current reporting system and determining the appropriate operating metrics for our business, which will be monitored and reported on in the future.

        We are a Delaware corporation and were organized in November 1992.

Acquisitions

        In our early years, we operated and franchised specialty coffee cafés in the northeastern United States. In addition to coffee, we also served fresh, high quality gourmet foods, pastries, etc. Our business strategy in those years was to be a franchisor and grow through acquisitions. With the acquisition of Manhattan Bagel Company, Inc. ("Manhattan") in 1998 and Chesapeake Bagel Bakery ("Chesapeake") in 1999, we became a significant franchisor of bagel restaurants and, to a lesser extent, of coffee cafés. In 2001, our strategy evolved to include company-operated restaurants as well as franchised and licensed locations as we completed the acquisition of substantially all of the assets (the "Einstein Acquisition") of Einstein/Noah Bagel Corp. ("ENBC") and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. which operated 2 brands: Einstein Bros. and Noah's New York Bagels ("Noah's"). We currently operate company-owned stores predominantly under the Einstein Bros. and Noah's brands. Our franchise operations are predominantly under the Manhattan and Chesapeake brands. We also continue to operate and franchise the New World Coffee restaurants and operate the Willoughby's Coffee and Tea brands.

        The Einstein Acquisition in 2001 was accomplished by issuing a substantial amount of short-term debt and mandatorily redeemable preferred equity, which have since been refinanced and restructured. These transactions and their effect on our current capital structure are discussed more fully in the following paragraphs.

Financing Transactions

        For the period August 2000 through June 19, 2001, we engaged in several financing transactions with various entities to acquire the bonds of ENBC, which had declared Chapter 11 bankruptcy on April 27, 2000. The face amount of these financings was $250.0 million, which consisted of $185.0 million of debt and $65.0 million of preferred stock. The proceeds of these financings, net of discounts and issuance costs, were approximately $225.0 million. These proceeds were primarily used to purchase substantially all the assets of ENBC on June 19, 2001 for $160.0 million along with the assumption of certain liabilities subject to adjustment to the extent they exceeded $30.0 million. The remaining amounts were used to fund operating, investing and other financing activities. The maturity date on the debt and redemption date of certain preferred stock issuances ranged from one to three years. The debt and preferred stock agreements required the issuance of additional warrants and payment of dividends in the event that they were not redeemed within a certain period.

        Between June 2001 and May 2003 several significant events occurred:

  •
  our common stock was delisted from the Nasdaq National Market as a result of violations of two rules relating to stockholder approval for equity issuances;

  •
  unauthorized bonus payments in the aggregate amount of $3.5 million were made to certain former executive officers and employees;

  •
  we engaged Grant Thornton LLP to re-audit our financial statements for fiscal 2001 and fiscal 2000 due to the accounting treatment we applied to debt and preferred stock specifically related to the accounting treatment for effective interest and derivative liabilities in the consolidated financial statements as originally filed under the exchange act;

  •
  we incurred non-recurring expenditures in connection with the investigation of the unauthorized bonus payments, the re-audit of our financial statements and proposed refinancing of our $140 Million of Senior Increasing Rate Notes ("$140 Million Facility"); and,

  •
  we defaulted on the repayment of the $35 million asset-backed loan to our non-restricted subsidiary, New World EnbcDeb Corp. ("Bridge Loan"), which matured on June 15, 2002.

        In October 2002, we engaged CIBC World Markets Corp. ("CIBC") as our exclusive financial advisor in connection with our review of strategic alternatives to rationalize our capital structure. From October 2002 to June 2003, we reviewed a variety of transactions and alternatives for our business.

Debt Refinancing

        On July 8, 2003, we issued $160.0 million of 13% senior secured notes due 2008 ("$160 Million Facility") in a private placement to replace our $140 Million Facility. The $160 Million Facility was offered by us and guaranteed, jointly and severally, by all of our present and all future subsidiaries other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes). We used the net proceeds of the offering, among other things, to refinance the $140 Million Facility. In November 2003, the original notes issued in the $160 Million Facility were exchanged by us for notes that were registered with the SEC pursuant to a registration statement on Form S-4.

        On July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank ("AmSouth Revolver"). The AmSouth Revolver was amended on December 30, 2003.

Equity Restructuring

        On June 26, 2003, our board of directors approved an equity restructuring agreement ("Equity Recap") with the holders of all our preferred stock and a substantial portion of our fully diluted common stock, including:

    Greenlight Capital, L.P. ("Greenlight Capital");
    Greenlight Capital Qualified, L.P. ("Greenlight Qualified");
    Greenlight Capital Offshore, Ltd. ("Greenlight Offshore");
    Brookwood New World Investors, L.L.C. ("Brookwood"); and,
    NWCI Holdings, LLC ("NWCI").

        These entities are collectively referred to as Greenlight in this filing. Additionally, we also agreed to the Equity Recap with Halpern Denny Fund III, L.P. ("Halpern Denny"). Certain of these entities also held a portion of the $140 Million Facility.

        On September 24, 2003, our stockholders approved the Equity Recap as follows:

  •
  we issued Halpern Denny 57,000 shares of Mandatorily Redeemable Series Z Preferred Stock, par value $0.001 per share ("Series Z"), in exchange for 56,237.994 shares of Mandatorily Redeemable Series F Preferred Stock par value $0.001 per share ("Series F"), (including accrued and unpaid dividends, which were payable in additional shares of Series F), 23,264,107 shares of common stock, and warrants to purchase 13,711,054 shares of common stock (collectively, the "Halpern Denny Interests"); and

  •
  each stockholder received 0.6610444 new shares of common stock for every share of common stock held by such stockholder pursuant to a 1.6610444-for-one forward stock split in order to effect the transactions contemplated by the Equity Recap;

  •
  the per share exercise price and the number of shares of common stock issuable upon the exercise of each outstanding option or warrant (other than the warrants that were issued in connection with the $140 Million Facility pursuant to the Warrant Agreement dated June 19, 2001, as amended between us and The Bank of New York, as warrant agent (the "Warrant Agreement")) were adjusted to reflect the forward stock split;

  •
  immediately following the forward stock split, we issued Greenlight 938,084,289 shares of common stock in exchange for 61,706.237 shares of Series F. These shares of Series F included

  i)
  shares originally issued as Series F,

  ii)
  shares converted into Series F from the $10 million contribution plus accrued interest resulting from the a bond purchase agreement entered into with Greenlight ("Greenlight Obligation") and

  iii)
  shares converted into Series F from the Bridge Loan (which was acquired by Greenlight from Jefferies & Company, Inc.).

        Following the closing of the Equity Recap, Greenlight beneficially owned approximately 92% of our common stock on a fully diluted basis and warrants issued pursuant to the Warrant Agreement represented approximately 4.3% of our common stock on a fully diluted basis.

        In addition to approving the Equity Recap at our September 24, 2003 annual meeting, our stockholders approved the following restructuring-related items:

  •
  amending our Restated Certificate of Incorporation to effect a one-for-one hundred reverse stock split following the consummation of the transactions contemplated by the Equity Recap;

  •
  amending our Restated Certificate of Incorporation to reduce the number of shares of common stock authorized for issuance following the consummation of the effectiveness of the reverse stock split to 15,000,000;

  •
  amending our Restated Certificate of Incorporation to eliminate the classification of the board of directors; and,

  •
  amending our Restated Certificate of Incorporation to allow our stockholders to take action by written consent of the holders of 80% of our capital stock entitled to vote on such action.

Industry Overview

        Demographic shifts and evolving lifestyles have affected the U.S. restaurant industry over the past 30 years. The growth of women in the workforce, the resulting rise of dual income households, a large decrease in blue collar jobs and corresponding increase in white collar employment means consumers find themselves pressed for time, but not for money. Less time, more money, different jobs and fewer stay-at-home cooks all continue to drive changes in food consumption habits in America. For example, the U.S. Foodservice industry (i.e., food consumed outside the home) will account for 49% of total food sales in 2004 according to Technomic, Inc., a food service consulting company. This is up from just 37% in 1975.

        These same demographic shifts have more recently given rise to an entirely new segment in the restaurant industry called Quick Casual. According to a recent study by Technomic Inc., quick casual represents approximately a $6.0 billion industry with a 3-year compound growth rate of 11%. This is the segment in which our brands compete. Quick casual blends the convenience and low average price of quick service restaurants (QSR) with the pleasant atmosphere and higher food quality of casual dining restaurants. As defined by Technomic, quick casual restaurants are "attractive and comfortable establishments that serve freshly prepared, wholesome, quality, authentic foods in reasonably fast service formats". According to a King-Casey study, growth of quick casual restaurants has been driven by consumer priorities for speed, convenience, healthier menu items and a pleasant dining environment.

        According to Technomics, this category is expected to increase by 38% between 2002 and 2005 due to the following demographic drivers: rise of dual incomes, time constraints, aging baby boomers, growing ethnicity, increased consumer sophistication and demand for healthier foods. In response to this trend, our brands have sought to leverage their historic affiliation with the breakfast daypart into broader dayparts. In the restaurant industry, a daypart is defined as a specific mealtime (e.g. breakfast, lunch, dinner), and those time periods in between each specific mealtime. We now offer the consumer a broad menu of high quality foods throughout the day.

Restaurant Operations

        We operate, franchise or license 736 locations as of December 30, 2003 under our Einstein Bros., Noah's, Manhattan, Chesapeake, New World Coffee and Willoughby's Coffee & Tea brands. We expect to grow our restaurant operations primarily through our Einstein Bros. brand.

Einstein Bros.

        As of December 30, 2003, there were 373 company-operated and 38 licensed Einstein Bros. locations in 28 states and the District of Columbia. The average Einstein Bros. location is approximately 2,200 square feet in size with approximately 40 seats and is generally located in a neighborhood or regional shopping center. We use sophisticated fixtures and materials in the brand's design to create a store environment that is consumer friendly, inviting and reflective of the brand's personality and strong neighborhood identity, and which visually reinforces the distinctive difference between the brand's quick casual positioning and that of quick service restaurants. Einstein Bros.' menu specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order sandwiches on bagels and breads such as challah, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other café beverages. The Einstein Bros. brand generated approximately 79% of our 2003 revenues.

Noah's

        As of December 30, 2003, there were 83 company-operated and 3 licensed Noah's locations in 3 states. The average Noah's location is approximately 1,800 square feet in size with approximately 12 seats and is located in urban neighborhoods or regional shopping centers. We use elaborate tile work and wood accents in the brand's design to create an environment whimsically reminiscent of a Lower East Side New York deli, which reinforces the brand's urban focus with an emphasis on the authenticity of a New York deli experience. Noah's menu specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order deli style sandwiches, including such favorites as pastrami, corned beef and roast beef piled high on fresh breads and bagels baked on location daily, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other café beverages. The Noah's brand generated approximately 16% of our 2003 revenues.

Manhattan and Chesapeake

        As of December 30, 2003, there were 178 franchised Manhattan locations in 16 states and 42 franchised Chesapeake locations in 12 states and the District of Columbia. The average Manhattan and Chesapeake location is approximately 1,400 to 2,400 square feet with 24 to 50 seats and is primarily located in urban neighborhoods or regional shopping centers. Manhattan and Chesapeake stores are designed to combine the authentic atmosphere of a bagel bakery with the comfortable setting of a neighborhood-meeting place. The locations offer over 20 varieties of fresh baked bagels, as well as bagel sticks and bialys and up to 15 flavors of cream cheese, an extensive variety of breakfast and lunch sandwiches, salads, soups, coffees and café beverages, soft drinks and desserts. The Manhattan and Chesapeake brands generated approximately 4% of our 2003 revenues. Manhattan revenues are comprised of manufacturing revenues (primarily sales of dough, cream cheese and coffee to franchisees), royalty payments and fees. Chesapeake revenues are comprised solely of royalty payments and fees.

New World Coffee/Willoughby's Coffee & Tea

        As of December 30, 2003, there were 8 company-operated and 11 franchised New World Coffee and Willoughby's Coffee & Tea locations in 5 states in the northeastern United States. The locations are designed using natural materials and warm lighting to create the comfortable atmosphere of an inviting neighborhood café. The locations offer up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, a broad range of Italian-style beverages, such as espresso, cappuccino, café latte, café mocha and espresso macchiato, along with an extensive variety of primarily breakfast and dessert items meant to complement the beverage offerings. The New World Coffee/Willoughby's brands generated approximately 1% of our 2003 revenues. New World Coffee/Willoughby's revenues are primarily comprised of company-operated location sales, manufacturing revenues, royalty payments and fees.

Business Strategy

Revitalize our Concepts

        We have begun the process of identifying opportunities to revitalize our concepts. This process includes analyzing consumer survey data, reviewing our restaurant operations in the areas of brand positioning, service systems and customer exposure, and developing a new store prototype to validate modifications. We anticipate the process to result in a new "look and feel" of our stores, a more efficient flow of service and an enhanced menu. The initial modifications to a select group of test stores are planned for the end of 2004.

Increase Sales Through Daypart Expansion

        We intend to grow our business by continuing to focus on expanding our dayparts. We believe we have an attractive opportunity to grow our lunch daypart to take advantage of the largest segment of the restaurant industry by offering the consumer a broad menu of high quality foods throughout the day. Specifically, in 2003, we launched product initiatives to expand our selection of gourmet sandwiches, introduced hot lunch offerings and broadened our selection of desserts and premium beverages. We also launched additional service initiatives to improve location-level through-put and speed of service. We are introducing marketing initiatives to increase frequency, build check average and enhance reach.

Develop New Menu Offerings Based on Customer Trends

        We are committed to providing high quality, delicious everyday food that the consumer will not find anywhere else and would not make at home. Our research, a compilation from Harmen Atchinson, Lerner Research, ethnographic research from our existing customers and our own focus groups, indicates that the Einstein Bros. and Noah's brand appeals to our customers because we start with premium quality ingredients and turn them into a selection of fresh foods and drinks. We offer a broad variety of fresh-baked goods, sandwiches, signature salads, flavorful soups and desserts. Our beverage menu features a full line of premium coffees and café drinks. Our gourmet offerings are prepared in front of customers using fresh ingredients, a key trait to the quick casual segment. We strive to maintain a pipeline of new menu offerings that are systematically introduced in order to keep our menu innovative, delicious, and relevant to our consumers' lifestyles. For example, in the past year we have seen a trend towards "healthier lifestyles" in our consumers. We have responded by offering choices focused on a variety of dietary needs from introducing a lower carbohydrate bagel to salads, vegetarian soups and egg dishes that do not include bread.

Develop Alternative Sales Channels

        We believe we have opportunities to develop multiple sales channels outside of our traditional retail locations. These alternatives can generate incremental revenues, enhance our brands' visibility and improve customer convenience. In particular, in-store bakeries in the grocery and warehouse club channels are increasingly seeking strong consumer brands to help drive their sales of bread and bagels. We have established a vendor partnership with Costco pursuant to which we sell Einstein Bros. and Noah's products dual branded with the Kirkland signature brand through more than 300 Costco stores. We recently entered into a similar arrangement with Target Corp. pursuant to which we sell Einstein Bros. products through more than 100 SuperTarget stores. We expect to attract additional alternative retail customers based on Einstein Bros.' substantial brand equity and superior food quality and freshness.

Pursue Disciplined Growth

        We have a significant opportunity to add new company-operated Einstein Bros. locations in existing markets to realize additional operating and marketing efficiencies, leverage existing brand awareness and enhancing customer convenience. We also have opportunities in the 22 states in which the Einstein Bros. concept does not currently have a company-operated store presence. We added six new Einstein Bros. company-operated locations during 2003 and intend to open an additional 4 to 6 locations during 2004. We have a strong platform for growth through store licensing as a result of our solid positioning within the quick casual restaurant segment. Our store licensing program, which is available to qualified foodservice operators, continues to expand with 41 licensed store locations open at the end of 2003 up from 26 locations at the end of 2002. We intend to continue that expansion by opening approximately 25 to 50 licensed store locations during 2004. We continue to evaluate a franchising program for Einstein Bros., which would be available to experienced, well-capitalized operators, to help build our leadership position in the quick casual segment of the restaurant industry.

Sourcing, Manufacturing & Distribution

        We believe that controlling the manufacture and distribution of our key products is an important element in ensuring both quality and profitability. To support this strategy, we have developed proprietary formulations, invested in processing technology and manufacturing capacity, and aligned ourselves with strategic suppliers.

Bagel Dough

        We have significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough to produce a high-quality product more commonly associated with smaller bakeries. We believe this system enables locations to provide consumers with a variety of consistent, superior products. We currently operate a bagel dough manufacturing facility in Whittier, CA and have a supply contract with Harlan Bakeries, Inc. in Avon, IN that produces bagel dough to our specifications.

Cream Cheese

        Our cream cheese is purchased through two third party providers and is sold at our Einstein Bros., Noah's and Manhattan locations.

Coffee

        The majority of our coffee is purchased through a third party provider and is sold at our Einstein Bros. and Noah's locations. For our Manhattan, Chesapeake, New World and Willoughby's locations, we have a coffee production facility. For that facility, we purchase high quality grades of Arabica coffee and make purchase commitments on the basis of quality, taste and availability. We have long-standing relationships with coffee brokers, allowing us access to high quality green coffees. Our roasting processes vary based upon the variety, origin and physical characteristics of the coffee and are designed to develop the optimal flavor and aromatics of each coffee.

Distribution

        We currently utilize a network of independent distributors to distribute frozen dough and other materials to our locations. By contracting with distributors, we are able to eliminate investment in distribution systems and to focus our managerial and financial resources on our retail operations. Virtually all food products and supplies for our company-owned store operations, including frozen dough, cream cheese, coffee, meats and paper goods are contracted for by us and delivered by the vendors to our distributors for delivery to the locations. The individual locations order directly from the distributors one to three times per week.

Site Selection

        We have completed a detailed site selection and trade area analysis for selected markets in the United States. Our extensive site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures. We then determine the availability of the site and the related costs. Our site and selection strategy emphasizes co-tenant out parcel, end-cap and in-line locations in neighborhood shopping centers and power centers with easy access from high-traffic roads.

Commissaries

        We believe that our commissary system that processes bulk raw ingredients used at our company-operated stores and licensee locations provides a competitive advantage. Our commissaries assure consistent quality, supply fresh products and improve efficiencies by reducing labor and inventory requirements. We focus our growth in areas that allow us to continue to gain efficiencies through leveraging the fixed cost of our current commissary structure. Distribution is accomplished through leveraging our regional distribution partners and locally in certain markets through a fleet of temperature-controlled trucks operated by our personnel.

Marketing

        We are developing an advertising and media strategy to ramp our spending as we evolve our business tactics. We are developing multi dimensional media tactics integrating print, traffic radio, broadcast, outdoor and direct mail to support our high revenue markets.

        Company operated and franchised locations are generally required to contribute to the respective brand's marketing fund, which provides the locations with marketing support, including in-store point-of-purchase and promotional materials. Print and other mass media advertising is utilized to increase consumer interest and build sales.

Franchise and Licensing Programs

        We have entered into licensing agreements with Aramark, Sodexho, AAFES and other foodservice operators to develop stores on college campuses, hospitals, airports, military installations and other locations. As of December 30, 2003, we had 41 licensed locations open and expect to add 25 to 50 licensed locations by the end of 2004. The licensing program typically requires the payment of an upfront license fee that is fully earned at the time the licensee commences operations, and continuing royalties on sales from each location. The licensees are required to buy all their proprietary products from sources approved by us.

        We have a franchise base primarily in our Manhattan and Chesapeake brands that generates a recurring revenue stream through fee and royalty payments. Our franchise base provides us with the ability to grow our brands with a minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations.

Management Information Systems

        Each Einstein Bros. and Noah's company-operated location uses point-of-sale computers to collect daily transaction data, which is used to generate pertinent marketing information, including daily sales, product mix and average check. All product prices are programmed into the system from our corporate office.

        Our in-store personal computer system is designed to assist in the management of our restaurants. The system provides labor and food cost management tools to provide corporate and retail operations management quick access to retail data and to reduce store managers' administrative time. The system supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly-consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each fiscal period.

Trademarks and Service Marks

        Our rights in our trademarks and service marks ("Marks") are a significant part of our business. We are the owners of the federal registration of the "Einstein Bros.," "Noah's New York Bagels," "Manhattan Bagel," "Chesapeake Bagel Bakery" and "New World Coffee" Marks. Some of our Marks are also registered in several foreign countries. We are aware of a number of companies that use various combinations of words in our Marks, some of which may have senior rights to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair the use of our Marks. It is our policy to defend our Marks and the associated goodwill from encroachment by others. The Marks listed above represent the brands of the retail outlets that we own. We also own numerous other Marks related to our business.

Competition

        We experience competition from numerous sources in our trade areas. Our restaurants compete based on customers' needs for breakfast, lunch and afternoon "chill-out", which is the period after lunch and before dinner. Our competitors may change based upon the daypart we offer our products in. The competitive factors include location, environment, customer service, price and quality of products. We compete for leased space in desirable locations. Certain of our competitors may have capital resources exceeding those available to us. Our primary competitors include specialty food and casual dining restaurant retailers including national, regional and locally owned restaurants.

General Economic Trends and Seasonality

        We anticipate that our business will be affected by general economic trends that affect retailers in general. While we have not operated during a period of high inflation, we believe based on industry experience that we would generally be able to pass on increased costs resulting from inflation to our consumers. Our business may be affected by other factors, including increases in the commodity prices of flour, butter and/or green coffee, acquisitions by us of existing stores, existing and additional competition, marketing programs, weather and variations in the number of location openings. Although few, if any, employees are paid at the minimum wage, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees.

        Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

Government Regulation

        Each of our locations is subject to licensing and regulation by a number of governmental authorities, which include health, safety, labor, sanitation, building and fire agencies in the state or municipality in which the store is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of locations for an indeterminate period of time or third-party litigation. Our manufacturing, commissary and distribution facilities are licensed and subject to regulation by either federal, state or local health and fire codes, and the operation of our trucks are subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

        Our franchise operations are subject to Federal Trade Commission regulation and various state laws, which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. In August 2003, the New York Attorney General's office commenced an investigation into prior sales of franchises in New York.    See "Item 3. Legal Proceedings."

Employees

        As of December 30, 2003, we had 7,464 employees, of whom 7,181 were store personnel, 80 were plant and support services personnel, and 203 were corporate personnel. Most store personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our employees are not represented by a labor organization. We believe that our employee relations are good.

Available Information

        We are subject to the informational requirements of the Exchange Act. We therefore file periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Risk Factors

Risk Factors Relating to Our Financial Condition

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

  •
  limit our ability to withstand competitive pressures from our less leveraged competitors; and

  •
  harm us because a failure by us to comply with the covenants in the instruments and agreements governing our indebtedness could result in an event of default that, if not cured or waived, could result in all of our indebtedness becoming immediately due and payable, which could render us insolvent.

We may not be able to generate sufficient cash flow to make payments on our indebtedness.

        Economic, financial, competitive, legislative and other factors beyond our control may affect our ability to generate cash flow from operations to make payments on our indebtedness and to fund necessary working capital. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to make payments on our debt, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing our debt, selling assets or raising equity. We may not be able to accomplish any of these alternatives on satisfactory terms, if at all, and even if accomplished, they may not yield sufficient funds to service our debt.

Risk Factors Relating to Our Business

We are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results.

        Food service businesses are often affected by changes in consumer tastes, dietary trends, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. Shifts in consumer preferences away from our type of cuisine and/or the quick casual dining style could have a material adverse affect on our results of operations. We believe that the trend toward consumption of food low in carbohydrate content may have had and will continue to have a negative impact on our sales and revenues. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business prospects, financial condition, operating results and cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

There is intense competition in the restaurant industry.

        Our industry is intensely competitive and there are many well-established competitors with substantially greater financial and other resources than we have. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. In addition, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist.

We are vulnerable to fluctuations in the cost, availability and quality of our raw ingredients.

        The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have no control over fluctuations in the price of commodities, and we may not be able to pass through any cost increases to our customers. We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. All of these factors could adversely affect our business and financial results.

We heavily depend on our suppliers and distributors.

        We currently purchase our raw materials from various suppliers. We purchase a majority of our frozen bagel dough from one supplier. Though to date we have not experienced significant difficulties with our suppliers, our reliance on our suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

        We depend on our network of six regional custom distributors to distribute frozen bagel dough and other materials to our locations. If any one or more of these distributors fails to perform as anticipated, or if there is any disruption in any of our distribution relationships for any reason, it could have a material adverse effect on our business, financial condition and results of operations.

Increasing labor costs could adversely affect our continued profitability.

        We are dependent upon an available labor pool of unskilled employees, many of whom are hourly employees whose wages may be affected by an increase in the federal or state minimum wage. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of employees from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash available to service our debt obligations if we are unable to recover these increases by raising the prices we charge our customers.

We face the risk of adverse publicity and litigation in connection with our operations.

        We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit our future performance. We have been subject to claims from time to time, and although these claims have not historically had a material impact on our operations, a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

We rely in part on our franchisees.

        We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, franchisees may not have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees.

We face risks associated with government regulation.

        Each of our locations is subject to licensing and regulation by the health, sanitation, safety, labor, building and fire agencies of the respective states and municipalities in which it is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on us and our results of operations.

        In addition, our franchise operations are subject to regulation by the Federal Trade Commission. Our franchisees and we must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to our business. The failure to comply with federal, state and local rules and regulations would have an adverse effect on our franchisees and us.

        Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we are not aware of any environmental conditions that require remediation by us under federal, state or local law at our properties, we have not conducted a comprehensive environmental review of our properties or operations. We may not have identified all of the potential environmental liabilities at our properties, and any such liabilities that are identified in the future may have a material adverse effect on our financial condition.

We may not be able to protect our trademarks, service marks and other proprietary rights.

        We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, service marks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks, service marks and other proprietary rights.

We have a majority stockholder.

        Greenlight Capital, L.L.C. owns approximately 92 percent of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and to determine whether a change in control of our company occurs. Greenlight's interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations. Greenlight has voted its shares to elect a majority of our current board of directors, one of whom is a former officer of Greenlight and the remainder of whom are not affiliated with Greenlight.

We face potential regulatory sanctions, civil and criminal penalties and claims for monetary damages and other relief.

        The SEC initiated an investigation relating to the reasons for our delay in filing our Form 10-K for fiscal 2001, the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold E. Novack. We are cooperating fully with the SEC's investigation. We are also cooperating fully with a Department of Justice inquiry relating to the same. In addition, in August 2003, the New York Attorney General commenced on investigation into prior sale of franchisees in New York. See Item 3. "Legal Proceedings." We may be subject to regulatory sanctions, civil penalties and/or claims for monetary damages and other relief that may have a material adverse effect on our business, prospects and financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is information with respect to our executive officers:

Name	Age	Position
Paul J.B. Murphy III	49	Acting Chairman, Chief Executive Officer and Director
Susan E. Daggett	43	Chief Operating Officer
Richard P. Dutkiewicz	48	Chief Financial Officer
Jill B. W. Sisson	56	General Counsel and Secretary
Michael J. Mrlik II	46	Executive Vice President Operations

        Paul J.B. Murphy III.    Mr. Murphy was appointed Acting Chairman and Chief Executive Officer in October 2003. Mr. Murphy joined us in December 1997 as Senior Vice President—Operations and had served as Executive Vice President—Operations since March 1998. Mr. Murphy was appointed our Chief Operating Officer in June 2002. From July 1996 until December 1997, Mr. Murphy was Chief Operating Officer of one of our former area developers. From August 1992 until July 1996, Mr. Murphy was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken. Mr. Murphy has a B.A. degree from Washington and Lee University.

        Susan E. Daggett.    Ms. Daggett was appointed Chief Operating Officer in October 2003. Ms. Daggett joined us in 1995 as Director, Operations Finance, and was subsequently promoted to V.P., Operations Finance, then to V.P. and Controller. In May 1998, she moved into our purchasing and distribution areas, serving as V.P., Purchasing and later as V.P., Supply Chain, before becoming our Chief Supply Officer in May 2002. Prior to joining us, Ms. Daggett served as Director, Financial Planning and Reporting at Arby's Inc., and as Director, Financial Planning and Analysis with Burger King. Ms. Daggett began her career at Ernst & Whinney. She has a B.A. degree in Business Administration from the University of Northern Iowa.

        Mr. Richard P. Dutkiewicz.    Mr. Dutkiewicz joined us in October 2003 as Chief Financial Officer. From May 2003 to October 2003, Mr. Dutkiewicz was Vice President—Information Technology of Sirenza Microdevices, Inc., a publicly traded telecommunications component manufacturer located in Broomfield, Colorado. In May 2003, Sirenza Microdevices, Inc. had acquired Vari-L Company, Inc., a publicly traded telecommunications component manufacturer. From January 2001 to May 2003, Mr. Dutkiewicz was Vice President—Finance, Chief Financial Officer of Vari-L Company, Inc. From April 1995 to January 2001, Mr. Dutkiewicz was Vice President—Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado, a leading supplier of branded natural beef in the United States. Mr. Dutkiewicz's previous experience includes senior financial management positions at Tetrad Corporations, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz was an Audit Manager at KPMG, LLP. Mr. Dutkiewicz received a BBA degree from Loyola University of Chicago and is a member of the

American Institute of Certified Public Accountants, Financial Executives International and the Association for Corporate Growth.

        Jill B. W. Sisson.    Ms. Sisson, who joined us as a consultant in December 2003, most recently served as General Counsel and Secretary of Graphic Packaging International Corporation, a NYSE-listed packaging company, from September 1992 until its merger with Riverwood Holding, Inc. in August 2003. From 1974 to September 1992, she engaged in private law practice in Denver, Colorado. She received her J.D. degree from the University of Colorado Law School in 1974.

        Michael J. Mrlik II.    Mr. Mrlik joined us in October 1997 and has served in several capacities since then. He has been our Executive Vice President—Operations since October 2003, and previously served as our Senior Vice President—Operations (May 2002-October 2003), Vice President—Operations (January 2000-May 2002), Vice President—Franchise (July 1999-January 2000), and Vice President—Operations (October 1997-July 1999). Mr. Mrlik has a B.A. degree from Washington and Lee University.

ITEM 2. PROPERTIES

        As of December 30, 2003, we and our franchisees and licensees operated 736 locations as follows:

State	Company-Operated	Franchised/Licensed	Total
Alabama	—	2	2
Arizona	22	2	24
California	90	20	110
Colorado	29	3	32
Connecticut	5	2	7
Delaware	2	4	6
District of Columbia	1	6	7
Florida	49	25	74
Georgia	13	8	21
Illinois	35	3	38
Indiana	11	1	12
Kansas	11	—	11
Maryland	11	9	20
Massachusetts	4	2	6
Michigan	18	3	21
Minnesota	10	2	12
Missouri	16	1	17
Nevada	9	2	11
New Hampshire	1	—	1
New Jersey	5	47	52
New Mexico	5	—	5
New York	5	22	27
North Carolina	2	13	15
Ohio	13	3	16
Oregon	6	1	7
Pennsylvania	15	48	63
South Carolina	—	5	5
Texas	25	6	31
Utah	20	—	20
Virginia	14	29	43
Washington	5	—	5
West Virginia	—	1	1
Wisconsin	12	2	14

Total	464	272	736

        Information with respect to our headquarters, training and production facilities is presented below:

Location	Facility	Size
Golden, CO(1)	Headquarters, Support Center, Test Kitchen	46,802 sq. ft.
Hamilton, NJ (2)	Franchise Support Center, Test Kitchen	13,300 sq. ft.
Whittier, CA(3)	Production Facility	54,640 sq. ft.
Los Angeles, CA(4)	Production and Distribution Facility	24,000 sq. ft.
Eatontown, NJ(5)	Former Office Space and Production Facility	89,774 sq. ft.
Branford, CT(6)	Office, Training Center, Roasting Facility, Storage	7,400 sq. ft.
Walnut Creek, CA(7)	Administration Office-Noah's	3,290 sq. ft.

(1)
This facility is leased through May 31, 2007.

(2)
This facility is leased through October 31, 2005.

(3)
This facility is leased with an initial lease term through November 30, 2005 with two five-year extension options.

(4)
This facility is leased with an initial lease term through April 30, 2007 and two five-year extension options. Effective March 2003, this facility was no longer operated by us. In July 2003 we sublet the facility for the remainder of the term.

(5)
This facility is leased through October 31, 2007. This facility is not currently in operation and we are in litigation with the landlord. See "Item 3. Legal Proceedings" below.

(6)
This facility is leased through June 30, 2004. We are currently negotiating an option for a lease extension with the landlord.

(7)
This facility is leased through February 28, 2005 with one three-year extension option.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees, licensees, and employees or former employees. We do not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on our business, results of operations or financial condition.

        On August 7, 2003, we received a subpoena for documents from the Office of the Attorney General of the State of New York ("NYAG"). The subpoena primarily requests information relating to whether a net worth exemption from franchise registration, which was granted to New World in April 2000 pursuant to the New York Franchise Act, Article 33 of New York's General Business Law, remains in force. On November 25, 2003, the NYAG made a supplemental document request. We have completed the initial document production and are responding to the supplemental request. We are cooperating with the Attorney General's requests under the subpoena, and our discussions with the Attorney General are ongoing. The NYAG has indicated that it will not process the current franchise offering circular registration until this issue is resolved. Given our current business plans, we do not anticipate that this will have a material effect on us.

        On March 18, 2003, Industrial Way, LLC, owner of premises leased by Manhattan in Eatontown, NJ, filed a lawsuit against us and Manhattan in the Superior Court of New Jersey, Law Division, Monmouth County. In its amended complaint dated May 5, 2003, the plaintiff alleges causes of action for wrongful conversion of personal property (consisting of fixtures and equipment), damage to leasehold property, and breach of the lease. The landlord seeks to recover compensatory damages in an unspecified amount, which damages purportedly include amounts relating to outstanding rents, acceleration of rent through the balance of the term, interest on outstanding payments due, costs to repair physical damage to the premises, expenses incurred in reletting the property, court costs and attorneys' fees. Plaintiff has also raised an alternative theory of damages based on diminution in value of the building of which the premises are a part. We have answered the amended complaint and counterclaimed. We have engaged an expert to appraise the landlord's claims.

        On June 4, 2003, R. Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against us and Anthony D. Wedo, our former Chairman and Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages. In this action, Mr. Kamfar alleges that we breached confidentiality and non-disparagement provisions in his separation agreement with us by disclosing certain financial and other terms contained therein. We have answered and asserted affirmative defenses, and counterclaims against Mr. Kamfar, including claims for breach of fiduciary duty, fraud, and breach of contract. Mr. Kamfar answered those counterclaims on October 27, 2003.

        On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer, Secretary, and one of our stockholders, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of our board of directors. The complaint claims breach of plaintiff's employment contract, breach of our fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff "for cause" was invalid. We have answered and filed counterclaims against Mr. Novack and filed a motion to dismiss certain claims. On January 20, 2004, the court granted our motion to dismiss the breach of fiduciary duty claim.

        On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a putative class action against Einstein and Noah Corp. ("ENC") in the Superior Court for the State of California, County of San Francisco. The plaintiffs allege that ENC failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California wage and hour laws and Business Profession Code Section 17200. After several procedural matters, including the dismissal of claims against Paul J.B. Murphy, III, our Acting Chairman and Chief Executive Officer, we have answered and discovery is continuing on the class certification issues.

        We have been notified that the Department of Justice intends to sue us, Richard Windisch, and Jerold E. Novack (our former Chief Financial Officer) on our guarantees of an SBA loan to 723 Food Corp., Mr. Windisch's operating company, a former franchisee. The outstanding balance on the loan is approximately $162,000.

        On April 3, 2002, we were notified by the SEC that the SEC is conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing the Form 10-K for 2001. We have cooperated fully with the investigation as well as with a Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the SEC in connection with its investigation. We have fulfilled our obligations as required by applicable law and our By-Laws. We have not been contacted by the SEC or the Department of Justice for more than six months in connection with either of these inquiries.

        On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against us alleging fraudulent inducement and violations of New York General Business Law Article 33. The franchisee seeks damages of $750,000. We dispute the franchisee claims and are seeking amounts owed under the franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000. An arbitrator has been selected and document exchange is complete. No hearing date has been scheduled.

        On October 28, 2002, Sansim Patel, Inc., a subfranchisee of Manhattan, filed suit against Manhattan, the master franchisee, and others in Orange County (Orlando, Florida). The plaintiff alleges claims of civil conspiracy and unjust enrichment against Manhattan and seeks rescission of its franchise agreement with Manhattan. The plaintiff also seeks damages in an unspecified amount. In December 2002, we filed a motion to dismiss all of the claims asserted against us by the plaintiff, based in part on a general release the plaintiff had previously executed in favor of Manhattan. That motion remains pending with the Court.

        In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan. This judgment represents amounts for corporate income taxes for the period from 1996 to 2000, and sales and use taxes for the period from 1995 to 1997. At that same time, the Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200, for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002. Manhattan Bagel Construction Company ceased operations in or about early 1997 and has existed since that time only as a non-operating entity with no assets. With regard to taxes imposed for the period prior to early 1997, we believe that those amounts are barred from being asserted against Manhattan, because they were not asserted in Manhattan's November 1997 bankruptcy proceeding.

        We cannot predict the outcome of the matters discussed above. There can be no assurance that we will prevail in these litigation matters or that we will not be subject to regulatory sanctions or that civil penalties or monetary damages or other relief will not be awarded against us.

        The following proceedings were terminated in the fourth quarter of the period covered by this report.

        On October 27, 2003, we were sued in the United States District Court for the Southern District of Florida under the Fair Labor Standards Act of 1938, as amended, by a former employee on behalf of himself and others similarly situated. The complaint alleges that we should have paid overtime wages to the former employee and that he was terminated in retaliation for requesting overtime pay. The lawsuit was settled for a nominal amount.

        On November 7, 2003, we were contacted by the Board of Equalization for the State of California, which claimed that approximately $221,000 was due from Manhattan for past sales and use taxes, interest, and penalties. We investigated the claim and determined that $28,000 remained due which amount was paid in February 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No items were submitted to a vote of security holders in the fourth quarter.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Prior to November 27, 2001, our common stock was quoted on the Nasdaq National Market under the symbol "NWCI." On November 27, 2001, our common stock was delisted from the Nasdaq National Market for failure to obtain stockholder approval for equity issuances. From November 27, 2001 until May 22, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol "NWCI.OB". On May 22, 2002, our common stock was removed from the eligible list on the OTC Bulletin Board for the failure to timely file our Form 10-K for the year ended January 1, 2002, a violation of NASD Rule 6350. At that time it began trading on the "pink sheets" under the symbol "NWCI.PK". Effective, October 20, 2003 pursuant to the Equity Recap, our stock began trading on the "pink sheets" under the symbol "NWRG.PK".

        The following table sets forth the range of high and low closing sale prices or range of high and low bid information, as applicable, (as quoted on the OTC Bulletin Board or the "pink sheets," respectively) for our common stock for each fiscal quarter during the periods indicated. Over-the-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All share prices have been adjusted for the stock split which occurred in the third quarter of 2003.

Fiscal 2003	High	Low
First Quarter (From January 1, 2003 to April 1, 2003)	$7.16	$4.21
Second Quarter (From April 2, 2003 to July 1, 2003)	$18.66	$3.19
Third Quarter (From July 2, 2003 to September 30, 2003)	$14.39	$8.37
Fourth Quarter (From October 1, 2003 to December 30, 2003)	$10.00	$3.25
Fiscal 2002	High	Low
First Quarter (From January 1, 2002 to April 2, 2002)	$47.56	$19.26
Second Quarter (From April 3, 2002 to July 2, 2002)	$25.89	$15.05
Third Quarter (From July 3, 2002 to October 1, 2002)	$16.86	$7.83
Fourth Quarter (From October 2, 2002 to December 31, 2002)	$9.03	$3.01

        As of March 10, 2004, there were approximately 398 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

        We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, and we are precluded from paying cash dividends on our common stock under our financing agreements.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial and operating data on a consolidated basis at December 30, 2003, December 31, 2002, January 1, 2002, December 31, 2000, and December 26, 1999 and for the fiscal years then ended. The income statement data as of December 31, 2000 and the balance sheet data as of and for the fiscal years ended January 1, 2002 and December 31, 2000 are derived from our consolidated financial statements, which are not included in this Form 10-K. The income statement data and the balance sheet data as of and for the fiscal year ended December 26, 1999 are derived from our unaudited consolidated financial statements, which are not included in this Form 10-K. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our

historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Fiscal Year Ended
	December 30, 2003	December 31, 2002	January 1, 2002	December 31, 2000	December 26, 1999
	(Dollars in thousands)
Income Statement Data:
Revenues	$383,306	$398,650	$234,175	$43,078	$39,925
Cost of sales	321,945	321,506	189,403	30,138	27,948
General and administrative expenses	37,539	42,640	28,647	12,733	6,238
Depreciation and amortization	28,200	30,626	15,207	2,254	1,704
Charges for integration and reorganization costs	2,132	4,194	4,432	—	—
Impairment charge	5,292	—	3,259	1,076	—

Income (loss) from operations	(11,802)	(316)	(6,773)	(3,123)	4,035
Interest expense, net(1)	(34,184)	(42,883)	(47,104)	(2,076)	(1,636)
Cumulative change in the fair value of derivatives	993	233	57,680	—	—
Gain on sale of debt securities	374	2,537	241	—	—
Loss on exchange of Series F due to Equity Recap	(23,007)	—	—	—	—
Loss on extinguishment of Greenlight obligation	—	—	(16,641)	—	—
Permanent impairment in the value of investment in debt securities	—	—	(5,805)	—	—
Other income (expense)	730	322	(131)	(339)	—

Income (loss) before income taxes	(66,896)	(40,107)	(18,533)	(5,538)	2,399
Provision for income taxes	(812)	(366)	(167)	—	—
Extraordinary gain from early debt retirement	—	—	—	—	240

Net income (loss)	(67,708)	(40,473)	(18,700)	(5,538)	2,639
Dividends and accretion on Preferred Stock	(14,423)	(27,594)	(58,520)	(2,373)	—

Net income (loss) available to common stockholders	$(82,131)	$(68,067)	$(77,220)	$(7,911)	$2,639

Net income (loss) per share—basic and diluted(2)	$(21.20)	$(51.81)	$(128.36)	$(37.66)	$15.43

Other Financial Data:
Depreciation and amortization	$28,200	$30,626	$15,207	$2,254	$1,704
Capital expenditures	6,921	5,172	3,757	335	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$9,575	$9,935	$14,708	$1,501	2,880
Property, plant and equipment, net	67,800	81,254	101,117	6,502	7,322
Total assets	195,025	210,648	283,256	49,220	39,275
Short-term debt and current portion of long-term debt	2,105	150,872	168,394	16,240	2,841
Long-term debt	161,120	11,011	12,119	1,873	15,557
Total stockholders' equity (deficit)	(81,866)	(88,672)	(27,043)	10,967	12,587

(1)
Interest expense is comprised of interest paid or payable in cash and noncash interest expense resulting from the amortization of debt discount, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings.

(2)
The net (loss) earnings per share data are presented as basic earnings per share. Basic earnings per share and diluted earnings per share are the same for all periods presented except the 1999 fiscal year. For the 1999 fiscal year, basic earnings per share were $15.43 and diluted earnings per share were $14.83.

(3)
Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition (see Note 3), we elected to change our fiscal year end to the Tuesday closest to December 31. Our annual accounting period had previously ended on the Sunday closest to December 31. The fiscal year-end dates for 2003, 2002 and 2001 are December 30, 2003, December 31, 2002 and January 1, 2002, respectively, resulting in all years containing 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leader in the quick casual segment of the restaurant industry. With 736 locations in 32 states and the District of Columbia as of December 30, 2003, we operate and license locations primarily under the Einstein Bros. and Noah's brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate dough production and coffee roasting facilities. We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

Debt Refinancing and Equity Recap

        We completed a debt refinancing on July 8, 2003, when we issued the $160 Million Facility and used the net proceeds of the offering, among other things, to refinance the $140 Million Facility. We also entered into the AmSouth Revolver on the same date. The AmSouth Revolver was amended to make technical corrections and to clarify ambiguous terms on December 30, 2003.

        The Equity Recap with all of our preferred stockholders, who also held a substantial portion of our common stock, was approved by our board of directors on June 26, 2003 and our stockholders on September 24, 2003 and included the following transactions:

  •
  we issued Halpern Denny 57,000 shares of Series Z in exchange for 56,237.994 shares of Series F, (including accrued and unpaid dividends, which were payable in additional shares of Series F), 23,264,107 shares of common stock and warrants to purchase 13,711,054 shares of common stock (collectively, the "Halpern Denny Interests"); and

  •
  each stockholder received 0.6610444 new shares of common stock for every share of common stock held by such stockholder pursuant to a 1.6610444-for-one forward stock split in order to effect the transactions contemplated by the Equity Recap;

  •
  the per share exercise price and the number of shares of common stock issuable upon the exercise of each outstanding option or warrant (other than the warrants that were issued in connection with the $140 Million Facility pursuant to the Warrant Agreement dated June 19, 2001, as amended between The Bank of New York, as warrant agent and us (the "Warrant Agreement")) were adjusted to reflect the forward stock split;

  •
  immediately following the forward stock split, we issued Greenlight 938,084,289 shares of common stock in exchange for 61,706.237 shares of Series F. These shares of Series F included

  i)
  shares originally issued as Series F,

  ii)
  shares converted into Series F from the $10 million contribution plus accrued interest resulting from the Greenlight Obligation and

  iii)
  shares converted into Series F from the Bridge Loan (which was acquired by Greenlight from Jefferies & Company, Inc.).

        In addition to approving the Equity Recap at the September 24, 2003 annual meeting, among other things, our stockholders also voted to amend our Restated Certificate of Incorporation to effect a one-for-one hundred reverse stock split following the consummation of the transactions contemplated by the Equity Recap.

        Following the closing of the Equity Recap, Greenlight beneficially owned approximately 92% of the Company's common stock on a fully diluted basis and warrants issued pursuant to the Warrant Agreement represented approximately 4.3% of our common stock on a fully diluted basis.

        As a result of the Einstein Acquisition and the related financing transactions in 2001 as well as the issuance of the $160 Million Facility and the completion of the Equity Recap in 2003, management believes that period-to-period comparisons of our operating results are not necessarily indicative of, and should not be relied upon as an indication of, our future performance.

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

        Revenue Recognition.    Manufacturing revenues are recognized upon shipment to customers. Retail sales are recognized when payment is tendered at the point of sale. Pursuant to our franchise and license agreements, franchisees and licensees are generally required to pay an initial franchise fee and a monthly royalty payment equal to a percentage of gross sales. Initial franchise and license fees are recognized as revenue when we perform substantially all of our initial services as required by the franchise agreement. Royalty fees from franchisees and licensees are accrued each month pursuant to the respective agreements when collection is probable. Royalty income and initial fees for both franchisees and licensees are included in the franchise related revenue category.

        Accounts Receivable.    The majority of our accounts receivable are due from our franchisees and distributors. Accounts receivable are due within 7 to 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Purchase Commitments.    We have obligations with certain of our major suppliers of raw materials (primarily frozen bagel dough) for minimum purchases both in terms of quantity and pricing on an annual basis. Furthermore, from time to time, we will commit to the purchase price of certain commodities that are related to the ingredients used for the production of our bagels. On a periodic basis, we review the relationship of these purchase commitments to our business plan, general market trends and our assumptions in our operating plans. If these commitments are deemed to be in excess of the market, we will charge off the costs in excess of the market in the period they are incurred. Furthermore, if the minimum purchase commitment requirements are deemed in excess of our forecasted purchases, we will charge off the excess purchase commitment as an increase in cost of sales, in the period the difference is determined.

        Goodwill, Trademarks and Other Intangibles.    We adopted Statement of Financial Accounting Standard SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 2, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount. The two-step approach to assess our goodwill impairment requires that we first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        In conducting our impairment analyses, we utilized independent valuation experts to perform the analyses and tests of our indefinite-lived assets with respect to our reporting units. The test methods employed involved assumptions concerning useful lives of intangible assets, interest and discount rates, growth projections and other assumptions of future business conditions. The assumptions employed were based on our judgment using internal and external data. We also utilized independent valuation experts to assist us in determining useful lives for our intangibles other than goodwill, including the assessment that our Einstein Bros. trademarks have indefinite useful lives. Our determination that this trademark, as well as our other trademarks, have indefinite useful lives is based on the fact that there are no legal, regulatory, competitive or other factors that limit their useful lives.

        The annual impairment analyses of goodwill conducted by us indicated that the fair value of the Manhattan reporting unit (the only reporting unit with goodwill) as of December 30, 2003 and December 31, 2002 exceeded its carrying value. Thus, the associated goodwill on our consolidated balance sheets as of December 30, 2003 and December 31, 2002 was not impaired, and the second step of the impairment tests was not required. Additionally, the annual impairment analyses for our indefinite-lived intangibles (trademarks) indicated that, for certain of the intangibles, the respective carrying values exceeded their fair values. Therefore we recorded an impairment of approximately $3.2 million and $1.7 million for Manhattan and Chesapeake, respectively, as of December 30, 2003. In addition to the trademark impairment, we also wrote-off the value of previously reacquired Manhattan franchise territory rights of $414,000. The impairments for both Manhattan and Chesapeake were related to declining cash flows for those brands and applying the trend of lower sales to future years. For fiscal year 2004, we are developing new strategies with respect to both the Manhattan and Chesapeake brands. These strategies are aimed at revitalizing the brands and growing our cash flow from these brands. We are also reviewing our long-term plans for each of these brands and their relation to our business as a whole. Accordingly, we are continuing to classify the trademarks as indefinite-lived at this time, and will review this determination in future periods if our intentions for these brands were to change. The fair value of Einstein Bros. and Noah's indefinite-lived intangible assets (trademarks) exceeded their carrying value. Therefore no impairment was present at December 30, 2003. There was no impairment as of December 31, 2002 with respect to the indefinite lived intangibles (trademarks).

        Derivative Instruments.    Effective January 1, 2000, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, we issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence or non-occurrence of certain contingent future events ("contingently-issuable warrants"). We determined that, for a period of time in 2001, certain of these freestanding warrants and contingently-issuable warrants could not be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, "Accounting for Derivative Financial Instruments

Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), and accordingly classified those warrants as a liability in the balance sheet. Further, those warrants classified as a liability are subject to the provisions of SFAS 133, including the requirement to adjust the recorded amount of the warrants to fair value at each balance sheet date, with changes in fair value being recognized in earnings. To the extent that the number of freestanding warrants and the maximum number of additional warrants that could potentially be issued in the future exceed the maximum number of authorized shares at the time the debt or preferred stock instrument is issued, we determine the classification of, and accounting for, the freestanding and additional warrants as follows: (1) freestanding warrants (those that are immediately exercisable) are considered first for equity treatment, to the extent of the maximum number of authorized shares; (2) among various outstanding instruments, those with the earlier issuance dates are considered first for equity treatment; and (3) contractual priorities are considered where applicable.

        Issued $0.60 and $1.00 warrants (formerly pre-split $0.01 warrants) classified as liabilities, if any, are recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying common stock. As of December 30, 2003 and December 31, 2002, there were no issued warrants classified as liabilities. Contingently-issuable $0.60 and $1.00 warrants (formerly pre-split $0.01 warrants) classified as liabilities are also recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance, our assessments of the probability of refinancing our debt and other pertinent factors. Changes in the fair value of derivative liabilities are recorded within the statement of operations. If reclassification from liability to permanent equity is required under EITF 00-19, prior to reclassification, the liability is adjusted to fair value with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants are adjusted to fair value with the change recorded in additional paid-in-capital.

        As a result of the Equity Recap, we no longer have contingently issuable warrants and all issued warrants are classified as permanent equity. Consequently, we no longer have a warrant derivative liability at December 30, 2003.

        Series Z.    The exchange of the Halpern Denny Interest for Series Z Preferred Stock (Series Z) resulted in a reduction of the effective dividend rate relative to that required by the Series F, and as a result of this and other factors, we accounted for this transaction as troubled debt restructuring as required by Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). The Series Z is recorded in the accompanying balance sheet at its full face value of $57.0 million, which represents the total required future cash payment due to the fact that the Series Z does not require dividends. Since a portion of this exchange included the receipt of our common stock and warrants previously held by Halpern Denny, we did not recognize a gain from troubled debt restructuring.

        Interest and Dividends.    Interest expense and dividends on our $140 Million Facility and Series F, respectively, are determined, in part, by assumptions related to expected maturity of such instruments. These assumptions were reviewed and adjusted as our circumstances changed while the $140 Million Facility and Series F were outstanding.

        Income Taxes.    We account for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain. At December 30, 2003, we had net operating loss carryforwards of approximately $139.6 million available to offset future taxable income. These net operating loss carryforwards expire on various dates through 2023. The utilization of approximately $116.5 million of the aforementioned net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

        We believe it is more likely than not that our net deferred tax asset will not be realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset at December 30, 2003 and December 31, 2002. Should we conclude that the deferred tax asset is, at least in part, realizable, the valuation allowance will be reversed to the extent of such expected realizability.

Results of Operations

        Year Ended December 30, 2003 (fiscal 2003) Compared to Year Ended December 31, 2002 (fiscal 2002)

        Revenues.    Total revenues decreased 3.9% to $383.3 million for fiscal 2003 compared with $398.7 million for fiscal 2002. The decrease in revenue consisted of a $13.2 million decrease in retail sales (e.g. company-operated store sales) and a $2.2 million decrease in manufacturing sales (e.g. food and beverage sales to third-party customers and franchisees).

        Retail sales decreased 3.6% to $356.2 million, which represents 92.9% of total revenues for fiscal 2003 compared with $369.4 million, which represented 92.7% of total revenues for fiscal 2002. The decrease was primarily due to lower comparable store sales at Einstein Bros. and Noah's company-owned units. The comparable store sales decrease of 3.5% consisted of a 5.1% reduction in transactions partially offset by a 1.6% increase in average check primarily related to a shift in product mix to higher priced items. Due to the increasing competitive pressure of the restaurant industry, we currently are and believe we will continue to have lower retail sales until such time as we can make the planned modifications to our customer service system, menu offerings and the "look and feel" of our company-operated restaurants. We believe that our plans to revitalize our restaurant concepts in 2004 and beyond will address issues in each of these areas that have negatively affected sales. Additionally, recent dietary trends and negative publicity on products high in carbohydrate content may have had and will continue to have an adverse impact on our sales. We believe that we are addressing such trends with modifications to our menus. In addition, the planned modification of our menu offerings coupled with anticipated increases in general commodity prices on the raw ingredients we use will provide us the opportunity to increase the price of our menu items. We anticipate that these planned price changes will have the effect of increasing our average check.

        Manufacturing revenues decreased 9.3% to $21.5 million, which represents 5.6% of total revenues for fiscal 2003 from $23.7 million, which represented 5.9% of total revenues for fiscal 2002. The decrease results primarily from a decrease in the per case list price of manufactured bagels sold to franchisees, and a net reduction of 30 franchise stores due to closure of underperforming units in accordance with the terms of the franchise agreements.

        Franchise related revenues were $5.6 million for both periods, which represents 1.5% of total revenues for fiscal 2003 compared with 1.4% of total revenues for fiscal 2002. In 2003, reduced revenue from franchise fees were offset in full by increased revenues from licensed locations.

        Cost of Sales—Retail costs.    Cost of sales—Retail costs is comprised of all store-level operating expenses other than depreciation, amortization and taxes. Cost of sales increased $2.2 million to $302.2 million for fiscal 2003 compared with $300.0 million for fiscal 2002. Cost of sales as a percentage of retail sales increased to 84.8% for fiscal 2003 compared with 81.2% for fiscal 2002. Cost of sales increased in 2003 primarily due to an increase in controllable expenses. This increase was in part driven by additional food and labor costs associated with a transition in menu item mix in response to changes in customers' menu preferences. The new items introduced had a lower contribution margin and required more labor for preparation than the items they replaced. Furthermore, certain elements of cost of sales are fixed in nature. Accordingly, when sales volumes decrease, costs of sales do not decrease in the same proportion as the reduction in related revenues. Therefore, cost of sales as a percentage of sales will be adversely affected by reduced sales volume. Consumer preferences determine the menu items selected by our customers, which in turn affects our overall cost of sales. Additionally, labor costs are subject to a variety of factors that are outside our control such as the unemployment rate, minimum wage levels, increasing cost of employee benefits and inflation in general. While we expect the cost of these items to continue to increase, we plan to utilize changes to our menu offerings and limited time offer menu selections to decrease our cost of sales as a percentage of sales.

        Cost of Sales—Manufacturing costs.    Cost of sales—Manufacturing costs is comprised of all manufacturing-level operating expenses other than depreciation, amortization and taxes. Cost of sales decreased $1.7 million to $19.8 million for fiscal 2003 compared with $21.5 million for fiscal 2002. Cost of sales as a percentage of manufacturing sales increased to 92.1% for fiscal 2003 compared with 90.7% for fiscal 2002. Certain elements of cost of sales are fixed in nature. Accordingly, when sales volumes decrease, costs of sales do not decrease in the same proportion as the reduction in related revenues. Therefore, cost of sales as a percentage of sales will be adversely affected by reduced sales volume. Partially offsetting this increase in cost of sales expressed as a percentage of sales is the reduction due to improved efficiencies gained through the consolidation of manufacturing facilities that occurred primarily during fiscal 2002.

        General and administrative.    General and administrative expenses decreased 12.2% to $37.5 million, which represents 9.8% of total revenues for fiscal 2003 compared with $42.6 million, which represented 10.7% of total revenues for fiscal 2002. General and administrative expenses in the 2002 period included approximately $2.6 million (inclusive of related payroll tax expenses) of unauthorized bonus payments to former officers and employees of the Company and legal expenses of approximately $1.7 million incurred in connection with our voluntary internal investigation of the unauthorized bonus payments. These unauthorized bonuses were offset against payments to be made in connection with the separation of certain officers and employees of the Company. In addition, general and administrative expenses in the 2002 period also include legal and consulting expenses associated with prior year refinancing and re-audit efforts.

        Depreciation and amortization.    Depreciation and amortization expense decreased 7.8% to $28.2 million, which represents 7.4% of total revenues for fiscal 2003 from $30.6 million, which represented 7.7% of total revenues for fiscal 2002. The 2002 comparable period included depreciation expense adjustments related to recording the final asset valuation for the Einstein acquisition allocated to the individual assets within our asset management system.

        Charges for integration and reorganization cost.    The charge for integration and reorganization cost was $2.1 million for fiscal 2003 compared with a charge of $4.2 million for fiscal 2002. The charge in 2003 reflects an increase in the estimated liability associated with closing certain facilities as part of our reorganization partially offset by an adjustment from an estimated reorganization liability recorded in 2002. The charge in fiscal 2002 reflects the costs associated with closing a facility and corporate consolidation.

        Impairment charge.    In connection with our analysis of intangible assets in accordance with SFAS 142, we recorded a charge of approximately $5.3 million for fiscal 2003 due to the reduced value of certain trademarks associated with our Manhattan and Chesapeake brands and the value of franchisee territory rights for our Manhattan brand. There was no impairment of intangible assets in fiscal 2002. See "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangibles" above.

        Loss from operations.    Due to the factors described above, our loss from operations increased $11.5 million to $11.8 million for fiscal 2003 compared with a loss from operations of $0.3 million for fiscal 2002.

        Interest expense, net.    Interest expense, net for fiscal 2003 decreased 20.3% to $34.2 million, which represents 8.9% of total revenues compared with $42.9 million, which represented 10.8% of total revenues, for fiscal 2002. The primary cause of the decline in interest expense is the $7.0 million decline in interest associated with a $35 million asset-backed secured loan through a wholly-owned subsidiary (the "Bridge Loan"). Fiscal 2002 reflected a full year of interest in addition to the effective interest amortization of the initial discount and the estimated future warrants, where as fiscal 2003 reflected a partial year of interest and no effective interest amortization.

        Cumulative change in fair value of derivatives.    Cumulative change in fair value of derivatives increased to $1.0 million, which represented 0.3% of total revenues in fiscal 2003 compared with $0.2 million, which represented 0.1% of total revenues in fiscal 2002. The change is due to the change in the fair value of warrants classified as a derivative liability based on the underlying fair value of common stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors. As a result of the Equity Recap, we no longer have contingently issuable warrants and all issued warrants are classified as permanent equity. Consequently, we no longer have a warrant derivative liability at December 30, 2003.

        Gain on investment in debt securities.    In fiscal 2003 and 2002, we recognized a gain on the investment in debt securities of $0.4 million and $2.5 million, respectively, from our investment in the Einstein/Noah Bagel Corp. 7.25% Convertible Debentures due 2004 (the "Einstein Bonds"). These proceeds from the bankruptcy court were in excess of our original estimates.

        Loss on exchange of Mandatorily Redeemable Series F Preferred Stock due to Equity Recap. Loss on exchange of Series F due to Equity Recap was $23.0 million for fiscal 2003. This loss was based on the difference between the carrying value of Series F and the fair value of common stock associated with the exchange. No comparable item existed in fiscal 2002.

        Other income.    Other income increased to $0.7 million, which represents 0.2% of total revenues in fiscal 2003 compared with $0.3 million, which represented 0.1% of total revenues in fiscal 2002. The fiscal 2003 income consisted primarily of a gain on the sale of our Greenville, SC production facility and other equipment.

        Provision for income taxes.    Provision for income taxes, which are predominantly minimum state income taxes in the various states in which we operate our retail locations, was $0.8 million, which represents 0.2% of total revenues for fiscal 2003 compared with $0.4 million, which represented 0.1% of total revenues for fiscal 2002.

        Net loss.    Due to the factors described above, our net loss for fiscal 2003 increased 67.2% to $67.7 million compared with $40.5 million for fiscal 2002.

        Year Ended December 31, 2002 (fiscal 2002) Compared to Year Ended January 1, 2002 (fiscal 2001)

        Revenues.    Total revenues increased 70.2% to $398.7 million for fiscal 2002 compared with $234.2 million for fiscal 2001. The $164.5 million increase in revenues was primarily attributable to the effect of recognizing a full fiscal year of retail sales from the Einstein Bros. and Noah's brands acquired in June 2001.

        Retail sales increased 79.1% to $369.4 million, which represents 92.7% of total revenues for fiscal 2002 compared with $206.2 million, which represented 88.0% of total revenues for fiscal 2001. The $163.2 million increase was attributable to the effect of a full fiscal year of operations from the addition of 458 company-operated Einstein Bros. and Noah's stores that were acquired in the Einstein Acquisition in June 2001. Comparable store sales for the periods stores were open in both fiscal 2002 and 2001 increased 1.9% in fiscal 2002 compared with 2001. Information with respect to the number of transactions and average check is not available for fiscal 2001.

        Manufacturing revenues increased 6.3% to $23.7 million, which represents 5.9% of total revenues for fiscal 2002 compared with $22.3 million, which represented 9.5% of total revenues for fiscal 2001. The $1.4 million increase was attributable to the effect of a full fiscal year of manufacturing sales associated with the Einstein Acquisition related to sales to third parties, partially offset by the lower franchised store base and the exit from the distribution and manufacturing activity at the Eatontown facility.

        Franchise related revenues decreased 2.4% to $5.6 million, which represents 1.4% of total revenues for fiscal 2002 from $5.7 million, which represented 2.4% of total revenues for fiscal 2001. The $0.1 million decrease reflects a lower average franchise store base resulting from the closure of 17 stores in fiscal 2002 and 47 stores in fiscal 2001, in part resulting from management's decision to terminate certain franchisees whose operations did not comply with our franchise agreements.

        Cost of Sales—Retail costs.    Cost of sales—Retail costs is comprised of all store-level operating expenses other than depreciation, amortization and taxes. Cost of sales increased $132.0 million to $300.0 million for fiscal 2002 compared with $168.0 million for fiscal 2001. Cost of sales as a percentage of retail sales decreased to 81.2% for fiscal 2002 compared with 81.5% for fiscal 2001. The increase in total cost of sales was due to the effect of a full year of operations of the Einstein Bros. and Noah's company operated stores. The decrease in the percentage of cost of sales in relation to retail sales primarily resulted from the implementation of supply chain cost reduction initiatives related to the integration of Einstein.

        Cost of Sales—Manufacturing costs.    Cost of sales—Manufacturing costs is comprised of all manufacturing-level operating expenses other than depreciation, amortization and taxes. Cost of sales increased $0.1 million to $21.5 million for fiscal 2002 compared with $21.4 million for fiscal 2001. Cost of sales as a percentage of manufacturing sales decreased to 90.7% for fiscal 2002 compared with 96.0% for fiscal 2001. The decrease in the percentage of cost of sales in relation to manufacturing sales primarily resulted from the improved efficiencies gained through the consolidation of manufacturing facilities that occurred during fiscal 2002.

        General and administrative expenses.    General and administrative expenses increased 49.0% to $42.6 million, which represents 10.7% of total revenues for fiscal 2002 compared with $28.6 million, which represented 12.2% of total revenues for fiscal 2001. The $14.0 million increase was primarily the result of the effect of a full year of operations related to the addition of personnel, physical facilities and other related costs as a result of the Einstein Acquisition. The decrease as a percentage of total revenues in fiscal 2002 is due to the elimination of duplicative positions, closing of excess facilities and reflects the operating leverage generated in the Einstein Acquisition which allowed us to spread fixed administrative costs over a larger revenue base. However, in both years we incurred general and administrative costs not directly related to the ongoing operations, including certain legal, financing and advisory fees, certain corporate expenses, unauthorized bonuses, certain compensation expense and certain other charges. Certain legal, financing and advisory fees included $3.9 million in 2002 consisting of legal fees related to an internal investigation and fees and expenses related to refinancing efforts and $1.7 million in 2001 consisting of legal fees and litigation settlements with franchisees and consulting and legal fees related to unsuccessful attempts to raise capital for the Einstein Acquisition. Certain corporate expenses included $0.5 million in 2002 related to our distribution transition and tax preparation fees for prior years and $1.7 million in 2001 related to consulting and legal fees related to unsuccessful attempts to raise capital for the Einstein Acquisition, point-of-sale training expenses and a sales tax audit. Unauthorized bonuses consisted of $2.6 million in 2002 and $1.3 million in 2001 of unauthorized bonuses, payments and related payroll taxes paid to former employees. Certain compensation expense included $1.0 million in 2002 related to duplicate salaries, bonuses and other expenses paid to our former Chairman/CEO and a former executive officer and certain fees paid to our board of directors and $1.4 million in 2001 related to bonuses paid in relation to the Einstein Acquisition, stock issued for compensation and certain executive retention bonuses related to Einstein. Certain other charges included $2.0 million in 2002 related to re-audit fees for fiscal years 2000 and 2001, a write-off relating to a change in credit card processors and additional fees related to the internal investigation and $0.2 million in 2001 related to reconciliations of certain accrued liabilities.

        Depreciation and amortization.    Depreciation and amortization expense increased 101.3% to $30.6 million or 7.7% of total revenues for fiscal 2002 compared with $15.2 million or 6.5% of total revenues for fiscal 2001. The increase was primarily attributable to the effect of a full year of depreciation on assets acquired in the Einstein Acquisition.

        Charges for integration and reorganization cost.    Charges for integration and reorganization cost decreased 4.5% to $4.2 million, which represents 1.1% of total revenues for fiscal 2002 compared with $4.4 million, which represented 1.9% of total revenues in fiscal 2001. The charge in fiscal 2002 reflects the costs associated with exiting the Eatontown, NJ facility and corporate consolidation. The charge in fiscal 2001 reflects expenses related to the reorganization and integration of existing facilities and operations with those acquired in the Einstein Acquisition.

        Impairment charge.    In connection with our analysis of intangible assets in accordance with SFAS 142, no impairment charge was required for fiscal 2002. In fiscal 2001, management performed an analysis of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The review, which considered factors such as operating performance, the ability to sell company-owned stores to prospective franchisees, as well as our shift in brand focus after the Einstein Acquisition resulted in an impairment charge of $3.3 million to assets held for resale (stores earmarked for sale to franchisees) or 1.4% of total revenues.

        Loss from operations.    Due to the factors described above, our loss from operations decreased $6.5 million to $0.3 million, which represents 0.1% of total revenues for fiscal 2002 compared with $6.8 million, which represented 2.9% of total revenues for fiscal 2001.

        Interest expense, net.    Interest expense, net for fiscal 2002 decreased 8.9% to $42.9 million, or 10.8% of total revenues compared with $47.1 million, or 20.1% of total revenues, for fiscal 2001. The decrease was primarily the result of the $3.9 million decline in interest expense associated with the $140 Million Facility. Although fiscal 2002 reflected a full year of interest compared to the partial year in fiscal 2001, fiscal 2001 reflected greater interest expense related to the $140 Million Facility due to the effective interest amortization of the allocated value of issuance costs, initial discount, initial warrants and the estimated future warrants. The recognition of this non-cash interest was greater in fiscal 2001 due to the initial estimated life over which these non-cash items were amortized. The initial estimated life of the $140 Million Facility had assumed it would have been refinanced by year-end fiscal 2001.

        Cumulative change in fair value of derivatives.    The benefit of cumulative change in fair value of derivatives decreased to $0.2 million, which represents 0.1% of total revenues compared with $57.7 million, which represented 24.6% of total revenues in fiscal 2001. These amounts are related to the change in fair value of the liability of the warrants treated as a derivative. The fair value of these warrants is determined based on the quoted market price of the underlying common stock and, for contingently-issuable warrants, the probability of issuance, and other pertinent factors. The reduction in the benefit is primarily due to a lower reduction in fair value of the warrants in 2002. The lower reduction in fair value was driven by a lower decline in the underlying stock price for the measurement period in fiscal 2002 vs. the comparable measurement period in fiscal 2001.

        Gain on investment in debt securities.    Gain on investment in debt securities increased to $2.5 million, which represents 0.6% of total revenues in fiscal 2002 compared with $0.2 million, which represented 0.1% of total revenues in fiscal 2001. These gains related to our investment in the Einstein Bonds. These proceeds reflect distributions from the bankruptcy estate in excess of our original estimate.

        Loss on extinguishment of Greenlight obligation.    In fiscal 2001, we negotiated an agreement between us and the subordinated debt holder Greenlight that resulted in a substantial modification to their subordinated debt obligation. This modification allowed the company to secure additional funding for the Einstein Acquisition. Pursuant to EITF 96-19, we recorded a loss on extinguishment of the obligation of $16.6 million. This loss on extinguishment represented the difference between the fair value of the new subordinated debt obligation and the carrying amount of the extinguished subordinated debt, plus the fair value of the obligation to issue deficiency warrants that we have determined must be recorded as a liability. There was no such charge in fiscal 2002.

        Permanent impairment in the value of investment in debt securities.    In fiscal 2001, we recorded a permanent impairment in the value of investments of $5.8 million to adjust the carrying value of our investment in the Einstein/Noah Bagel Corp. 7.25% Convertible Debentures due 2004 based on our estimate of the proceeds we would receive from the bankruptcy estate of Einstein. There was no such charge in 2002.

        Other income(expense).    We incurred other income of $0.3 million in fiscal 2002 compared with other expense of $0.1 million in fiscal 2001.

        Provision for income taxes.    Provision for income taxes, which are predominantly minimum state income taxes in the various states where we operate our retail locations, was $0.4 million, which represents 0.1% of total revenues for fiscal 2002 compared with $0.2 million, which represented 0.1% of total revenues for fiscal 2001.

        Net loss.    Due to the factors described above, our net loss increased 116.6% to $40.5 million, which represents 10.2% of total revenues for fiscal 2002 compared with a net loss of $18.7 million, which represented 8.0% of total revenues for fiscal 2001.

Liquidity and Capital Resources

        We have historically relied upon our major preferred and common stockholders to provide us with supplemental financing at times when our cash flows from operations have been insufficient to cover our capital requirements or the requirements of other debt. In July 2003, we completed a refinancing of our existing debt, which had the effect of:

  •
  Reducing the actual interest rates on our debt obligations;

  •
  Extending the maturity of our long term debt to July 2008;

  •
  Eliminating the requirement for dividends on our mandatorily redeemable preferred stock;

  •
  Establishing a new revolving line of credit with a higher borrowing capacity and a lower effective interest rate to accommodate seasonal fluctuations in our operating cash needs, forecasted capital expenditure requirements, and semi-annual payments of interest on our long-term debt;

  •
  Reducing the frequency of interest payments on our long-term debt from quarterly payments to semi-annual payments; and,

  •
  Allowing us to devote additional resources to the operation of our restaurants.

        The restaurant industry is a cash business where cash is received at the time of the transaction. We have a minimal amount of accounts receivable, which are predominantly from our franchisees and distributors, and our investment in inventory is minimal since our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

        The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are also in the continuous process of identifying and implementing cost reduction initiatives, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead. Examples of these cost reduction initiatives include:

  •
  Menu optimization to remove and/or modify inefficient products;

  •
  Upgrade/deployment of technology to enable more accurate sales identification and tracking of cost of products sold;

  •
  Realignment and consolidation of the senior management team resulting in a reduction of overhead; and,

  •
  Focusing on reducing the various elements of cost that were historically non-recurring in nature.

        On a historic basis, the majority of our capital expenditures have been associated with the acquisition of ENBC and investing in new company-operated restaurants. In fiscal 2004, we anticipate the majority of our capital expenditures will be focused on requirements of our existing company-operated stores, primarily equipment replacement and upgrades and remodeling costs associated with the revitalization of our concept, a modest amount of new company-operated store development related to approximately four to six new store openings, and additional capital for our support center in Golden, Colorado, primarily related to spending on information technology upgrades and maintenance.

        Based upon our projections for fiscal 2004 and beyond, we believe that the cash flows from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

        From a historical perspective, at December 30, 2003, we had unrestricted cash of $9.6 million and restricted cash of $4.9 million. We reduced our working capital deficit to $23.6 million in fiscal 2003 compared with a working capital deficit of $164.8 million in fiscal 2002. This reduction was primarily due to our refinancing the $140 Million Facility on July 8, 2003, which was classified as a current liability and replacing it with our $160 Million Facility due July 1, 2008, which is classified as a long-term liability.

        In fiscal 2003, we generated $2.0 million of cash from operations compared with operations consuming cash of $6.7 million in fiscal 2002. Our net loss of $67.7 million was partially offset by non-cash charges of $28.2 million of depreciation and amortization, $23.0 million related to the exchange of Series F, $7.8 million associated with non-cash interest, warrants, debt issuance and debt discount, $5.3 million associated with the impairment of trademarks, $2.1 million of changes for integration and reorganization and increased by $2.5 million of other non-cash items. The change in our operating assets and liabilities was attributable to a use of cash related to our restricted cash for worker's compensation insurance and franchisee adfunds offset by an increase of $8.5 million of accounts payable and accrued expenses primarily attributable to $10.0 million of accrued interest payable on our $160 Million Facility.

        In fiscal year 2003, we used $6.0 million of cash in investing activities compared with providing $32.9 million of cash in fiscal 2002, which includes $36.7 million of proceeds from investment in debt securities. During fiscal 2003, we used cash to purchase additional property and equipment which included $2.2 million for new stores, $4.1 million for replacement and new equipment at our company-operated stores, $0.1 million for our manufacturing operations and $0.5 million for general corporate purposes. These investing expenditures were partially offset by $0.4 million received related to the Einstein Bonds and $0.6 million of proceeds from the sale of equipment.

        In fiscal year 2003, we generated $3.6 million of cash by financing activities compared with using $31.0 million of cash in fiscal 2002, which includes $37.0 million of repayments related to the Bridge Loan. The refinancing of the $140 Million Facility and other related activities generated approximately $10.3 million of cash. This was partially offset by net repayments of $5.0 million on our AmSouth Revolver credit facility with AmSouth and a deposit, net of repayments, of approximately $1.7 million of cash into a restricted escrow account associated with the repayment of a note payable to the New Jersey Econmic Development Authority ("NJEDA").

Contractual Obligations

        The following table summarizes the amounts of payments due under specified contractual obligations as of December 30, 2003:

	Payments Due By Period (amounts in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$163,225	$2,105	$560	$160,560	$—
Capital Lease Obligations	209	180	29	—	—
Operating Leases	94,206	28,981	45,507	13,321	6,397
Purchase Obligations(a)	14,245	7,529	6,716	—	—
Other Long-Term GAAP Obligations(b)	8,888	1,104	461	461	6,862

Total	$280,773	$39,899	$53,273	$174,342	$13,259

  (a)
  Purchase obligations consist of non-cancelable minimum purchases of frozen dough from our supplier and certain other raw ingredients that are used in our products.

  (b)
  Other long-term GAAP obligations consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996 and guaranteed franchise debt.

        Off-Balance Sheet Transactions    With the exception of the Purchase Obligations as presented in the table above, and also in Note 1 to the Consolidated Financial Statements, we do not engage in material off-balance sheet transactions.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE's). This interpretation applies immediately to VIE's created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, "Effective Date of FASB Interpretation 46." This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if we had already issued statements reflecting a VIE in accordance with FIN 46. An additional revision in December of 2003 deferred the implementation for all entities to no later than the end of the first reporting period that ends after March 15, 2004, unless the VIE is a special purpose entity, in which case the December 15, 2003 date still applies. We are not a party to any VIE's and intend to adopt FIN 46 when required in fiscal 2004. We do not expect adoption of FIN 46 to have a significant impact on our financial statements.

        In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on our financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount within the statement of operations. This statement takes effect with this filing. The adoption of this new standard resulted in our pre-existing Series F subject to mandatory redemption requirements being reclassified as a liability on July 2, 2003 rather than the historical mezzanine presentation. There was no impact on our statement of operations upon adoption of SFAS 150 given that the Series F had been previously stated at the present value of its redemption amount. The Series Z Preferred Stock exchanged for the remaining Series F in the Equity Recap has also been classified as a liability since its inception. Dividends and accretion of discount or amortization of premiums, if any, will be recognized as interest expense.

        We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Through December 30, 2003, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

        Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. See Note 1 to the Consolidated Financial Statements.

        Our debt at December 30, 2003 is principally comprised of the $160 Million Facility due 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Facility is fixed. The interest rate on the AmSouth Revolver does change with any change in the prime rate, but is immaterial in relation to interest expense in our results of operations and financial condition.

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

ITEM 9A. CONTROLS AND PROCEDURES

        Our chief executive officer and our principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2003. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance regarding management's control objectives. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        During the quarter ended December 30, 2003, there were no changes to our internal controls over financial reporting which were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to Directors required by Item 10 will be included in our 2004 Proxy Statement, which will be filed within 120 days after the close of the 2003 fiscal year, and is hereby incorporated by reference.

        Information relating to compliance with Section 16(a) required by Item 10 will included in our 2004 Proxy Statement, which will be filed within 120 days after the close of the 2003 fiscal year, and is hereby incorporated by reference.

        Information regarding executive officers is included in Part I of this Form 10-K, as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

        This information will be included in our 2004 Proxy Statement, which will be filed within 120 days after the close of the 2003 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information will be included in our 2004 Proxy Statement, which will be filed within 120 days after the close of the 2003 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information will be included in our 2004 Proxy Statement, which will be filed within 120 days after the close of the 2003 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information will be included in our 2004 Proxy Statement, which will be filed within 120 days after the close of the 2003 fiscal year, and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements

  See the Index to Consolidated Financial Statements included on Page F-1 for a list of the financial statements included in this Form 10-K.

  See Page S-1 for Schedule II—Valuation and Quality Accounts. All other financial statement schedules are omitted because they are not required or are not applicable.

(b)
Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

  Current Report on Form 8-K filed with the SEC on October 2, 2003, announcing the completion of our equity restructuring, the election of new directors, a reverse stock split and the changes in management.

  Current Report on Form 8-K filed with the SEC on October 6, 2003, announcing the completion of our restructuring and the availability of the post-split share quotes on the "pink sheets."

  Current Report on Form 8-K filed with the SEC on October 20, 2003, announcing that beginning on October 20, 2003 our post-split shares of common stock will trade in the Pink Sheets under a new symbol "NWRG.PK."

  Current Report on Form 8-K filed with the SEC on October 31, 2003, announcing our extension to 5:00 p.m., Eastern Time, on Tuesday, November 4, 2003, of our offer to exchange $160 million aggregate principal amount of our 13% senior secured notes due 2008 (the "original notes") for $160 million of our 13% senior secured notes due 2003 that have been registered under the Securities Act of 1933 (the "exchange notes"). We were informed by Bank of New York, on October 29, 2003 that all of the original notes had been tendered for exchange.

  Current Report on Form 8-K filed with the SEC on November 21, 2003, announcing our unaudited financial results for the three-month period and nine-month period ended September 30, 2003.

(c)
Exhibits

3.1	Articles of incorporation(1)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(5)
3.21	Certificate of Amendment to Restated Certificate of Incorporation(10)
3.22	Certificate of Amendment to Restated Certificate of Incorporation(11)
3.23	Certificate of Amendment to Restated Certificate of Incorporation(12)
3.24	Certificate of Amendment to Restated Certificate of Incorporation(13)
3.25	Certificate of Amendment to Restated Certificate of Incorporation(14)
3.26	Certificate of Amendment to Restated Certificate of Incorporation(15)
3.3	Third Amended By-laws(2)
3.4	Amendments to By-laws(8)
4.1	Specimen Common Stock Certificate of Registrant*
4.7	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock(9)
10.1	1994 Stock Plan(2)

10.2	Directors' Option Plan(2)
10.3	Executive Employee Incentive Plan*
10.4	Stock Option Plan for Independent Directors*
10.5	Severance Agreement And Mutual General Release between the Company and Anthony Wedo, effective as of October 24, 2003*
10.6	Consulting Agreement between the Company and Jill B. W. Sisson effective as of December 8, 2003*
10.7	Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent dated as of June 7, 1999(3)
10.8	Asset Purchase Agreement dated as of June 1, 2002, by and between Einstein Acquisition Corp., GNW, ENBC and ENBP(4)
10.9	Loan and Security Agreement dated as of May 30, 2002 between BET and the Company(7)
10.10	Amendment No. 1 to the Loan and Security Agreement dated as of July 18, 2002 between BET and the Company(8)
10.11	Amendment No. 2 to the Loan and Security Agreement dated as of July 30, 2003 between BET and the Company(8)
10.12	Amendment No. 3 to the Loan and Security Agreement dated as of February 1, 2003 between BET and the Company(8)
10.13	Letter Agreement dated as of October 10, 2002, by and among the Company, BET, Brookwood and Halpern Denny(8)
10.14	Amendment No. 1 to Warrant Agreement dated as of March 15, 2002 between the Company and The Bank of New York, as successor in interest to the United States Trust Company of New York(17)
10.15	Escrow Deposit Agreement dated as of June 10, 2003, between the Company and The Bank of New York, as Trustee(17)
10.16	Standstill Agreement dated as of June 17, 2003, between the Company and BET(16)
10.17	Standstill Agreement dated as of June 17, 2003, by and among the Company and the Increasing Rate Note Holders as set forth therein(16)
10.18	Equity Restructuring Agreement dated as of June 26, 2003, by and among the Company, Greenlight and Halpern Denny(16)
10.19	Purchase Agreement dated as of June 27, 2003, between the Company and Jefferies & Company(17)
10.20
Note Purchase and Put Agreement dated as of June 27, 2003, by and among the Company, Jefferies & Co., Farallon and Capital Partners, L.P. and its affiliates and Farallon Capital Offshore Investors, Inc.(16)
10.21	Indenture dated as of July 8, 2003, by and among the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)
10.22	144A Global Note (including guarantees thereon) by and among the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)

10.23	IAI Global Note (including guarantees thereon) by and among the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)
10.24	Amendment to Note Purchase and Security Agreement dated as of July 8, 2003 by and among Jefferies & Co., the Company and New World EnbcDeb Corp.(17)
10.25	Pledge and Security Agreement dated as of July 8, 2003, by and among the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)
10.26	Patent Security Agreement dated as of July 8, 2003, by and among the Company and the Subsidiary Guarantors, in favor of The Bank of New York, as Collateral Agent(17)
10.27	Trademark Security Agreement dated as of July 8, 2003, between the Company and The Bank of New York, as Collateral Agent(17)
10.28	Trademark Security Agreement dated as of July 8, 2003, between Chesapeake Bagel Franchise Corp. and The Bank of New York, as Collateral Agent(17)
10.29	Trademark Security Agreement dated as of July 8, 2003, between Einstein/Noah Bagel Partners, Inc. and The Bank of New York, as Collateral Agent(17)
10.30	Trademark Security Agreement dated as of July 8, 2003, between Einstein and Noah Corp. and The Bank of New York, as Collateral Agent(17)
10.31	Trademark Security Agreement dated as of July 8, 2003, between Manhattan Bagel Company, Inc. and The Bank of New York, as Collateral Agent(17)
10.32
Loan and Security Agreement dated as of July 8, 2003, by and among the Company and certain of its Subsidiaries (as therein defined), as Borrower(s) and Guarantors, AmSouth Bank, as Agent, AmSouth Bank and the financial institutions named therein, as Lenders, and AmSouth Capital Corp., as Administrative Agent(16)
10.33	Security Agreement and Mortgage—Trademarks and Patents dated as of July 8, 2003, by and among the Company, the Subsidiary Guarantors and the Bank of New York as Trustee(16)
10.34	Pledge Agreement dated as of July 8, 2003, by and among the Company and certain of its Subsidiaries, as Pledgors in favor of AmSouth Bank, as Agent(16)
10.35	Intercreditor Agreement dated as of July 8, 2003, by and among the Company, the Subsidiary Guarantors, AmSouth Bank and the Bank of New York as Trustee(16)
10.36	Amendment Agreement with AmSouth Bank dated December 30, 2003(18)
10.37	Second Amendment Agreement with AmSouth dated February 9, 2004*
10.38	Registration Rights Agreement dated as of July 8, 2003, between the Company, the Subsidiary Guarantors and Jefferies & Company, Inc.(17)
21.1	List of Subsidiaries*
31.1
Certification of Principal Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2003*
31.2
Certification of Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 30, 2003*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Filed herewith.

(1)
Incorporated by reference to Exhibit 3.2 from the Registrant's Registration Statement on Form SB-2 (33-95764).

(2)
Incorporated by reference from Registrant's Registration Statement on Form SB-2 (33-95764).

(3)
Incorporated by reference from Registrant's Current Report on Form 8-K dated June 7, 1999.

(4)
Incorporated by reference from Registrant's Current Report on Form 8-K dated July 3, 2001.

(5)
Incorporated by reference from Registrant's Current Report on Form 8-K dated September 7, 1999.

(6)
Incorporated by reference from Registrant's Current Report on Form 8-K dated January 17, 2001.

(7)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2002.

(8)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed on May 14, 2003.

(9)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as schedule 1.

(10)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex D.

(11)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex E.

(12)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex F.

(13)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex G.

(14)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex H.

(15)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex I.

(16)
Incorporated by reference from Registrant's Form S-4, Registration Statement (File No. 333-107894), filed on September 19, 2003.

(17)
Incorporated by reference from Registrant's Form S-4, filed on August 12, 2003.

(18)
Incorporated by reference from Registrant's Current Report on Form 8-K, filed on January 5, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
By:	/s/ PAUL J.B. MURPHY, III Paul J.B. Murphy, III Chief Executive Officer

Dated: March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL J.B. MURPHY, III Paul J.B. Murphy, III	Chief Executive Officer and Director	March 26, 2004
/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Chief Financial Officer and Principal Accounting Officer	March 26, 2004
/s/ JOHN S. CLARK, II John S. Clark II	Director	March 26, 2004
/s/ LEONARD TANNENBAUM Leonard Tannenbaum	Director	March 26, 2004
/s/ LAWRENCE P. GELFOND Lawrence P. Gelfond	Director	March 26, 2004
/s/ MARK A. KLINE Mark A. Kline	Director	March 26, 2004
/s/ S. GARRETT STONEHOUSE, JR. S. Garrett Stonehouse, Jr.	Director	March 26, 2004

NEW WORLD RESTAURANT GROUP, INC.
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
New World Restaurant Group, Inc.

        We have audited the accompanying consolidated balance sheets of New World Restaurant Group, Inc. and Subsidiaries as of December 30, 2003 and December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New World Restaurant Group, Inc. and Subsidiaries as of December 30, 2003 and December 31, 2002, and the results of their operations, and their cash flows for each of the three years in the period ended December 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1—Recent Pronouncements to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 2, 2003.

        We have also audited Schedule II for each of the three years in the period ended December 30, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/  GRANT THORNTON LLP

Denver, Colorado
March 9, 2004

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 2003, AND DECEMBER 31, 2002
(in thousands, except share and per share information)

	December 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$9,575	$9,935
Restricted cash, current	1,815	770
Franchise and other receivables, net	5,842	5,969
Inventories	4,831	5,005
Prepaid expenses and other current assets	2,650	3,180

Total current assets	24,713	24,859

Restricted cash long-term	3,036	—
Property, plant and equipment, net	67,800	81,254
Trademarks and other intangibles, net	85,431	98,134
Goodwill, net	4,875	4,875
Debt issuance costs and other assets	9,170	1,526

Total Assets	$195,025	$210,648

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,189	$7,650
Accrued expenses	37,871	30,988
Short-term debt and current portion of long-term debt	2,105	150,872
Current portion of obligations under capital leases	180	100

Total current liabilities	48,345	189,610
Senior notes and other long-term debt	161,120	11,011
Obligations under capital leases	29	360
Derivative liability	—	2,847
Other liabilities	10,397	10,560
Mandatorily Redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 and 0 shares authorized; 57,000 and 0 shares issued and outstanding	57,000	—

Total Liabilities	276,891	214,388
Mandatorily Redeemable, Series F Preferred Stock, $.001 par value, $1,000 per share liquidation value; 0 and 116,000 shares authorized; 0 and 89,698 shares issued and outstanding	—	84,932
Stockholders' deficit:
Series A Junior Participating Preferred Stock, $.001 par value; 400 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 15,000,000 and 2,491,567 shares authorized; 9,841,828 and 847,413 shares issued and outstanding	10	1
Additional Paid-In capital	175,585	86,657
Accumulated deficit	(257,461)	(175,330)

Total stockholders' deficit	(81,866)	(88,672)

Total Liabilities and Stockholders' deficit	$195,025	$210,648

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 30, 2003, DECEMBER 31, 2002, AND JANUARY 1, 2002
(in thousands, except share and per share information)

	December 30, 2003	December 31, 2002	January 1, 2002
Revenues:
Retail sales	$356,225	$369,351	$206,186
Manufacturing revenues	21,457	23,734	22,285
Franchise related revenues	5,624	5,565	5,704

Total revenues	383,306	398,650	234,175
Cost of sales:
Retail costs	302,189	300,013	168,031
Manufacturing costs	19,756	21,493	21,372

Total cost of sales	321,945	321,506	189,403
General and administrative expenses	37,539	42,640	28,647
Depreciation and amortization	28,200	30,626	15,207
Charges for integration and reorganization cost	2,132	4,194	4,432
Impairment charge	5,292	—	3,259

Loss from operations.	(11,802)	(316)	(6,773)
Interest expense, net.	(34,184)	(42,883)	(47,104)
Cumulative change in the fair value of derivatives	993	233	57,680
Gain on investment in debt securities	374	2,537	241
Loss on exchange of Series F Preferred Stock due to Equity Recap	(23,007)	—	—
Loss on extinguishment of Greenlight obligation	—	—	(16,641)
Permanent impairment in the value of investment in debt securities	—	—	(5,805)
Other income (expense)	730	322	(131)

Loss before income taxes	(66,896)	(40,107)	(18,533)
Provision for income taxes	(812)	(366)	(167)

Net loss	(67,708)	(40,473)	(18,700)
Dividends and accretion on preferred stock	(14,423)	(27,594)	(58,520)

Net loss available to common stockholders	$(82,131)	$(68,067)	$(77,220)

Net loss per common share—basic and diluted	$(21.20)	$(51.81)	$(128.36)

Weighted average number of common shares outstanding:
Basic and diluted	3,873,284	1,313,760	601,609

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 30, 2003, DECEMBER 31, 2002 AND JANUARY 1, 2002

(in thousands, except share and per share information)

						Total Stockholders Equity (Deficit) Amount
	Common Stock		Additional Paid In Capital Amount		Accumulated Other Comprehensive Income (Loss) Amount
				Accumulated Deficit Amount
	Shares	Amount
Balance, December 31, 2000	255,881	$0	$45,752	$(30,043)	$(4,742)	$10,967

Net loss				(18,700)		(18,700)
Net unrealized gain on available for sale securities					4,742	4,742

Comprehensive loss					—	(13,958)
Issuance of common stock	34,495	0	2,636			2,636
Issuance of warrants in connection with Mandatorily Redeemable Series F preferred stock			14,376			14,376
Issuance of warrants in connection with $140 Million Facility			16,605			16,605
Issuance of warrants in connection with Greenlight Obligation			3,022			3,022
Net change due to classification of derivative instruments from permanent equity to liabilities			(2,171)			(2,171)
Dividends and accretion on preferred stock				(58,520)		(58,520)

Balance, January 1, 2002	290,376	$0	$80,220	$(107,263)	$—	$(27,043)

Net loss				(40,473)		(40,473)

Comprehensive loss						(40,473)
Issuance of common stock	557,037	1	116			117
Issuance of warrants in connection with Mandatorily Redeemable Series F preferred stock—reclassification from derivative liability			5,524			5,524
Issuance of warrants in connection with $140 Million Facility—reclassification from derivative liability			797			797
Dividends and accretion on preferred stock				(27,594)		(27,594)

Balance, December 31, 2002	847,413	$1	$86,657	$(175,330)	$—	$(88,672)

Net loss				(67,708)		(67,708)

Comprehensive loss						(67,708)
Conversion of Mandatorily Redeemable Series F preferred stock to common stock	9,380,843	9	84,704			84,713
Conversion of common stock and warrants to Mandatorily Redeemable Series Z preferred stock	(386,428)		(762)			(762)
Issuance of warrants in connection with Mandatorily Redeemable Series F preferred stock—reclassification from derivative liability			318			318
Issuance of warrants in connection with $140 Million Facility—reclassification from derivative liability			573			573
Issuance of warrants in connections with the Standstill Agreement			3,132			3,132
Issuance of warrants in connection with the settlement of the Greenlight Obligation			963			963
Dividends and accretion on preferred stock				(14,423)		(14,423)

Balance, December 30, 2003	9,841,828	$10	$175,585	$(257,461)	$—	$(81,866)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 30, 2003, DECEMBER 31, 2002, AND JANUARY 1, 2002

(in thousands)

	December 30, 2003	December 31, 2002	January 1, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,708)	$(40,473)	$(18,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,200	30,626	15,207
Charges for integration and reorganization	2,132	4,194	4,432
Impairment in value of intangible assets	5,292	—	—
Permanent impairment in value of investment in debt securities	—	—	5,805
Cumulative change in fair value of derivatives	(993)	(233)	(57,680)
Loss from extinguishment of Greenlight obligation	—	—	16,641
Amortization of debt issuance costs	1,222	1,723	5,014
Amortization of debt discount	1,916	8,882	25,300
Notes issued as paid in kind for interest on Bridge Loan	395	3,526	2,627
Greenlight Interest	1,025	1,784	—
Standstill and step-up warrants	3,132	—	—
Stock issued for compensation and consulting	—	117	2,636
Gain on sale of fixed assets	(558)	—	(59)
Gain on investment in debt securities	(374)	(2,537)	(241)
Impairment charge in connection with the realization of assets	—	—	3,259
Loss on exchange of Series F Preferred Stock due to Equity Recap	23,007	—	—
Reduction in Bridge loan due to Equity Recap	(500)	—	—
Changes in operating assets and liabilities:
Restricted Cash (worker's compensation insurance and adfund)	(2,397)	—	—
Franchise and other receivables	127	4,033	(4,354)
Accounts payable and accrued expenses	8,516	(14,272)	5,851
Other assets and liabilities	(419)	(4,040)	2,017

Net cash provided by (used in) operating activities	2,015	(6,670)	7,755
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,921)	(5,172)	(3,757)
Proceeds from the sale of assets	558	—	—
Proceeds from the sale of assets held for sale	—	1,397	880
Net cash paid for acquisitions	—	—	(161,491)
Investment in debt securities	—	—	(29,734)
Proceeds from investment in debt securities	374	36,711	3,885

Net cash provided by (used in) investing activities	(5,989)	32,936	(190,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	7,500	6,000	—
Repayments of line of credit	(12,500)	—	—
Proceeds from notes payable	160,000	—	171,700
Repayment of notes payable	(141,131)	(37,039)	(14,436)
Debt issuance costs	(8,571)	—	(7,965)
Proceeds from issuance of Series F Preferred Stock, net of fees	—	—	46,370
Advanced refunding of NJEDA (restricted cash)	(2,028)	—	—
Repayment of Advanced refunding of NJEDA (restricted cash)	344	—	—

Net cash provided by (used in) financing activities	3,614	(31,039)	195,669
Net increase (decrease) in cash	(360)	(4,773)	13,207
Cash and cash equivalents, beginning of period	9,935	14,708	1,501

Cash and cash equivalents, end of period	$9,575	$9,935	$14,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,284	$24,874	$11,180
Income taxes	$630	$366	$167
Non-cash investing and financing activities:
Non-cash dividends and accretion on preferred stock	$14,423	$27,594	$58,520
Temporary increase (decrease) in fair value of investment in debt securities	$—	$—	$4,742
Conversion of Series D preferred stock to Mandatorily Redeemable Series F preferred stock	$—	$—	$16,398
Conversion of Bridge Loan and Greenlight obligation to Mandatorily Redeemable Series F preferred stock	$18,588	$—	$—
Conversion of Mandatorily Redeemable Series F to Mandatorily Redeemable Series Z preferred stock	$57,000	$—	$—
Conversion of Mandatorily Redeemable Series F to common stock	$61,706	$—	$—
Non-cash warrant issuance	$1,854	$6,321	$34,003
DETAILS OF ACQUISITION:
Tangible assets acquired	—	—	$111,907
Intangible assets acquired	—	—	97,784
Notes receivable extinguished	—	—	—
Estimated accruals and liabilities assumed	—	—	(46,354)

Cash paid for acquisition	—	—	163,337
Less cash acquired	—	—	1,846

Net cash paid for acquisition	—	—	$161,491

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business, Organization and Significant Accounting Policies

Nature of Business and Organization

        We are a leader in the quick casual segment of the restaurant industry with 736 locations in 32 states plus the District of Columbia as of December 30, 2003. We specialize in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. Our product offerings include fresh baked goods, made-to-order sandwiches on a variety of breads and bagels, soups, salads, desserts, premium coffees and other café beverages. As of December 30, 2003, our retail system consisted of 464 company-operated, 231 franchised and 41 licensed locations. We also operate a dough production and a coffee roasting facility.

        We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus. In October 2003, we appointed a new senior management team. This team is assessing the current reporting system and determining the appropriate operating metrics for our business, which will be monitored and reported on in the future.

        We are a Delaware corporation and were organized in November 1992.

2003 Debt Refinancing and Equity Recapitalization

        On July 8, 2003, we issued in a private placement $160.0 million of 13% senior secured notes due 2008 ("$160 Million Facility") to replace the private placement of 140,000 units consisting of $140 million of senior secured increasing rate notes (the "$140 Million Facility"). The $160 Million Facility was offered by the Company and guaranteed, jointly and severally, by all present and all future subsidiaries of the Company other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes). We used the net proceeds of the offering, among other things, to refinance the $140 Million Facility. In November 2003, we exchanged the original notes issued in the $160 Million Facility for notes that were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-4.

        On July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank ("AmSouth Revolver"), which was amended to make technical corrections and to clarify ambiguous terms on December 30, 2003.

        On June 26, 2003, our board of directors approved an equity restructuring agreement ("Equity Recap") between us and the holders of all our preferred stock and a substantial portion of our fully diluted common stock. These entities were:

  •
  Greenlight Capital, L.P. ("Greenlight Capital");
  •
  Greenlight Capital Qualified, L.P. ("Greenlight Qualified");
  •
  Greenlight Capital Offshore, Ltd. ("Greenlight Offshore");
  •
  Brookwood New World Investors, L.L.C. ("Brookwood"); and,
  •
  NWCI Holdings, LLC ("NWCI").

        These entities are collectively referred to as Greenlight in this filing. Additionally, we also agreed to the Equity Recap with Halpern Denny Fund III, L.P. ("Halpern Denny"). Certain of these entities also held a portion of the $140 Million Facility.

        On September 24, 2003, our stockholders approved the Equity Recap, which included the following transactions:

  •
  we issued Halpern Denny 57,000 shares of Series Z Preferred Stock, par value $0.001 per share ("Series Z") in exchange for 56,237.994 shares of Series F, par value $0.001 per share ("Series F") (including accrued and unpaid dividends, which were payable in additional shares of Series F), 23,264,107 shares of common stock and warrants to purchase 13,711,054 shares of common stock (collectively, the "Halpern Denny Interests"); and

  •
  each stockholder received 0.6610444 new shares of common stock for every share of common stock held by such stockholder pursuant to a 1.6610444-for-one forward stock split in order to effect the transactions contemplated by the Equity Recap;

  •
  the per share exercise price and the number of shares of common stock issuable upon the exercise of each outstanding option or warrant (other than the warrants that were issued in connection with the $140 Million Facility pursuant to the Warrant Agreement dated June 19, 2001, as amended between The Bank of New York, as warrant agent and us (the "Warrant Agreement")) were adjusted to reflect the forward stock split;

  •
  immediately following the forward stock split, but before the one-for-one hundred reverse stock split discussed below, we issued Greenlight 938,084,289 shares of common stock in exchange for 61,706.237 shares of Series F. These shares of Series F included i) shares originally issued as Series F, ii) shares converted into Series F from the $10 million contribution plus accrued interest resulting from the Bond Purchase Agreement ("Greenlight Obligation") and iii) shares converted into Series F from the Bridge Loan (which was acquired by Greenlight from Jefferies & Company, Inc.).

        Following the closing of the Equity Recap, Greenlight beneficially owned approximately 92% of our common stock on a fully diluted basis and warrants issued pursuant to the Warrant Agreement represented approximately 4.3% of our common stock on a fully diluted basis.

        In addition to approving the Equity Recap at our September 24, 2003 annual meeting, our stockholders approved the following restructuring-related items:

  •
  amending our Restated Certificate of Incorporation to effect a one-for-one hundred reverse stock split following the consummation of the transactions contemplated by the Equity Recap;

  •
  amending our Restated Certificate of Incorporation to reduce the number of shares of common stock authorized for issuance following the consummation of the effectiveness of the reverse stock split;

  •
  amending our Restated Certificate of Incorporation to eliminate the classification of the board of directors; and

  •
  amending our Restated Certificate of Incorporation to allow our stockholders to take action by written consent of the holders of 80% of our capital stock entitled to vote on such action.

        The 1.6610444-for-one forward stock split and the one-for-one hundred reverse stock split have been retroactively reflected in the accompanying financial statements and footnotes for all periods presented.

Principles of Consolidation

        The consolidated financial statements herein include our accounts and the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

        Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition (see Note 3), we elected to change our fiscal year end to the Tuesday closest to December 31. Our annual accounting period had previously ended on the Sunday closest to December 31. The fiscal year-end dates for 2003, 2002 and 2001 are December 30, 2003, December 31, 2002 and January 1, 2002, respectively, resulting in all years containing 52 weeks.

Cash and Cash Equivalents

        We consider cash on hand and on deposit and short-term, highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

Restricted Cash

        Restricted Cash consists of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Advertising Funds(a)	$667	$770
New Jersey Economic Development Authority(b)	1,684	—
Worker's Compensation Insurance Collateral(c)	2,500	—

	4,851	770
Less-current portion of long-term restricted cash	1,815	770

Long-term restricted cash	$3,036	$—

(a)
We act as custodian for certain funds paid by our franchisees that are earmarked as advertising fund contributions.

(b)
On July 3, 2003, we placed in escrow an advanced refunding of the NJEDA note dated December 1, 1998 to enact a debt defeasance as allowed for in the agreement. The NJEDA funds are included in both current portion and long-term portion of restricted cash in the December 30, 2003 balance sheet in accordance with payment terms of the note. We anticipate this classification will continue until the NJEDA note is fully paid from the escrow amount proceeds, which has the maturity date of December 1, 2008.

(c)
We also have restricted cash held as collateral for a letter of credit supporting our worker's compensation insurance claims of $2,500,000 as of December 30, 2003. This collateral could be accessed by the insurance company if we did not reimburse them for claims paid on our behalf.

Accounts Receivable

        The majority of our accounts receivable are due from our franchisees and distributors. Credit is extended based on our evaluation of the customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 7-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Receivables consist of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Franchisee and licensee receivables	$4,970	$5,188
Manufacturing receivables	912	1,029
Customer receivables	426	328
Vendor receivables	2,126	852
Other receivables	718	3,183

	9,152	10,580
Less allowance for doubtful accounts	(3,310)	(4,611)

	$5,842	$5,969

        Changes in the allowance for doubtful accounts are as follows:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Beginning balance	$(4,611)	$(4,097)
Bad debt expense	(1,787)	(639)
Accounts written off	3,116	125
Recoveries	(28)	—

Ending balance	$(3,310)	$(4,611)

Inventories

        Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Finished goods	$4,403	$4,554
Raw materials	428	451

	$4,831	$5,005

Investment in Debt Securities

        Previously held investment in debt securities which included Einstein/Noah Bagel Corp. 7.25% Convertible Debentures due 2004 (the "Einstein Bonds") which classified as available for sale securities and were recorded at fair value with temporary fluctuations in fair value excluded from earnings and reported as a separate component of stockholders' equity. Due to the developments in the bankruptcy of ENBC in 2001, including the auction pursuant to Section 363 of the U.S. Bankruptcy Code, fair value was based on the estimated value of Einstein Bonds realizable from the proceeds of the bankruptcy estate. As a result, during the year ended January 1, 2002, we determined that a permanent decline of $5,805,000 in the fair value of our investment had occurred. Accordingly, we recorded such amount as investment impairment with a comparable charge in the accompanying statement of operations.

        During the year ended December 31, 2002, we received proceeds of $36,711,000 for the debentures from the bankruptcy court (Note 6c). As the amount received exceeded the carrying value of the asset, we recorded a gain on investment in debt securities of $374,000, $2,537,000 and $241,000 in 2003, 2002 and 2001, respectively.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Expenditures for major maintenance and repairs that extend the life of the asset are capitalized according to our capitalization policy. Expenditures for non-major maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method. Depreciation is provided using the straight-line method over the following estimated useful lives:

Leasehold improvements	5 to 15 years
Store equipment	3 to 7 years
Furniture and fixtures	5 to 8 years
Office and computer equipment	3 to 5 years

        As of December 30, 2003 and December 31, 2002, manufacturing equipment with a net book value of approximately $10,117,000 and $10,093,000, respectively, was located at a major supplier's plant.

Goodwill, Trademarks and Other Intangibles

        We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 2, 2002. SFAS 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess goodwill impairment requires that we first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit's assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit's assets and liabilities will determine the current implied fair value of the unit's goodwill.

        Our goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan. We engaged an independent valuation expert to perform our impairment analyses. The transitional impairment analyses on January 2, 2002 and annual impairment analyses of goodwill as of

December 30, 2003 and December 31, 2002 indicated that the fair value of Manhattan reporting unit exceeded its carrying value. Thus, the associated goodwill was not impaired, and the second step of the impairment tests was not required. Our transitional and annual impairment analyses for our indefinite lived intangibles (trademarks) as of January 1, 2002 and December 31, 2002 indicated that such assets' fair values exceeded their respective carrying values; however, our December 30, 2003 annual impairment analyses for our indefinite-lived intangibles (trademarks) for Manhattan and Chesapeake indicated that, in each instance, their respective carrying values exceeded their fair values, thus we recorded an impairment of $3,207,000 and $1,671,000, respectively. In addition to the trademark impairment, we also wrote-off the value of previously reacquired Manhattan franchise territory rights of $414,000. The impairments for both Manhattan and Chesapeake were related to declining cash flows for those brands and our expectation that the trend of lower sales will continue in future years. For fiscal year 2004, we are developing new strategies with respect to both the Manhattan and Chesapeake brands. These strategies are aimed at revitalizing the brands and growing our cash flow from these brands. We are also reviewing our long-term plans for each of these brands and their relation to our business as a whole. Accordingly, we are continuing to classify the trademarks as indefinite-lived at this time, and will review this determination in future periods if our intentions for these brands were to change. The fair value of Einstein Bros. and Noah's indefinite-lived intangible assets (trademarks) exceeded their carrying value thus no impairment was present at December 30, 2003.

        In 2003 and 2002, goodwill and indefinite-lived trademarks were not amortized in accordance with SFAS 142 and other intangibles were being amortized on a straight-line basis consistent with the associated estimated future cash flows, as follows:

Trade secrets	5 years
Patents—manufacturing process	5 years

        In 2001 trademarks and other intangibles were amortized on a straight-line basis as follows:

Goodwill	25 years
Trademarks	30 years
Trade secrets	5 years
Patents—manufacturing process	5 years
	December 30, 2003	December 31, 2002
	(amounts in thousands)
Non-amortizing intangibles:
Trademarks	$65,868	$70,746
Amortizing intangibles:
Trade secrets	5,385	5,385
Patents—manufacturing process	33,741	33,741

	39,126	39,126
Less accumulated amortization	(19,563)	(11,738)

Total amortizing intangibles	19,563	27,388

Total intangibles	$85,431	$98,134

        Intangible amortization expense totaled approximately $7,825,000, $7,818,000 and $5,260,000 for the years ended December 30, 2003, December 31, 2002 and January 1, 2002 respectively. Amortization expense for the fiscal years of 2004 and 2005 is anticipated to be $7,825,000 annually. Amortization expense for fiscal 2006 is anticipated to be the remaining $3,913,000.

        A reconciliation of net loss available to common stockholders and related net loss per share for goodwill and trademarks no longer subject to amortization following SFAS 142 adoption is as follows:

	December 30, 2003	December 31, 2002	January 1, 2002
	(amounts in thousands, except for per share amounts)
Net loss available to common stockholders, as reported	$(82,131)	$(68,067)	$(77,220)
Add back: Goodwill amortization expense	—	—	379
Add back: Trademark amortization expense	—	—	1,430

Adjusted net loss	$(82,131)	$(68,067)	$(75,411)

Basic and diluted net loss available to common stockholders
Per common share:
As reported	$(21.20)	$(51.81)	$(128.36)
As adjusted	N/A	N/A	$(125.35)

Long-Lived Assets

        Our policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, assets held and used in operations are evaluated for continuing value and proper useful lives by comparison to expected undiscounted future cash flows. If impairment has occurred, it is calculated based on the difference between the asset's carrying value and the underlying discounted future cash flows it is expected to generate.

        Prior to the adoption of SFAS 142, all intangible assets were evaluated for impairment using the methods described in the preceding paragraph. After the adoption of SFAS 142, amortizable intangible assets continue to use these methods.

Revenue Recognition

        Retail sales are recognized when payment is tendered at the point of sale.

        Manufacturing revenues are recognized upon shipment to customers.

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

Advertising Costs

        We expense advertising costs as incurred. We expensed approximately $12,948,000, $13,983,000 and $6,592,000 in advertising costs for the years ended December 30, 2003, December 31, 2002 and January 1, 2002.

Deferred Rent

        Certain of our lease agreements provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than initial occupancy. Provision has been made for the excess of operating lease rental expense, computed on a straight-line basis over the lease term, over cash rental payments.

Shipping and Handling Costs

        We classify shipping and handling expenses related to product sales as a cost of goods sold.

Fair Value of Financial Instruments

        The fair value of debt, notes payable and Series F outstanding, which is estimated to approximate their carrying value, is estimated by comparing the terms of existing instruments to the terms offered by lenders for similar borrowings with similar credit ratings. The carrying amounts of franchise and other receivables and accounts payable approximate their fair value, due to their short-term maturities. Warrants classified as a derivative liability, if any, are carried at fair value based upon the underlying fair value of the common stock to which they are indexed and, for contingently—issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors. The Series Z is recorded in the accompanying balance sheet at its full face value of $57.0 million, which represents the total required future cash payment because the Series Z does not require dividends. This presentation was required since the Series Z issuance was accounted for as a troubled debt restructuring. The current fair value is estimated to be $24.4 million, which was determined by using the useful life of the Series Z and the effective discount rate from the Certificate of Designation.

Debt Issuance Cost

        Direct costs incurred for the issuance of debt are capitalized and amortized using the effective interest method over the term of the debt, unless the debt is retired prior to the maturity date. In that instance, the debt issuance costs are charged to expense in the period the debt if repaid. Net debt issuance costs as of December 30, 2003 and December 31, 2002 were $7.8 million and $0.6 million, respectively.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and franchise and other receivables. We maintain cash and cash equivalents and restricted cash with various major financial institutions. We believe that concentrations of credit risk with respect to franchisee and other receivables are limited due to the large number and geographic dispersion of franchisees comprising our franchise base. We perform ongoing credit evaluations of our franchisees and maintain allowances for potential losses, as discussed previously in this note under the caption Accounts Receivable.

Earnings Per Share

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per common share amounts ("basic EPS") are computed by dividing net earnings by the weighted average number of common shares outstanding (which include warrants exercisable for a nominal price of $.01 per share on a pre-split basis prior to the Equity Recap on September 24, 2003) and exclude any potential dilution. Diluted earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution of our common stock equivalents. Common stock equivalents are not reflected in diluted EPS if their effect would be anti-dilutive.

        The following table summarizes the weighted average shares used in the basic and diluted EPS computations:

	For the Years Ended
	December 30, 2003	December 31, 2002	January 1, 2002
Weighted average shares outstanding	3,268,986	371,413	271,215
Weighted average warrants exercisable for $.01 on a pre-split basis(a)	604,298	942,347	330,394

	3,873,284	1,313,760	601,609

(a)
Given the decline of our stock price in the months subsequent to the Equity Recap (and the resultant forward and reverse stock splits), we have determined that, commencing in the fourth quarter 2003, the warrants exercisable for $.01 on a pre-split basis ($.60 or $1.00 on a post-split basis) should no longer be included in basic EPS under the provisions of paragraph 10 of SFAS 128.

        All stock options and warrants outstanding (excluding those exercisable for $0.01 per share on a pre-split basis prior to the Equity Recap on September 24, 2003) in 2003, 2002 and 2001 were excluded from the computation because of their anti-dilutive effect. The total number of stock options and warrants that were excluded from the calculation was 1,832,679, 102,380 and 63,315 respectively.

Interest and Dividends

        Interest expense and dividends on our $140 Million Facility and Series F, respectively, were determined, in part, by assumptions related to expected maturity of such instruments. These assumptions were reviewed and adjusted as our circumstances changed. The terms of our debt agreements place certain restrictions on the payment of cash dividends.

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their tax bases, as well as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level that more likely than not will be realized.

Stock-Based Compensation

        As of December 30, 2003, we have three stock-based employee and director compensation plans. As of December 31, 2002 and January 1, 2002 we had two stock-based employee and director compensation plans, which are described more fully in Note 9. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS 123 also permits entities to continue to measure compensation costs under Accounting Principle Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. We have elected to continue accounting for stock-based compensation arrangements using the intrinsic value method specified in APB 25 and to provide pro forma disclosures of what the net loss and loss per share would have been if we had elected to recognize compensation expense under the fair value method specified in SFAS 123.

        Had compensation cost for these plans been recognized under the fair value method specified in SFAS 123, our net loss and loss per share would have been increased to the following pro forma amounts for each of the years then ended:

	December 30, 2003	December 31, 2002	January 1, 2002
	(amounts in thousands, except for per share amounts)
Net loss available to common stockholders:
As reported	$(82,131)	$(68,067)	$(77,220)
Add (deduct): total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)	(196)	(184)

Pro forma	(82,141)	$(68,263)	$(77,404)

Basic and diluted net loss available to common stockholders per common share:
As reported	$(21.20)	$(51.81)	$(128.36)
Pro forma	$(21.21)	$(51.96)	$(128.66)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

        Certain amounts set forth in the accompanying consolidated financial statements for the prior years have been reclassified to conform to the presentation for the current fiscal year. These reclassifications had no effect on previously reported net income or loss.

Recent Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). The primary objective of this interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities ("VIE's"). This interpretation applies immediately to VIE's created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise held an interest prior to February 1, 2003. In October 2003, the FASB issued FASB Staff Position ("FSP") No. FIN 46-6, "Effective Date of FASB Interpretation 46." This interpretation deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if we had already issued statements reflecting a VIE in accordance with FIN 46. An additional revision in December of 2003 deferred the implementation for all entities to no later than the end of the first reporting period that ends after March 15, 2004, unless the VIE is a special purpose entity, in which case the December 15, 2003 date still applies. We are not a party to any VIE's and intend to adopt FIN 46 if required in fiscal 2004. We do not expect adoption of FIN 46 to have a significant impact on our financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on our financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount within the statement of operations. This statement takes effect with this filing. The adoption of this standard resulted in our Series F subject to mandatory redemption requirements being reclassified as a liability on July 2, 2003 rather than the historical mezzanine presentation. There was no impact on our statement of operations upon adoption of SFAS 150 given that the Series F had been previously stated at the present value of its redemption amount. The Series Z exchanged for the remaining Series F in the Equity Recap (Note 1) has also been classified as a liability since its inception. Dividends and accretion of discount or amortization of premiums, if any, will be recognized as interest expense.

        We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on its financial statements.

Derivative Instruments

        Effective January 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair value. Changes in the fair values of derivatives that do not qualify for hedge accounting under SFAS 133 are recognized through earnings. In conjunction with certain debt and preferred stock issuances in 2000 and 2001, we issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events (contingently-issuable warrants). We determined that certain of these freestanding warrants, for a period of time in 2001, and contingently-issuable warrants could not be classified within stockholders' equity based on the application of the criteria in EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", and accordingly classified those warrants as a liability in the balance sheet. Further, those warrants classified as a liability were subject to the provisions of SFAS 133, including the requirement to adjust the recorded amount of the warrants to fair value at each balance sheet date, with changes in fair value being recognized in earnings. We have determined which warrants are to be classified within stockholders' equity by first considering those warrants that have been issued (exercisable), to the extent there are a sufficient number of authorized shares, and then considering contingently-issuable warrants, to the extent there are a sufficient number of authorized shares.

        As a result of the Equity Recap executed on September 24, 2003, we no longer have contingently issuable warrants and all issued warrants are classified as permanent equity. Consequently, we no longer have a warrant derivative liability at December 30, 2003. The ensuing discussion outlines our policy for determining equity or liability classification for warrants, primarily as a result of contingently-issuable warrants associated with our Series F and $140 Million Facility, which are no longer outstanding.

        Our financial statements reflect our systematic evaluation of the maximum potential issuance of shares possible at each time an instrument with associated warrants was issued (taking into consideration the terms of existing contractual agreements) as compared to the number of authorized shares of common stock at the dates of issuance of each instrument. The maximum number of authorized shares of common stock was 830,522 in 2000 and from January 1, 2001 to September 25, 2001. Pursuant to a vote held at a special meeting of our shareholders on September 20, 2001, the maximum number of authorized shares of common stock was increased, effective September 26, 2001, to 2,491,567 shares. On June 19, 2001, the issued freestanding warrants exceeded the authorized number of shares and, accordingly, some of the warrants issued on that date were classified as liabilities, in accordance with the method described below, until the increase in authorized shares was approved in September 2001, at which time such issued, freestanding warrants were reclassified as permanent equity. In June 2001, certain of the Series F holders agreed not to exercise their warrants if, in doing so, the authorized number of shares remaining after exercise by the holders of the Series F was not sufficient to permit warrants associated with the $140 Million Facility to be exercised. To the extent that the number of freestanding warrants and the maximum number of additional warrants that could have potentially been issued in the future exceeded the maximum number of authorized shares (the "Share Cap") at the time the debt or preferred stock instrument was issued, we determined the classification of, and accounting for, the freestanding and additional warrants as follows:

  •
  freestanding warrants (those that are immediately exercisable) were considered first for equity treatment, to the extent of the maximum number of authorized shares;
  •
  among various outstanding instruments, those with the earlier issuance dates were considered first for equity treatment; and
  •
  contractual priorities were considered where applicable.

        Freestanding warrants and the maximum number of additional warrants that could have potentially been issued which exceeded the Share Cap were treated as liabilities. If the freestanding warrants and the maximum number of additional warrants that could have been issued exceeded the Share Cap on the date the debt or preferred stock instrument was issued, the proceeds from issuance were first allocated to the freestanding warrants and the contingent additional warrants based on the fair value of those warrants, with the remainder allocated to the debt or preferred stock instrument. If only the maximum number of additional warrants that could have been issued exceeded the Share Cap on the date the debt or preferred stock instrument was issued, the proceeds from issuance were first allocated between the freestanding warrants and the debt or preferred stock instrument based on their relative fair value. An amount is then allocated to the contingent additional warrants based on the estimated fair value of those warrants, which results in an additional discount on the debt or preferred stock instrument. In determining the fair value of the contingent additional warrants, the probability of their issuance as well as the price of the underlying common stock was considered. The classification of freestanding and contingently-issued warrants as equity or as liabilities was reevaluated at each issuance, and at each balance sheet date, upon consideration of the priorities outlined above.

        Issued $0.01 (pre-split) warrants classified as liabilities, if any, were recognized in the balance sheet at their fair value, as determined periodically based on quoted market prices of the underlying common stock. As of December 30, 2003 and December 31, 2002, there were no issued warrants classified as liabilities. Contingently-issuable $0.01 (pre-split) warrants classified as liabilities were also recorded at fair value based on quoted market prices of the underlying common stock and considering the probability of issuance and other pertinent factors. Changes in the fair value of derivative liabilities were recorded within the statement of operations. If reclassification from liability to permanent equity was required under EITF 00-19, prior to reclassification the liability was adjusted to fair value, with the change recorded in cumulative change in derivative fair value within the statement of operations. In the event of reclassification from permanent equity to liability, the related warrants were adjusted to fair value, with the change recorded in additional paid-in capital.

2.     Liquidity

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have sustained substantial losses in recent years, and such losses have continued through March 26, 2004. We also had a deficit in stockholders' equity of approximately $81,866,000 as of December 30, 2003, and, as of that date, our current liabilities exceeded our current assets by approximately $23,632,000.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financing requirements on a continuing basis, and to succeed in future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        We have recorded a loss from operations for the fiscal years ending December 30, 2003, December 31, 2002 and January 1, 2002 of approximately $11.8 million, $0.3 million and $6.8 million, respectively. We continue our on-going process of identifying, evaluating and implementing cost reduction initiatives. The primary cost areas in which these initiatives are focused are supply chain, store level operations, manufacturing operations and overhead. Examples of key initiatives that have been recently implemented or are currently in process include menu optimization to remove and/or modify inefficient products, upgrade/deployment of technology to enable more accurate identification and tracking of cost of products sold, and realignment and consolidation of the executive team resulting in a reduction in overhead. In addition, we incurred substantial expenses in 2003 related to (1) legal and advisory fees related to the Equity Recap (Note 1) which included the refinancing of the $140 Million Facility and our revolving line of credit, and (2) consolidation and integration expenses primarily associated with the consolidation of executive management and integration of separate accounting and finance functions which related to the Einstein Acquisition (as defined below in Note 3). Although there is no assurance that funding will continue to be available after our current financing matures, we believe that our current business plan will improve our operating results and cash flow in the future.

3.     Acquisitions

        On June 19, 2001, we purchased substantially all of the assets (the "Einstein Acquisition") of Einstein/Noah Bagel Corp. and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. (collectively, "Einstein"). Einstein was the largest bagel bakery chain in the United States, with 458 stores, nearly all of which were company-operated. The Einstein Acquisition was made pursuant to an Asset Purchase Agreement, which was entered into by us, the successful bidder, at an auction conducted by the United States Bankruptcy Court, District of Arizona, on June 1, 2001 in the Einstein bankruptcy case. The purchase price was $160,000,000 in cash and the assumption of certain liabilities, subject to adjustment to the extent that Assumed Current Liabilities (as defined in the Asset Purchase Agreement) exceeded $30,000,000.

        In connection with the Einstein Acquisition, we incurred approximately $9,722,000 of acquisition costs. The acquisition has been accounted for under the purchase method of accounting and accordingly the results of operations of the acquired company have been included in the statements of operations since the acquisition date. The aggregate purchase price of $163,337,000 was allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed as follows:

(amounts in thousands)
Assets Acquired:
Current assets	$13,800
Plant property and equipment	98,107
Trademarks and intangible assets	97,784
Liabilities assumed:
Current liabilities	(34,223)
Long-term liabilities	(12,131)

Total purchase price	$163,337

        The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimate of their fair market value at the date of acquisition, which was determined by an independent appraisal. Pursuant to the Asset Purchase Agreement, we were entitled to a reduction in purchase price to the extent that assumed current liabilities (as defined) exceeded $30,000,000 as of the acquisition date. We received $3,918,000 in fiscal 2002 from the bankruptcy estate based upon the final determination of assumed current liabilities by the independent arbitrator as of the acquisition date, net of certain payments received from the Einstein bankruptcy estate.

        The following unaudited pro forma consolidated statements of operations data for the year ended January 1, 2002, give effect to the Einstein Acquisition as if it had occurred as of the beginning of such period. The following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments and the financings necessary to complete the acquisition. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place as of the beginning of each period reported, and may not be indicative of future operating results.

Pro Forma For the Year Ended January 1, 2002
(amounts in thousands, except per share data) (Unaudited)
Revenues	$403,777

Loss from operations	$(14,682)

Net loss	$(47,497)

Net loss available to common stockholders	$(92,084)

Loss per share—Basic and Diluted	$(153.06)

4.     Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Leasehold improvements	$49,712	$51,026
Store/factory equipment	56,963	49,781
Furniture & fixtures	1,588	1,799
Office and computer equipment	9,574	9,251

	117,837	111,857
Less accumulated depreciation	(50,037)	(30,603)

	$67,800	$81,254

        Depreciation expense totaled approximately $20,375,000, $22,808,000 and $9,568,000, for the years ended December 30, 2003, December 31, 2002 and January 1, 2002, respectively.

5.     Debt Issuance Costs and Other Assets

        Debt issuance costs and other assets consist of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Security deposits	$1,337	$265
Debt issuance costs	7,802	566
Other	31	695

	$9,170	$1,526

6.     Debt

        Debt consists of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
$160 Million Facility(a)	$160,000	$—
$140 Million Facility, net of unamortized discount of $0 and $1,916(b)	—	138,084
Bridge loan(c)	—	4,443
Greenlight obligation(d)	—	10,000
Revolving credit note payable to an affiliate(e)	—	6,000
AmSouth Revolver(f)	1,000	—
Promissory note payable Chesapeake Bagel Bakery acquisition(g)	825	1,500
Note payable to New Jersey Economic Development Authority(h)	1,400	1,680
Other(i)	—	176

	163,225	161,883
Less-Current portion of debt	2,105	150,872

	$161,120	$11,011

(a)
On July 8, 2003, we issued the $160.0 Million Facility to replace our $140 Million Facility. Interest only payments are due semi-annually in January and July. The $160 Million Facility was offered by us and guaranteed, fully and unconditionally, jointly and severally, by all present and all future subsidiaries of ours other than the Non-Restricted Subsidiaries (as defined in the Indenture governing the notes) and is collateralized by substantially all of our assets. As of December 30, 2003, we no longer have any active Non-Restricted Subsidiaries. Pursuant to an Intercreditor Agreement, this debt is subordinate to the AmSouth Revolver. We are a holding company that conducts substantially all of our business operations through our subsidiaries. We are dependent upon distributions or other inter-company transfers from our subsidiaries to make payments on the notes and service our other obligations. There are no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. The Registration Rights Agreement associated with the $160 Million Facility required us to a) file an exchange offer with the SEC within 90 days of the closing date, b) effect the exchange offer within 150 days of the closing date and c) commence that exchange offer within 30 days of its effective date. We have fulfilled each of these requirements. We used the net proceeds of the offering, among other things, to pay off the $140 Million Facility.

The $160 Million Facility contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the Indenture. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of the fiscal year ended December 30, 2003, we are in compliance with all such financial covenants.

Debt issuance costs are being amortized using the effective interest method over the term of the $160 Million Facility. Interest expense of $631,000, $0 and $0 related to issuance costs has been recorded for the years ended December 30, 2003, December 31, 2002 and January 1, 2002.

(b)
In June 2001, we issued the $140 Million Facility and 140,000 common stock purchase warrants, each exercisable into 0.98 shares of common stock. The notes under the $140 Million Facility were issued at 91.75% of par, resulting in an initial discount of $11,550,000. The terms of the facility were governed by a certain indenture dated as of June 19, 2001, matured on June 15, 2003 and bore interest at an initial annual rate of 13%, increasing by 100 basis points each quarter commencing September 15, 2001 to a maximum rate of 18%. We commenced quarterly interest payments on September 15, 2001. The notes were repaid on July 8, 2003 with the proceeds of the $160 Million Facility.

As noted above, we also issued warrants to purchase in the aggregate 137,200 shares of our common sock at an exercise price of $1.00 per share. The warrants will expire on June 20, 2006 if not exercised. We were required to repurchase all the outstanding warrants in the event of a change in control (as defined in the warrant agreement) at a price equal to the fair market value of the common stock issuable upon exercise of the warrants, less the exercise price. We were also contingently obligated to issue additional $1.00 warrants as follows: (1) an additional 1% of the fully-diluted common stock if the $140 Million Facility remained outstanding on March 15, 2002, (2) an additional 1% of the fully-diluted common stock if the $140 Million Facility remained outstanding on June 15, 2002, and (3) an additional 1% of the fully-diluted common stock issued on a monthly basis from July 2002 through June 2003 if the $140 Million Facility remained outstanding after June 15, 2002. The additional warrants would have also expired on June 20, 2006.

The warrants were issued pursuant to, and were governed by, the terms of a certain Warrant Agreement dated as of June 19, 2001, by and among us, Jefferies & Co. and U.S. Trust. The holders of the warrants were entitled to certain registration rights as set forth in the Registration Rights Agreement dated as of June 19, 2001, by and among us, Jefferies & Co. and U.S. Trust.

We incurred approximately $6 million of issuance costs, which were amortized as interest expense based on an effective interest rate over the estimated life of the financial instrument.

Since the maximum number of additional warrants that could have been issued exceeded the Share Cap on the date the $140 Million Facility was issued, we accounted for the $140 Million Facility by first allocating the net proceeds from issuance (notes issued at 91.75% of par) between the freestanding warrants granted at issuance and the debt instrument. An amount was then allocated to the obligation to issue additional future warrants based on the estimated fair value of those warrants, which resulted in an additional discount on the debt instrument. We recognized interest at an effective interest rate that was determined considering the expected life of the instrument, scheduled increases in the interest rate that occurred during that estimated term, additional interest charges that resulted from a breach of the Registration Rights Agreement, and the amortization of any discount from allocating the proceeds. The expected life of the instrument, which was determined based on refinancing options being pursued by us, was reviewed and changed periodically as a function of changes in the expected timing of those refinancing options. We recognized the obligation to issue additional warrants as a liability (See Note 1—Derivative Instruments) and marked that liability to fair value to reflect changes in the underlying common stock prices, our estimate of the probability of issuance and other factors at each balance sheet date.

We called the $140 Million Facility for redemption on June 10, 2003. On June 18, 2003, we announced that we had entered into a 30-day standstill agreement with the holder of approximately $113.0 million, or 80.7% of the $140 Million Facility, while continuing to actively pursue the refinancing of our debt as well as the rationalization of our capital structure. Under this initial accord, holders of those notes agreed not to take any action to enforce any of their rights and remedies as a result of our failure to repay the notes against us until July 15, 2003. The interest rate and terms under the standstill agreement stayed the same as the original agreement. We paid interest on the closing date consisting of $6,650,000 for the normally scheduled quarterly payment, $2,216,067 for the extension through July 15 and $105,292 for the interest on the additional days of extension related to the quarterly payment. In consideration of the standstill agreement, we agreed to issue warrants to purchase 113,099.94 shares of our common stock at a price of $1.00 per share to the holders of the $140 Million Facility. We recognized a charge to interest expense of $2,477,000 related to the warrants, over the 30-day standstill period. This charge was based on the fair value of our stock at June 18, 2003.

The $140 Million Facility was paid in full at December 30, 2003 as a result of the July 8, 2003 refinancing with the $160 Million Facility but was included in the accompanying 2002 balance sheet as follows:

December 31, 2002
(amounts in thousands)
Original face value of $140 Million Facility	$140,000
Issuance discount from face value	(11,550)
Discount attributable to initial and future warrants	(17,312)
Effective interest amortization of discount	26,946

$138,084

(c)
In 2001, we entered into a $35 million asset-backed secured loan due June 15, 2002 (the "Bridge Loan") through EnbcDeb Corp., a wholly owned subsidiary of ours. Pursuant to the terms of a Note Purchase and Security Agreement dated as of June 19, 2001 (the "Purchase and Security Agreement"), EnbcDeb Corp. sold $35 million aggregate principal amount of secured increasing rate notes to third-parties. The aggregate proceeds were $33,250,000. The notes were secured by EnbcDeb Corp.'s investment in $61.5 million aggregate principal amount of the Einstein/Noah Bagel Corp. 7.25% Subordinated Convertible Debentures due June 2004 (the "Einstein Bonds"). Interest on the $35 million of notes initially accrued at a rate of 14% per annum and increased by 0.35% on the fifteenth day of each month following issuance. In 2002, we received distributions relating to our investment in the Einstein Bonds of $36,711,000, which were used to repay an equivalent portion of the Bridge Loan. As a result of paid-in-kind interest on the Bridge Loan, $4,442,884 remained outstanding as of December 31, 2002. Since the deficiency was less than $5.0 million, we issued Series F that was entitled to an annual cash dividend equal to 17% per annum increasing 100 basis points per month until the Series F was redeemed, and we were required to issue warrants, exercisable at $0.60 per share, to purchase 5% of the fully-diluted shares of our common stock. These contingently issuable warrants had been classified as a derivative liability (Note 1—Derivative Instruments) on our balance sheet. In conjunction with the Equity Recap, we were released from our obligation to issue these warrants. The Bridge Loan balance was retired in 2003, at the conclusion of the Einstein bankruptcy estate, through the issuance of 4,337.481 shares of Series F.

  We incurred approximately $1 million of issuance costs in connection with the Bridge Loan, which were amortized as interest expense based on an effective interest rate over the estimated life of the financial instrument.

  The proceeds from issuance of the Bridge Loan, net of an initial discount of $1,750,000, were allocated to the estimated number of additional warrants that could have potentially been issued, representing an estimated fair value of $5,365,430, with the remaining balance allocated to the debt instrument. We included the impact of increases in the interest rate on the Bridge Loan over its expected life and amortized the discount over that same term, and marked the obligation to issue additional warrants to fair value to reflect changes in the underlying common stock price.

  The components of the Bridge Loan were zero at December 30, 2003 and were included in the accompanying 2002 balance sheet as follows:

December 31, 2002
(amounts in thousands)
Original face value of Bridge Loan	$35,000
Issuance discount from face value	(1,750)
Discount attributable to future warrants	(5,365)
Accrued PIK interest	6,153
Effective interest amortization of discount	7,116
Reductions in principal	(36,711)

$4,443

(d)
On January 17, 2001, we entered into a Bond Purchase Agreement (the "Bond Purchase Agreement") with Greenlight. Pursuant to the Bond Purchase Agreement, Greenlight formed a limited liability company, GNW, and contributed $10,000,000 (the "Contribution Amount") to be utilized for the purchase of Einstein Bonds. We were the sole manager of GNW. We consolidated GNW as debt given that the Bond Purchase Agreement provided Greenlight with a secure interest in GNW's investment in Einstein Bonds, and a right for repayment of its investment within two years with a guaranteed accretion of 15% per year (increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter). In connection with the Bond Purchase Agreement, we issued Greenlight five-year warrants to purchase an aggregate of 70,462 shares of the common stock at $0.60 per share. In addition, the terms of the Bond Purchase Agreement stipulated that a) warrants for an additional 0.9375% of our fully diluted common stock were to be issued at the first anniversary date of the agreement and at the beginning of each three-month period thereafter provided that certain conditions had not been met (including but not limited to a combination of New World and Einstein) and b) warrants for an additional 1.5% of our fully diluted common stock were to be issued at such time as the Series F is redeemed through the issuance of senior subordinated notes, which obligations were superceded by the terms included in the letter agreement described below.

  On June 19, 2001, GNW, Greenlight and we entered into a letter agreement (the "Letter Agreement"). Under the terms of the Letter Agreement, Greenlight consented to the pledge by us, as manager of GNW, of the Einstein Bonds to Jefferies & Co. to secure the Bridge Loan (see (c) above). We were required to apply all of the proceeds related to the Einstein Bonds to the repayment of the Bridge Loan. To the extent that there were net proceeds from the Einstein Bonds after payment of the Bridge Loan in full, the excess would be payable to Greenlight. If the excess payment, if any, is less than the original investment by Greenlight, the difference, plus 15%

  per annum increment (increasing to 17% in January 17, 2002 and by an additional 2% each six months thereafter), shall be payable in our Series F and warrants in an amount to 1.125% of our fully diluted common stock for every $1.0 million of deficiency. We classified the contingently issuable warrants as a derivative liability as discussed further below. In connection with the Letter Agreement, Greenlight gave up its secured interest in the Einstein Bonds. We concluded that the changes to the terms of the Bond Purchase Agreement represented a substantial modification, as defined in EITF Issue 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and therefore that the execution of the Letter Agreement constituted an extinguishment of the Bond Purchase Agreement, as discussed further below.

  We incurred approximately $834,000 of issuance costs in connection with the Greenlight Obligation, all of which have been expensed as a result of the extinguishment discussed in the preceding paragraph.

  As a result of the maximum number of additional warrants that could have been issued under the Bond Purchase Agreement dated January 17, 2001 exceeding the Share Cap, we concluded that the obligation to issue warrants in the future could not have been classified within stockholders' equity on the date of issuance. However, as a result of the subsequent extinguishment of the Series D preferred stock, the obligation to issue warrants in the future under the Bond Purchase Agreement did not exceed the Share Cap and, accordingly, the liability established was reclassified to stockholders' equity in accordance with EITF 00-19. We included the impact of the increases in the interest rate associated with the instrument and the amortization of any related discount in its effective interest rate calculations. The Letter Agreement between Greenlight and us executed in June 2001 resulted in a substantial modification that required accounting as an extinguishment pursuant to EITF 96-19, primarily due to the additional warrant coverage (deficiency warrants) provided in the Letter Agreement in the event the proceeds from the Einstein Bonds were not sufficient to retire the Greenlight obligation. The extinguishment resulted in a loss from extinguishment of Greenlight obligation of $16,641,566 in 2001 representing the difference between the fair value of the new debt obligation and the carrying amount of the extinguished debt, plus the fair value of the estimated deficiency warrants that were recorded as a liability. Additionally, the Greenlight obligation was presented in the financial statements as debt with interest expense thereon recorded within the statement of operations since its inception.

  As a result of the deficiency of the proceeds from the settlement of the Einstein Bonds, we were required to settle their obligation with 14,250.833 additional shares of Series F and 119,871 warrants exercisable at $1.00 per share to purchase our common stock. The Series F issued as a result of this transaction was redeemed as part of the Equity Recap (See Note 9).

  The components of the Greenlight instrument were zero at December 30, 2003 and were included in the accompanying 2002 balance sheet as follows:

December 31, 2002
(amounts in thousands)
Proceeds from issuance of Greenlight obligation	$10,000
Discount attributable to initial and future warrants	(4,316)
Extinguishment of discount	4,195
Effective interest amortization of discount	121

$10,000

(e)
On May 30, 2002, we entered into a Loan and Security Agreement with BET, one of our principal stockholders, which provided for a $7,500,000 revolving loan facility. The facility was secured by substantially all of our assets. Borrowings under the facility bore interest at the rate of 11% per annum. The facility was to expire on March 31, 2003. At the time that we entered into this facility, we terminated our prior revolving loan facility. In February of 2003, BET and we executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the facility accrued interest at the rate of 13% per annum. BET received an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional fee of $112,500 when the facility was not paid in full by June 2, 2003.

  On June 18, 2003, we entered into a 30-day standstill agreement with BET with respect to this revolving line of credit. The interest rate on the revolving line of credit increased from 13% to 15% effective June 1, 2003. The debt outstanding under this facility was repaid on July 8, 2003, with the proceeds of the $160 Million Facility. The AmSouth Revolver has replaced this facility.

  Debt issuance costs were amortized using the effective interest method over the term of the Revolving Loan. Interest expense of $270,000, $360,000 and $0 related to issuance costs has been recorded for the years ended December 30, 2003, December 31, 2002 and January 1, 2002.

(f)
On July 8, 2003, we entered into the AmSouth Revolver, a three-year, $15 million senior secured revolving credit facility which is secured by substantially all of our assets. Interest payments are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank "prime rate" and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively. As of December 30, 2003, the interest rate on the net borrowings under the AmSouth Revolver was 5.0%. At December 30, 2003, we had $14 million available under this facility.

  The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined, operating cash flow coverage ratio and minimum net worth. These covenants are measured on a rolling twelve period basis at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total exposure, as defined in the agreement, exceeds $10.0 million. This debt also contains usual and customary default provisions. As of the fiscal year ended December 30, 2003, we are in compliance with all such financial covenants.

  We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. We had no letters of credit outstanding at December 30, 2003.

  Debt issuance costs are capitalized and amortized using the effective interest method over the term of the AmSouth Revolver. Interest expense of $138,000, $0 and $0 related to issuance costs has been recorded for the years ended December 30, 2003, December 31, 2002 and January 1, 2002.

(g)
As a part of the acquisition of the assets of Chesapeake Bagel Bakery, we entered into a note payable to the seller. The note provides for quarterly payments of interest only at 10% with principal payments of $675,000 and $825,000 in 2003 and 2004, respectively. The note is due in full on August 31, 2004 and is secured by the related assets of Chesapeake Bagel Bakery.

(h)
In December 1998, Manhattan Bagel Company entered into a note payable of $2,800,000 with the NJEDA at an interest rate of 9% per annum. The note has a 10-year maturity. Principal is paid annually and interest is paid quarterly. The note is secured by our subsidiary, Manhattan Bagel Company, Inc. In 2002, we violated the debt coverage ratio associated with this loan. Therefore, the balance outstanding under this note was classified as current within the December 31, 2002 balance sheet since we did not obtain waivers for such violations, which resulted in the entire balance being due and payable at the discretion of the holder.

  On July 3, 2003, we placed in escrow an advanced funding of the NJEDA note to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the NJEDA note is included in both current portion and long-term portion of debt in the December 30, 2003 balance sheet in accordance with the payment terms. We anticipate this classification will continue until the NJEDA note is fully paid from the escrow amount proceeds. The escrow has a maturity date of December 1, 2008.

(i)
We were obligated under a mortgage payable of $208,000 on a former plant in South Carolina. The mortgage bore interest at prime plus 1.25% and was scheduled to mature in March 2010. The mortgage was secured by the associated real estate. This property was sold and the mortgage repaid in full during 2003.

        Scheduled debt maturities are as follows:

Year	December 30, 2003
(amounts in thousands)
2004	$2,105
2005	280
2006	280
2007	280
2008	160,280
Thereafter	—

$163,225

7.     Accrued Expenses

        Accrued expenses consist of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Accrued payroll and related bonuses	$11,664	$13,949
Accrued reorganization	4,073	2,768
Accrued vendor payments	5,979	4,210
Accrued taxes	2,140	2,310
Accrued interest	10,039	4,342
Gift certificate liability	2,301	1,789
Accrued utilities	959	1,115
Other	716	505

Total	$37,871	$30,988

8.     Mandatorily Redeemable Series Z Preferred Stock

        On September 24, 2003, our shareholders approved the conversion of the Halpern Denny Interests into 57,000 shares of Mandatorily Redeemable Series Z Preferred Stock ("Series Z") pursuant to the terms of the Equity Recap (Note 1). The major provisions of the Series Z are:

  •
  2,000,000 shares authorized;

  •
  par value of $0.001 per share;

  •
  mandatory redemption is the earlier of a merger or change of control or June 30, 2009;

  •
  shares are non-voting (except for certain limited voting rights with respect to specified events);

  •
  liquidation value is $1,000.00 per share;

  •
  dividends are not accrued or paid unless the shares are not redeemed by the redemption date; and

  •
  shares may be redeemed in whole or in part at an earlier date at our discretion.

        The exchange of the Halpern Denny Interest for Series Z resulted in a reduction of the effective dividend rate relative to that required by the Series F, and as a result of this and other factors, we accounted for this transaction as troubled debt restructuring as required by Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). The Series Z is recorded in the accompanying balance sheet at its full face value of $57.0 million, which represents the total required future cash payment due to the fact that the Series Z does not require dividends. Since a portion of this exchange included the receipt of our common stock and warrants previously held by Halpern Denny, we did not recognize a gain from troubled debt restructuring.

9.     Stockholders' Equity and Series A and Mandatorily Redeemable Series F Preferred Stock

Series A Junior Participating Preferred Stock

        On June 7, 1999, our board of directors authorized the issuance of a Series A junior participating preferred stock in the amount of 700,000 shares. This authorization was made in accordance with the Stockholders' Rights Plan discussed below. There are currently no issued shares.

Stockholders Rights Plan

        On June 7, 1999, our Board declared a dividend distribution of one right on each outstanding share of common stock (a "Right"), as well as on each share later issued. Each Right will allow stockholders to buy one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $10.00. The Rights become exercisable if an individual or group acquires 15% or more of common stock, or if an individual or group announces a tender offer for 15% or more of common stock. The Board can redeem the Rights at $0.001 per Right at any time before any person acquires 15% or more of the outstanding common stock. In the event an individual (the "Acquiring Person") acquires 15% or more of the outstanding common stock, each Right will entitle its holder to purchase, at the Right's exercise price, one one-hundredth of a share of Series A junior participating preferred stock, which is convertible into common stock at one-half of the then value of the common stock, or to purchase such common stock directly if there are a sufficient number of Shares of common stock authorized. Our Board has the ability to exclude any Acquiring Person from the provision of the stockholders rights plan, resulting in such Acquiring Person's purchase of our common stock not triggering the plan. Rights held by the Acquiring Person are void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

Mandatorily Redeemable Series F Preferred Stock

        The Series F Mandatorily Redeemable Preferred Stock had varying redemption scenarios based on the issuance agreements. All redemptions are discussed below.

        On January 18, 2001, we consummated a sale of 20,000 shares of our authorized but unissued Series F to Halpern Denny III, L.P. ("Halpern Denny") in exchange for the sum of $20,000,000. In connection with the purchase, we issued Halpern Denny five-year warrants to purchase 140,925 shares of common stock at an exercise price of $0.60 per share. The Series F Preferred Stock Purchase Agreement provided that for so long as the Series F had not been redeemed for cash (including payment of any notes issued thereon), Halpern Denny was to receive additional warrants equal to 1.5% of our fully diluted common stock (excepting certain options and warrants) on January 18, 2002 and on each succeeding June 30 and December 31. The warrant agreement further provided that it would have been exercisable for additional shares under certain events, as set forth in the agreement.

        On January 18, 2001, BET and Brookwood entered into an Exchange Agreement with us, whereby they exchanged all of their outstanding Mandatorily Redeemable Series D preferred stock, including accrued but unpaid dividends (all of which were retired) for a total of 16,398.33 shares of Series F. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 108,406 shares of common stock at an exercise price of $0.60 per share. The Series F Preferred Stock Purchase Agreement provided that for so long as the Series F had not been redeemed for cash (including payment of any notes issued thereon), BET and Brookwood were to receive additional warrants equal to a semi-annual increase in aggregate of 1.154% of our fully diluted common stock (excepting certain options and warrants). The Company applied EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, by analogy, given the mandatory redemption feature of the Series D preferred stock, which imbues the issuance with debt-like characteristics, and determined that the exchange resulted in a substantial modification that requires accounting for the transaction as an extinguishment rather than a modification. As such, the Company recorded deemed dividends representing the difference between the fair value of the issued Series F preferred stock and the carrying amount of the Series D preferred stock, plus the fair value of the incremental freestanding warrants issued in conjunction with the exchange. Issuance costs paid to BET and Brookwood of $375,000 were also recorded as dividends in connection with the extinguishment. The deemed dividend with respect to the extinguishment of the Series D preferred stock was $8,358,000 in 2001.

        On March 29, 2001, we consummated a sale of 5,000 additional shares of our authorized, but unissued, Series F to Halpern Denny in exchange for the sum of $5,000,000. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny, we also sold Halpern Denny five-year warrants to purchase 35,231 shares of common stock at a price per share of $0.60 (subject to adjustment as provided in the form of warrant). The Series F Preferred Stock Purchase Agreement provided that for so long as the Series F had not been redeemed for cash (including payment of any notes issued thereon), Halpern Denny was to receive additional warrants equal to a semi-annual increase in aggregate of 0.375% of our fully diluted common stock (excepting certain options and warrants).

        On June 7, 2001, we consummated the sale of 4,000 additional shares of our authorized, but unissued, Series F to Halpern Denny in exchange for the sum of $4,000,000 pursuant to the terms of the Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny, dated June 7, 2001. In connection with the agreement, we also sold Halpern Denny five-year warrants to purchase an aggregate of 56,220 shares of common stock at a price per share of $0.60 (subject to adjustment as provided in the form of warrant). The Series F Preferred Stock Purchase Agreement provided that for so long as the Series F had not been redeemed for cash (including payment of any notes issued thereon), Halpern Denny was to receive additional warrants equal to a semi-annual increase in aggregate of 0.3% of our fully diluted common stock (excepting certain options and warrants).

        In addition, on June 19, 2001, we consummated the sale of 21,000 additional shares of our authorized, but unissued, Series F in exchange for $21,000,000, pursuant to the terms of the Third Series F Stock and Warrant Purchase Agreement (the "Third Purchase Agreement") by and among us, Halpern Denny, Greenlight and Special Situations Fund, L.P, Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, "Special Situations"). In connection with the sale of the June 2001 Series F, we sold warrants to purchase 295,156 shares of common stock at a price per share of $0.60 (subject to adjustment as provided in the warrant agreement) pursuant to the Third Purchase Agreement. The warrants have a term of five years and further provided that they would be exercisable for additional shares under certain events, as set forth in the agreement. The form of these warrants is substantially identical to the form of the warrants described above including the provisions thereof relating to the increase of the warrant shares, except that the semi-annual increases were an aggregate of 1.575% of the fully diluted common stock (excepting certain options and warrants).

        In connection with the execution and delivery of both the Second Purchase and Third Purchase Agreements, each of Halpern Denny and Brookwood waived preemptive rights they may have had concerning the issuance of additional shares of Series F and consented to the filing of the Second Amended Certificate of Designation which increased the number of shares of Series F we were authorized to issue from 73,000 shares to 116,000 shares.

        The Third Purchase Agreement provide that for so long as the Series F had not been redeemed for cash (including payment of the Senior Notes, if any), Halpern Denny, Greenlight and Special Situations were to receive additional warrants equal to a percentage (specified therein) of the fully diluted common stock (excepting certain options and warrants) on June 19, 2002, and on each succeeding December 31 and June 30.

        The holders of warrants issued in connection with Series F issued prior to March 31, 2001 were entitled to purchase additional shares of common stock as the result of the warrants to purchase 137,200 shares of common stock issued in connection with the $140 Million Facility and agreed that such $1.00 warrants would not be issuable if the Series F were redeemed for cash not later than June 19, 2002. We evaluated the terms of the obligation to issue additional warrants to such holders in the context of EITF No. 96-19 and determined that the agreement to provide such additional warrants constituted an extinguishment, for accounting purposes, of the Series F held by such holders. The deemed dividend was equal to the fair value of the future warrant obligations that were initially included in the effective dividend rate, plus the remaining discount originally attributed to this issuance. In connection with the modification, we determined that the obligation to issue warrants in the future should be classified as a liability (Note 1—Derivative Instruments). Accordingly, the deemed dividend was increased by the fair value of the additional warrants. The deemed dividend associated with the extinguishment was $23,884,000 in 2001.

        In connection with the issuance of the Series F, we incurred approximately $3.6 million of issuance costs, which were amortized as dividends based on an effective dividend rate over the estimated life of the financial instrument.

        Each issuance of Series F was evaluated as to the classification of, and accounting for, associated freestanding warrants and additional warrants to purchase common stock as permanent equity or liabilities as previously described in Note 1—Derivative Instruments. Proceeds from the issuance of Series F were then allocated using the appropriate allocation method, also as previously described. In its effective dividend rate calculations, we included the impact of increasing rate dividends, issuance costs, the estimated fair value of additional warrants (if not classified as derivative liabilities), the amortization of any related discount, and the estimated outstanding term of the instrument based on management's intent to refinance a portion of the original Series F. The obligation to issue additional warrants, if classified as a liability, was marked to fair value to reflect changes in the underlying common stock prices, management's estimates of the probability of issuance and other factors at each balance sheet date.

        As a result of the Equity Recap, the Series F has been replaced. Greenlight's interests in Series F have been exchanged for common stock and the Halpern Denny Interests in Series F, along with certain other former Halpern Denny Interests, were converted into Series Z. Since the price of our common stock as of September 24, 2003 exceeded the negotiated conversion price of the Greenlight conversion of Series F into our common stock, we recorded a loss on the exchange of approximately $23.0 million.

        The components of Series F were zero at December 30, 2003 and were included in the accompanying 2002 balance sheet as follows:

December 31, 2002
(amounts in thousands)
Proceeds from issuance of Series F preferred stock, $16,398 of which was the value of the Series D conversion	$66,398
Discount attributable to fees and commissions	(3,254)
Discount attributable to initial and future warrants	(33,027)
Accreted PIK Preferred Stock	23,330
Extinguishment of discount	8,271
Effective dividend amortization of discount	23,214

$84,932

Common Stock

        At a special meeting of our stockholders held on September 20, 2001, our stockholders approved an increase in the number of authorized shares of our common stock to 150,000,000 shares. Additionally, the stockholders approved the following changes at the September 24, 2003 annual meeting:

  •
  an amendment to increase the number of shares of common stock authorized for issuance from 150,000,000 to 1,500,000,000;

  •
  an amendment to effect a 1.6610444-for-one forward stock split in order to effect the transactions contemplated by the Equity Recap; and,

  •
  an amendment to decrease the number of shares of common stock authorized for issuance from 1,500,000,000 to 15,000,000 following the effectiveness of the reverse stock split.

        All previously reported stock amounts have been adjusted to reflect these changes.

Warrants

        As of December 30, 2003, we have 968,337 warrants outstanding all of which are exercisable. These warrants have exercise prices ranging from $0.60 to $663.00 per share, of which 957,872 are exercisable at $1.00 or less per share, and have terms ranging from three to ten years. Such warrants were issued in connection with financings and certain other services.

	December 30, 2003 Warrants	December 31, 2002 Warrants	January 1, 2002 Warrants
Outstanding, beginning of year	659,328	858,336	54,498
Issued	541,027	459,363	803,838
Exercised	—	(658,371)	—
Converted	(227,747)	—	—
Forfeited	(4,271)	—	—

Outstanding, end of year	968,337	659,328	858,336

Exercisable, end of year	968,337	659,328	858,336

Stock Options

        Our 1994 Stock Plan (the "1994 Plan") provides for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. Unless terminated sooner, the 1994 Plan will terminate automatically in August 2004. Our board of directors has the authority to amend, suspend or terminate the 1994 Plan, subject to any required approval by our stockholders under applicable law, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the 1994 Plan.

        Options generally become exercisable in ratable installments over a period of up to four years and expire ten years from the date of grant. On a pro-forma basis, we recognize stock compensation expense on a straight-line basis. In December of 2002, our stockholders approved an amendment to the 1994 Plan to increase the number of shares available for issuance under the 1994 Stock plan to 107,968. As of December 31, 2002, there were 20,981 shares reserved for future issuance under the 1994 Plan. No options currently available for exercise are considered "in-the-money". On November 21, 2003, the board of directors suspended the 1994 Plan.

        Our 1995 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by our board of directors and approved by the Company's stockholders in August 1995. Unless terminated sooner, the Directors' Option Plan will terminate automatically in August 2005. Our board of directors may amend or terminate the Directors' Option Plan at any time; provided, however, that no such action may adversely affect any outstanding option without the optionee's consent and the provisions affecting the grant and terms of options may not be amended more than once during any six-month period. A total of 1,661 shares of common stock have been reserved for issuance under the Directors' Option Plan. The Directors' Option Plan provides for the automatic grant of non-statutory stock options to nonemployee directors of the Company. These options vest immediately upon grant. On December 19, 2003, our board of directors suspended the Directors' Option Plan.

        On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, amended on December 19, 2003, (the "2003 Plan") subject to stockholder approval at the next annual meeting. The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. The number of shares issuable pursuant to options granted under the 2003 Plan is 900,000. Options were granted December 19, 2003 subject to stockholder approval of the Plan and vest in part based upon the passage of time and, in part, upon our financial performance. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. As of December 30, 2003, there were 39,000 shares reserved for future issuance under the 2003 Plan.

        On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, (the "2004 Directors' Plan") subject to approval by our stockholders at the next annual meeting. Our board of directors may amend, suspend, or terminate the 2004 Directors' Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Directors' Plan. The 2004 Directors' Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year. On January 1, 2004, 30,000 options were granted under the 2004 Directors' Plan subject to stockholder approval of the 2004 Directors' Plan. Options become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated.

        We may issue options from time to time outside the plans described above.

        A summary of our option activity during the years ended December 30, 2003, December 31, 2002 and January 1, 2002 is presented in the table and narrative below:

	December 30, 2003		December 31, 2002		January 1, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	86,647	$17.46	47,582	$97.53	26,609	$148.10
Granted	877,495	4.05	84,219	15.61	20,990	33.71
Forfeited	(85,797)	16.89	(45,154)	98.68	(17)	180.61

Outstanding, end of year	878,345	4.12	86,647	17.46	47,582	97.53

Exercisable, end of year	2,345	$33.99	30,418	$20.02	27,755	$143.89

Weighted average, fair value of options granted		$2.84		$6.47		$22.88

        The following table summarizes information about stock options outstanding at December 30, 2003:

Exercise Price	Number Outstanding at December 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 30, 2003	Weighted Average Exercise Price
$3.90 - $8.00	876,000	9.97	$4.04	—	$—
$8.01 - $90.00	1,827	9.41	$12.20	1,827	$12.20
$90.01 - $241.00	518	5.82	$110.80	518	$110.80

	878,345	9.96	$4.12	2,345	$33.99

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001 respectively: risk-free interest rates of 3.0%; expected dividend yields of 0%; expected lives of four years and expected stock price volatility of 100%.

10.   Income Taxes

        Components of the (provision for) benefit from the income taxes are as follows:

	December 30, 2003	December 31, 2002	January 1, 2002
	(amounts in thousands)
Current
Federal	—	—	—
State	(812)	(366)	(167)

	(812)	(366)	(167)
Deferred
Federal	11,366	13,948	11,412
State	1,624	1,993	1,630
Increase in valuation allowance	(12,990)	(15,941)	(13,042)

	—	—	—
Total income tax benefit (expense)	(812)	(366)	(167)

        The actual income tax (provision) benefit at December 30, 2003, December 31, 2002 and January 1, 2002 is reconciled to the amounts computed by applying the statutory federal rate to income before taxes as follows:

	December 30, 2003	December 31, 2002	January 1, 2002
	(amounts in thousands)
Expected tax at 35%	23,413	14,037	6,487
State net of federal benefit	1,624	742	612
Loss on extinguishment of debt	(8,052)	—	—
Other, net	(497)	796	5,776
Adjustments for prior year returns	(4,310)	—	—
Change in valuation allowance	(12,990)	(15,941)	(13,042)

Total benefit (provision) for taxes	(812)	(366)	(167)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2003, December 31, 2002 and January 1, 2002 are as follows:

	December 30, 2003	December 31, 2002
	(amount in thousands)
Deferred tax assets
Operating loss carryforwards	55,853	35,358
Accrued expenses	4,771	7,223
Allowances for doubtful accounts	1,324	1,829
Property, plant and equipment	—	1,969
Valuation allowance	(59,369)	(46,379)

Total deferred tax asset	2,579	—
Deferred tax liabilities
Property, plant and equipment	(2,579)	—

Total deferred tax liability	(2,579)	—
Net deferred tax asset (liability)	—	—

        For income tax purposes, at December 30, 2003, we had net operating loss carryforwards of approximately $139.6 million, expiring at various dates through 2023. The utilization of approximately $116.5 million of the aforementioned net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

        We believe it is more likely than not that our net deferred tax asset will not be realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset at December 30, 2003 and December 31, 2002. Should we conclude that the deferred tax asset is, at least in part, realizable, the valuation allowance will be reversed to the extent of such expected realizability.

11.   Other Long-Term Liabilities

        Other long-term liabilities consist of the following:

	December 30, 2003	December 31, 2002
	(amounts in thousands)
Vendor contractual agreements(a)	$8,014	$8,210
Guaranteed franchisee debt(b)	874	905
Deferred rent	1,509	1,445

	$10,397	$10,560

(a)
A strategic supplier of ours provided advance funding in the amount of $10,000,000 to us in 1996 as part of a contract to continue buying products from the supplier. This contract has an indefinite life. The accounting for this contract is to recognize a reduction of cost of goods sold based on the volume of purchases of the vendor's product.

(b)
In connection with our acquisition of Manhattan, we agreed to guarantee certain loans to franchisees made by two financial institutions. Each balance sheet date, we evaluate the fair value of such liability. As of December 30, 2003 and December 31, 2002, the fair value of the liability reflected above is the maximum potential exposure related to such loans pursuant to agreements with the financial institutions regarding the established caps on our obligation, which is also our best estimate of future pay-outs we will make under these guarantees.

12.   Derivative Liability

        As a result of the Equity Recap executed on September 24, 2003, we no longer have contingently issuable warrants and all issued warrants are classified as permanent equity. Consequently, we no longer have a warrant derivative liability at December 30, 2003.

        The following tables indicates the value of embedded derivatives related to our debt and equity instruments as of December 30, 2003 and December 31, 2002 and the cumulative impact of changes in the derivative liability within the statement of operations for the years ended December 30, 2003, December 31, 2002, and January 1, 2002:

	December 30, 2003	For the Year Ended December 30, 2003
Instrument	Value of Embedded Derivative Liability	Cumulative Change in Fair Value of Derivatives
	(amounts in thousands)
Series F preferred stock	$—	$(52)
Greenlight obligation	—	636
Bridge Loan	—	502
$140 Million Facility	—	(93)

Total	$—	$993

	December 30, 2002	For the Year Ended December 30, 2002
Instrument	Value of Embedded Derivative Liability	Cumulative Change in Fair Value of Derivatives
	(amounts in thousands)
Series F preferred stock	$266	$(677)
Greenlight obligation	1,599	1,544
Bridge Loan	502	643
$140 Million Facility	480	(1,277)

Total	$2,847	$233

For the Year Ended January 1, 2002
Instrument	Cumulative Change in Fair Value of Derivatives
(amounts in thousands)
Series F preferred stock	$41,654
Greenlight obligation	11,374
Bridge Loan	4,220
$140 Million Facility	432

Total	$57,680

        The amounts listed in the above table are affected by the market price of the underlying common stock and other factors described in Note 1—Derivative Instruments. As of December 31, 2000, the closing price of the common stock was $1.125, which price had decreased to $0.26 by January 1, 2002 and was $0.09 on December 31, 2002. Additionally, as disclosed in Notes 6 and 9, significant issuances of warrants (previously contingently-issuable) under the $140 Million Facility and Series F agreements occurred during the year ended December 31, 2002. As a result of applying the classification methodology described in Note 1—Derivative Instruments, the fair value of the issued warrants was reclassified to permanent equity, as denoted on the consolidated statement of changes in stockholders' equity for the years ended December 30, 2003 and December 31, 2002.

13.   Assets Held for Resale

        In prior years, assets held for resale included company-owned stores that we intended to sell to our franchisees within the next fiscal year. We evaluated the realization of the carrying amount of such assets based on the estimated fair value of such assets, which is determined based on the stores' estimated selling price, less costs to sell. In 2001, we recorded an impairment charge of approximately $3.3 million in accordance with Statement of Financial Accounting Standards No. 121. ("SFAS 121") as a result of our continued inability to sell the stores, and a shift in brand focus given the Einstein Acquisition (Note 3). During 2001, we sold four stores in New York, and closed ten locations classified as assets held for resale. During 2002, we sold seven stores for an aggregate sales price of $1.4 million, and closed 15 stores classified as assets held for resale.

14.   Reorganization and Integration

        During the quarter ended October 1, 2002, we implemented a plan to shut down our dough manufacturing facilities on the East Coast. During the quarter ended December 31, 2002, we implemented a plan to terminate the lease obligation for the Eatontown location. We vacated the Eatontown location in the last week of 2002. When initiated, the restructuring plans were expected to take approximately one year to complete, subject to our ability to sublease the Eatontown facility. In the fourth quarter of fiscal 2003, we became aware that the Eatontown facility was in the process of being sold and that the landlord had engaged a valuation expert to determine the total cost associated with our vacating the facility. Based upon the results of this study, we adjusted our initial charge to our estimate of the ultimate liability on the Eatontown facility. We ultimately recorded a $4.8 million charge associated with all these restructuring plans in 2002. Approximately $2.2 million of this charge represented a write-off of equipment and leasehold improvements that were either abandoned or deemed unusable by us.

        The following table presents the activity and balances of the 2002 restructuring accrual for fiscal 2003:

Category	Balance as of December 31, 2002	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of December 30, 2003
	(amounts in thousands)
Facility consolidation costs	$1,447	$(160)	$2,413	$—	$3,700
Severance costs	125	(90)	—	(35)	—
Contract termination and other	132	(68)	—	(33)	31

Total	$1,704	$(318)	$2,413	$(68)	$3,731

        The following table displays the activity and balances of the 2002 restructuring accrual account for fiscal 2002:

Category	Initial Accrual	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of December 31, 2002
	(amounts in thousands)
Facility consolidation costs	$1,447	$—	$—	$—	$1,447
Severance costs	787	(662)	—	—	125
Contract termination and other	300	(168)	—	—	132

Total	$2,534	$(830)	$—	$—	$1,704

        During the quarter ended July 3, 2001, we implemented a plan to consolidate our two dough manufacturing facilities on the West Coast, eliminate duplicative labor lines of assembly, and terminate certain lease obligations inclusive of several restaurant and other locations. We recorded a $4.4 million charge associated with this restructuring plan. Approximately $1.0 million of this charge represented a write-off of equipment and leasehold improvements that were either abandoned or deemed unusable by us. As of December 30, 2003, we anticipate the remaining lease liabilities to expire on or before October of 2006.

        The following tables display the 2003, 2002, 2001 activity and balances of the 2001 restructuring accrual account:

Category	Balance as of December 31, 2002	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of December 30, 2003
	(amounts in thousands)
Facility consolidation costs	$311	$(266)	$—	$(32)	$13
Severance costs	7	—	—	(7)	—
Contract termination and other	7	(14)	7	—	—
Store lease termination	739	(229)	—	(181)	329

Total	$1,064	$(509)	$7	$(220)	$342

Category	Balance as of January 1, 2002	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of December 31, 2002
	(amounts in thousands)
Facility consolidation costs	$379	$(68)	$—	$—	$311
Severance costs	151	(229)	85	—	7
Contract termination and other	58	(94)	43	—	7
Store lease termination	2,348	(907)	445	(1,147)	739

Total	$2,936	$(1,298)	$573	$(1,147)	$1,064

Category	Initial 2001 Accrual	Application of costs against accrual	Underaccrual Additional Expense	Overaccrual Expense Reduction	Balance as of January 1, 2002
	(amounts in thousands)
Facility consolidation costs	$379	$—	$—	$—	$379
Severance costs	151	—	—	—	151
Contract termination and other	233	(204)	42	(13)	58
Store lease termination	2,629	(293)	12	—	2,348

Total	$3,392	$(497)	$54	$(13)	$2,936

15.   Commitments and Contingencies

Operating Leases

        We lease office and retail space under various non-cancelable operating leases. Property leases normally require payment of a minimum annual rental plus a pro rata share of certain landlord operating expenses. As of December 30, 2003, approximate future minimum rental payments under non-cancelable operating leases for the next five years and the period thereafter were as follows:

Year	December 30, 2003
(amounts in thousands)
2004	$28,981
2005	25,943
2006	19,564
2007	10,018
2008	3,303
2009 and thereafter	6,397

Total minimum lease payments	94,206
Less: sub-lease income	(4,013)

$90,193

        Rent expense under operating leases was approximately $31,309,000, $30,641,000 and $18,022,000 for the years ended December 30, 2003, December 31, 2002 and January 1, 2002 respectively.

Capital Leases

        We have capital leases for computer equipment used in our stores and offices. As of December 30, 2003, the remaining payments under such capital leases were as follows:

Year	December 30, 2003
(amounts in thousands
2004	$180
2005	29

Total minimum lease payments	$209

401(k) Plan

        We assumed ENBC Employee Savings Plan (401(k) plan) in connection with the purchase of Einstein on June 19, 2001. All employees of ENBC, excluding officers, are eligible to participate in the plan if they meet certain compensation and eligibility requirements. The 401(k) plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We have accrued a match of 25% of the participants' elective contribution for 2003. Our contribution expense in 2003, 2002 and 2001 was $203,000, $298,000 and $102,000, respectively. Our contributions vest at the rate of 100% after three years of service.

Health Insurance Plan

        We are self-insured for medical and workers' compensation under a stop loss arrangement. The self-insurance liability related to workers' compensation is determined actuarially based on claims filed. The self-insurance liability related to medical claims includes an estimate for claims incurred but not yet reported based on the time lag between when a claim is incurred and when the claim is paid by us. The amounts related to these claims are included as a component of accrued expenses. While the ultimate amount of claims incurred is dependent on future developments, in our opinion, the reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded from ultimate claims payments will be reflected in operations in the period in which such adjustments are known.

Fixed Fee Distribution Agreement

        Through December of 2002, we maintained a fixed fee distribution agreement with a national distribution company (distributor) whereby the distributor supplied substantially all products for resale in our company-operated restaurant locations. In addition, we maintained a separate fixed fee distribution agreement with the distributor for delivery of certain proprietary products to our franchised locations. Effective February 20, 2002, we entered into Mutual Termination Agreements (Agreement) with the distributor which provided for the termination of each of the fixed fee distribution agreements effective August 2, 2002. Pursuant to the restated agreement, the distributor was required to provide distribution services to all locations through August 2, 2002, which date was extended until December 2002. As a part of the agreement, we were required to pay the distributor $12,000,000, representing a portion of the unamortized $5,000,000 investment made by the distributor at the inception of the original agreement and a reduced amount of outstanding trade payables and other previously accrued charges. We recorded a reduction to general and administrative expense of

$2,750,000 in 2002 as the carrying amount of the associated liabilities exceeded the payments made under this agreement by such amount.

        As of November 2002, we had replaced the national distributor with six regional custom distributors to our company-operated and franchised locations.

Purchase Commitments

        We have obligations with certain of our major suppliers of raw materials (primarily frozen bagel dough) for minimum purchases both in terms of quantity and pricing on an annual basis. The total of these future purchase obligations on December 30, 2003 was approximately $14.2 million. Furthermore, from time to time, we will commit to the purchase price of certain commodities that are related to the ingredients used for the production of our bagels. On a periodic basis, we review the relationship of these purchase commitments to our business plan, general market trends and our assumptions in our operating plans. If these commitments are deemed to be in excess of the market, we will charge off the costs in excess of the market in the period they are incurred. Furthermore, if the minimum purchase commitment requirements are deemed in excess of our forecasted purchases, we will charge off the excess purchase commitment as an increase in cost of sales, in the period the difference is determined.

Legal Proceedings

        We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees, licensees, and employees or former employees. We do not believe that an adverse outcome in any currently pending or threatened matter, other than described below, would have a material adverse effect on our business, results of operations or financial condition.

        On August 7, 2003, we received a subpoena for documents from the Office of the Attorney General of the State of New York ("NYAG"). The subpoena primarily requests information relating to whether a net worth exemption from franchise registration, which was granted to New World in April 2000 pursuant to the New York Franchise Act, Article 33 of New York's General Business Law, remains in force. On November 25, 2003, the NYAG made a supplemental document request. We have completed the initial document production and are responding to the supplemental request. We are cooperating with the NYAG requests under the subpoena, and our discussions with the NYAG are ongoing. The NYAG has indicated that it will not process the current UFOC registration until this issue is resolved. Given our current business plans, we do not anticipate that this will have a material effect on us.

        On March 18, 2003, Industrial Way, LLC, owner of premises leased by Manhattan in Eatontown, NJ, filed a lawsuit against us and Manhattan in the Superior Court of New Jersey, Law Division, Monmouth County. In its amended complaint dated May 5, 2003, the plaintiff alleges causes of action for wrongful conversion of personal property (consisting of fixtures and equipment), damage to leasehold property, and breach of the lease. The landlord seeks to recover compensatory damages in an unspecified amount, which damages purportedly include amounts relating to outstanding rents, acceleration of rent through the balance of the term, interest on outstanding payments due, costs to repair physical damage to the premises, expenses incurred in reletting the property, court costs and attorneys' fees. Plaintiff has also raised an alternative theory of damages based on diminution in value of the building of which the premises are a part. We have answered the amended complaint and counterclaimed. We have engaged an expert to appraise the landlord's claims and its expert's evaluations.

        On June 4, 2003, Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against us and Anthony D. Wedo, our former Chairman and Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages. In this action, Mr. Kamfar alleges that we breached confidentiality and non-disparagement provisions in his separation agreement with us by disclosing certain financial and other terms contained therein. We have answered and asserted affirmative defenses, and counterclaims against Mr. Kamfar, including claims for breach of fiduciary duty, fraud, and breach of contract. Mr. Kamfar answered those counterclaims on October 27, 2003.

        On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer, Secretary, and one of our stockholders, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of our board of directors. The complaint claims breach of plaintiff's employment contract, breach of our fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff "for cause" was invalid. We have answered and filed counterclaims against Mr. Novack and filed a motion to dismiss certain claims. In January 20, 2004, the court granted our motion to dismiss the breach of fiduciary duty claim.

        On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a putative class action against Einstein and Noah Corp. ("ENC") in the Superior Court for the State of California, County of San Francisco. The plaintiffs allege that ENC failed to pay overtime wages to managers and assistant managers of its California stores, whom it is alleged were improperly designated as exempt employees in violation of California wage and hour laws and Business Profession Code Section 17200. After several procedural matters, including the dismissal of claims against Paul J.B. Murphy, III, our Acting Chairman and Chief Executive Officer, we have answered and discovery is continuing on the class certification issues.

        We have been notified that the Department of Justice intends to sue us, Richard Windisch, and Jerold E. Novack (our former Chief Financial Officer) on our guarantees of an SBA loan to 723 Food Corp., Mr. Windisch's operating company, a former franchisee. The outstanding balance on the loan is approximately $162,000.

        On April 3, 2002, we were notified by the Securities and Exchange Commission that the Commission is conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing the Form 10-K for 2001. We have cooperated fully with the investigation as well as with a Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. We are fulfilling our obligations as required by applicable law and our By-Laws. We have no knowledge of any activity with regard to the Securities and Exchange Commission investigation, or the Department of Justice inquiry for more than six months.

        On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association (American Arbitration Association, New York, New York, Case No. 13-114-237-00) against us alleging fraudulent inducement and violations of New York General Business Law Article 33. The franchisee seeks damages of $750,000. We dispute the franchisee claims and are seeking amounts owed under the franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000. An arbitrator has been selected and document exchange is complete. No hearing date has been scheduled.

        On October 28, 2002, Sansim Patel, Inc., a subfranchisee of Manhattan, filed suit against Manhattan, the master franchisee, and others in Orange County (Orlando, Florida). The plaintiff alleges claims of civil conspiracy and unjust enrichment against Manhattan and seeks rescission of its franchise agreement with Manhattan. The plaintiff also seeks damages in an unspecified amount. In December 2002, we filed a motion to dismiss all of the claims asserted against us by the plaintiff, based in part on a general release the plaintiff had previously executed in favor of Manhattan. That motion remains pending with the Court.

        In July 2002, the New Jersey Division of Taxation entered judgment in the amount of $5,744,902, plus costs, against Manhattan Bagel Construction Company, a wholly owned subsidiary of Manhattan. This judgment represents amounts for corporate income taxes for the period from 1996 to 2000, and sales and use taxes for the period from 1995 to 1997. At that same time, the Division of Taxation provided Manhattan Bagel Construction Company with a Notice and Demand for Payment of Tax in the additional amount of $130,200, for corporate income taxes and sales and use taxes for the period from October 2001 through June 2002. Manhattan Bagel Construction Company ceased operations in or about early 1997 and has existed since that time only as a non-operating entity with no assets. With regard to taxes imposed for the period prior to early 1997, we believe that those amounts are barred from being asserted against Manhattan because they were not asserted in Manhattan's November 1997 bankruptcy proceeding.

        We cannot predict the outcome of the matters discussed above. There can be no assurance that we will not be subject to regulatory sanctions or that civil penalties or monetary damage or other relief will not be awarded against us.

16.   Related Party Transactions

        Several of our stockholders or former stockholders, including BET, Brookwood, Halpern Denny, Greenlight Capital, L.L.C. and certain of their affiliates (BET, Brookwood, Halpern Denny, and Greenlight, respectively), have also been involved in our financings, refinancings and have purchased our debt and equity securities. We have summarized below financial transactions involving these investors, including the issuance of the $160 Million Facility in July 2003 and the Equity Recap (See Note 1 - 2003 Debt Refinancing and Equity Recapitalization) completed in September 2003.

        Leonard Tannenbaum, a director, is the Managing Director of MYFM Capital LLC and a limited partner and 10% owner in BET. His father-in-law is Bruce Toll, an affiliate of BET. Josh Clark, a director, was until March 2004, employed by Greenlight. Greenlight owns approximately 92% of our fully diluted common stock.

        Eve Trkla, a director of our company until August 16, 2003, is the Chief Financial Officer of Brookwood Financial Partners, L.P., a former affiliate of Brookwood. Ms. Trkla was designated by Brookwood as a director to serve for the period specified in the Stockholders Agreement (which was terminated as a result of the Equity Recap).

        On January 22, 2001, we consummated a sale of 20,000 shares of our authorized but unissued Series F preferred stock to Halpern Denny in exchange for the sum of $20.0 million. At such time we entered into a Series F Preferred Stock and Warrant Purchase Agreement with Halpern Denny. Pursuant to the Series F Preferred Stock and Warrant Agreement, Halpern Denny was paid a transaction fee of $500,000. William Nimmo, a director of the Company until June 6, 2003, is a partner in Halpern, Denny and Co., an affiliate of Halpern Denny. Mr. Nimmo was designated by Halpern Denny as a director of our company. In connection with the Series F Preferred Stock and Warrant Purchase Agreement, we issued Halpern Denny a warrant to purchase 140,925 shares of our common stock at an exercise price of $0.60 per share.

        BET and Brookwood had invested the sum of $15.0 million for substantially the same purpose as that contemplated by the Series F Purchase Agreement, which investment was made in August 2000, and BET and Brookwood were then holding Series D preferred stock, which had a right to approve the creation of the Series F preferred stock. Therefore, we considered it appropriate to restructure the investment documents relating to the August 2000 investment by BET and Brookwood. Accordingly, we, BET and Brookwood entered into an Exchange Agreement on January 22, 2001, whereby we exchanged all of our outstanding Series D preferred stock, including accrued but unpaid dividends (all of which were retired), for a total of 16,398.33 shares of Series F preferred stock. BET and Brookwood also exchanged the warrants received by them in August 2000 for warrants to purchase an aggregate of 108,406 shares of our common stock. On May 30, 2001, we issued 415 shares of common stock to Mr. Tannenbaum in connection with the exchange of all of the outstanding shares of Series D preferred stock for shares of Series F preferred stock. In connection with the January 2001 Series F preferred stock financing, Bruce Toll, an affiliate of BET, was issued 3,322 shares of common stock.

        On March 29, 2001, we consummated a sale of 5,000 additional shares of our Series F preferred stock to Halpern Denny in exchange for the sum of $5 million. Pursuant to the terms of the Second Series F Preferred Stock and Warrant Purchase Agreement (the "Second Purchase Agreement") with Halpern Denny, we also sold Halpern Denny warrants to purchase 35,231 shares of our common stock at a price per share of $0.60 (subject to adjustment as provided in the form of warrant). Pursuant to the Second Purchase Agreement, Halpern Denny was paid a transaction fee of $200,000.

        In connection with the Einstein Acquisition, on June 7 and June 19, 2001, Halpern Denny purchased an additional 7,500 shares of Series F preferred stock for the sum of $7.5 million and warrants to purchase 49,193 shares of our common stock at a price per share of $0.60 (subject to adjustment as provided in the form of warrant) pursuant to the Series F Preferred Stock Purchase Agreement. In addition, on June 19, 2001, Greenlight Capital and certain of its affiliates purchased 12,500 shares of Series F preferred stock and warrants to purchase 175,688 shares of our common stock at a price per share of $0.60 (subject to adjustment as provided in the form of warrant) pursuant to the Third Series F Preferred Stock and Warrant Purchase Agreement (the "Third Purchase Agreement"). Pursuant to the Third Purchase Agreement, Halpern Denny was paid a transaction fee of $250,000 and Greenlight Capital was paid a transaction fee of $417,000.

        Commencing in 2002, the holders of the Series F preferred stock became entitled to receive additional warrants. See Note 9—Mandatorily Redeemable Series F Preferred Stock.

        On January 17, 2001, we entered into a Bond Purchase Agreement with Greenlight Capital. Pursuant to the agreement, Greenlight formed a limited liability company, GNW, and contributed $10.0 million to GNW to purchase Einstein bonds. We were the exclusive manager of GNW. The agreement provided Greenlight with a secure interest in GNW and a right to receive the return of its original contribution plus a guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and by an additional 2% each six months thereafter (the "Guaranteed Return"). In connection with the agreement, we issued Greenlight warrants to purchase an aggregate of 70,462 shares of our common stock at $0.60 per share. On June 19, 2001, GNW, Greenlight and we entered into a letter agreement, pursuant to which, among other things, Greenlight consented to the pledge of the Einstein bonds owned by GNW to secure the EnbcDeb Notes. We were required to apply all proceeds received with respect to the Einstein bonds to repay the EnbcDeb Notes. To the extent that there were any excess proceeds, we were required to pay them to Greenlight. If Greenlight did not receive a return equal to its Guaranteed Return, we were obligated to issue Greenlight Series F with a face amount equal to the deficiency and warrant coverage equal to 1.125% of our fully diluted common stock for each $1.0 million of deficiency. Except for the warrants, these items were retired as part of the Debt Refinancing and Equity Recap.

        BET, Brookwood, Halpern Denny, Greenlight, Special Situations and we entered into a Stockholders Agreement, which was terminated upon the Equity Recap, and which related principally to the composition of our board of directors.

        On May 30, 2002, we entered into a Loan and Security Agreement with BET, which provided for a $7.5 million revolving loan facility at 11% interest. The facility was secured by substantially all of our assets. In connection with obtaining the facility, we paid MYFM Capital LLC a fee of $75,000. As of December 31, 2002, $6.0 million of the revolving credit facility was outstanding. The facility was to expire on March 31, 2003. In February 2003, BET and we executed an amendment to the facility to extend the maturity of the facility to June 1, 2003. From February 1, 2003 to June 1, 2003, the interest rate was 13% per annum. BET and MYFM Capital LLC received an extension fee of $187,500 in connection with the amendment, payable at maturity, and an additional $112,500 because the facility was not paid in full by June 2, 2003. After June 1, 2003, the interest rate for borrowings under the facility was 15% per annum, and MYFM Capital LLC received a $25,000 fee for entering into a standstill agreement with us. The facility was repaid with the proceeds of issuance of the $160 Million Facility in July 2003, and BET received $3,000 for reimbursement of legal fees and expenses.

        In July 2003, Greenlight purchased all of the outstanding EnbcDeb Notes from Jefferies. Upon consummation of the Equity Recap, we issued 4,337.481 shares of Series F to Greenlight in full payment of the outstanding Bridge Loan. The shares of Series F were converted into common stock in the Equity Recap.

        On June 25, 2003, Halpern Denny, Greenlight and we entered into the Equity Recap pursuant to which the parties agreed to a recapitalization of our equity structure. Pursuant to the Equity Recap, we reimbursed Greenlight and Halpern Denny for legal fees and disbursements incurred in connection with their investment in us and the Equity Restructuring in the respective amounts of $226,000 and $125,000.

        Greenlight purchased $35.0 million and BET purchased $7.5 million of our $160 Million Facility.

        On December 8, 2003, we entered into a consulting agreement with Ms. Jill B. W. Sisson to provide legal, consulting and advisory services to us and to serve as General Counsel and Secretary. Pursuant to the Agreement, Ms. Sisson is paid $15,833 per month and, on December 19, 2003, was granted options to purchase 75,000 shares of common stock pursuant to the 2003 Plan subject to stockholder approval of such a plan at the 2004 annual meeting. The options vest in part, upon length of service and in part, upon the achievement of specified financial goals by us. In addition, Ms. Sisson is eligible to receive annual additional premium compensation based upon our performance and personal performance. Ms. Sisson will also be reimbursed for reasonable and necessary out-of-pocket expenses. The agreement provides for non-solicitation of our employees for a year after termination of the agreement, and can be terminated by either party upon 30 days notice.

17.   Selected Quarterly Financial Data (unaudited)

        The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data)

	April 2, 2003	July 2, 2003	September 30, 2003	December 30, 2003
Revenues	$95,211	$97,749	$93,227	$97,119
Income (loss) from operations(1)	(243)	(2,414)	(2,177)	(6,968)
Net loss(2)	(7,742)	(13,115)	(34,174)	(12,677)
Net loss available to common stockholders(3)	(12,344)	(22,936)	(34,174)	(12,677)
Basic and Diluted loss per share	$(8.10)	$(14.28)	$(13.55)	$(1.29)
	April 2, 2002	July 2, 2002	October 1, 2002	December 31, 2002
Revenues	$97,647	$101,578	$98,697	$100,728
Income (loss) from operations(1)	(1,506)	2,512	(5,803)	4,481
Net income (loss)(2)	(27,420)	(84)	(9,538)	(3,431)
Net loss available to common stockholders(3)	(34,132)	(6,901)	(16,464)	(10,570)
Basic and Diluted earnings (loss) per share(4)	$(29.20)	$(5.66)	$(11.47)	$(7.38)

        We present our quarterly results on a 13-week basis ending the last Tuesday of each quarter.

1)
The loss from operations includes charges for integration and restructuring in the amounts of ($0.2) million and $2.3 million for the respective quarters ended September 30, 2003 and December 30, 2003 and amounts of $0.1 million, ($0.7) million, $3.3 million and $1.4 million for the respective quarters ended April 2, 2002, July 2, 2002, October 1, 2002 and December 31, 2002. These charges for integration and restructuring are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The quarter ended December 30, 2003 includes an Impairment charge of $5.3 million, which is further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)
The net loss includes the following items that are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations:

•
Cumulative change in fair value of derivatives for the respective 2003 quarters ended April 1, July 1 and September 30 of $0.7 million, ($0.7) million and $1.1 million and for the respective 2002 quarters ended April 2, July 2, and October 1 of ($13.6) million, $9.8 million and $4.1 million;

•
Gain on investment in debt securities for the respective quarters ended December 30, 2003 and December 31, 2002 of $0.4 million and $2.5 million; and,

•
Loss on exchange of Series F Preferred Stock due to Equity Recap of $23.0 million for the quarter ended September 30, 2003.

(3)
The Net loss available to common stockholders includes dividends and accretion on Preferred Stock for the respective 2003 quarters' ended April 1 and July 1 of $4.6 million and $9.8 million and for the respective 2002 quarters' ended April 2, July 2, October 1, and December 31 of $6.7 million, $6.8 million, $6.9 million and $7.2 million. In connection with the Equity Recap, the

  Series F and its related dividends and accretion, have been recapitalized and, as of the quarter ended September 30, 2003, we are no longer incurring these items.

(4)
The sum of basic and diluted earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.

Schedule II—Valuation of Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(amounts in thousands)
For the fiscal year ended January 1, 2002:
Allowance for doubtful accounts	$3,462	$1,775	$1,140	$4,097
Restructuring reserve	—	$3,446	$510	$2,936
Valuation allowance for deferred taxes	$17,396	$13,042	—	$30,438
For the fiscal year ended December 31, 2002:
Allowance for doubtful accounts	$4,097	$639	$125	$4,611
Restructuring reserve	$2,936	$3,107	$3,275	$2,768
Valuation allowance for deferred taxes	$30,438	$15,941	—	$46,379
For the fiscal year ended December 30, 2003:
Allowance for doubtful accounts	$4,611	$1,815	$3,116	$3,310
Restructuring reserve	$2,768	$2,420	$1,115	$4,073
Valuation allowance for deferred taxes	$46,379	$12,990	—	$59,369