Form 10-Q
period 2004-03-30
NEW WORLD RESTAURANT GROUP INC
filed 2004-05-10
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2004

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

As of May 10, 2004, 9,842,385 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

March 30, 2004

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 30, 2004 AND DECEMBER 30, 2003

(in thousands, except share information)

	March 30, 2004	December 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,039	$9,575
Restricted cash	1,961	1,815
Franchise and other receivables, net of allowance	5,570	5,842
Inventories	4,572	4,831
Prepaid expenses and other current assets	3,064	2,650
Total current assets	17,206	24,713

Restricted cash long-term	3,037	3,036
Property, plant and equipment, net	66,879	67,800
Trademarks and other intangibles, net	83,474	85,431
Goodwill	4,875	4,875
Debt issuance costs and other assets	8,712	9,170
Total assets	$184,183	$195,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,051	$8,189
Accrued expenses	30,987	37,871
Short term debt and current portion of long-term debt	1,105	2,105
Current portion of obligations under capital leases	104	180
Total current liabilities	40,247	48,345

Senior notes and other long-term debt	161,120	161,120
Obligations under capital leases	29	29
Other liabilities	10,209	10,397
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	268,605	276,891

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,841,828 shares issued and outstanding	10	10
Additional paid-in capital	175,585	175,585
Accumulated deficit	(260,017)	(257,461)
Total stockholders’ deficit	(84,422)	(81,866)
Total liabilities and stockholders’ deficit	$184,183	$195,025

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2004 AND APRIL 1, 2003

(UNAUDITED)

(in thousands, except earnings per share and related share information)

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003
Revenues:
Retail sales	$84,623	$88,449
Manufacturing revenues	5,413	5,424
Franchise and license related revenues	1,160	1,338

Total revenues	91,196	95,211

Cost of sales:
Retail costs	70,087	72,954
Manufacturing costs	4,578	5,041

Total cost of sales	74,665	77,995

Gross profit	16,531	17,216
Gross profit percentage	18.1%	18.1%

General and administrative expenses	8,818	10,254
Depreciation and amortization	5,238	7,205
Adjustment of integration and reorganization cost	(760)	—

Income (loss) from operations	3,235	(243)

Interest expense, net	(5,799)	(8,295)
Cumulative change in the fair value of derivatives	—	657
Other income	63	249

Loss before income taxes	(2,501)	(7,632)

Provision for state income taxes	(55)	(110)

Net loss	(2,556)	(7,742)
Dividends and accretion on Preferred Stock	—	(4,602)

Net loss available to common stockholders	$(2,556)	$(12,344)

Net loss per common share – Basic and Diluted	$(0.26)	$(8.10)

Weighted average number of common shares outstanding:
Basic and Diluted	9,841,828	1,523,152

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2004 AND APRIL 1, 2003

(UNAUDITED)

(in thousands)

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,556)	$(7,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,238	7,205
Adjustments of integration and reorganization costs	(760)	—
Cumulative change in fair value of derivatives	—	(657)
Amortization of debt issuance and debt discount costs	462	574
Notes issued as paid in kind for interest on Bridge Loan	—	227
Greenlight interest	—	517
Changes in operating assets and liabilities:
Franchise and other receivables	272	(405)
Accounts payable and accrued expenses	(6,262)	2,273
Other assets and liabilities	(570)	(5,409)

Net cash used in operating activities	(4,176)	(3,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,360)	(2,080)

Net cash used in investing activities	(2,360)	(2,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of line of credit, net	(1,000)	1,050

Net cash provided by (used in) financing activities	(1,000)	1,050

Net decrease in cash	(7,536)	(4,447)
Cash and cash equivalents, beginning of period	9,575	10,705

Cash and cash equivalents, end of period	$2,039	$6,258

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,130	$6,967

Cash paid for income taxes	$98	$110

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Thirteen week period ended March 30, 2004 and April 1, 2003

1.              Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”), New World Coffee, and Willoughby’s Coffee and Tea (“Willoughby’s”). Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of March 30, 2004 and December 30, 2003 and for the thirteen weeks ended March 30, 2004 and April 1, 2003 have been prepared without audit (except for the balance sheet information as of December 30, 2003, which is derived from our audited financial statements). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 30, 2003. We believe that the disclosures are sufficient for interim financial reporting purposes.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

2.              Goodwill, Trademarks and Other Intangibles

Statement of Financial Accounting Standards (SFAS) No. 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess goodwill impairment requires that we first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities will determine the current implied fair value of the unit’s goodwill. The impairment tests relating to goodwill and trademarks are performed as of year-end, unless events and circumstances indicate otherwise. We have determined that no impairment indicators were present during the thirteen weeks ended March 30, 2004, and accordingly no interim tests for impairment of goodwill, trademarks or amortizing intangibles were performed.

Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company, Inc.

Trademarks and other intangibles consists of the following (in thousands of dollars):

	March 30, 2004	December 30, 2003
Amortizing intangibles (5 year lives):
Trade secrets	$5,385	$5,385
Patents-manufacturing process	33,741	33,741
	39,126	39,126
Less accumulated amortization	(21,520)	(19,563)
Total amortizing intangibles, net	$17,606	$19,563

Non-amortizing intangibles:
Trademarks	65,868	65,868
Total trademarks and other intangibles, net	$83,474	$85,431

3.              Debt

Debt consists of the following (in thousands of dollars):

	March 30, 2004	December 30, 2003

$160 Million Facility (a)	$160,000	$160,000
AmSouth Revolver (b)	—	1,000
Chesapeake Bagel Bakery Note Payable (c)	825	825
New Jersey Economic Development Authority Note Payable (d)	1,400	1,400
	162,225	163,225
Less current portion of debt	(1,105)	(2,105)
Long-term debt	$161,120	$161,120

(a)     $160 Million Facility

On July 8, 2003, we issued $160 million of 13% senior secured notes maturing on July 1, 2008 (“$160 Million Facility”) in a private placement.

The $160 Million Facility is guaranteed, fully and unconditionally, jointly and severally, by us and all present and future subsidiaries of ours and is collateralized by substantially all of our assets in which we have an interest. Pursuant to an Intercreditor Agreement, the $160 Million Facility is subordinate to the AmSouth Revolver as described below.

The $160 Million Facility contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of March 30, 2004, we were in compliance with all our financial and operating covenants.

Interest payments under the $160 Million Facility are payable in arrears at the rate of 13% per year on July 1 and January 1, commencing January 1, 2004. The notes are redeemable, at our option, in whole or in part at any time after July 1, 2004 at the following redemption prices (as expressed in percentages of the principal amount):

Year	Percentage
2004	104.0%
2005	103.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%

Debt issuance costs are capitalized and amortized using the effective interest method over the term of the $160 Million Facility.

(b)     AmSouth Revolver

Also on July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank (“AmSouth Revolver”). The AmSouth Revolver has been subsequently amended to make technical corrections, clarify ambiguous terms and provide for increased limits with respect to letters of credit.

The AmSouth Revolver is collateralized by substantially all of our assets in which we have an interest and is senior to the $160 Million Facility pursuant to an Intercreditor Agreement.

The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10.0 million. This debt also contains usual and customary default provisions. As of March 30, 2004, we are in compliance with all of our financial and operating covenants.

Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively. As of March 30, 2004, the interest rate under the AmSouth Revolver was 5.0%.

We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At March 30, 2004, we had a $3.9 million letter of credit outstanding. The letter of credit expires on February 1, 2005, is automatically renewable for one additional year and is payable upon demand in the event that we fail to pay certain insurance claims. Our availability under the AmSouth Revolver was $11.1 million at March 30, 2004.

Debt issuance costs are capitalized and amortized using the effective interest method over the term of the AmSouth Revolver.

(c)     Chesapeake Bagel Bakery Note Payable

As a part of the acquisition of the assets of Chesapeake Bagel Bakery, we entered into a note payable to the seller. The note provides for quarterly payments of interest only at 10%. The note is due in full on August 31, 2004 and is secured by the assets of Chesapeake Bagel Bakery.

(d)     New Jersey Economic Development Authority Note Payable

In December 1998, Manhattan Bagel Company, Inc. entered into a note payable in the principal amount of $2,800,000 with the New Jersey Economic Development Authority (“NJEDA”) at an interest rate of 9% per annum. Principal is paid annually and interest is paid quarterly. The note matures on December 1, 2008 and is secured by the assets of Manhattan Bagel Company, Inc.

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the March 30, 2004 and December 30, 2003 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds. The escrow has a maturity date of December 1, 2008.

4.              Net Loss Per Common Share

We compute basic net loss per common share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding (which includes shares contingently issuable for little or no consideration) during the period. During the thirteen weeks ended April 1, 2003, there were 847,413 shares contingently issuable included in the weighted average number of shares of common stock outstanding.

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003

Weighted average shares outstanding	9,841,828	1,523,152

Net loss available to common stockholders (in thousands of dollars)	$(2,556)	$(12,344)

Basic and diluted net loss per share	$(0.26)	$(8.10)

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,877,679	102,214

5.              Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our fixed award stock options. As such, compensation expense is recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. Statements of Financial Accounting Standards (SFAS) Nos. 123 and 148, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 148, we elected to continue to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 148.

Had compensation cost been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003

Net loss available to common stockholders, as reported	$(2,556)	$(12,344)
Add: stock based compensation included in net loss	—	—
Deduct: stock based compensation determined under the fair value method	(239)	(45)
Pro forma net loss available to common stockholders	$(2,795)	$(12,389)

Basic and diluted loss per common share:
As reported	$(0.26)	$(8.10)
Pro forma	$(0.28)	$(8.13)

Compensation cost of options granted for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen weeks ended:
	March 30, 2004		April 1, 2003
Expected life of options from date of grant	4.0	years	4.0	years
Risk-free interest rate	3.0%		3.0%
Volatility	100.0%		100.0%
Assumed dividend yield	0.0%		0.0%

6.              Litigation, Commitments and Contingencies

Guarantees

In the past, we would sometimes guarantee leases for the benefit of certain of our franchisees. The lease guarantees extend through 2008. Under the guarantees, we may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. The guarantees do not provide for any limitation to our maximum exposure, however, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. As of March 30, 2004, our maximum exposure under these contingent liabilities was approximately $2.1 million.

Employment Related

On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a putative class action against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco. The plaintiffs allege that ENC failed to pay overtime wages to managers and assistant managers of its California stores who were improperly designated as exempt employees in violation of California wage and hour laws and Business Profession Code Section 17200. During April 2004, we reached an agreement in principle for the settlement of litigation with the plaintiffs, subject to court approval. Amounts representing our estimate to settle this litigation were previously recorded during the quarter ended December 30, 2003.

On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer and Secretary, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of our board of directors.  The complaint purports to state claims for breach of plaintiff’s employment contract, breach of Messrs. Wedo and Nimmo’s fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff “for cause” was invalid.  We have answered and filed counterclaims against Mr. Novack and on January 20, 2004, the Court granted the Company’s motion to dismiss the breach of fiduciary duty claims. Discovery is to be completed by May 25, 2004. At this time, it is not possible to reasonably estimate the possible loss or range of loss, if any.

On June 4, 2003, R. Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against us and Anthony D. Wedo, our former Chairman and Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages. We believe that the claims of Mr. Kamfar are without merit. We have answered and filed counterclaims against Mr. Kamfar, including claims for breach of fiduciary duty, fraud, and breach of contract.  Discovery is to be completed by June 27, 2004. . At this time, it is not possible to reasonably estimate the possible loss or range of loss, if any.

Real Estate and Leasing

On March 18, 2003, Industrial Way, LLC, owner of premises leased by Manhattan in Eatontown, NJ, filed a lawsuit against us and Manhattan in the Superior Court of New Jersey for wrongful conversion of personal property (consisting of fixtures and equipment), damage to leasehold property, and breach of the lease. During April 2004, we settled this litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted down by $700,000 during the thirteen weeks ended March 30, 2004 as a result of this settlement.

Franchise Issues and Claims

On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association against us alleging fraudulent inducement and violations of New York General Business Law Article 33. The franchisee seeks damages of $750,000. We dispute the franchisee claims and are seeking amounts owed under the franchise agreement and monies owed for goods purchased by the franchisee in the amount of $200,000. An arbitrator has been selected and document exchange is complete. Negotiations to settle have commenced with the franchisee. We do not anticipate settlement of this litigation to have a material adverse effect on our consolidated financial condition or results of operations.

Investigations

On April 3, 2002, the Securities and Exchange Commission notified us that the Commission was conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing our Form 10-K for 2001. We have cooperated fully with the investigation as well as with a Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. We are fulfilling our obligations as required by applicable law and our By-Laws. We have no knowledge of any activity with respect to the Company  relating to the Securities and Exchange Commission investigation, or the Department of Justice inquiry for more than nine months.

On August 7, 2003, supplemented on November 25, 2003 and January 9, 2004, we received a subpoena for documents from the Office of the Attorney General of the State of New York requesting information primarily related to whether our subsidiary, Manhattan Bagel Company, Inc., qualified for a net worth exemption from franchise registration in light of the restatement of the Company’s financial results for 2000 and 2001, the facts and circumstances leading to the resignation of the Company’s former Chief Executive officer and the termination of its former Chief Financial Officer, and issues relating to cost of bagel dough. We have responded to these requests and are awaiting further word from the Attorney General’s Office. The Attorney General’s Office has indicated that the Uniform Franchise Offering Circular (UFOC) application for registration of our Manhattan Bagel brand will be processed and has agreed that Einstein Bros. Bagel licensed stores can be opened under existing licensing agreements with Aramark and Sodexho while the investigation is pending.

Financial Impact of Litigation

We are engaged in various other legal proceedings and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, we believe based upon consultation with legal counsel that there are no other matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability and general liability (collectively, “insurance losses”). To mitigate the potential cost of our exposures for certain of the insurance losses, we make annual decisions to self-fund the risks of loss up to defined maximum per occurrence retentions on a policy-by-policy basis. We then purchase insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention. The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregated loss limits is remote.

We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our liabilities related to the insurance losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by actuaries.

We believe that we have recorded reserves adequate to cover our insurance losses based upon information we have today. Due to the inherent volatility of actuarially determined insurance loss estimates, it is reasonably possible that we could experience changes in estimated losses, which could be material to our consolidated financial position or results of operations.

7.              Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a number of assumptions by us about the future, usually based on current conditions or on the broader expectations of others. These assumptions may or may not prove to be correct and, as a result, our own forward-looking statements may also be inaccurate. On the other hand, based on what we know today and what we expect in the future, we believe that the forward-looking statements we make in this report are reasonable. In most cases, when we use words like “believe,” “expect,” “estimate,” “anticipate,” “project,” “plan,” or “predict” to describe something which has not yet occurred, we are making a forward-looking statement.

We cannot list here all of the risks and uncertainties that could cause our actual future financial and operating results to differ materially from our historical experience and our present expectations or projections but we can identify many of them. These risks and uncertainties include, but are not limited to, the following:

•                  Our ability to achieve our business strategy of revitalizing our concept and menus;

•                  Our ability to open new company-owned or licensed Einstein Bros. locations;

•                  Our ability to satisfy our obligations under our indebtedness;

•                  Changes in the price of our ingredients;

•                  Our ability to attract, retain and motivate qualified employees;

•                  Changes in labor costs;

•                  Increasing energy costs;

•                  The effect of inflation on our operating expenses;

•                  Our dependence on our suppliers and distributors;

•                  Fluctuations in consumer preferences;

•                  The impact of federal, state or local government regulations;

•                  Competition in the restaurant industry;

•                  Availability and cost of additional capital;

•                  Litigation in connection with our business, including food quality claims;

•                  Our ability to protect our trademarks, service marks and other proprietary rights;

•                  Actions taken by, and claims made against us by, our franchisees; and

•                  Other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission, or the SEC.

It is also important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly, we do not recommend that any person seeking to evaluate our company should place undue reliance on any forward-looking statement in this report.

Overview of our Business

We are a leader in the quick casual segment of the restaurant industry. With 735 locations in 33 states and the District of Columbia as of March 30, 2004, we operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate dough production and coffee roasting facilities. We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

The following table details the total restaurants open at the end of the first quarter:

	Total Open at End of First Quarter:
	2004	2003
Einstein Bros.:
Company-owned	373	371
Licensed	46	24
Noah’s:
Company-owned	82	83
Licensed	3	3
Manhattan:
Company-owned	—	—
Franchised	171	196
Chesapeake:
Company-owned	—	—
Franchised	41	45
New World Coffee/Willoughby’s:
Company-owned	8	9
Franchised	11	10

Total Restaurants	735	741

Results of Operations for the Thirteen Week Period ended March 30, 2004 Compared to the Thirteen Week Period ended April 1, 2003

Revenues

Total revenues decreased 4.2% to $91.2 million for the thirteen weeks ended March 30, 2004 compared with $95.2 million for thirteen weeks ended April 1, 2003. The decrease in revenue consisted primarily of a $3.8 million decrease in retail sales (e.g. company-operated store sales).

Retail sales decreased 4.3% to $84.6 million, or 92.8% of total revenues for the thirteen weeks ended March 30, 2004 compared with $88.4 million, or 92.9% of total revenues for the thirteen weeks ended April 1, 2003. The decrease was primarily due to lower comparable store sales at Einstein Bros. and Noah’s company-owned units.  The comparable store sales decrease of 4.9% consisted of a 5.9% reduction in transactions partially offset by a 1.1% increase in average check primarily related to both an increase in menu pricing and a shift in product mix to higher priced items. Due to the increasing competitive pressure of the restaurant industry, we currently are experiencing and believe we will continue to experience lower retail sales until such time as we can make the planned modifications to our customer service system, menu offerings and the “look and feel” of our company-operated restaurants. We believe that our plans to revitalize our restaurant concepts in 2004 and beyond may address issues in each of these areas that have negatively affected sales. Additionally, recent dietary trends and negative publicity on products high in carbohydrate content may have had and may continue to have an adverse impact on our sales. We believe that we are addressing such trends with modifications to our menus. In addition, the planned modification of our menu and menu offerings includes pricing increases to our menu items. We anticipate that these planned price changes will have the effect of increasing our average check in future periods.

Manufacturing revenues were $5.4 million for both periods, or 5.9% of total revenues for the thirteen weeks ended March 30, 2004 compared with 5.7% of total revenues for the thirteen weeks ended April 1, 2003. The increase in manufacturing revenues as a percentage of total revenues is the result of the decline in total sales due to lower retail sales.

Franchise and license related revenues decreased 13.3% to $1.2 million, or 1.3% of total revenues for the thirteen weeks ended March 30, 2004 compared with  $1.3 million, or 1.4% of total revenues for the thirteen weeks ended April 1, 2003.  The decrease is primarily attributable to revenues associated with the decline in store count of our Manhattan franchised stores partially offset by revenues associated with the growth in store count of our Einstein Bros. licensed stores.

Cost of Sales

Total cost of sales decreased 4.3% to $74.7 million for the thirteen weeks ended March 30, 2004 compared with $78.0 million for the thirteen weeks ended April 1, 2003. The dollar decline in cost of sales is driven by the decline in retail revenue, which resulted in lower associated costs. Our gross profit for the thirteen weeks ended March 30, 2004 and April 1, 2003, respectively, remained flat at 18.1%.

Retail costs is comprised of all store-level operating expenses other than depreciation, amortization and taxes. Cost of sales decreased $2.9 million to $70.1 million, or 82.8% of retail sales for the thirteen weeks ended March 30, 2004 compared with $73.0 million, or 82.5% of retail sales for the thirteen weeks ended April 1, 2003. Certain elements of costs of sales are fixed in nature. Accordingly, when sales volumes decrease, cost of sales does not decrease in the same proportion as the reduction in related revenues. Therefore, cost of sales as a percentage of sales may be adversely affected by reduced volumes. Conversely, cost of sales as a percentage of sales that remains constant in a period of decreasing revenues reflects our ability to improve upon fixed or variable elements of our cost of sales. During the thirteen weeks ended March 30, 2004, our gross profit decline is due to the absorption of fixed store level costs on a lower volume of retail sales, partially offset by our decision to reduce marketing expenditures as we focus on modifications to our customer service system, menu offerings and the “look and feel” of our company operated restaurants.

Manufacturing costs is comprised of all manufacturing-level operating expenses other than depreciation, amortization and taxes. Manufacturing costs decreased $463,000 to $4.6 million, or 84.6% of manufacturing revenues for the thirteen weeks ended March 30, 2004 compared with $5.0 million, or 92.9% of manufacturing revenues for the thirteen weeks ended April 1, 2003. The decrease is primarily due to the results of manufacturing efficiencies achieved from the consolidation of our west coast bagel manufacturing facilities, which was finalized during the first quarter of 2003.

Other Expenses

General and administrative expenses decreased 14.0% to $8.8 million, or 9.7% of total revenues for the thirteen weeks ended March 30, 2004 compared with $10.3 million, or 10.8% of total revenues for the thirteen weeks ended April 1, 2003.  The decline in general and administrative expenses is primarily due to legal and consulting expenses associated with refinancing and the 2000 and 2001 re-audit efforts that occurred during 2003.

Depreciation and amortization expense decreased 27.3% to $5.2 million, or 5.7% of total revenues for the thirteen weeks ended March 30, 2004 compared to $7.2 million, or 7.6% of total revenues for the thirteen weeks ended April 1, 2003. The decrease in depreciation and amortization expense is primarily due to a portion of our asset base becoming fully depreciated during the thirteen weeks ended March 30, 2004. In the near future, we anticipate spending additional capital on existing stores, which would result in a corresponding increase in our depreciable asset base, and thus depreciation expense. Over the past several years, former management did not invest significant capital in our store equipment due to limited availability of resources and covenant restrictions under our former credit facilities. During the current year, we have placed greater emphasis on the requirements of our existing company-operated stores. For additional information, see the discussion under “Liquidity and Capital Resources.”

Adjustment of integration and reorganization cost primarily represents an adjustment to previously recorded liabilities associated with the closing and corporate consolidation of our Eatontown facilities during 2002. As further discussed in Item I “Note 6 to the Consolidated Financial Statements,” during April 2004, we reached an agreement with the landlord of the Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted down by $700,000 during the thirteen weeks ended March 30, 2004 as a result of this settlement.

Due to the factors described above, income from operations for the thirteen weeks ended March 30, 2004 was $3.2 million, or 3.5% of total revenues compared to a loss from operations of $243,000 for the thirteen weeks ended April 1, 2003.

Interest expense, net for the thirteen weeks ended March 30, 2004 decreased 30.1% to $5.8 million, or 6.4% of total revenues compared with $8.3 million, or 8.7% of total revenues for the thirteen weeks ended April 1, 2003. The primary cause of the decline in interest expense is the result of the debt restructuring that occurred during the third quarter of fiscal 2003. As a result of the debt restructuring, our interest rate on our primary debt facility declined from 19% to 13% per year.

Due to the factors described above, we reduced our net loss for the thirteen weeks ended March 30, 2004 to $2.6 million compared with $7.7 million for the thirteen weeks ended April 1, 2003.

Liquidity and Capital Resources

We have historically relied upon our major preferred and common stockholders to provide us with supplemental financing at times when our cash flows from operations have been insufficient to cover our capital requirements or the requirements of other debt. The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We have a minimal amount of accounts receivable, which are predominantly from our franchisees, licensees and distributors. Additionally, our investment in inventory is minimal since our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are continuously identifying and implementing cost reduction initiatives, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead. Examples of these cost reduction initiatives include:

•                  Menu optimization to remove and/or modify inefficient products and thus reduce waste;

•                  Upgrade/deployment of technology to enable more accurate sales identification and tracking of cost of products sold thereby identifying opportunities to improve store margins;

•                  Reduction of the various elements of cost that were historically non-recurring in nature.

During fiscal year 2004, we anticipate the majority of our capital expenditures will be focused on the following:  (1) requirements of our existing company-operated stores, primarily equipment replacement, (2) upgrades and remodeling costs associated with the revitalization of our concept, (3) a modest amount of new company-operated store development related to approximately four to six new store openings, (4) a modest amount of capital spent on our manufacturing operations and (5) additional capital for our support center in Golden, Colorado, primarily related to spending on information technology upgrades and maintenance.

Based upon our projections for fiscal 2004 and beyond, we believe that the cash flow from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

If at some point in the future we require additional financing, no assurance can be given that any additional financing would be available on acceptable terms, or at all.  If we are unable to obtain additional financing, we may be required to further reduce costs associated with our current infrastructure, decrease spending on marketing and advertising campaigns, curtail research and development programs and/or halt all other discretionary spending programs, any of which could further reduce sales and adversely affect liquidity and operations.

At March 30, 2004, we had unrestricted cash of $2.0 million and short-term restricted cash of $2.0 million. We reduced our working capital deficit to $23.0 million at March 30, 2004 compared with a working capital deficit of $23.6 million at December 30, 2003.

During the thirteen weeks ended March 30, 2004, we consumed $4.2 million of cash from operations compared with $3.4 million during the thirteen weeks ended April 1, 2003. The cash consumption during the thirteen weeks ended March 30, 2004 was primarily attributable to a semi-annual interest payment of $10 million under our $160 Million Facility, prepayments toward annual insurance premium renewals and other annual system maintenance contract renewals. These cash payments, which aggregated approximately $11.1 million, were partially offset by $2.4 million improvements in our cash operating performance (defined as net loss as adjusted for non-cash charges) and accrued interest of approximately $5.2 million.

During the thirteen weeks ended March 30, 2004, we used $2.4 million of cash in investing activities compared with $2.1 million of cash during the thirteen weeks ended April 1, 2003. During the thirteen weeks ended March 30, 2004, we used cash to purchase additional property and equipment which included $0.9 million for new stores, $1.1 million for replacement and new equipment at our existing company-operated stores, $0.1 million for our manufacturing operations and $0.3 million for general corporate purposes.

During the thirteen weeks ended March 30, 2004, we used $1.0 million of cash in financing activities compared to generating $1.1 million of cash during the thirteen weeks ended April 1, 2003. During the thirteen weeks ended March 30, 2004, we reduced our debt outstanding on the AmSouth Revolver by $1.0 million.

Contractual Obligations

There were no material changes to our contractual obligations for the thirteen weeks ended March 30, 2004. For information regarding our contractual obligations at December 30, 2003, see our Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

Guarantees

In the past, we would sometimes guarantee leases for the benefit of certain of our franchisees. The lease guarantees extend through 2008. Under the guarantees, we may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. The guarantees do not provide for any limitation to our maximum exposure, however, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. As of March 30, 2004, our maximum exposure under this contingent liability was approximately $2.1 million.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability and general liability (collectively, “insurance losses”). To mitigate the potential cost of our exposures for certain of the insurance losses, we make annual decisions to self-fund the risks of loss up to defined maximum per occurrence retentions on a policy-by-policy basis. We then purchase insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention. The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregated loss limits is remote.

We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our liabilities related to the insurance losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by actuaries.

We believe that we have recorded reserves adequate to cover our insurance losses based upon information we have today. Due to the inherent volatility of actuarially determined insurance loss estimates, it is reasonably possible that we could experience changes in estimated losses, which could be material to our consolidated financial position or results of operations.

General Economic Trends and Seasonality

We anticipate that our business will be affected by general economic trends that affect retailers in general. While we have not operated during a period of high inflation, we believe based on industry experience that we would generally be able to pass on increased costs resulting from inflation to our consumers. Our business may be affected by other factors, including increases in the commodity prices of flour, butter and/or green coffee, existing and additional competition, marketing programs, weather and variations in the number of company-owned or licensed location openings. Although few, if any, employees are paid at the minimum wage, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees.

Currently, the restaurant industry is experiencing increases in the cost of dairy and other raw ingredients, as well as increases in energy costs. We have begun to see the impact of such increases in our food costs, utility bills and transportation charges. These increases directly impact the profitability of company-owned locations, manufacturing operations and distribution channels. While we have purchase commitments for our dairy and other raw ingredients that mitigate immediate increases in food costs, our purchase commitments are not long-term in nature. Accordingly, in the near future we may experience degradation in our profit margins until such time as we are able to pass on increased costs to our consumers.

Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

Risk Factors

You should consider each of the following factors as well as other information in the Quarterly Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks actually occur, our business and financial results could be harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in the Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 30, 2003, including our consolidated financial statements and the related notes.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends on part on our ability to understand our customers’ needs. We believe successful deployment of our current business strategy will address customers’ needs and contribute to overall company growth. If we improperly perceive customers’ needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Food service businesses are often affected by changes in consumer tastes, dietary trends, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. Shifts in consumer preferences away from our type of cuisine and/or the quick casual dining style could have a material adverse affect on our results of operations. We believe that the trend toward consumption of food low in carbohydrate content may have had and may continue to have a negative impact on our sales and revenues. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business prospects, financial condition, operating results and cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

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

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 97 percent of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations. Greenlight has voted its shares to elect a majority of our current board of directors.  One of our directors is a former employee of Greenlight. The remaining four directors are not affiliated with Greenlight. Additionally, a nominee for director at our 2004 annual meeting of stockholders is a current officer of Greenlight.

Our common stock is not currently listed on any stock exchange or Nasdaq. As a result, we are not subject to corporate governance rules recently adopted by the New York Stock Exchange, American Stock Exchange and Nasdaq requiring a majority of directors to be independent and requiring audit, compensation and nominating committees that are composed solely of independent directors. In addition, under the rules of these stock exchanges and Nasdaq, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and except for the rules relating to independence of the audit committee, is exempt from the above-mentioned independence rules. Since Greenlight owns approximately 92% of our common stock, we may take advantage of the controlled company exemption if our common stock becomes listed on an exchange or Nasdaq in the future. As a result, our stockholders do not have, and may never have the protections that these rules are intended to provide.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall.  The perception among investors that these sales will occur could also produce this effect.  Our majority stockholder Greenlight beneficially owns approximately 97 percent of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock.

Holders may find it difficult to effect transactions in our common stock.

Our common stock is currently trading on the “pink sheets” under the symbol “NWRG.PK.”  Before changing our symbol on October 20, 2003, our common stock traded on the “pink sheets” under the symbol “NWCI.PK.”  Since our common stock is not listed on Nasdaq, Amex or the New York Stock Exchange, holders of our common stock may find that the liquidity of our common stock is impaired – not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and the news media’s coverage of us, and lower prices for our securities than might otherwise be attained.

Securities that are not listed on a stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market are subject to an SEC rule that imposes special requirements on broker-dealers who sell those securities to persons other than their established customers and accredited investors. The broker-dealer must determine that the security is suitable for the purchaser and must obtain the purchaser’s written consent prior to the sale. These requirements may make it more difficult for you to sell our stock than the stock of some other companies. It may also affect our ability to raise more capital if and when necessary.

Before May 22, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol “NWCI.OB.” On May 22, 2002, our common stock was removed from the eligible list on the OTC Bulletin Board for a failure to comply with NASD Rule 6530, which resulted from our failure to timely file our Form 10-K for the year ended January 1, 2002.  Before November 27, 2001, our common stock was quoted on the Nasdaq National Market under the symbol “NWCI.”  Effective November 27, 2001, our common stock was delisted from the Nasdaq National Market. We received a Nasdaq Staff Determination on September 7, 2001 asserting violations of two rules relating to stockholder approval for equity issuances and stating that our common stock was subject to delisting. We appealed the Staff Determination at a hearing before the Nasdaq Listings Qualifications Panel on October 18, 2001. The Panel issued a ruling on October 30, 2001 that cited conditions for maintaining our listing and provided us with an extension of time until November 19, 2001 to attempt to satisfy them. We timely appealed the October 30, 2001 ruling, while simultaneously endeavoring to satisfy the conditions imposed by the Panel. We were not able to satisfy all of the conditions before the November 19, 2001 deadline and sought additional time to attempt to satisfy them, a request that the Panel denied. The Panel later informed us by letter that, effective November 27, 2001, our stock would be delisted. The Panel cited both corporate governance violations and public interest concerns as separate and independent bases for its ultimate determination.

Item 3.  Quantitative and Quantitative Disclosures About Market Risk

Through March 30, 2004, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Our debt as of March 30, 2004 is principally comprised of the $160 Million Facility due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Facility is fixed. The interest rate on the AmSouth Revolver does fluctuate with changes in the prime rate, but is minor in relation to interest expense in our results of operations and financial condition.

Item 4.  Controls and Procedures

Our chief executive officer and our principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2004. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance regarding management’s control objectives. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the fiscal quarter ended March 30, 2004, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.

MARCH 30, 2004

Item 1.           Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 6 to our Consolidated Financial Statements set forth in Part I of this report.

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

(b)         Reports on Form 8-K filed during the quarter ended March 30, 2004:

A report on Form 8-K dated December 30, 2003 under Items 5 and 7, was filed with the Securities and Exchange Commission on January 5, 2004. The Form 8-K announced the execution of an amendment to the Loan and Security Agreement with AmSouth Capital Corp. dated July 8, 2003.

A report on Form 8-K dated January 29, 2004 under Item 5, was filed with the Securities and Exchange Commission on February 5, 2004. The Form 8-K announced the Board of Directors decision not to renew the Consulting Agreement dated July 16, 2003 with Herbert Buchwald, P.A. to provide certain legal, consulting and advisory services to the Company.

A report on Form 8-K dated February 17, 2004 under Items 5 and 7, was filed with the Securities and Exchange Commission on February 18, 2004. The Form 8-K furnished a copy of the Company’s press release naming S. Garrett Stonehouse, Jr. as a Director of the Company.

A report on Form 8-K dated February 24, 2004 under Items 5 and 7, was filed with the Securities and Exchange Commission on February 25, 2004. The Form 8-K furnished a copy of the Company’s press release relating to certain operational initiatives planned for 2004.

A report on Form 8-K dated March 26, 2004 under Items 5 and 7, was filed with the Securities and Exchange Commission on March 29, 2004. The Form 8-K furnished a copy of the Company’s press release and conference call script relating to financial results for the fourth quarter and fiscal year 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.

Date:	May 10, 2004	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chairman and Chief Executive Officer

Date:	May 10, 2004	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer