Form 10-Q
period 2004-06-29
NEW WORLD RESTAURANT GROUP INC
filed 2004-08-06
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2004

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

As of August 5, 2004, 9,842,385 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

June 29, 2004

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 29, 2004 AND DECEMBER 30, 2003

(in thousands, except share information)

	June 29, 2004	December 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,323	$9,575
Restricted cash	1,158	1,815
Franchise and other receivables, net of allowance of $2,947 and $3,310	5,995	5,842
Inventories	4,807	4,831
Prepaid expenses and other current assets	2,328	2,650
Total current assets	24,611	24,713

Restricted cash long-term	3,037	3,036
Property, plant and equipment, net	63,234	67,800
Trademarks and other intangibles, net	81,389	85,431
Goodwill	4,875	4,875
Debt issuance costs and other assets	8,262	9,170
Total assets	$185,408	$195,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,849	$8,189
Accrued expenses	37,250	37,871
Short term debt and current portion of long-term debt	1,105	2,105
Current portion of obligations under capital leases	57	180
Total current liabilities	46,261	48,345

Senior notes and other long-term debt	161,120	161,120
Obligations under capital leases	29	29
Other liabilities	10,135	10,397
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	274,545	276,891

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,842,385 and 9,841,828 shares issued and outstanding	10	10
Additional paid-in capital	175,620	175,585
Accumulated deficit	(264,767)	(257,461)
Total stockholders’ deficit	(89,137)	(81,866)
Total liabilities and stockholders’ deficit	$185,408	$195,025

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 2004 AND JULY 1, 2003

(UNAUDITED)

(in thousands, except earnings per share and related share information)

	Thirteen weeks ended:		Twenty-six weeks ended:
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003
Revenues:
Retail sales	$87,596	$90,878	$172,219	$179,328
Manufacturing revenues	4,944	5,754	10,357	11,178
Franchise and license related revenues	1,624	1,117	2,784	2,454

Total revenues	94,164	97,749	185,360	192,960

Cost of sales:
Retail costs	73,403	77,385	143,490	150,339
Manufacturing costs	4,442	5,082	9,020	10,123

Total cost of sales	77,845	82,467	152,510	160,462

Gross profit	16,319	15,282	32,850	32,498

Operating expenses:
General and administrative expenses	8,000	10,604	16,818	20,858
Depreciation and amortization	5,344	7,092	10,582	14,297
Adjustment of integration and reorganization cost	(39)	—	(799)	—

Income (loss) from operations	3,014	(2,414)	6,249	(2,657)

Other expense (income):
Interest expense, net	5,904	9,975	11,703	18,271
Cumulative change in the fair value of derivatives	—	727	—	70
Loss (gain) on sale, disposal or abandonment of assets, net	1,712	(202)	1,713	(385)
Other income	(36)	(119)	(100)	(186)

Loss before income taxes	(4,566)	(12,795)	(7,067)	(20,427)

Provision for state income taxes	(184)	(320)	(239)	(430)

Net loss	(4,750)	(13,115)	(7,306)	(20,857)

Dividends and accretion on Preferred Stock	—	(9,821)	—	(14,424)

Net loss available to common stockholders	$(4,750)	$(22,936)	$(7,306)	$(35,281)

Net loss per common share – Basic and Diluted	$(0.48)	$(14.28)	$(0.74)	$(22.55)

Weighted average number of common shares outstanding: Basic and Diluted	9,842,293	1,606,665	9,842,061	1,564,909

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2004 AND JULY 1, 2003

(UNAUDITED)

(in thousands)

	Twenty-six weeks ended:
	June 29, 2004	July 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,306)	$(20,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,582	14,297
Stock based compensation expense	35	—
Loss on disposal of assets	1,713	—
Adjustments of integration and reorganization costs	(799)	—
Cumulative change in fair value of derivatives	—	70
Amortization of debt issuance and debt discount costs	908	2,212
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	1,238
Greenlight interest	—	1,025
Changes in operating assets and liabilities:
Franchise and other receivables	(153)	573
Accounts payable and accrued expenses	(162)	8,307
Other assets and liabilities	617	(6,156)

Net cash provided by operating activities	5,435	1,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,687)	(3,494)

Net cash used in investing activities	(3,687)	(3,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of line of credit, net	(1,000)	937

Net cash provided by (used in) financing activities	(1,000)	937

Net increase (decrease) in cash	748	(1,338)
Cash and cash equivalents, beginning of period	9,575	10,705

Cash and cash equivalents, end of period	$10,323	$9,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,280	$7,669

Cash paid for income taxes	$165	$320

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2004

(UNAUDITED)

(in thousands, except share information)

			Additional Paid In Capital	Accumulated Deficit Amount	Total
	Common Stock
	Shares	Amount
Balance, December 30, 2003	9,841,828	$10	$175,585	$(257,461)	$(81,866)
Net loss	—	—	—	(7,306)	(7,306)
Stock based compensation expense			35		35
Common stock issued upon warrant exercise	557	—	—	—	—

Balance, June 29, 2004	9,842,385	$10	$175,620	$(264,767)	$(89,137)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Thirteen and twenty-six weeks ended June 29, 2004 and July 1, 2003

1.     Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”), New World Coffee (“New World”), and Willoughby’s Coffee and Tea (“Willoughby’s”). Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of June 29, 2004 and December 30, 2003 and for the thirteen and twenty-six weeks ended June 29, 2004 and July 1, 2003 have been prepared without audit (except for the balance sheet information as of December 30, 2003, which is derived from our audited financial statements). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 30, 2003. We believe that the disclosures are sufficient for interim financial reporting purposes.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

2.     Goodwill, Trademarks and Other Intangibles

Statement of Financial Accounting Standards (SFAS) No. 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess goodwill impairment requires that we first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities will determine the current implied fair value of the unit’s goodwill. The impairment tests relating to goodwill and indefinite-lived trademarks are performed as of year-end, unless events and circumstances indicate otherwise. During the thirteen weeks ended June 29, 2004, we began an evaluation of whether each of our brands should be a part of our overall strategic business plan. As a result of this evaluation, we determined that certain brands no longer fit strategically. Accordingly, we performed an impairment analysis and determined that no impairment of these brands existed at June 29, 2004. We also performed a longevity analysis of certain brands and determined that certain trademarks had an estimated remaining useful life of 4 years. These trademarks were previously treated as a non-amortizing intangible and accordingly were reclassified as an amortizing intangible at June 29, 2004. Additionally, we recorded $129,000 in amortization expense specifically related to these trademarks for the thirteen weeks ended June 29, 2004.

Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company, Inc.

Trademarks and other intangibles consists of the following (in thousands of dollars):

	June 29, 2004	December 30, 2003
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	2,062	—
Patents-manufacturing process	33,741	33,741
	41,188	39,126
Less accumulated amortization	(23,605)	(19,563)
Total amortizing intangibles, net	$17,583	$19,563

Non-amortizing intangibles:
Trademarks	63,806	65,868

Total trademarks and other intangibles, net	$81,389	$85,431

3.     Debt

Debt consists of the following (in thousands of dollars):

	June 29, 2004	December 30, 2003

$160 Million Indenture (a)	$160,000	$160,000
AmSouth Revolver (b)	—	1,000
Chesapeake Bagel Bakery Note Payable (c)	825	825
New Jersey Economic Development Authority Note Payable (d)	1,400	1,400
	162,225	163,225
Less current portion of debt	(1,105)	(2,105)

Long-term debt	$161,120	$161,120

(a)   $160 Million Indenture

On July 8, 2003, we issued $160 million of 13% senior secured notes maturing on July 1, 2008 (“$160 Million Indenture”) in a private placement.

The $160 Million Indenture is guaranteed, fully and unconditionally, jointly and severally, by us and all present and future subsidiaries of ours and is collateralized by substantially all of our assets in which we have an interest. Pursuant to an Intercreditor Agreement, the $160 Million Indenture is subordinate to the AmSouth Revolver as described below.

The $160 Million Indenture contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of June 29, 2004, we were in compliance with all our financial and operating covenants.

Interest payments under the $160 Million Indenture are payable in arrears at the rate of 13% per year on July 1 and January 1, commencing January 1, 2004. The notes are redeemable, at our option, in whole or in part at any time after July 1, 2004 at the following redemption prices (as expressed in percentages of the principal amount):

Year	Percentage
2004	104.0%
2005	103.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%

Debt issuance costs are capitalized and amortized using the effective interest method over the term of the $160 Million Indenture.

(b)   AmSouth Revolver

Also on July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank (“AmSouth Revolver”). The AmSouth Revolver has been subsequently amended to make technical corrections, clarify ambiguous terms and provide for increased limits with respect to letters of credit.

The AmSouth Revolver is collateralized by substantially all of our assets in which we have an interest and is senior to the $160 Million Indenture pursuant to an Intercreditor Agreement.

The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10.0 million. This debt also contains usual and customary default provisions. As of June 29, 2004, we are in compliance with all of our financial and operating covenants.

Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively. As of June 29, 2004, the prime interest rate under the AmSouth Revolver was 4.0%.

We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At June 29, 2004, we had $5.0 million letters of credit outstanding. The letters of credit expire on various dates during 2005, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims. Our availability under the AmSouth Revolver was $10.0 million at June 29, 2004.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the June 29, 2004 and December 30, 2003 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds. The escrow has a maturity date of December 1, 2008.

4.     Net Loss Per Common Share

We compute basic net loss per common share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding (which includes shares contingently issuable for little or no consideration) during the period. There were 1,434,993 and 1,393,236 shares contingently issuable included in the weighted average number of shares of common stock outstanding during the thirteen and twenty six weeks ended July 1, 2003, respectively.

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Thirteen weeks ended:		Twenty-six weeks ended:
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003

Weighted average shares outstanding	9,842,293	1,606,665	9,842,061	1,564,909

Net loss available to common stockholders (in thousands of dollars)	$(4,750)	$(22,936)	$(7,306)	$(35,281)

Basic and diluted net loss per share	$(0.48)	$(14.28)	$(0.74)	$(22.55)

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,856,125	102,214	1,856,125	102,214

5.     Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our fixed award stock options to our employees. As such, compensation expense is recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We apply the fair value-based of accounting as prescribed by Statements of Financial Accounting Standards (SFAS) Nos. 123 and 148, Accounting for Stock-Based Compensation in accounting for our fixed award stock options to our consultants. Under SFAS Nos. 123 and 148, compensation expense is recognized based on the fair value of stock options granted.  Had compensation cost for stock options granted to employees been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Thirteen weeks ended:		Twenty-six weeks ended:
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003

Net loss available to common stockholders, as reported	$(4,750)	$(22,936)	$(7,306)	$(35,281)
Deduct: stock based compensation determined under the fair value method	(222)	(45)	(444)	(90)
Pro forma net loss available to common stockholders	$(4,972)	$(22,981)	$(7,750)	$(35,371)

Basic and diluted loss per common share:

As reported	$(0.48)	$(14.28)	$(0.74)	$(22.55)

Pro forma	$(0.51)	$(14.30)	$(0.79)	$(22.60)

Compensation cost of options granted for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen weeks ended:		Twenty-six weeks ended:
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003
Expected life of options from date of grant	4.0 years	4.0 years	4.0 years	4.0 years
Risk-free interest rate	3.1%	3.0%	3.1%	3.0%
Volatility	100.0%	100.0%	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%	0.0%	0.0%

6.     Litigation, Commitments and Contingencies

Guarantees

In the past, we would sometimes guarantee leases for the benefit of certain of our franchisees. The lease guarantees extend through 2008. Under the guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. As of June 29, 2004, our maximum exposure under these contingent liabilities was approximately $2.0 million.

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

On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer and Secretary, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of our board of directors.  The complaint purports to state claims for breach of plaintiff’s employment contract, breach of Messrs. Wedo and Nimmo’s fiduciary duties to plaintiff, defamation, and violation of the New Jersey Conscientious Employee Protection Act, and in addition seeks a declaration that the termination of plaintiff “for cause” was invalid.  We have answered and filed counterclaims against Mr. Novack and on January 20, 2004, the Court granted the Company’s motion to dismiss the breach of fiduciary duty claims. On July 9, 2004, both the plaintiffs and defendants filed motions for summary judgment. Arguments on motions are scheduled for September 7, 2004. At this time, it is not possible to reasonably estimate the possible loss or range of loss, if any.

On June 4, 2003, R. Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against us and Anthony D. Wedo, our former Chairman and Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages. We believe that the claims of Mr. Kamfar are without merit. We have answered and filed counterclaims against Mr. Kamfar, including claims for breach of fiduciary duty, fraud, and breach of contract.  Motions for summary judgment were filed on July 15, 2004. At this time, it is not possible to reasonably estimate the possible loss or range of loss, if any.

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

On August 7, 2003, supplemented on November 25, 2003 and January 9, 2004, we received a subpoena for documents from the Office of the Attorney General of the State of New York requesting information primarily related to whether our subsidiary, Manhattan Bagel Company, Inc., qualified for a net worth exemption from franchise registration in light of the restatement of the Company’s financial results for 2000 and 2001, the facts and circumstances leading to the resignation of the Company’s former Chief Executive Officer and the termination of our former Chief Financial Officer and others, and issues relating to cost of bagel dough. We have responded to these requests and have not received any further inquiries in this regard for the past six months. During July 2004, the Attorney General’s Office informed us that our Uniform Franchise Offering Circular (UFOC) application for registration (the franchise registration) of Manhattan and Chesapeake has been processed and approved for registration.

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

7.     Adjustment of Integration and Reorganization Cost

The adjustment of integration and reorganization cost primarily represents an adjustment to previously recorded liabilities associated with the closing and corporate consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted down by $700,000 during the thirteen weeks ended March 30, 2004 as a result of this settlement.

8.     Loss on Disposal or Abandonment of Assets

During the thirteen and twenty-six weeks ended June 29, 2004, we recorded a loss of $1.7 million, primarily due the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

9.     Potential Sale of Assets of Willoughby’s Coffee & Tea

On June 22, 2004, we entered into a letter of intent to sale the assets of Willoughby’s to an independent third party.  The Willoughby’s business consists of a coffee roasting plant, two retail locations and an office space. Assets of the sale include, but are not limited to:

•      The “Willoughby’s Coffee & Tea” trade name, trademark and logo,

•      The “Serious Coffee” trademark,

•      The willoughbyscoffee.com domain name and existing website,

•      All property and equipment of Willoughby’s, and

•      Cash in drawer, accounts receivable, and inventory at all Willoughby’s locations.

Under the terms of agreement, we will sell the assets for a total sales price of $426,000 to be received in cash, subject to post-closing adjustments for changes from May 25, 2004 to closing in inventory, accounts receivable and cash in drawer. Additionally, we may be entitled to post-closing payments of up to $100,000 contingent upon the landlord’s option to terminate the lease at one of our retail locations. In connection with the sale of Willoughby’s, we intend to execute a two-year supply agreement to purchase coffee from the buyer for our New World stores. The sale is expected to close by the end of August 2004.

We have considered Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have determined that the revenues, cost of sales, other operating expenses and the net book value of the assets related to the sale of the coffee roasting plant and two retail locations included in the Willoughby’s business are immaterial in relation to our Einstein Bros., Noah and Manhattan restaurants, as well as the financial statements taken as a whole. Accordingly, we have not presented discontinued operations in the accompanying consolidated statements of operations for the thirteen and twenty-six weeks ended June 29, 2004 and July 1, 2003, respectively, nor have we reflected assets as held for sale in the accompanying consolidated balance sheets as of June 29, 2004.  We have determined that net book value of the assets is less than the sales price and accordingly, no impairment exists at June 29, 2004.

10.  Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis supplements the management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 30, 2003 and presumes that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward looking statements.

Business Overview

We are a leader in the quick casual segment of the restaurant industry. With 720 locations in 33 states and in the District of Columbia as of June 29, 2004, we operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate a dough production facility. We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

Our financial focus is on long term, sustainable growth in free cash flow. Free cash flow represents net cash provided by operations less purchases of fixed assets. In achieving free cash flow, we are more capable of paying down debt, saving cash for future use and building shareholder equity. We also believe free cash flow will allow us the opportunity to pursue new opportunities, acquire other businesses, or pay dividends. Increasing our operating profit and efficiently managing working capital and capital expenditures primarily drive free cash flow.

The restaurant industry, in which we compete, is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends, traffic patterns, the type, number and location of competing food retailers and products and disposable purchasing power.

In measuring our overall growth and progress, we focus on various key performance indicators. Such key performance indicators include: same-store sales growth, number of restaurant openings and closings, number of franchise and licensed locations opened, restaurant level and concept level margins, cash generated from operations and free cash flow. Our progress against some of these key performance indicators is discussed throughout the Management’s Discussion and Analysis.

Significant Known Events, Trends or Uncertainties Expected to Impact 2004 Results

The following factors impact comparability of operating performance or could impact comparisons for the remainder of 2004.

Economic Trends

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

Revenue Trends

Due to the increasing competitive pressure of the restaurant industry, we currently are experiencing and believe we will continue to experience lower retail sales until such time as we can make the planned modifications to our customer service system, menu offerings and the “look and feel” of our company-operated restaurants. We believe that our plans to revitalize our restaurant concepts in late 2004 and beyond may address issues in each of these areas that have negatively affected sales. Additionally, recent dietary trends and negative publicity on products high in carbohydrate content may have had and may continue to have an adverse impact on our sales. We believe that we are addressing these trends with modifications to our menus. In addition, the planned modifications of our menu offerings include pricing increases, as well as limited time offerings of seasonal menu items. We anticipate that these planned price changes will have the effect of increasing our average check in future periods.

Expense Trends

Currently, the restaurant industry is experiencing increases in the cost of dairy and other raw ingredients, as well as increases in energy costs. During the current fiscal quarter, we saw the impact of such increases in our food costs, utility bills and transportation charges and we believe this trend will continue through the remainder of the year. These increases directly impact the profitability of company-owned locations, manufacturing operations and distribution channels. While we have purchase commitments for our dairy and other raw ingredients that mitigate immediate increases in food costs, our purchase commitments are not long-term in nature. Accordingly, in the near future we may experience degradation in our profit margins until such time as we are able to pass on increased costs to our consumers.

Revitalization of our Restaurant Concepts

We intend to begin revitalization of our Einstein Bros. company-operated restaurants in late 2004. The planned modifications include changes to our customer service system, menu offerings and the “look and feel” of our company-operated restaurants. We have two prototypes scheduled to open during the fourth quarter of this year. We will operate the two prototypes for approximately 90 days before commencing a staggered rollout on a market-by-market basis. By the end of the current fiscal year, we anticipate the completion of our first market. It is our intention to thoroughly study the financial and operating performance of the two prototypes in order to determine modifications necessary, if any, to our menu offerings and/or the physical layout of our restaurants for future prototypes.

Store Portfolio Strategy

From time to time, we close restaurants that are performing poorly, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit. Generally, the closures coincide with the expiration of an existing lease and result in little or no impairment charges.

During the second quarter ended 2004, we completed our evaluation of the Willoughby’s brand, determined that it did not fit within our overall strategic plan and identified a buyer to purchase the business. The Willoughby’s business consists of a coffee roasting plant, two retail locations and office space.  Under the terms of agreement, we will sell the assets for a total purchase price of $426,000 to be received in cash, subject to post-closing adjustments for changes from May 25, 2004 to closing in inventory, accounts receivable and cash in drawer. Additionally, we may be entitled to post-closing payments of up to $100,000 contingent upon the landlord’s option to terminate the lease at one of our retail locations.

In connection with the sale of Willoughby’s, we intend to execute a two-year supply agreement to purchase coffee from the buyer for our New World Coffee outlets. The sale is expected to close by the end of August 2004.

We have determined that the revenues, cost of sales, other operating expenses and the net book value of the assets related to the sale of the coffee roasting plant and two retail locations included in the Willoughby’s business are immaterial in relation to our Einstein Bros., Noah and Manhattan restaurants, as well as the financial statements taken as a whole. Accordingly, we have not presented discontinued operations in the accompanying consolidated statements of operations for the thirteen and twenty-six weeks ended June 29, 2004 and July 1, 2003, respectively, nor have we reflected assets as held for sale in the accompanying consolidated balance sheets as of June 29, 2004.

The following table details the total restaurants open at the end of the respective second quarter:

	Company owned	Licensed	Franchised	Total
Einstein Bros.:
2004	371	46	—	417
2003	371	25	—	396
Noah’s:
2004	80	3	—	83
2003	83	3	—	86
Manhattan:
2004	—	—	165	165
2003	—	—	192	192
Chesapeake:
2004	—	—	37	37
2003	—	—	46	46
New World Coffee/Willoughby’s:
2004	8	—	10	18
2003	8	—	11	19
Total Restaurants:
2004	459	49	212	720
2003	462	28	249	739

We believe we have a strong platform for growth through store licensing of our Einstein and Noah’s brands. During the latter half of 2003, we began expansion of our licensed stores and we intend to continue our expansion by opening approximately 30 licensed store locations by the end of 2004. The licensing program is available to qualified foodservice operators and typically requires an upfront license fee that is fully earned at the time the licensee commences operations. Stores are developed on college campuses, hospitals, airports, military installations and other locations. The licensed stores are generally opened during the third and fourth calendar quarters consistent with the timing of many government and higher education projects and federal funding. We typically receive continuing royalties on sales from each licensed store location. Our licensees are not required to buy all of their proprietary products directly from us, but rather their product sources must be approved by us.

Our Manhattan and Chesapeake brands primarily represent our franchise base. Our franchised locations generate a recurring revenue stream through royalty payments on sales from each franchised location. Our franchisee base provides us with the ability to grow our brands with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. During the thirteen weeks ended June 29, 2004, we began an evaluation of the rationale for each of our brands with a view toward determining whether the brand should be a part of our overall strategic business plan.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	For the thirteen weeks ended				Increase	For the twenty-six weeks ended				Increase
	(in thousands)		(percent of revenue)		(Decrease)	(in thousands)		(percent of revenue)		(Decrease)
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003	2004 vs. 2003	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003	2004 vs. 2003
Revenues:
Retail sales	87,596	90,878	93.0%	93.0%	-3.6%	172,219	179,328	92.9%	92.9%	-4.0%
Manufacturing revenues	4,944	5,754	5.3%	5.9%	-14.1%	10,357	11,178	5.6%	5.8%	-7.3%
Franchise and license related revenues	1,624	1,117	1.7%	1.1%	45.4%	2,784	2,454	1.5%	1.3%	13.4%

Total revenues	94,164	97,749	100.0%	100.0%	-3.7%	185,360	192,960	100.0%	100.0%	-3.9%

Cost of sales:
Retail costs	73,403	77,385	78.0%	79.2%	-5.1%	143,490	150,339	77.4%	77.9%	-4.6%
Manufacturing costs	4,442	5,082	4.7%	5.2%	-12.6%	9,020	10,123	4.9%	5.2%	-10.9%

Total cost of sales	77,845	82,467	82.7%	84.4%	-5.6%	152,510	160,462	82.3%	83.2%	-5.0%

Gross profit:
Retail	14,193	13,493	15.1%	13.8%	5.2%	28,729	28,989	15.5%	15.0%	-0.9%
Manufacturing	502	672	0.5%	0.7%	-25.3%	1,337	1,055	0.7%	0.5%	26.7%
Franchise and license	1,624	1,117	1.7%	1.1%	45.4%	2,784	2,454	1.5%	1.3%	13.4%
Total gross profit	16,319	15,282	17.3%	15.6%	6.8%	32,850	32,498	17.7%	16.8%	1.1%

General and administrative expenses	8,000	10,604	8.5%	10.8%	-24.6%	16,818	20,858	9.1%	10.8%	-19.4%

Depreciation and amortization	5,344	7,092	5.7%	7.3%	-24.6%	10,582	14,297	5.7%	7.4%	-26.0%
Adjustment of integration and reorganization cost	(39)	—	0.0%	0.0%	*	(799)	—	-0.4%	0.0%	*

Income (loss) from operations	3,014	(2,414)	3.2%	-2.5%	*	6,249	(2,657)	3.4%	-1.4%	*

Other expense (income):
Interest expense, net	5,904	9,975	6.3%	10.2%	-40.8%	11,703	18,271	6.3%	9.5%	-35.9%

Cumulative change in the fair value of derivatives	—	727	0.0%	0.7%	*	—	70	0.0%	0.0%	*

Loss (gain) on sale, disposal or abandonment of assets, net	1,712	(202)	1.8%	-0.2%	*	1,713	(385)	0.9%	-0.2%	*
Other income	(36)	(119)	0.0%	-0.1%	-69.7%	(100)	(186)	-0.1%	-0.1%	-46.2%

Loss before income taxes	(4,566)	(12,795)	-4.8%	-13.1%	-64.3%	(7,067)	(20,427)	-3.8%	-10.6%	-65.4%

* not meaningful

We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

Revenues

Total revenues for the thirteen and twenty-six weeks ended June 29, 2004 were consistent with our expectations. Our total revenues decreased 3.7% and 3.9% for the thirteen and twenty-six weeks ended June 29, 2004, respectively, when compared to the same periods in fiscal 2003. The decreases primarily resulted from the dollar decline in retail sales (e.g. company-operated store sales which represents the most significant component of revenue).  Our retail comparable store sales decrease of 3.7% and 4.3% for the thirteen and twenty-six weeks ended June 29, 2004, respectively, consisted of a 7.3% and 6.3% reduction in transactions partially offset by a 3.9% and 2.2% increase in average check primarily related to both an increase in menu pricing and a shift in product mix to higher priced items. We consider comparable store sales to represent sales at stores that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales and as “comp sales” within the restaurant industry.

Gross Profit

Our total gross profit improved 6.8% and 1.1% for the thirteen and twenty-six weeks ended June 29, 2004, respectively, when compared to the same periods in fiscal 2003. The improvement was primarily due to improvements in our retail costs of sales. Our retail margins improved by 5.2% for the thirteen weeks ended June 29, 2004 when compared to the same period in fiscal 2003. All store-level operating expenses other than depreciation, amortization and taxes impact our retail margins. The improvement we have experienced is primarily attributable to our decision to reduce marketing expenditures as we focus on modifications to our customer service system, menu offerings and the “look and feel” of our company-operated restaurants. We will continue to implement solutions that improve our margins but expect this trend to level out during the next two quarters, as many of our store-level cost reduction initiatives will have been in place for approximately one year.  Additionally during the thirteen weeks ended June 29, 2004, we experienced reductions in our group insurance claims ratings and we also incurred lower costs for regularly scheduled store maintenance.

Other Expenses

Our general and administrative expenses decreased 24.6% and 19.4% for the thirteen and twenty-six weeks ended June 29, 2004, respectively, when compared to the same periods in fiscal 2003. The decline in general and administrative expenses is primarily due to reduced spending for non-capitalizable legal and consulting expenses associated with our debt refinancing and equity recapitalization, and the re-audit of our 2000 and 2001 financial results that occurred during 2003.

Our depreciation and amortization expenses decreased 24.6% and 26.0% for the thirteen and twenty-six weeks ended June 29, 2004, respectively, when compared to the same periods in fiscal 2003. The decreases in depreciation and amortization expense are primarily due to a portion of our asset base becoming fully depreciated during the fiscal year 2004. In the near future, we anticipate spending additional capital on existing stores, which would result in a corresponding increase in our depreciable asset base, and thus depreciation expense. Over the past several years, former management did not invest significant capital in our store equipment due to limited availability of resources and covenant restrictions under our former credit facilities. During the current year, we have placed greater emphasis on the requirements of our existing company-operated stores. For additional information, see the discussion under “Liquidity and Capital Resources.”

The adjustment of integration and reorganization cost primarily represents an adjustment to previously recorded liabilities associated with the closing and corporate consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation.

Previously recorded integration and reorganization estimates associated with closing this facility were adjusted down by $700,000 during the thirteen weeks ended March 30, 2004 as a result of this settlement.

Interest expense decreased 40.8% and 35.9% for the thirteen and twenty-six weeks ended June 29, 2004, respectively, when compared to the same periods in fiscal 2003. The primary cause of the decline in interest expense is the result of the debt refinancing that occurred during the third quarter of fiscal 2003. As a result of the debt refinancing, our interest rate on our primary debt facility declined from 19% to 13% per year.

During the thirteen and twenty-six weeks ended June 29, 2004, we recorded a loss of $1.7 million, primarily due the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

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

•      Upgrade/deployment of technology to enable more accurate sales identification and tracking of daily volumes and cost of products sold thereby identifying opportunities to improve store margins and reduce waste;

•      Reduction of the various elements of cost that were historically non-recurring in nature.

During fiscal year 2004, we anticipate the majority of our capital expenditures will be focused on the following:  (1) requirements of our existing company-operated stores, primarily equipment replacement and new computer hardware, (2) upgrades and remodeling costs associated with the revitalization of our concept, (3) a modest amount of new company-operated store development related to approximately four to six new store openings, (4) a modest amount of capital spent on our manufacturing operations and (5) additional capital for our support center in Golden, Colorado, primarily related to spending on information technology upgrades and maintenance.

Based upon our projections for fiscal 2004 and beyond, we believe that the cash flow from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

Our AmSouth Revolver is a $15 million senior secured revolving credit facility, which matures on July 8, 2006. At June 29, 2004, our unused credit facility totaled $10.0 million, net of outstanding letters of credit of $5.0 million.

Our credit facility contains financial covenants relating to the maintenance of leverage and coverage ratios. The credit facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, capital expenditures and minimum EBITDA as defined in the agreement. We were in compliance with all covenants at June 29, 2004 and do not anticipate that the covenants will impact our ability to borrow under our credit facility for its remaining term.

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

At June 29, 2004, we had unrestricted cash of $10.3 million and short-term restricted cash of $1.2 million. We reduced our working capital deficit to $21.7 million at June 29, 2004 compared with a working capital deficit of $23.6 million at December 30, 2003. Additionally, we experienced an improvement of $6.6 million in our cash operating performance (defined as net loss as adjusted for non-cash charges). We believe this improvement is a direct result of our ability to better manage fixed and variable elements of our cost of sales and an overall reduction in spending dollars for general and administrative purposes. We also generated $1.7 million in free cash flow during the twenty-six weeks ended June 29, 2004.

Cash operating performance and free cash flow are not intended to represent cash flow from operations in accordance with accounting principles generally accepted in the United States (GAAP) and should not be used as an indicator of operating performance or to cash flow as a measure of liquidity. Rather, our cash operating performance and free cash flow are a basis upon which we measure our financial performance, as well as our ability to pay down debt, save cash for future use and build shareholder equity. We also believe that the presentation of these calculations provides meaningful non-GAAP financial measures to help investors understand and compare business trend among different reporting periods on a consistent basis. Cash operating performance and free cash flow are not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

	Twenty-six weeks ended
	June 29, 2004	July 1, 2003
Reconciliation of Net Loss to Cash Operating Performance:
Net loss	$(7,306)	$(20,857)
Adjustments for non-cash charges:
Depreciation and amortization	10,582	14,297
Stock-based compensation expense	35	—
Loss on disposal of assets	1,713	—
Adjustments of integration and reorganization costs	(799)	—
Cumulative change in fair value of derivatives	—	70
Amortization of debt issuance and debt discount costs	908	2,212
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	1,238
Greenlight non-cash interest	—	1,025
Cash Operating Performance	$5,133	$(1,505)

	Twenty-six weeks ended
	June 29, 2004	July 1, 2003
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$5,435	$1,219
Less: purchases of fixed assets	(3,687)	(3,494)
Free Cash Flow	$1,748	$(2,275)

During the twenty-six weeks ended June 29, 2004, operations generated $5.4 million of cash compared to $1.2 million during the twenty-six weeks ended July 1, 2003. We believe we will continue to see improvements in our company operated store cash operating performance during the next quarter. Due to the timing of the cash interest payment under our $160 Million Indenture, which is due January 1 and July 1, we anticipate consuming cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we anticipate generating cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions. We believe the cash generated during the twenty-six weeks ended June 29, 2004 and December 28, 2004, along with the availability under our AmSouth Revolver will be adequate to satisfy our cash obligations.

During the twenty-six weeks ended June 29, 2004, we used $3.7 million of cash to purchase additional property and equipment which included $1.0 million for new stores, $1.9 million for replacement and new equipment at our existing company-operated stores, $0.3 million for our manufacturing operations and $0.5 million for general corporate purposes.

During the twenty-six weeks ended June 29, 2004, we used $1.0 million of cash to reduce our debt outstanding on the AmSouth Revolver.

Contractual Obligations

There were no material changes to our contractual obligations during the twenty-six weeks ended June 29, 2004. For information regarding our contractual obligations at December 30, 2003, see our Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

Guarantees

In the past, we would sometimes guarantee leases for the benefit of certain of our franchisees. The lease guarantees extend through 2008. Under the guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. As of June 29, 2004, our maximum exposure under this contingent liability was approximately $2.0 million.

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

We have a high level of debt and are highly leveraged. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other factors, could:

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

The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited control over fluctuations in the price of commodities, and we may not be able to pass through any cost increases to our customers. We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. All of these factors could adversely affect our business and financial results.

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

We are dependent upon an available labor pool of unskilled employees, many of whom are hourly employees whose wages may be affected by an increase in the federal or state minimum wage. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of employees from management to hourly employees could affect our labor cost. For example, new federal overtime regulations under the Fair Labor Standards Act, which go into effect on August 23, 2004, may impact the classification of several of our positions. We are continuing to evaluate the specific impact of these changes. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash available to service our debt obligations if we are unable to recover these increases by raising the prices we charge our customers.

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

We rely in part on our franchisees.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, franchisees may not have the business acumen or financial resources necessary to operate successful franchises in their franchise areas. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our ability to collect royalties, our reputation, our brands and our ability to attract prospective franchisees.

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

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 97 percent of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors.  One of our directors is a current employee of Greenlight. The remaining five directors are not affiliated with Greenlight.

Our common stock is not currently listed on any stock exchange or Nasdaq. As a result, we are not subject to corporate governance rules recently adopted by the New York Stock Exchange, American Stock Exchange and Nasdaq requiring a majority of directors to be independent and requiring compensation and nominating committees that are composed solely of independent directors. However, we are subject to rules requiring that the audit committee consist entirely of independent directors. Under the rules of these stock exchanges and Nasdaq, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and except for the rules relating to independence of the audit committee, is exempt from the above-mentioned independence rules. Since Greenlight beneficially owns approximately 97% of our common stock, we may take advantage of the controlled company exemption if our common stock becomes listed on an exchange or Nasdaq in the future. As a result, our stockholders do not have, and may never have the protections that these rules are intended to provide.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall.  The perception among investors that these sales will occur could also produce this effect.  Our majority stockholder Greenlight beneficially owns approximately 97 percent of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock. Additionally, holders of outstanding warrants may convert and sell the underlying shares in the public market. Pursuant to our obligations under registration rights agreements, we are currently registering 957,872 shares of common stock underlying certain warrants, of which Greenlight owns warrants to purchase approximately 493,683 shares of our common stock. Sales of shares or a perception that there will be sales of the underlying shares could also cause a decrease in the market price of our common stock.

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

Before May 22, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol “NWCI.OB.” On May 22, 2002, our common stock was removed from the eligible list on the OTC Bulletin Board for a failure to comply with NASD Rule 6530, which resulted from our failure to timely file our Form 10-K for the year ended January 1, 2002.  Before November 27, 2001, our common stock was quoted on the Nasdaq National Market under the symbol “NWCI.”  Effective November 27, 2001, NASDAQ delisted our common stock from the Nasdaq National Market due to corporate governance violations and public interest concerns.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Through June 29, 2004, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt as of June 29, 2004 is principally comprised of the $160 Million Indenture due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Indenture is fixed. The interest rate on the AmSouth Revolver does fluctuate with changes in the prime rate, but is minor in relation to interest expense in our results of operations and financial condition.

Item 4.  Controls and Procedures

Our chief executive officer and our principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2004. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

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

During the fiscal quarter ended June 29, 2004, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.

JUNE 29, 2004

Item 1.    Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 6 to our Consolidated Financial Statements set forth in Part I of this report.

Item 2.    Changes in Securities and Use of Proceeds

During the thirteen weeks ended June 29, 2004, we received consideration of $568 and issued 557 shares of our common stock upon the exercise of certain warrants granted by us subject to registration rights agreements. We issued these warrants to the warrant holder in a private financing transaction related to our issuance of increasing rate notes which were repaid in July 2003.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Proxy Statement dated April 6, 2004 for the Annual Meeting of Shareholders held on May 20, 2004, as filed with Securities and Exchange Commission on April 8, 2004 is incorporated herein by reference.

1)     The Annual Meeting of Shareholders of the Company was held on May 20, 2004.

2)     Each of the nominees, as described in the Proxy Statement reference above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his successor is elected and qualified.

Name	Vote For	Votes Against or Withheld
John S. Clark, II	9,799,470	4,171
E. Nelson Heumann	9,799,470	4,171
Frank C. Meyer	9,799,470	4,171
Paul J.B. Murphy, III	9,799,470	4,171
S. Garrett Stonehouse, Jr.	9,799,470	4,171
Leonard Tannenbaum	9,799,471	4,171

3)     The following matter was also voted upon at the meeting and approved by the shareholders:

a)     Proposal to approve the Executive Employee Incentive Plan

Votes For	Votes Against	Abstentions
9,587,428	7,763	2,553

b)    Proposal to approve the Stock Option Plan for Independent Directors

Votes For	Votes Against	Abstentions
9,585,688	9,706	2,350

c)     Proposal to ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending December 28, 2004

Votes For	Votes Against	Abstentions
9,800,921	1,672	1,048

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

31.1         Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K filed during the quarter ended June 29, 2004:

A report on Form 8-K dated May 10, 2004 under Items 5 and 7, was filed with the Securities and Exchange Commission on May 13, 2004. The Form 8-K furnished a copy of the Company’s press release and conference call script relating to financial results for the thirteen weeks ended March 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.

Date:	August 5, 2004	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chairman and Chief Executive Officer

Date:	August 5, 2004	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer