Form 10-Q
period 2004-09-28
NEW WORLD RESTAURANT GROUP INC
filed 2004-11-12
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2004

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

As of November 8, 2004, 9,842,385 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

September 28, 2004

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 2004 AND DECEMBER 30, 2003

(in thousands, except share information)

	September 28, 2004	December 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,862	$9,575
Restricted cash	1,267	1,815
Franchise and other receivables, net of allowance of $2,904 and $3,310	6,372	5,842
Inventories	4,682	4,831
Prepaid expenses and other current assets	2,039	2,650
Total current assets	16,222	24,713

Restricted cash long-term	2,925	3,036
Property, plant and equipment, net	61,419	67,800
Trademarks and other intangibles, net	79,304	85,431
Goodwill	4,875	4,875
Debt issuance costs and other assets	7,813	9,170
Total assets	$172,558	$195,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$1,978	$—
Accounts payable	7,867	8,189
Accrued expenses	27,071	37,871
Short term debt and current portion of long-term debt	280	2,105
Current portion of obligations under capital leases	5	180
Total current liabilities	37,201	48,345

Senior notes and other long-term debt	161,120	161,120
Obligations under capital leases	10	29
Other liabilities	9,819	10,397
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	265,150	276,891

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,842,385 and 9,841,828 shares issued and outstanding	10	10
Additional paid-in capital	175,791	175,585
Unamortized stock compensation	(154)	—
Accumulated deficit	(268,239)	(257,461)
Total stockholders’ deficit	(92,592)	(81,866)
Total liabilities and stockholders’ deficit	$172,558	$195,025

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

(UNAUDITED)

(in thousands, except earnings per share and related share information)

	Thirteen weeks ended:		Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
Revenues:
Retail sales	$84,763	$86,975	$256,982	$266,302
Manufacturing revenues	4,913	4,798	15,270	15,976
Franchise and license related revenues	1,503	1,454	4,287	3,909

Total revenues	91,179	93,227	276,539	286,187

Cost of sales:
Retail costs	70,315	74,277	213,805	224,616
Manufacturing costs	4,603	4,436	13,623	14,559

Total cost of sales	74,918	78,713	227,428	239,175

Gross profit	16,261	14,514	49,111	47,012

Operating expenses:
General and administrative expenses	8,442	9,716	25,260	30,574
Depreciation and amortization	5,182	7,128	15,764	21,425
Adjustment of integration and reorganization cost	(44)	(153)	(843)	(153)
Impairment charges and other related costs	402	—	402	—

Income (loss) from operations	2,279	(2,177)	8,528	(4,834)

Other expense (income):
Interest expense, net	5,723	10,188	17,426	28,458
Cumulative change in the fair value of derivatives	—	(1,063)	—	(993)
Loss (gain) on sale, disposal or abandonment of assets, net	273	(390)	1,985	(592)
Loss on exchange of Series F Preferred Stock due to Equity Recap	—	23,007	—	23,007
Other	(98)	255	(197)	(113)

Loss before income taxes	(3,619)	(34,174)	(10,686)	(54,601)

Benefit (provision) for state income taxes	147	—	(92)	(430)

Net loss	(3,472)	(34,174)	(10,778)	(55,031)
Dividends and accretion on Preferred Stock	—	—	—	(14,423)

Net loss available to common stockholders	$(3,472)	$(34,174)	$(10,778)	$(69,454)

Net loss per common share – Basic and Diluted	$(0.35)	$(13.55)	$(1.10)	$(36.87)

Weighted average number of common shares outstanding:
Basic and Diluted	9,842,385	2,521,491	9,842,169	1,883,770

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

(UNAUDITED)

(in thousands)

	Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,778)	$(55,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,764	21,425
Stock based compensation expense	51	—
Loss (gain) on disposal of assets and impairment charges	2,215	(592)
Adjustments of integration and reorganization costs	(843)	(153)
Cumulative change in fair value of derivatives	—	(993)
Amortization of debt issuance and debt discount costs	1,387	2,675
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	3,132
Greenlight interest	—	1,025
Loss on exchange of Series F Preferred Stock due to Equity Recap	—	23,007
Reduction in Bridge Loan due to Equity Recap	—	(615)
Changes in operating assets and liabilities:
Franchise and other receivables	(530)	(46)
Cash overdraft	1,978	—
Accounts payable and accrued expenses	(10,279)	2,289
Other assets and liabilities	617	(2,999)

Net cash used in operating activities	(418)	(6,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,605)	(5,838)
Proceeds from the sale of equipment	134	546

Net cash used in investing activities	(5,471)	(5,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of line of credit, net	(1,000)	(1,500)
Repayment of notes payable	(825)	(801)
Proceeds from issuance of $160 Million Indenture	—	160,000
Repayment of $140 Million Facility	—	(140,000)
Advance funding of NJEDA (restricted cash)	—	(2,028)
Debt issuance costs	—	(8,538)
Common stock issued upon warrant exercise	1	—

Net cash provided by (used in) financing activities	(1,824)	7,133

Net decrease in cash	(7,713)	(4,525)
Cash and cash equivalents, beginning of period	9,575	10,705
Cash and cash equivalents, end of period	$1,862	$6,180

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,958	$16,993
Cash paid for income taxes	$572	$430

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004

(UNAUDITED)

(in thousands, except share information)

	Common Stock		Additional Paid In	Unamortized Stock	Accumulated Deficit
	Shares	Amount	Capital	Compensation	Amount	Total

Balance, December 30, 2003	9,841,828	$10	$175,585	$—	$(257,461)	$(81,866)
Net loss	—	—	—	—	(10,778)	(10,778)
Stock compensation expense of options granted	—	—	205	(205)	—	—
Amortization of stock compensation expense	—	—	—	51	—	51
Common stock issued upon warrant exercise	557	—	1	—	—	1

Balance, September 28, 2004	9,842,385	$10	$175,791	$(154)	$(268,239)	$(92,592)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Thirteen and thirty-nine weeks ended September 28, 2004 and September 30, 2003

1.             Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of September 28, 2004, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”), New World Coffee (“New World”), and Willoughby’s Coffee and Tea (“Willoughby’s”). Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of September 28, 2004 and December 30, 2003 and for the thirteen and thirty-nine weeks ended September 28, 2004 and September 30, 2003 have been prepared without audit (except for the balance sheet information as of December 30, 2003, which is derived from our audited financial statements). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 30, 2003. We believe that the disclosures are sufficient for interim financial reporting purposes.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

2.             Goodwill, Trademarks and Other Intangibles

Statement of Financial Accounting Standards (SFAS) No. 142 provides that goodwill and other indefinite-lived intangibles should not be amortized, but be subject to an annual assessment for impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The two-step approach to assess goodwill impairment requires that we first compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill and intangible assets. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities will determine the current implied fair value of the unit’s goodwill. The impairment tests relating to goodwill and indefinite-lived trademarks are performed as of year-end, unless events and circumstances indicate otherwise. During the thirteen weeks ended June 29, 2004, we began an evaluation of whether each of our brands should be a part of our overall strategic business plan. As a result of this evaluation, we determined that certain brands may no longer fit strategically. Accordingly, we performed an impairment analysis and determined that no impairment of these brands existed at June 29, 2004. We also performed a longevity analysis of certain brands and determined that certain trademarks had an estimated remaining useful life of 4 years. These trademarks were previously treated as a non-amortizing intangible and accordingly, were reclassified as an amortizing intangible at June 29, 2004. During the thirteen weeks ended September 28, 2004, no additional impairment indicators were present and accordingly no additional interim tests for impairment of goodwill, trademarks or amortizing intangibles were performed.

Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel Company, Inc.

Trademarks and other intangibles consists of the following (in thousands of dollars):

	September 28, 2004	December 30, 2003
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	2,062	—
Patents-manufacturing process	33,741	33,741
	41,188	39,126
Less accumulated amortization	(25,690)	(19,563)
Total amortizing intangibles, net	$15,498	$19,563

Non-amortizing intangibles:
Trademarks	63,806	65,868

Total trademarks and other intangibles, net	$79,304	$85,431

3.             Debt

Debt consists of the following (in thousands of dollars):

	September 28, 2004	December 30, 2003

$ 160 Million Indenture (a)	$160,000	$160,000
AmSouth Revolver (b)	—	1,000
Chesapeake Bagel Bakery Note Payable (c)	—	825
New Jersey Economic Development Authority Note Payable (d)	1,400	1,400
	161,400	163,225
Less current portion of debt	(280)	(2,105)

Long-term debt	$161,120	$161,120

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

The $160 Million Indenture contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of September 28, 2004, we were in compliance with all our financial and operating covenants.

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

The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10.0 million. This debt also contains usual and customary default provisions. As of September 28, 2004, we are in compliance with all of our financial and operating covenants.

Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively. As of September 28, 2004, the prime interest rate under the AmSouth Revolver was 4.5%.

We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At September 28, 2004, we had $5.0 million of letters of credit outstanding. The letters of credit expire on various dates during 2005, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims. Our availability under the AmSouth Revolver was $10.0 million at September 28, 2004.

Debt issuance costs are capitalized and amortized using the effective interest method over the term of the AmSouth Revolver.

(c)   Chesapeake Bagel Bakery Note Payable

As a part of the acquisition of the assets of Chesapeake Bagel Bakery, we entered into a note payable to the seller. The note provided for quarterly payments of interest only at 10%. The note was paid in full on August 31, 2004 according to its terms.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the September 28, 2004 and December 30, 2003 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Thirteen weeks ended:		Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003

Weighted average shares outstanding	9,842,385	2,521,491	9,842,169	1,883,770

Net loss available to common stockholders (in thousands of dollars)	$(3,472)	$(34,174)	$(10,778)	$(69,454)

Basic and diluted net loss per share	$(0.35)	$(13.55)	$(1.10)	$(36.87)

Shares contingently issuable included in the weighted average number of shares of common stock	—	982,200	—	805,731

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,802,120	99,438	1,802,120	17,829

5.             Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our fixed award stock options to our employees. As such, compensation expense is recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We apply the fair value-basis of accounting as prescribed by Statements of Financial Accounting Standards (SFAS) Nos. 123 and 148, Accounting for Stock-Based Compensation in accounting for our fixed award stock options to our consultants. Under SFAS Nos. 123 and 148, compensation expense is recognized based on the fair value of stock options granted.  Had compensation cost for stock options granted to employees been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Thirteen weeks ended:		Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003

Net loss available to common stockholders, as reported	$(3,472)	$(34,174)	$(10,778)	$(69,454)
Deduct: stock based compensation determined under the fair value method	(183)	(48)	(628)	(138)
Pro forma net loss available to common stockholders	$(3,655)	$(34,222)	$(11,406)	$(69,592)

Basic and diluted loss per common share:
As reported	$(0.35)	$(13.55)	$(1.10)	$(36.87)
Pro forma	$(0.37)	$(13.57)	$(1.16)	$(36.94)

Compensation cost of options granted for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen weeks ended:		Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
Expected life of options from date of grant	—	4.0 years	4.0 years	4.0 years
Risk-free interest rate	—	3.0%	3.1%	3.0%
Volatility	—	100.0%	100.0%	100.0%
Assumed dividend yield	—	0.0%	0.0%	0.0%

There were no options granted during the thirteen weeks ended September 28, 2004.

6.             Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. If we determine it to be more likely than not that the recovery of the asset is in question in the immediate, foreseeable future, we record a valuation allowance. On September 28, 2004 and September 30, 2003, we recorded a full valuation allowance against our net deferred tax asset. We will continue to record valuation allowances against additional deferred tax assets until such time that recoverability of such assets is demonstrated.

During the thirteen weeks ended September 28, 2004, we recorded a state income tax benefit of $147,000 as a result of finalization of our 2003 tax returns, representing the difference between our original estimates and actual taxes payable. The state income taxes recorded for the thirty-nine weeks ended September 28, 2004 represent our estimate of minimum state franchise taxes payable for 2004.

7.             Adjustment of Integration and Reorganization Cost

The adjustment of integration and reorganization cost primarily represents adjustments to previously recorded liabilities associated with the closing and corporate consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted down by $700,000 during the thirteen weeks ended March 30, 2004 as a result of this settlement.

8.             Impairment Charges and Other Related Costs

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted future cash flows, considering location, local competition, current store management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows or the expected proceeds, net of costs to sell, upon sale of the asset.

For the thirteen and thirty-nine weeks ended September 28, 2004, we recorded $402,000 in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of four under-performing restaurants.

9.             Loss on Disposal or Abandonment of Assets

For the thirteen and thirty-nine weeks ended September 28, 2004, we recorded a loss on disposal or abandonment of assets of approximately $0.3 million and $2.0 million, respectively, primarily due to the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

10.          Third Quarter 2003 Financings

Debt Financing – As further described in Note 3, on July 8, 2003, we issued $160 million in aggregate principal amount of 13% senior secured notes due in 2008 to replace our $140 million in aggregate principal amount of senior secured increasing rate notes due in 2003. On that same date, we also entered into a three-year, $15 million senior secured revolving credit facility with Am South Bank.

Equity Recapitalization – In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, our Mandatorily Redeemable Series F Preferred Stock was eliminated. In exchange, we issued 57,000 shares of our Mandatorily Redeemable Series Z Preferred Stock to Halpern Denny Fund III, L.P. (“Halpern Denny”) and we issued 9,380,843 shares of our common stock to Greenlight Capital and affiliates (“Greenlight”).

The exchange of the Halpern Denny interest resulted in a reduction of our effective dividend rate and as a result of this and other factors, we accounted for this transaction as troubled debt restructuring. This exchange did not result in a gain from troubled debt restructuring. The exchange of the Greenlight interest into common shares was recorded at fair value, which resulted in a loss upon exchange of approximately $23.0 million. Refer to our annual report on Form 10-K for the fiscal year ended December 30, 2003 for more information regarding this transaction.

11.          Litigation, Commitments and Contingencies

Guarantees

In the past, we would sometimes guarantee leases for the benefit of certain of our franchisees. The lease guarantees extend through 2008. Under the guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. As of September 28, 2004, our maximum exposure under these contingent liabilities was approximately $1.7 million.

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

On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer and Secretary, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of our board of directors.  The plaintiff claims breach of employment contract, breach of Messrs. Wedo and Nimmo’s fiduciary duties to plaintiff, defamation, violation of the New Jersey Conscientious Employee Protection Act, and for a declaration that the termination of plaintiff “for cause” was invalid.  We have answered and asserted counterclaims against Mr. Novack. On January 20, 2004, the Court granted our motion to dismiss the breach of fiduciary duty claims. On October 4, 2004, the Court granted the motion for summary judgment dismissing the plaintiff’s defamation claims against Messrs. Nimmo and Wedo, and denied the plaintiff’s and defendant’s remaining motions for summary judgment. We have accrued an estimate of the loss, but do not believe the resolution of this issue will have a material adverse effect on our consolidated financial condition or results of operations.

On June 4, 2003, R. Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against us and Anthony D. Wedo, our former Chairman and Chief Executive Officer, alleging causes of action for breach of contract, defamation, declaratory relief and punitive damages. We believe that the claims of Mr. Kamfar are without merit. We have answered and filed counterclaims against Mr. Kamfar, including claims for breach of fiduciary duty, fraud, and breach of contract.  Motions for summary judgment were filed on July 15, 2004. At this time, it is not possible to reasonably estimate the loss or range of loss, if any.

Investigations

On April 3, 2002, the Securities and Exchange Commission notified us that the Commission was conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing our Form 10-K for 2001. We have cooperated fully with the investigation as well as with a Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that, under applicable law and our by-laws, we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. We have advanced certain expenses in connection with these requests. At this time, it is not possible to reasonably estimate the loss or range of loss, if any.

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

12.          Recent Accounting Pronouncements

We have evaluated all recently issued but not yet effective accounting pronouncements and believe such pronouncements will not have a material effect on our financial statements.

13.          Subsequent Event - Sale of Assets of Willoughby’s Coffee & Tea

Effective October 6, 2004, we executed an Asset Purchase Agreement and sold the assets of Willoughby’s to the original founders.  The Willoughby’s business consisted of a coffee roasting plant, three retail locations and an office space. Components of the asset sale included, but were not limited to:

•          The “Willoughby’s Coffee & Tea” trade name, trademark and logo,

•          The “Serious Coffee” trademark,

•          The willoughbyscoffee.com domain name and existing website,

•          All property and equipment of Willoughby’s, and

•          Cash in drawer, accounts receivable, and inventory at all Willoughby’s locations.

Under the terms of agreement, we sold the assets for a total sales price of approximately $400,000, which was received in cash. In connection with the sale of Willoughby’s, we also executed a two-year supply agreement to purchase coffee from the buyer for our New World stores.

We have considered Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have determined that the revenues, cost of sales, other operating expenses and the net book value of the assets related to the sale of the coffee roasting plant and three retail locations included in the Willoughby’s business were immaterial in relation to our Einstein Bros., Noah, Chesapeake and Manhattan restaurants, as well as the financial statements taken as a whole. Accordingly, we have not presented discontinued operations in the accompanying consolidated statements of operations for the thirteen and thirty-nine weeks ended September 28, 2004 and September 30, 2003, respectively, nor have we reflected assets as held for sale in the accompanying consolidated balance sheet as of September 28, 2004.  We have determined that net book value of the assets is less than the sales price and accordingly, no impairment existed at September 28, 2004.

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

Business Overview

We are a leader in the quick casual segment of the restaurant industry. With 707 locations in 33 states and in the District of Columbia as of September 28, 2004, we operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate a dough production facility. We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

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

Current Events

Effective October 6, 2004, we completed the sale of the Willoughby’s Coffee & Tea business in Connecticut. The business was sold to the original founders for a total sales price of approximately $400,000, which was received in cash. In connection with the transaction, we also executed a two-year supply agreement to purchase coffee from the buyer for our New World stores. The transaction allowed us to place a non-core asset in the hands of experienced operators and, concurrently, assure a quality source of supply for our New World Coffee shops.

On October 13, 2004, we announced that E. Nelson Heumann was named Chairman of the Board of Directors. Paul Murphy, Chief Executive Officer, who had been serving as Acting Chairman since October 2003, will continue on the Board as a Director. Additionally, Michael W. Arthur was elected as a Director to our Board expanding the panel to seven members. Mr. Arthur will also serve on the Audit Committee and has been designated as the “financial expert.” Other members of the Audit Committee are Directors Leonard Tannenbaum and Frank Meyer.

Also on October 13, 2004, we announced that Susan Daggett, who had been Chief Operating Officer since October 2003, was named to the new position of Chief Strategy Officer.  Mike Mrlik, formerly the Executive Vice President of Operations, was promoted to Chief Operating Officer.

On October 14, 2004, we announced the introduction of our new test concept, Einstein Bros. Café. In addition to our core bagel offerings and expanded breakfast menu, the new concept offers a lunch and dinner menu with a culinary focus on innovative items using fresh and high quality ingredients. The first unit of the quick casual restaurant, located within Denver’s Stapleton neighborhood, opened on October 18, 2004.  On November 1, 2004, we retrofitted one additional Einstein Bros. restaurant in the Denver, Colorado market and by the end of fiscal year 2004, we intend to retrofit all three of our Einstein Bros. restaurants in the Colorado Springs, Colorado market.  Conversion of the remaining Einstein Bros. Bagel locations will be rolled out on a market-by-market basis.

Significant Known Events, Trends or Uncertainties Expected to Impact 2004 Results

The following factors impact comparability of operating performance or could impact comparisons for the remainder of 2004.

Economic Trends

We anticipate that our business will be affected by general economic trends that affect retailers in general. While we have not operated during a period of high inflation, we believe based on industry experience that we would generally be able to pass on increased costs resulting from inflation to our consumers. Our business may be affected by other factors, including increases in the commodity prices of flour, butter and/or fresh produce, energy costs, existing and additional competition, marketing programs, weather and variations in the number of company-owned or licensed location openings.

Although few, if any, employees are paid at the minimum wage, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees.

Revenue Trends

Due to the increasing competitive pressure of the restaurant industry, we continued to experience lower retail sales during the thirteen weeks ended September 28, 2004. Additionally, recent dietary trends and negative publicity on products high in carbohydrate content may have had and may continue to have an adverse impact on our sales. We believe that we are addressing these trends with modifications to our menus via pricing increases, as well as limited time offerings of seasonal menu items. We anticipate that these planned price changes will have the effect of increasing our average check in future periods. We have also begun implementation of modifications to our customer service system of our company-operated restaurants. We believe that, as a result of these modifications, we have begun to experience little to no further deterioration in October 2004 comparable store sales as compared to the same period in the prior year.

As previously discussed, we opened our first Einstein Bros. Café on October 18, 2004 in the Denver, Colorado market. On November 1, 2004, we retrofitted one additional Einstein Bros. restaurant in the Denver, Colorado market and by the end of fiscal year 2004, we intend to retrofit all three of our Einstein Bros. restaurants in the Colorado Springs, Colorado market.

We will operate the new concept restaurants for approximately 90 days after which we intend to study the financial and operating performance of the restaurants in order to determine modifications necessary, if any, to our menu offerings and/or the physical layout of our restaurants before commencing a staggered rollout to additional markets in 2005.

We believe that by retrofitting existing restaurants on a market-by-market basis, we can ensure minimal supply chain disruption and send a consistent marketing message within each market.

Expense Trends

Commodities - Currently, the restaurant industry is experiencing increases in the cost of dairy and other raw ingredients, as well as increases in fuel and energy costs. During the current fiscal quarter, we saw the impact of such increases in our food costs, packaging materials, utility bills and transportation charges and we believe this trend will continue through the remainder of the year. For the quarter and year-to-date period ended September 28, 2004, we experienced a negative impact of approximately $0.5 million and $1.8 million, respectively, in our margins due to increases in commodity costs.

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

Weather  - Adverse weather experienced in the southeastern United States during September and October 2004 significantly destroyed crops already in the ground, as well as delayed fall plantings. The result of delayed plantings and expected lower yields/quality is anticipated to be increased costs and added pressure on suppliers from the desert regions and Mexico throughout the fall season, early winter and possibly beyond depending on the future weather. Additionally, hurricanes caused many of our restaurants in Florida to be closed for a short period of time due to evacuations and power shortages. During the quarter ended September 28, 2004, we estimate a loss of approximately $0.5 million in revenue due to the temporary closures. The loss of revenue resulted in a negative impact to our margins of approximately $0.3 million. We have filed a claim under our business interruption insurance coverage. At this time, we have not recorded any gain contingency associated with the estimated losses that we believe our covered under our business interruption insurance policy.

Store Portfolio Strategy

From time to time, we close restaurants that are performing poorly, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit. Generally, the closures coincide with the expiration of an existing lease and result in little or no impairment charges.

The following table details the total restaurants open at the end of the respective third quarter:

	Company owned	Licensed	Franchised	Total
Einstein Bros.:
2004	371	53	—	424
2003	373	30	—	403
Noah’s:
2004	78	3	—	81
2003	83	3	—	86
Manhattan:
2004	—	—	154	154
2003	—	—	188	188
Chesapeake:
2004	—	—	32	32
2003	—	—	44	44
New World Coffee/Willoughby’s:
2004	7	—	9	16
2003	8	—	11	19
Total Restaurants:
2004	456	56	195	707
2003	464	33	243	740

We believe we have a strong platform for growth through store licensing of our Einstein and Noah’s brands. During the latter half of 2003, we began expansion of our licensed stores. During the thirty-nine weeks ended September 28, 2004, we added 15 new licensed stores. We anticipate opening an additional 1 - 3 licensed stores during the fourth quarter of 2004.

The licensing program is available to qualified foodservice operators and typically requires an upfront license fee that is fully earned at the time when we have substantially performed our required services in accordance with the license agreement, which generally coincides with the commencement of licensee operations. Stores are developed on college campuses, hospitals, airports, military installations and other locations. The licensed stores are generally opened during the third and fourth calendar quarters consistent with the timing of many government and higher education projects and federal funding. We typically receive continuing royalties on sales from each licensed store location. Our licensees are not required to buy all of their proprietary products directly from us, but rather their product sources must be approved by us.

Our Manhattan and Chesapeake brands primarily represent our franchise base. Our franchised locations generate a recurring revenue stream through royalty payments on sales from each franchised location and create a built-in customer base for our manufacturing operations.

We continually evaluate the rationale for each of our brands with a view toward determining whether the brand should be a part of our overall strategic business plan.

Results of Operations

	For the thirteen weeks ended				Increase (Decrease)	For the thirty-nine weeks ended				Increase (Decrease)
	(in thousands)		(percent of revenue)			(in thousands)		(percent of revenue)
	Sept 28, 2004	Sept 30, 2003	Sept 28, 2004	Sept 30, 2003	2004 vs. 2003	Sept 28, 2004	Sept 30, 2003	Sept 28, 2004	Sept 30, 2003	2004 vs. 2003
Revenues:
Retail sales	84,763	86,975	93.0%	93.3%	-2.5%	256,982	266,302	92.9%	93.1%	-3.5%
Manufacturing revenues	4,913	4,798	5.4%	5.1%	2.4%	15,270	15,976	5.5%	5.6%	-4.4%
Franchise and license related revenues	1,503	1,454	1.6%	1.6%	3.4%	4,287	3,909	1.6%	1.4%	9.7%

Total revenues	91,179	93,227	100.0%	100.0%	-2.2%	276,539	286,187	100.0%	100.0%	-3.4%

Cost of sales:
Retail costs	70,315	74,277	77.1%	79.7%	-5.3%	213,805	224,616	77.3%	78.5%	-4.8%
Manufacturing costs	4,603	4,436	5.0%	4.8%	3.8%	13,623	14,559	4.9%	5.1%	-6.4%

Total cost of sales	74,918	78,713	82.2%	84.4%	-4.8%	227,428	239,175	82.2%	83.6%	-4.9%

Gross profit:
Retail	14,448	12,698	15.8%	13.6%	13.8%	43,177	41,686	15.6%	14.6%	3.6%
Manufacturing	310	362	0.3%	0.4%	-14.4%	1,647	1,417	0.6%	0.5%	16.2%
Franchise and license	1,503	1,454	1.6%	1.6%	3.4%	4,287	3,909	1.6%	1.4%	9.7%
Total gross profit	16,261	14,514	17.8%	15.6%	12.0%	49,111	47,012	17.8%	16.4%	4.5%

General and administrative expenses	8,442	9,716	9.3%	10.4%	-13.1%	25,260	30,574	9.1%	10.7%	-17.4%

Depreciation and amortization	5,182	7,128	5.7%	7.6%	-27.3%	15,764	21,425	5.7%	7.5%	-26.4%
Adjustment of integration and reorganization cost	(44)	(153)	0.0%	-0.2%	-71.2%	(843)	(153)	-0.4%	-0.1%	*
Impairment charges and other related costs	402	—	0.4%	0.0%	*	402	—	0.1%	0.0%	*

Income (loss) from operations	2,279	(2,177)	2.5%	-2.3%	*	8,528	(4,834)	3.1%	-1.7%	*

Other expense (income):
Interest expense, net	5,723	10,188	6.3%	10.9%	-43.8%	17,426	28,458	6.3%	9.9%	-38.8%
Cumulative change in the fair value of derivatives	—	(1,063)	0.0%	-1.1%	*	—	(993)	0.0%	-0.3%	*
Loss (gain) on sale, disposal or abandonment of assets, net	273	(390)	0.3%	-0.4%	*	1,985	(592)	0.7%	-0.2%	*
Loss on exchange of Series F Preferred Stock	—	23,007	0.0%	24.7%	*	—	23,007	0.0%	8.0%	*
Other	(98)	255	-0.1%	0.3%	*	(197)	(113)	-0.1%	0.0%	74.3%

Loss before income taxes	(3,619)	(34,174)	-4.0%	-36.7%	-89.4%	(10,686)	(54,601)	-3.9%	-19.1%	-80.4%

* not meaningful

This table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

We operate as a single business segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

Revenues

Total revenues for the thirteen and thirty-nine weeks ended September 28, 2004 were consistent with our expectations. Our total revenues decreased 2.2% and 3.4% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, when compared to the same periods in fiscal 2003. The decreases primarily resulted from the dollar decline in retail sales (e.g. company-operated store sales which represents the most significant component of revenue).  Our retail comparable store sales decrease of 1.6% and 3.4% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, consisted of a 6.3% and 6.3% reduction in transactions partially offset by a 5.0% and 3.1% increase in average check primarily related to both an increase in menu pricing and a shift in product mix to higher priced items. Comparable store sales represent sales at stores that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales and as “comp sales” within the restaurant industry.

Gross Profit

Our total gross profit improved 12.0% and 4.5% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, when compared to the same periods in fiscal 2003. The improvement was primarily due to improvements in our retail costs of sales. Our retail margins improved by 13.8% for the thirteen weeks ended September 28, 2004 when compared to the same period in fiscal 2003. All store-level operating expenses other than depreciation, amortization and taxes impact our retail margins. For the thirteen weeks ended September 28, 2004, approximately $1.9 million of the improvement we have experienced is attributable to our decision to reduce marketing expenditures as we focus on modifications to our customer service system, menu offerings and the “look and feel” of our company-operated restaurants. Additionally we have experienced an improvement in labor utilization and reductions in group insurance claims of approximately $2.4 million, offset by increases of approximately $0.5 million in commodity costs. We will continue to implement solutions that improve our margins but expect this trend to level out during the next quarter, as many of our store-level cost reduction initiatives will have been in place for approximately one year.

Hurricanes caused many of our restaurants in Florida to be closed for a short period of time due to evacuations and power shortages. During the quarter ended September 28, 2004, we estimate a loss of approximately $0.5 million in revenue due to the temporary closures. The loss of revenue resulted in a negative impact to our margins of approximately $0.3 million. We have filed a claim under our business interruption insurance coverage. At this time, we have not recorded any gain contingency associated with the estimated losses that we believe are covered under our business interruption insurance coverage.

Other Expenses

Our general and administrative expenses decreased 13.1% and 17.4% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, when compared to the same periods in fiscal 2003. The decline in general and administrative expenses is primarily due to reduced spending of $0.7 million and $2.2 million, respectively, for the thirteen and thirty-nine weeks ended September 28, 2004, for non-capitalizable legal and consulting expenses associated with our debt refinancing and equity recapitalization, and the re-audit of our 2000 and 2001 financial results that occurred during 2003.

Our depreciation and amortization expenses decreased 27.3% and 26.4% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, when compared to the same periods in fiscal 2003. The decreases in depreciation and amortization expense are primarily due to a portion of our asset base becoming fully depreciated during the fiscal year 2004. In the near future, we anticipate spending additional capital on existing stores, which would result in a corresponding increase in our depreciable asset base, and thus depreciation expense. Over the past several years, former management did not invest significant capital in our store equipment due to limited availability of resources and covenant restrictions under our former credit facilities. During the current year, we have placed greater emphasis on the requirements of our existing company-operated stores. For additional information, see the discussion under “Liquidity and Capital Resources.”

The adjustment of integration and reorganization cost primarily represents adjustments to previously recorded liabilities associated with the closing and corporate consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted down by $700,000 during the thirteen weeks ended March 30, 2004 as a result of this settlement.

For the thirteen and thirty-nine weeks ended September 28, 2004, we recorded $402,000 in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of four under-performing restaurants.

Interest expense decreased 43.8% and 38.8% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, when compared to the same periods in fiscal 2003. The primary cause of the decline in interest expense is the result of the debt refinancing that occurred during the third quarter of fiscal 2003. As a result of the debt refinancing, our interest rate on our primary debt facility declined from 19% to 13% per year.

For the thirty-nine weeks ended September 28, 2004, we recorded a loss on disposal or abandonment of assets of approximately $2.0 million, primarily due to the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, our Mandatorily Redeemable Series F Preferred Stock was eliminated. In exchange, we issued 57,000 shares of Series Z Preferred Stock to Halpern Denny Fund III, L.P. and we issued 9,380,843 shares of our common stock to Greenlight Capital and affiliates.  The exchange of the Halpern Denny interest resulted in a reduction of our effective dividend rate and as a result of this and other factors, we accounted for this transaction as troubled debt restructuring. This exchange did not result in a gain from troubled debt restructuring. The exchange of the Greenlight interest into common shares was recorded at fair value, which resulted in a loss upon exchange of approximately $23.0 million. Refer to our annual report on Form 10-K for the fiscal year ended December 30, 2003 for more information regarding this transaction.

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

For the remainder of fiscal year 2004, we anticipate the majority of our capital expenditures will be focused on the following:  (1) requirements of our existing company-operated stores, primarily equipment replacement and new computer hardware, (2) upgrades and remodeling costs associated with the openings of Einstein Bros. Café , (3) capital spent on our manufacturing operations and upgrades to our bagel manufacturing equipment located at our contract manufacturer’s site and (4) additional capital for our support center in Golden, Colorado, primarily related to spending on information technology upgrades and maintenance.

Based upon our projections for fiscal 2004 and beyond, we believe that the cash flow from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

Our AmSouth Revolver is a $15 million senior secured revolving credit facility, which matures on July 8, 2006. On September 28, 2004, our unused credit facility totaled $10.0 million, net of outstanding letters of credit of $5.0 million. Our credit facility contains financial covenants relating to the maintenance of leverage and coverage ratios. The credit facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, capital expenditures and minimum EBITDA as defined in the agreement. We were in compliance with all covenants at September 28, 2004 and do not anticipate that the covenants will impact our ability to borrow under our credit facility for its remaining term.

We are currently in discussions with AmSouth to increase the amount of our senior secured revolving credit facility and potentially convert some portion of the facility to a term loan. Such modifications would assist in increasing our letter of credit capacity, as well as, increasing limits on capital spending for future years.

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

On September 28, 2004, we had unrestricted cash of $1.9 million and short-term restricted cash of $1.3 million. We reduced our working capital deficit to $21.0 million on September 28, 2004 compared with a working capital deficit of $23.6 million on December 30, 2003. Additionally, we experienced an improvement of $13.4 million in our cash operating performance (defined as net loss as adjusted for non-cash charges). We believe this improvement is a direct result of our ability to better manage fixed and variable elements of our cost of sales and an overall reduction in spending dollars for general and administrative purposes. We also improved our free cash flow deficit by $6.0 million during the thirty-nine weeks ended September 28, 2004 compared to the same period in the prior year.

Cash operating performance and free cash flow are not intended to represent cash flow from operations in accordance with accounting principles generally accepted in the United States (GAAP) and should not be used as an indicator of operating performance or to cash flow as a measure of liquidity. Rather, our cash operating performance and free cash flow are a basis upon which we measure our financial performance, as well as our ability to pay down debt, save cash for future use and build shareholder equity. We also believe that the presentation of these calculations provides meaningful non-GAAP financial measures to help investors understand and compare business trends among different reporting periods on a consistent basis. Cash operating performance and free cash flow are not necessarily comparable to other similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

	Thirty-nine weeks ended:
	Sept 28, 2004	Sept 30, 2003
Reconciliation of Net Loss to Cash Operating Performance:
Net loss	$(10,778)	$(55,031)
Adjustments for non-cash charges:
Depreciation and amortization	15,764	21,425
Stock-based compensation expense	51	—
Loss (gain) on disposal of assets and impairment charges	2,215	(592)
Adjustments of integration and reorganization costs	(843)	(153)
Cumulative change in fair value of derivatives	—	(993)
Amortization of debt issuance and debt discount costs	1,387	2,675
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	3,132
Greenlight non-cash interest		1,025
Loss on exchange of Series F Preferred Stock due to Equity Recap		23,007
Reduction in Bridge Loan due to Equity Recap	—	(615)
Cash Operating Performance	$7,796	$(5,610)

	Thirty-nine weeks ended:
	Sept 28, 2004	Sept 30, 2003
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:
Net cash used in operating activities	$(418)	$(6,366)
Less: purchases of fixed assets	(5,605)	(5,838)
Free Cash Flow	$(6,023)	$(12,204)

During the thirty-nine weeks ended September 28, 2004, operations consumed $0.4 million of cash, primarily attributable to two semi-annual interest payments of approximately $20.4 million in the aggregate under our $160 Million Indenture, compared to consumption of $6.4 million during the thirty-nine weeks ended September 30, 2003. We believe we will continue to see improvements in our cash operating performance during the next quarter. Due to the timing of the cash interest payment under our $160 Million Indenture, which is due each January 1 and July 1, we generally consume cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we generally generate cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions. We believe the cash generated from our company-operated stores, along with the availability under our AmSouth Revolver will be adequate to satisfy our cash obligations in the future.

During the thirty-nine weeks ended September 28, 2004, we used $5.6 million of cash to purchase additional property and equipment which included $1.0 million for new stores, $3.5 million for replacement and new equipment at our existing company-operated stores, $0.3 million for our manufacturing operations and $0.8 million for general corporate purposes.

During the thirty-nine weeks ended September 28, 2004, we used $1.0 million of cash to reduce our debt outstanding on the AmSouth Revolver and approximately $0.8 million to repay our obligations under the Chesapeake Bagel Bakery Note Payable.

Contractual Obligations

There were no material changes to our contractual obligations during the thirty-nine weeks ended September 28, 2004. For information regarding our contractual obligations at December 30, 2003, see our Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

Guarantees

In the past, we would sometimes guarantee leases for the benefit of certain of our franchisees. The lease guarantees extend through 2008. Under the guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. As of September 28, 2004, our maximum exposure under this contingent liability was approximately $1.7 million.

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

Our success depends in part on our ability to understand and satisfy our customers’ needs. We believe successful deployment of our current business strategy will address customers’ needs and contribute to overall company growth.  While we believe our new Einstein Bros. Cafe concept will revitalize this brand, its success is dependent upon various factors, including customer acceptance of new menu offerings, the new look and feel of the restaurant, and new service system. In addition, the availability of capital and opportunities to make modifications to existing stores will be significant factors in the success of our business strategy. If we improperly perceive customers’ needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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

There is intense competition in the restaurant industry for personnel, real estate, advertising space, and customers, among other things.

Our industry is intensely competitive and there are many well-established competitors with substantially greater financial and other resources than we have. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. In addition, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to obtain real estate, advertising space, and retain customers and personnel.

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

We are dependent upon an available labor pool of employees, many of whom are hourly employees whose wages may be affected by an increase in the federal or state minimum wage. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of employees from management to hourly employees could affect our labor cost. For example, new federal overtime regulations under the Fair Labor Standards Act, which went into effect on August 23, 2004, may impact the classification of several of our positions. We are continuing to evaluate the specific impact of these changes. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash available to service our debt obligations if we are unable to recover these increases by raising the prices we charge our customers.

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

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 97 percent of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight. The remaining six directors are not affiliated with Greenlight.

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

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall.  The perception among investors that these sales will occur could also produce this effect.  Our majority stockholder Greenlight beneficially owns approximately 97 percent of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock. Additionally, holders of outstanding warrants may convert and sell the underlying shares in the public market. Pursuant to our obligations under registration rights agreements, we recently registered 957,872 shares of common stock underlying certain warrants, of which Greenlight owns warrants to purchase approximately 493,683 shares of our common stock. Sales of shares or a perception that there will be sales of the underlying shares could also cause a decrease in the market price of our common stock.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Through September 28, 2004, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt as of September 28, 2004 is principally comprised of the $160 Million Indenture due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Indenture is fixed. The interest rate on the AmSouth Revolver does fluctuate with changes in the prime rate, but is minor in relation to interest expense in our results of operations and financial condition.

Item 4.  Controls and Procedures

Our chief executive officer and our principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2004. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

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

During the fiscal quarter ended September 28, 2004, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.

Item 1.    Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 10 to our Consolidated Financial Statements set forth in Part I of this report.

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

NEW WORLD RESTAURANT GROUP, INC.

Date:	November 11, 2004	By:	/s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	November 11, 2004	By:	/s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer