Form 10-K
period 2004-12-28
NEW WORLD RESTAURANT GROUP INC
filed 2005-03-11
CIK 949373

Use these links to rapidly review the document
NEW WORLD RESTAURANT GROUP, INC. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2004
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

        The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing sale price as reported on the "pink sheets" as of June 29, 2004 was $877,366.

        As of March 7, 2005, 9,848,713 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III is incorporated herein by reference from the registrant's definitive proxy statement for the 2005 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2004 fiscal year.

NEW WORLD RESTAURANT GROUP, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Business Overview

        We are a leader in the quick casual segment of the restaurant industry. With 690 locations in 34 states and in the District of Columbia as of December 28, 2004, we operate and license locations primarily under the Einstein Bros. and Noah's brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate a dough production facility. We view our business as a single segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

        We are a Delaware corporation organized in November 1992, and our principal executive offices are located at 1687 Cole Boulevard, Golden, CO 80401. The telephone number of our principal executive offices is (303) 568-8000. Our Internet address is www.nwrgi.com. The information on our website is not incorporated by reference into this Form 10-K.

        We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2004, 2003 and 2002 each contained 52 weeks and ended on December 28, 2004, December 30, 2003, and December 31, 2002, respectively.

        The restaurant industry, in which we compete, is intensely competitive. The industry is often affected by changes in demographics, consumers' eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in the industry are price, quality and value of products offered, quality and speed of service, advertising effectiveness, brand name identification, restaurant locations and attractiveness of facilities.

        Our financial focus is on long term, sustainable growth in free cash flow. Free cash flow represents net cash provided by operations less the investment in our facilities and fixed assets. By achieving free cash flow, we will be more capable of paying down debt, saving cash for future use and building shareholder equity. We also believe free cash flow may give us the ability to pursue new opportunities and/or acquire other businesses. Increasing our operating profit and efficiently managing working capital and capital expenditures primarily drive free cash flow.

        In measuring our overall growth and progress, we focus on various key performance indicators. Such key performance indicators include:

  •
  same-store sales growth,

  •
  number of company-owned restaurant openings and closings,

  •
  number of franchise and licensed restaurant openings and closings,

  •
  restaurant level and concept level margins,

  •
  cash generated from operations,

  •
  free cash flow, and

  •
  EBITDA (which we define as earnings before: (1) interest, (2) taxes, (3) depreciation and amortization, (4) integration and reorganization charges, (5) cumulative change in fair value of derivatives, (6) gain/loss on the investment, sale, disposal or exchange of assets, (7) impairment and other related charges and (8) other income).

        Our progress toward some of these key performance indicators is discussed throughout Item 7, Management's Discussion and Analysis.

History

        In our early years, we operated and franchised specialty coffee cafés in the northeastern United States under the brand names of New World Coffee (New World) and Willoughby's Coffee and Tea (Willoughby's). In addition to coffee, we also served fresh, high quality gourmet foods and pastries. Our business strategy in those years was to be a franchisor and grow through acquisitions. With the acquisition of Manhattan Bagel Company, Inc. (Manhattan) in 1998 and Chesapeake Bagel Bakery (Chesapeake) in 1999, we became a significant franchisor of bagel restaurants and, to a lesser extent, of coffee cafés. In 2001, our strategy evolved to include company-operated restaurants as well as franchised and licensed locations as we completed the acquisition of substantially all of the assets (the Einstein Acquisition) of Einstein/Noah Bagel Corp. (ENBC) and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P., which operated 2 brands: Einstein Bros. Bagels (Einstein Bros.) and Noah's New York Bagels (Noah's).

        The Einstein Acquisition in 2001 was accomplished by issuing a substantial amount of short-term debt and mandatorily redeemable preferred equity, which have since been refinanced and restructured.

Financing Transactions

        Debt Financing—On July 8, 2003, we issued $160 million in aggregate principal amount of 13% senior secured notes due in 2008 ($160 Million Notes) to replace our $140 million in aggregate principal amount of senior secured increasing rate notes due in 2003. On that same date, we also entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank (AmSouth Revolver).

        Equity Recapitalization—In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, our Mandatorily Redeemable Series F Preferred Stock was eliminated. In exchange, we issued 57,000 shares of our Mandatorily Redeemable Series Z Preferred Stock to Halpern Denny Fund III, L.P. (Halpern Denny) and we issued 9,380,843 shares of our common stock to Greenlight Capital and affiliates (Greenlight).

Current Developments

        Effective October 6, 2004, we completed the sale of the Willoughby's Coffee & Tea business in Connecticut. The business was sold to the original founders for a total sale price of approximately $400,000, which was received in cash. In connection with the transaction, we also executed a two-year supply agreement to purchase coffee for our New World Coffee cafés from the buyers of Willoughby's. The transaction allowed us to place a non-core asset in the hands of experienced operators and, concurrently, assure a quality source of supply for our New World Coffee cafés.

        On October 13, 2004, we announced that E. Nelson Heumann was named Chairman of the Board of Directors. Paul Murphy, Chief Executive Officer, who had been serving as Acting Chairman since October 2003, continues on the Board as a Director. Additionally, Michael W. Arthur was elected as a Director expanding the board to seven members. Mr. Arthur also serves on the Audit Committee and has been designated as the audit committee "financial expert." Other members of the Audit Committee are Directors Leonard Tannenbaum and Frank Meyer.

        Also on October 13, 2004, we announced that Susan Daggett, who had been Chief Operating Officer since October 2003, was named to the new position of Chief Strategy Officer. Mike Mrlik, formerly the Executive Vice President of Operations, was promoted to Chief Operating Officer.

        On October 14, 2004, we announced the introduction of our new test concept, Einstein Bros. Café (EB Café). In addition to our core bagel offerings and expanded breakfast menu, the new concept offers an extensive lunch menu with a culinary focus on innovative items using fresh and high quality ingredients. The first unit of this new concept, located within Denver's Stapleton neighborhood, opened on October 18, 2004. By the end of fiscal year 2004, we retrofitted four additional Einstein Bros. Bagels restaurants in the Denver and Colorado Springs, Colorado markets to EB Cafés. We currently intend to convert the remaining Einstein Bros. Bagels locations over approximately a three-year time frame on a market-by-market basis.

Business Strategy

        Our long-term objective is to grow our business by expanding our lunch day-part to take advantage of the largest segment of the restaurant industry. We intend to concentrate on the development of certain markets to improve our competitive position, realize operational and marketing efficiencies, leverage existing brand awareness, enhance customer convenience and increase overall profitability. Our efforts are also focused on the development of new menu offerings that are systematically introduced in order to keep our menu innovative, delicious and relevant to our consumers' lifestyles.

        We are currently re-branding our Einstein Bros. Bagels with the introduction of EB Café. We believe the transformation process will move the brand beyond the bagel by expanding upon our artisan-baking heritage. EB Café will offer a more extensive lunch menu, which we believe will further grow our lunch day-part business. At this time, we are still analyzing our ability to compete in the dinner day-part segment, a day-part in which we have never competed.

        We believe we have a strong platform for growth through store licensing of our Einstein Bros. and Noah's brands. The licensing program is available to qualified foodservice operators and typically requires an upfront license fee that is fully earned at the time the licensee commences operations. Stores are developed on college campuses, hospitals, airports, military installations and other locations. The licensed stores are generally opened during the third and fourth calendar quarters consistent with the timing of many government and higher education projects and federal funding. We typically receive continuing royalties on sales from each licensed store location. Our licensees are not required to buy all of their non-proprietary products directly from us, but rather their product sources must be approved by us.

        We have a franchise base primarily in our Manhattan and Chesapeake brands that generates a recurring revenue stream through fee and royalty payments. Our franchise base provides us with the ability to grow our brands with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. We continue to look for franchisee candidates with appropriate operational experience and financial stability, including specific net worth and liquidity requirements. During 2004, we worked diligently to improve our relationship and communication with performing franchisees. In an effort to strengthen the brands, we terminated certain relationships with many of our poorly performing franchisees. We believe that active involvement in and management of restaurant operations will result in a successful franchise strategy.

        We have begun a financial and operational assessment of the Manhattan, Chesapeake and New World brands. As the Manhattan and Chesapeake brands represent the majority of our franchise operations, revitalizing and strengthening these brands remains a challenge for our management team. We recognize that our historic franchise model is not consistent with future operating plans for certain brands due to geographic separation from core markets. As a result, we are currently executing a regionalization strategy that would include exiting certain markets. We believe regionalization will build stronger brand awareness and customer loyalty.

        We consider our site selection process and our advertising and media strategy critical to our long-term success. Our site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures. We then determine the availability of the site and the related costs. Our site selection strategy emphasizes co-tenant out parcel, end-cap and in-line locations in neighborhood shopping centers, life-style centers and power centers with easy access from high-traffic roads. Our advertising and media strategy focuses on multi-dimensional media tactics integrating print, traffic radio, broadcast, outdoor and direct mail to support our high revenue markets. Company operated and franchised locations are generally required to contribute to the respective brand's marketing fund, which provides the locations with marketing support, including in-store point-of-purchase and promotional materials. Print and other mass media advertising is utilized to increase consumer interest and build sales.

        We also believe we have opportunities to develop multiple sales channels outside of our traditional retail locations. These alternatives can generate incremental revenues, enhance our brands' visibility and improve customer convenience. In particular, in-store bakeries in the grocery and warehouse club channels are increasingly seeking strong consumer brands to help drive their sales of bread and bagels. We have established a supplier relationship with Costco Wholesale Corporation which allows us to sell Einstein Bros. and Noah's products, dual branded with the Kirkland signature brand, through more than 300 Costco stores. We also entered into a similar relationship with Target Corporation and sell Einstein Bros. products through more than 100 SuperTarget stores. We expect to attract additional alternative retail customers based on Einstein Bros.' substantial brand equity and superior food quality and freshness.

Restaurant Concepts

        We operate and license locations primarily under the Einstein Bros. and Noah's brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. The following table details the total restaurants open at the end of the respective fiscal year:

	Company owned	Licensed	Franchised	Total
Einstein Bros.:
2004	371	54	—	425
2003	373	38	—	411
Noah's:
2004	78	3	—	81
2003	83	3	—	86
Manhattan:
2004	—	—	145	145
2003	—	—	178	178
Chesapeake:
2004	—	—	27	27
2003	—	—	42	42
New World Coffee/Willoughby's*:
2004	4	—	8	12
2003	8	—	11	19
Total Restaurants:
2004	453	57	180	690
2003	464	41	231	736

*
On October 6, 2004, we sold Willoughby's. The Willoughby's business consisted of a coffee roasting plant, three retail locations and office space.

Einstein Bros. Bagels (Einstein Bros.)

        Einstein Bros. is a national, quick casual restaurant chain. Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including hot breakfast bagels/sandwiches, fresh baked goods and five fresh-brewed premium coffees daily and other café beverages. The average Einstein Bros. location is approximately 2,200 square feet in size with approximately 40 seats and is generally located in a neighborhood or regional shopping center. We use sophisticated fixtures and materials in the brand's design to create a store environment that is consumer friendly, inviting and reflective of the brand's personality and strong neighborhood identity, and which visually reinforces the distinctive difference between the brand's quick casual positioning and that of quick service restaurants. During the fiscal years ended 2004, 2003 and 2002, Einstein Bros. company-owned restaurants generated approximately 82%, 81% and 81% of our retail sales, respectively.

Einstein Bros. Café (EB Café)

        Our EB Café is a new concept designed to move our Einstein Bros. brand beyond the bagel by expanding on the well-known Einstein Bros. artisan-baking heritage. In addition to our core bagel offerings and expanded breakfast menu, the new concept offers a more extensive lunch menu with a culinary focus on innovative items using fresh and high quality ingredients. Menu offerings include hand crafted gourmet sandwiches, hearty soups, innovative salads, fresh baked goods, premium coffees and other café beverages. The restaurant's new look is conducive to meetings, family meals, and groups dining out together. The first unit of this quick casual restaurant concept, located within Denver's Stapleton neighborhood, opened on October 18, 2004. By the end of fiscal year 2004, we retrofitted four additional Einstein Bros. Bagel restaurants in the Denver and Colorado Springs, Colorado markets to EB Cafés. We currently intend to convert the remaining Einstein Bros. Bagel locations over approximately a three-year time frame on a market-by-market basis.

Noah's

        Noah's is a quick casual restaurant principally located on the West Coast. Noah's offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order deli style sandwiches, including such favorites as pastrami, corned beef and roast beef on fresh breads and bagels baked on location daily, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other café beverages. The average Noah's location is approximately 1,800 square feet in size with approximately 12 seats and is located in urban neighborhoods or regional shopping centers. We use elaborate tile work and wood accents in the brand's design to create an environment reminiscent of a Lower East Side New York deli, which reinforces the brand's urban focus with an emphasis on the authenticity of a New York deli experience. During the fiscal years ended 2004, 2003 and 2002, Noah's company-owned restaurants generated approximately 17%, 18% and 17% of our retail sales, respectively.

Manhattan

        Our Manhattan brand represents the majority of our franchise operations and is predominately operated in the Northeast. The locations offer over 20 varieties of fresh baked bagels, as well as bagel sticks and bialys and up to 15 flavors of cream cheese, a variety of breakfast and lunch sandwiches, salads, soups, coffees and café beverages, soft drinks and desserts. The average Manhattan location is approximately 1,400 to 2,400 square feet with 24 to 50 seats and is primarily located in urban neighborhoods or regional shopping centers. Manhattan stores are designed to combine the authentic atmosphere of a bagel bakery with the comfortable setting of a neighborhood meeting place.

Chesapeake

        Our Chesapeake brand is operated on the Mid-Atlantic Coast. Chesapeake locations offer a menu that specializes in bagels and an extensive array of cream cheese flavors. The locations also offer breakfast and lunch sandwiches, soups, salads, coffees and café beverages, soft drinks and desserts.

New World Coffee

        Our New World Coffee brand is principally operated in the northeastern United States. The locations offer up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, a broad range of Italian-style beverages, along with a variety of menu items to complement the beverage offerings.

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

Cream Cheese

        In the past, our cream cheese was purchased through two third party providers and sold at our Einstein Bros., Noah's and Manhattan locations. Effective December 28, 2004, we signed an exclusive three-year supply agreement to purchase cream cheese and other cheese products from a single source. We believe this agreement will realize cost savings and result in other supply chain efficiencies.

Coffee

        The majority of our coffee is purchased through a third party provider and is sold at our Einstein Bros. and Noah's locations.

Distribution

        We currently utilize a network of independent distributors to distribute frozen dough and other materials to our locations. By contracting with distributors, we are able to eliminate investment in distribution systems and to focus our managerial and financial resources on our retail operations. We contract for virtually all food products and supplies for our company-owned store operations, including frozen dough, cream cheese, coffee, meats and paper goods and our vendors deliver the products to our distributors for delivery to each location. The individual locations order directly from the distributors one to three times per week.

Commissaries

        We believe that our commissary system that processes bulk raw ingredients used at our company-operated stores and licensed locations provides a competitive advantage. Our commissaries assure consistent quality, supply fresh products and improve efficiencies by reducing labor and inventory requirements. We focus our growth in areas that allow us to continue to gain efficiencies through leveraging the fixed cost of our current commissary structure. We distribute commissary products primarily through our regional distribution partners and locally in certain markets through a fleet of temperature-controlled trucks operated by our personnel.

Trademarks and Service Marks

        Our rights in our trademarks and service marks (marks) are a significant part of our business. We are the owners of the federal registration of the "Einstein Bros.," "Noah's New York Bagels," "Manhattan Bagel," "Chesapeake Bagel Bakery" and "New World Coffee" marks. Some of our marks are also registered in several foreign countries. We are aware of a number of companies that use various combinations of words in our marks, some of which may have senior rights to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair the use of our marks. It is our policy to defend our marks and the associated value from encroachment by others. The marks listed above represent the brands of the retail outlets that we own, license or franchise. We also own numerous other marks related to our business.

General Economic Trends and Seasonality

        We anticipate that our business will be affected by general economic trends that affect retailers in general. While we have not operated during a period of high inflation, we believe based on industry experience that we would generally be able to pass on increased costs resulting from inflation to our consumers. Our business may be affected by other factors, including increases in the commodity prices of flour, butter, cheese, coffee, dairy and/or fresh produce, energy costs, existing and additional competition, marketing programs, weather and variations in the number of company-owned or licensed location openings and closings.

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

Competition

        We experience competition from numerous sources in our trade areas. Our restaurants compete based on customers' needs for breakfast, lunch and afternoon "chill-out" (the period after lunch and before dinner). Our competitors are different for each day-part in which we offer our products. The competitive factors include brand awareness, location, environment, customer service, price and quality of products. We compete for leased space in desirable locations. Certain of our competitors may have capital resources exceeding those available to us. Our primary competitors include specialty food and casual dining restaurant retailers including national, regional and locally owned restaurants.

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

        Our franchise operations are subject to Federal Trade Commission (FTC) regulation and various state laws, which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Some states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise-offering circular with state authorities.

Employees

        As of December 28, 2004, we had 7,546 employees, of whom 7,260 were store personnel, 79 were plant and support services personnel, and 207 were corporate personnel. Most store personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our employees are not represented by a labor organization. We believe that our employee relations are good.

Executive Officers

        Set forth below is information with respect to our executive officers:

Name	Age	Position
Paul J.B. Murphy III	50	Chief Executive Officer and Director
Michael J. Mrlik II	47	Chief Operating Officer
Richard P. Dutkiewicz	49	Chief Financial Officer
Jill B.W. Sisson	57	General Counsel and Secretary
Susan E. Daggett	44	Chief Strategy Officer

        Paul J.B. Murphy III. Mr. Murphy was appointed Chief Executive Officer and Acting Chairman in October 2003. He served as Acting Chairman until October 2004. Mr. Murphy joined us in December 1997 as Senior Vice President—Operations and had served as Executive Vice President—Operations since March 1998. Mr. Murphy was appointed our Chief Operating Officer in June 2002. From July 1996 until December 1997, Mr. Murphy was Chief Operating Officer of one of our former area developers. From August 1992 until July 1996, Mr. Murphy was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken. Mr. Murphy has a B.A. degree from Washington and Lee University.

        Michael J. Mrlik II. Mr. Mrlik was promoted to Chief Operating Officer in October 2004. Mr. Mrlik joined us in October 1997 and has served in several capacities since then. He was our Executive Vice President—Operations since October 2003, and previously served as our Senior Vice President—Operations (May 2002—October 2003), Vice President—Operations (January 2000—May 2002), Vice President—Franchise (July 1999—January 2000), and Vice President—Operations (October 1997—July 1999). Mr. Mrlik has a B.A. degree from Washington and Lee University.

        Richard P. Dutkiewicz. Mr. Dutkiewicz joined us in October 2003 as Chief Financial Officer. From May 2003 to October 2003, Mr. Dutkiewicz was Vice President—Information Technology of Sirenza Microdevices, Inc., a publicly traded telecommunications component manufacturer located in Broomfield, Colorado. In May 2003, Sirenza Microdevices, Inc. had acquired Vari-L Company, Inc., a publicly traded telecommunications component manufacturer. From January 2001 to May 2003, Mr. Dutkiewicz was Vice President—Finance, Chief Financial Officer of Vari-L Company, Inc. From April 1995 to January 2001, Mr. Dutkiewicz was Vice President—Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado, a leading supplier of branded natural beef in the United States. Mr. Dutkiewicz's previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz was an Audit Manager at KPMG LLP. Mr. Dutkiewicz received a BBA degree from Loyola University of Chicago and is a member of the American Institute of Certified Public Accountants, Financial Executives International and the Association for Corporate Growth.

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

        Susan E. Daggett. Ms. Daggett was appointed Chief Strategy Officer in October 2004. Ms. Daggett served as our Chief Operating Officer from October 2003 until October 2004. Ms. Daggett joined us in 1995 as Director, Operations Finance, and was subsequently promoted to V.P., Operations Finance, then to V.P. and Controller. In May 1998, she moved into our purchasing and distribution areas, serving as V.P., Purchasing and later as V.P., Supply Chain, before becoming our Chief Supply Officer in May 2002 and Chief Operating Officer in October 2003. Prior to joining us, Ms. Daggett served as Director, Financial Planning and Reporting at Arby's Inc., and as Director, Financial Planning and Analysis with Burger King. Ms. Daggett began her career at Ernst & Whinney. She has a B.A. degree in Business Administration from the University of Northern Iowa.

Available Information

        We are subject to the informational requirements of the Exchange Act. We therefore file periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Additionally, copies of our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports are available for viewing and copying at our internet site (www.nwrgi.com), free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to the SEC.

        We also make available on our website, and in print to any shareholder who requests it, the Charters for our Audit and Compensation Committees, as well as the Code of Conduct that applies to all directors, officers, and employees of our company. Amendments to these documents or waivers related to the Code of Conduct will be made available on our website as soon as reasonably practicable after their execution.

ITEM 2. PROPERTIES

        As of December 28, 2004, our company-owned facilities, franchisees and licensees operated 690 locations in various states and the District of Columbia as follows:

Location	Company- Operated	Franchised/ Licensed	Total
Alabama	—	2	2
Arizona	22	2	24
California	86	15	101
Colorado	31	3	34
Connecticut	1	1	2
Delaware	2	3	5
District of Columbia	1	5	6
Florida	50	25	75
Georgia	13	7	20
Illinois	34	4	38
Indiana	11	1	12
Kansas	10	—	10
Lousiana	—	1	1
Maryland	11	6	17
Massachusetts	3	2	5
Michigan	18	3	21
Minnesota	9	2	11
Mississippi	—	1	1
Missouri	15	1	16
Nevada	9	—	9
New Hampshire	1	—	1
New Jersey	5	41	46
New Mexico	5	—	5
New York	4	15	19
North Carolina	2	10	12
Ohio	13	5	18
Oregon	6	1	7
Pennsylvania	15	43	58
South Carolina	—	5	5
Tennessee	—	1	1
Texas	26	7	33
Utah	20	—	20
Virginia	14	23	37
Washington	4	—	4
Wisconsin	12	2	14

Total	453	237	690

        Information with respect to our headquarters, training and production facilities is presented below:

Location	Facility	Size
Golden, CO(1)	Headquarters, Support Center, Test Kitchen	46,802 sq. ft.
Hamilton, NJ (2)	Franchise Support Center, Training Facility	6,637 sq. ft.
Whittier, CA(3)	Production Facility	54,640 sq. ft.
Walnut Creek, CA(4)	Administration Office-Noah's	2,190 sq. ft.

(1)
This facility is leased through May 31, 2007.

(2)
This facility is leased through October 31, 2008.

(3)
This facility is leased with an initial lease term through November 30, 2006 with two five-year extension options.

(4)
This facility is leased through February 29, 2008.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees, licensees and employees or former employees. We do not believe that an adverse outcome in any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Employment Related

        On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a putative class action against Einstein and Noah Corp. ("ENC") in the Superior Court for the State of California, County of San Francisco. The plaintiffs alleged that ENC failed to pay overtime wages to managers and assistant managers of its California stores who were improperly designated as exempt employees. In April 2004, we reached an agreement in principle to settle the litigation, subject to court approval. Amounts representing our estimate to settle this litigation were previously recorded during fiscal 2003.

        On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer and Secretary, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of our board of directors. On January 13, 2005, the parties resolved the litigation. The resolution of this issue did not have a material adverse effect on our consolidated financial condition or results of operations.

        On June 4, 2003, R. Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against us and Anthony D. Wedo, our former Chairman and Chief Executive Officer, alleging breach of contract, defamation, declaratory relief and punitive damages. On February 10, 2005, the case was dismissed with prejudice and the parties have resolved this litigation. The resolution of this issue did not have a material adverse effect on our consolidated financial condition or results of operations.

        On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, Docket No. MRS-L-2463-04 against the Company, Wedo, Nimmo, Novack, Kamfar, Lexington Insurance Company, and XL Specialty Insurance Company seeking declaratory judgment on insurance coverage issues in the Novack litigation and the Kamfar litigation described above. The parties have filed answers and cross-claims, and Mr. Kamfar has filed a motion for partial summary judgment claiming advancement for expenses for which he claims the Company is required to indemnify him. At this time, we can not predict the outcome of this matter and there can be no assurance that we will prevail in this matter, that a determination will be made that we have insurance coverage for expenses that we have already incurred, or that damages or other relief will not be awarded against us.

Investigations

        On April 3, 2002, the Securities and Exchange Commission notified us that the Commission was conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing our Form 10-K for 2001. We have cooperated fully with the investigation as well as with a Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that, under applicable law and our by-laws, we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. We have advanced certain expenses in connection with these claims. At this time, it is not possible to reasonably estimate the loss or range of loss, if any.

Other Litigation

        On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association against us alleging fraudulent inducement and violations of New York General Business Law Article 33. In August 2004, this matter was resolved. The resolution of this issue did not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No items were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 28, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the Pink Sheets OTC market under the symbol "NWRG.PK". The following table sets forth the high and low bid information for our common stock for each fiscal quarter during the periods indicated. Bid information quoted reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All share prices have been adjusted for the stock split which occurred in the third quarter of 2003.

Year ended December 28, 2004:	High	Low
First Quarter (From December 31, 2003 to March 30, 2004)	$8.00	$3.00
Second Quarter (From March 31, 2004 to June 29, 2004)	$4.99	$2.50
Third Quarter (From June 30, 2004 to September 28, 2004)	$2.98	$1.75
Fourth Quarter (From September 29, 2004 to December 28, 2004)	$3.10	$1.60
Year ended December 30, 2003:	High	Low
First Quarter (From January 1, 2003 to April 1, 2003)	$7.16	$4.21
Second Quarter (From April 2, 2003 to July 1, 2003)	$18.66	$3.19
Third Quarter (From July 2, 2003 to September 30, 2003)	$14.39	$8.37
Fourth Quarter (From October 1, 2003 to December 30, 2003)	$10.00	$3.25

        As of March 7, 2005, there were 397 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

        We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, and we are precluded from paying cash dividends on our common stock under our financing agreements.

Sales of Unregistered Securities

        During the fourth quarter of 2004, we received consideration of $6,464 and issued 6,328 shares of our common stock upon the exercise of certain warrants granted by us subject to registration rights agreements. We issued these warrants to the warrant holder in a private financing transaction related to our issuance of increasing rate notes that were repaid in July 2003. Securities issued were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The sales of securities were made without the use of an underwriter. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and restrictive legends were affixed to the share certificates issued.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data for each fiscal year was extracted or derived from financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	Fiscal years ended (1)(3):
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)
	(in thousands of dollars, except per share amounts)
Income Statement Data:
Revenues	$373,860	$383,306	$398,650	$234,175	$43,078
Cost of sales	306,661	317,690	321,506	189,403	30,138

Gross margin	67,199	65,616	77,144	44,772	12,940
Gross margin as percent of sales	18.0%	17.1%	19.4%	19.1%	30.0%
General and administrative expenses	32,755	41,794	42,640	28,647	12,733
Depreciation and amortization	27,848	34,013	35,047	18,260	2,254
Charges for integration and reorganization costs	(869)	2,132	4,194	4,432	—
Impairment charge	450	5,292	—	3,259	1,076

Income (loss) from operations	7,015	(17,615)	(4,737)	(9,826)	(3,123)
Interest expense, net(2)	23,196	34,184	42,883	47,104	2,076
Cumulative change in the fair value of derivatives	—	(993)	(233)	(57,680)	—
Loss (gain) on sale, disposal or abandonment of assets, net	1,557	(558)	—	—	—
Gain on sale of debt securities	—	(374)	(2,537)	(241)	—
Loss on exchange of Series F due to Equity Recap	—	23,007	—	—	—
Loss on extinguishment of Greenlight obligation		—	—	16,641	—
Permanent impairment in the value of investment in debt securities	—	—	—	5,805	—
Other expense (income)	(284)	(172)	(322)	131	339

Loss before income taxes	(17,454)	(72,709)	(44,528)	(21,586)	(5,538)
Provision (benefit) for state income taxes	(49)	812	366	167	—

Net loss	(17,405)	(73,521)	(44,894)	(21,753)	(5,538)
Dividends and accretion on Preferred Stock	—	(14,423)	(27,594)	(58,520)	(2,373)

Net loss available to common stockholders	$(17,405)	$(87,944)	$(72,488)	$(80,273)	$(7,911)

Net loss per share—basic and diluted	$(1.77)	$(22.71)	$(55.18)	$(133.43)	$(37.66)

Other Financial Data:
Depreciation and amortization	$27,848	$34,013	$35,047	$18,260	$2,254
Capital expenditures	9,393	6,921	5,172	3,757	335
Balance Sheet Data (at end of period):
Cash and cash equivalents	$9,752	$9,575	$9,935	$15,478	$2,271
Property, plant and equipment, net	41,855	54,513	73,780	98,064	6,502
Total assets	158,456	181,738	203,174	280,203	49,220
Short-term debt and current portion of long-term debt	295	2,105	150,872	168,394	16,240
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value	57,000	57,000	—	—	—
Long-term debt	160,840	161,120	11,011	12,119	1,873
Mandatorily redeemable Series F preferred stock, $.001 par value, $1,000 per share liquidation value (temporary equity)(4)	—	—	84,932	57,338	—
Total stockholders' equity (deficit)	(112,483)	(95,153)	(96,146)	(30,096)	10,967

(1)
Fiscal years 2001 through 2003 have been restated from amounts previously reported to reflect certain adjustments as discussed in Item 7, Restatement of Prior Financial Information and Note 2 to our consolidated financial statements.

(2)
Interest expense is comprised of interest paid or payable in cash and non-cash interest expense resulting from the amortization of debt discount, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings.

(3)
Effective for the quarter ended July 3, 2001 and as a result of the Einstein Acquisition, we elected to change our fiscal year end to the Tuesday closest to December 31. Our annual accounting period had previously ended on the Sunday closest to December 31. The fiscal year-end dates for 2004, 2003, 2002 and 2001 are December 28, 2004, December 30, 2003, December 31, 2002 and January 1, 2002, respectively, resulting in all years containing 52 weeks.

(4)
As more fully described in the notes to the consolidated financial statements, the adoption of SFAS 150 resulted in the Series Z being presented as a liability rather than the historical mezzanine presentation of the Series F.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Prior Financial Information

        Over the past few months, several restaurant companies and other multi-location retailers have been reviewing their treatment of lease accounting and leasehold amortization. During this time, many companies including but not limited to Brinker International, CKE Restaurants, Darden Restaurants, Jack in the Box, Starbucks and Wild Oats have either restated their historic financial statements or have announced their intention to restate. In late January 2005, we commenced a review of our accounting policies and practices with respect to leasehold amortization and deferred rent. On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission expressed its views regarding lease accounting issues and their application under Generally Accepted Accounting Principles (GAAP). Based upon the results of our internal review and after discussions with our independent auditors, Grant Thornton LLP, we determined on March 1, 2005 that it was appropriate to adjust certain prior financial statements for leasehold amortization. The resulting adjustments were all non-cash and had no impact on our cash flows, cash position, revenues, same store sales, loss from operations plus depreciation and amortization, or our compliance with the covenants under our $160 Million Notes or AmSouth Revolver. The adjustments were not attributable to any intentional non-compliance with any financial reporting requirements under securities laws, and we believe there will not be any further adjustments as a result of our internal review of this matter.

        The issue requiring restatement related to our historical accounting practice of amortizing our leasehold improvements over a period that included both the noncancelable term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, we used the noncancelable lease term in determining whether each of our leases was an operating lease or a capital lease and in calculating our straight-line rent expense. We believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. Furthermore, we believed that these accounting treatments were comparable to the practices of other public companies. However, after noting recent Form 8-K filings of various restaurant companies and other multi-location entities and following discussions with Grant Thornton LLP, we have now interpreted the authoritative accounting literature to require that we use the same lease term in amortizing leasehold improvements as we use in determining capital versus operating leases and in calculating straight-line rent expense. Accordingly, we have adopted the following policy: We will generally limit the depreciable lives for our leasehold improvements, which are subject to a lease, to the lesser of the useful life or the noncancelable lease term. However, in circumstances where we would incur an economic penalty by not exercising one or more option periods, as contemplated by Statement of Financial Accounting Standard (SFAS) No. 13, "Accounting for Leases," we may include one or more option periods when determining the amortization period. In either circumstance, our policy requires consistency when calculating the amortization period, in classifying the lease, and in computing straight-line rent expense.

        As a result of the adjustments to leasehold amortization, our financial results have been restated as follows (dollars in thousands, except per share data):

		2001
	2000 Accumulated Deficit	Net Loss	Dividends/ Accretion on Preferred Stock	Net Loss Available to Common Stockholders	Net Loss per Common Share	2001 Accumulated Deficit
As reported	$(30,043)	$(18,700)	$(58,520)	(77,220)	$(128.36)	$(107,263)
Adjustments	—	(3,053)	—	(3,053)	(5.07)	(3,053)

As restated	$(30,043)	$(21,753)	$(58,520)	(80,273)	$(133.43)	$(110,316)

		2002
	2001 Accumulated Deficit	Net Loss	Dividends/ Accretion on Preferred Stock	Net Loss Available to Common Stockholders	Net Loss per Common Share	2002 Accumulated Deficit
As reported	$(107,263)	$(40,473)	$(27,594)	(68,067)	$(51.81)	$(175,330)
Adjustments	(3,053)	(4,421)	—	(4,421)	(3.37)	(7,474)

As restated	$(110,316)	$(44,894)	$(27,594)	(72,488)	$(55.18)	$(182,804)

		2003
	2002 Accumulated Deficit	Net Loss	Dividends/ Accretion on Preferred Stock	Net Loss Available to Common Stockholders	Net Loss per Common Share	2003 Accumulated Deficit
As reported	$(175,330)	$(67,708)	$(14,423)	(82,131)	$(21.20)	$(257,461)
Adjustments	(7,474)	(5,813)	—	(5,813)	(1.51)	(13,287)

As restated	$(182,804)	$(73,521)	$(14,423)	$(87,944)	$(22.71)	$(270,748)

        We expect that in future years, depreciation and amortization will increase by approximately $1.0 million per year assuming stable levels of capital expenditures going forward. The following management's discussion and analysis takes into account the effects of these adjustments.

Company Overview

        We are a leader in the quick casual segment of the restaurant industry. We specialize in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. Our product offerings include fresh baked goods, made-to-order sandwiches, bagels, soups, salads, desserts, premium coffees and other café beverages. With 690 locations in 34 states and in the District of Columbia as of December 28, 2004, we operate and license locations primarily under the Einstein Bros. and Noah's brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate a dough production facility. We view our business as a single segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

Industry Overview

        Demographic shifts and evolving lifestyles have affected the U.S. restaurant industry over the past 30 years. The growth of women in the workforce, the resulting rise of dual income households, and a large decrease in blue collar jobs and corresponding increase in white collar employment means consumers find themselves pressed for time, but not for money. Less time, more money, different jobs and fewer stay-at-home cooks all continue to drive changes in food consumption habits in America.

According to Technomic, Inc., a food service consulting company, the U.S. foodservice industry (i.e., food consumed outside the home) accounted for approximately 49% of total food sales in 2004, up from 37% in 1975. These demographic shifts and evolving lifestyles have more recently given rise to the "quick casual" segment of the restaurant industry. This is the segment in which our brands compete. As defined by Technomic, quick casual restaurants are "attractive and comfortable establishments that serve freshly prepared, wholesome, quality, authentic foods in reasonably fast service formats."

Trends and/or Uncertainties

        The following factors represent currently known trends or uncertainties that may impact the comparability of operating performance or could cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Revenue Trends and/or Uncertainties

        We believe that a combination of events, including the popularity of lower carbohydrate diets and the constant competitive pressure of the restaurant industry, resulted in negative comparable store sales for the first three quarters of the fiscal year ended 2004. We believe that changes in the products sold at our restaurants, including new menu items that are lower in fat and carbohydrate content, coupled with operational changes at several of our restaurants, contributed to positive comparable store sales in the fourth fiscal quarter of 2004. We are also utilizing our marketing programs to continue building awareness of our lunch offerings and to increase consumer visits to our restaurants.

        As previously discussed, we opened our first EB Café on October 18, 2004 in the Denver, Colorado market. By the end of fiscal year 2004, we retrofitted four additional Einstein Bros. Bagel restaurants in the Denver and Colorado Springs, Colorado markets to EB Cafés. We plan to gather financial and other data following the conversion of these restaurants to EB Cafés and analyze this information to determine the nature and extent of modifications to the menu offerings, physical layout, operating elements and design elements for future conversions. Once we have completed our design and operating modification plan, we intend to commence a staggered rollout over approximately a three-year time frame to other markets beginning in 2005. We believe that by converting our Einstein Bros. restaurants to EB Cafés on a market-by-market basis, we can develop a consistent marketing and advertising message to our customers. Additionally, we believe we can minimize the adverse impact that supporting multiple brands within the same market would have on our distribution partners.

Expense Trends and/or Uncertainties

        Our expense trends for fiscal 2004 were broadly affected by five major categories:

  •
  Increased prices for agricultural commodities;

  •
  Rising energy costs and increasing costs of other natural resources;

  •
  Adverse weather;

  •
  Increased labor costs; and

  •
  Increased taxes and costs of compliance with regulatory requirements.

        In fiscal 2004, prices for agricultural commodities such as dairy, cheese and butter increased substantially. In fiscal 2004, our cost of goods sold increased approximately $2.4 million as compared with fiscal 2003 as a result of increases in commodity costs. We believe that dairy prices will decrease slightly in fiscal 2005, but that decrease may be offset by increased commodity costs for coffee, flour and packaging. Furthermore, the hurricanes in the Southeastern United States in September and October 2004 created a shortage of certain produce items such as tomatoes. As a result, the produce that was available during the latter part of 2004 was both more expensive and of a lower quality than prior to these hurricanes.

        Rising energy costs and the increasing costs of other natural resources affected not only the cost of distribution to our restaurants, but also utility bills and the cost of packaging that is derived from petroleum products. Our distribution partners and common freight carriers passed on fuel surcharges to us during fiscal 2004. We believe energy costs will continue to rise during fiscal 2005. Additionally because the cost of packaging materials is generally established on an annual basis, we believe these costs will be greater during 2005 than the costs in 2004.

        In addition to increased prices for produce, the adverse weather experienced in the Southeastern United States also resulted in increased costs due to restaurant closures, spoilage of food products, and damage at our restaurants due to winds and flooding. During fiscal 2004, we estimate a loss of approximately $0.5 million in revenue due to temporary store closures. The loss of revenue resulted in a negative impact to our margins of approximately $0.3 million.

        Due to competition for personnel and limited availability in the labor pool, we experienced an increase in labor costs during 2004. We anticipate that we will continue to experience increased competition for personnel and declining availability in the labor pool during 2005. As a result of these issues, we also anticipate that we will experience an increase in hourly and salaried wages, as well as an increase in benefits expense as a result of rising costs of insurance. Additionally, federal overtime regulations of the Fair Labor Standards Act which went into effect on August 23, 2004 may impact the classification of several of our positions. Changes in the reclassification of employees from management to hourly employees could also affect our labor costs.

        Certain states and local governments have increased both the rate and nature of taxes on businesses in their regions in an effort to offset budget shortfalls. These increased taxes include real estate and property taxes, state and local income taxes, and various employment taxes.

        We rely on our network of independent distributors to distribute frozen dough and other materials to our restaurants. We are continually evaluating our distribution network to ensure it meets our internal criteria with respect to quality and service. In the event that certain distributors fail to meet our internal criteria or our internal criterion is improved upon, we could incur an increase in distribution costs.

Impact of Inflation

        We have not experienced a significant overall impact from inflation. As operating expenses increase, we recover increased costs through pricing increases, to the extent permitted by competition. We also review and implement alternative products or processes.

Results of Operations for Fiscal Years 2004, 2003 and 2002

				% Increase (Decrease)
	For the years ended: (percent of total revenue)
				2004 vs. 2003	2003 vs. 2002
	2004	2003	2002
		(restated)	(restated)
Revenues:
Retail sales	93.0%	92.9%	92.7%	(2.4)%	(3.6)%
Manufacturing revenues	5.4%	5.6%	6.0%	(6.2)%	(9.6)%
Franchise and license related revenues	1.6%	1.5%	1.4%	5.8%	1.1%

Total revenues	100.0%	100.0%	100.0%	(2.5)%	(3.8)%
Cost of sales:
Retail costs	77.2%	77.7%	75.3%	(3.1)%	(0.7)%
Manufacturing costs	4.8%	5.2%	5.4%	(9.3)%	(8.1)%

Total cost of sales	82.0%	82.9%	80.6%	(3.5)%	(1.2)%
Gross profit:
Retail	15.8%	15.2%	17.4%	1.3%	(15.9)%
Manufacturing	0.6%	0.4%	0.6%	29.2%	(24.1)%
Franchise and license	1.6%	1.5%	1.4%	5.8%	1.1%

Total gross profit	18.0%	17.1%	19.4%	2.4%	(14.9)%
General and administrative expenses	8.8%	10.9%	10.7%	(21.6)%	(2.0)%
Depreciation and amortization	7.4%	8.9%	8.8%	(18.1)%	(3.0)%
Charges (adjustments) of integration and reorganization cost	(0.2)%	0.6%	1.1%	*	(49.2)%
Impairment charges and other related costs	0.1%	1.4%	0.0%	*	*

Income (loss) from operations	1.9%	(4.6)%	(1.2)%	(139.8)%	271.9%
Other expense (income):
Interest expense, net	6.2%	8.9%	10.8%	(32.1)%	(20.3)%
Cumulative change in the fair value of derivatives	0.0%	(0.3)%	(0.1)%	*	326.2%
Loss (gain) on sale, disposal or abandonment of assets, net	0.4%	(0.1)%	0.0%	*	*
Gain on investment in debt securities	0.0%	(0.1)%	(0.6)%	*	(85.3)%
Loss on exchange of Series F Preferred Stock	0.0%	6.0%	0.0%	*	*
Other	(0.1)%	(0.0)%	(0.1)%	65.1%	(46.6)%

Loss before income taxes	(4.7)%	(19.0)%	(11.2)%	(76.0)%	63.3%

*
not meaningful

Revenues

        Total revenues for fiscal 2004 were consistent with our expectations. Total revenues decreased 2.5% for fiscal 2004 compared to fiscal 2003 and 3.8% for fiscal 2003 compared to fiscal 2002. The decreases in total revenue primarily resulted from the decline in retail sales (e.g. company-operated store sales which represent the most significant component of revenue). Our retail comparable store sales decreased 1.9% for fiscal 2004 and 3.3% for fiscal 2003. The decrease in comparable store sales was due to a reduction in transactions of 5.4% and 4.6% for fiscal 2004 and 2003, respectively. The effect of these decreased transactions was partially offset by an increase in check average of 3.8% and 2.0% for fiscal 2004 and 2003, respectively. The increases experienced in average check were primarily related to a price increase coupled with a shift in product mix to higher priced items. Comparable store sales represent sales at stores that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as "same-store" sales and as "comp sales" within the restaurant industry.

        Throughout fiscal 2004, the adverse trend of lower comparable store sales began to level out. The following table summarizes the elements of comparable store sales for each quarter in fiscal 2004:

Period	Transactions	Average Check	Comparable Store Sales
12/31/03 to 3/30/04	-5.5%	0.7%	-4.8%
3/31/04 to 6/29/04	-7.3%	3.9%	-3.7%
6/30/04 to 9/28/04	-6.3%	5.0%	-1.6%
9/29/04 to 12/28/04	-2.5%	5.2%	2.6%

        We believe the trend in comparable store sales throughout fiscal 2004 was the result of improvements in the operation of our restaurants, the introduction of new menu items, improved catering programs in certain markets, and the marketing and advertising campaigns that were initiated in the fourth fiscal quarter.

Gross Profit

        Our total gross profit improved 2.4% for fiscal 2004 compared to fiscal 2003. The improvement was primarily due to improvements in our retail costs of sales. Our retail margins improved by 1.3% in fiscal 2004 as compared to fiscal 2003. All store-level operating expenses other than depreciation, amortization and taxes impact our retail margins. For fiscal 2004, approximately $8.2 million of the improvement we experienced was attributable to our decision to temporarily reduce marketing expenditures as we focused on modifications to our customer service system, menu offerings and the "look and feel" of our company-operated restaurants. Additionally we experienced an improvement in labor utilization and reductions in group insurance and workers' compensation claims of approximately $1.1 million, offset by increases of approximately $2.4 million in commodity costs. We will continue to implement solutions that improve our margins but expect this trend to level out during the next year, as many of our store-level cost reduction initiatives will have been in place for approximately one year.

        Hurricanes in Florida caused many of our restaurants in that state to be closed for a short period of time due to evacuations and power shortages. During fiscal 2004, we estimate a loss of approximately $0.5 million in revenue due to the temporary closures. The loss of revenue resulted in a negative impact to our margins of approximately $0.3 million. We have filed a claim under our business interruption insurance coverage for these losses but due to the deductibles, we have not recorded any reimbursement for the losses incurred. We believe that the amount of reimbursement for these losses, if any, would be minimal.

        Our total gross profit decreased 14.9% in fiscal 2003 compared to fiscal 2002. The decline was primarily due to a 15.9% decrease in retail margins in fiscal 2003 when compared to fiscal 2002. Cost of retail sales increased in 2003 as a result of an increase in restaurant operating expenses. This increase was in part driven by additional food and labor costs associated with a transition in menu item mix in response to changes in customers' menu preferences. The new items introduced had a lower contribution margin and required more labor for preparation than the items they replaced. Consumer preferences determine the menu items selected by our customers, which in turn affects our overall cost of sales. Furthermore, certain elements of cost of sales are fixed in nature such as rent, utilities, property taxes and manager salaries. Accordingly, when 2003 sales volumes decreased as compared to 2002 sales volumes, costs of sales did not decrease in the same proportion. Therefore, cost of sales as a percentage of sales is adversely affected by reduced sales volume.

Other Expenses

        General and administrative expenses decreased 21.6% and 2.0% during fiscal 2004 and 2003, respectively, when compared to the preceding fiscal year. The decline in fiscal 2004 general and administrative expenses is primarily due to reduced spending of $3.9 million for non-capitalizable legal and consulting expenses that were related to our 2003 debt refinancing and equity recapitalization, and the re-audit of our 2000 and 2001 financial results that occurred during 2003, which did not recur in 2004. Additionally, in 2004, bad debt expense decreased $1.8 million due to improved collection efforts and management of franchisee receivables. Fiscal year 2003 general and administrative expenses declined as a result of reduced spending as compared to fiscal 2002. General and administrative expenses in the 2002 period included approximately $2.6 million (inclusive of related payroll tax expenses) of unauthorized bonus payments and legal expenses of approximately $1.7 million incurred in connection with our voluntary internal investigation of the unauthorized bonus payments.

        Depreciation and amortization expenses decreased 18.1% and 3.0% during fiscal 2004 and 2003, respectively, when compared to the preceding fiscal year. The fiscal 2004 decrease in depreciation and amortization expense is primarily due to a portion of our asset base becoming fully depreciated. During the latter part of fiscal 2004, we spent additional capital on existing stores, which will result in a corresponding increase in our depreciable asset base, and thus depreciation expense. Over the past several years, former management did not invest significant capital in our store equipment due to limited availability of resources and covenant restrictions under our former credit facilities. Depreciation and amortization expense for fiscal 2003 declined slightly compared to fiscal 2002.

        Charges (adjustments) of integration and reorganization cost for fiscal 2004 primarily represents adjustments to previously recorded liabilities associated with the closing and consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted to reflect a reduction of the prior year's accrued cost of $700,000. The charge in fiscal 2003 reflects an increase in the estimated liability associated with closing certain facilities as part of our reorganization partially offset by an adjustment from an estimated reorganization liability recorded in 2002. Additional information regarding charges (adjustments) of integration and reorganization costs is included in footnote 18 of Item 8 of this report.

        During fiscal 2004, we recorded $450,000 in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of five under-performing restaurants. During fiscal 2003, we recorded a charge of approximately $5.3 million due to the reduced value of certain trademarks associated with our Manhattan and Chesapeake brands and the value of franchisee territory rights for our Manhattan brand. There was no impairment of intangible assets in fiscal 2004.

        Interest expense, net decreased 32.1% and 20.3% during fiscal 2004 and 2003, respectively, when compared to the preceding fiscal year. In July 2003, we refinanced our debt which resulted in a decline in interest expense for fiscal 2004. As a result of the debt refinancing, the stated interest rate on our primary debt facility declined from 18% to 13% per year. The primary cause of the fiscal 2003 decline in interest expense is due to a $7.0 million decline in interest associated with a $35 million asset-backed secured loan through a wholly-owned subsidiary, which was retired in 2003. Fiscal 2002 reflected a full year of interest in addition to the effective interest amortization of the initial discount and the estimated future warrants. In contrast, fiscal 2003 reflected a partial year of interest and no effective interest amortization.

        As a result of the equity recapitalization in September 2003, we no longer have contingently issuable warrants and all issued warrants are classified as permanent equity. The cumulative change in fair value of derivatives during fiscal 2003 is due to the change in the fair value of warrants classified as a derivative liability based on the underlying fair value of common stock to which they are indexed and, for contingently-issuable warrants classified as a derivative liability, the estimated probability of issuance and other pertinent factors.

        During fiscal 2004, we recorded a loss on disposal or abandonment of assets of approximately $2.3 million, primarily due to the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey. Additional information regarding the loss (gain) on sale, disposal or abandonment of assets is included in footnote 19 of Item 8 of this report.

        In fiscal 2003, we recognized a gain on the investment in debt securities of $0.4 million from our investment in the Einstein/Noah Bagel Corp. 7.25% Convertible Debentures due 2004. The proceeds from the bankruptcy court were in excess of our original estimates.

        In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, our Mandatorily Redeemable Series F Preferred Stock was eliminated. In exchange, we issued 57,000 shares of Series Z Mandatorily Redeemable Preferred Stock to Halpern Denny Fund III, L.P. and we issued 9,380,843 shares of our common stock to Greenlight Capital and affiliates. The exchange of the Halpern Denny interest resulted in a reduction of our effective dividend rate and as a result of this and other factors, we accounted for this transaction as troubled debt restructuring. This exchange did not result in a gain from troubled debt restructuring. The exchange of the Greenlight interest into common shares was recorded at fair value, which resulted in a loss upon exchange of approximately $23.0 million reflected in fiscal 2003.

Financial Condition and Liquidity

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

        The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are continuously identifying and implementing cost reduction initiatives, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead. Examples of our 2004 cost reduction initiatives included:

  •
  Menu optimization to remove and/or modify inefficient products and thus reduce waste;

  •
  Upgrade/deployment of technology to enable more accurate sales identification and tracking of daily volumes and cost of products sold thereby identifying opportunities to improve store margins and reduce waste;

  •
  Proactively addressing legal, financing and other issues to minimize expenses.

        During 2005, we will continue to identify cost reduction initiatives, including but not limited to: menu optimization, reductions in cost of goods sold through purchasing efficiencies and further refinement of programs that monitor theoretical food cost.

        During fiscal 2004, the majority of our capital expenditures were focused on the following: (1) requirements of our existing company-operated stores, primarily equipment replacement and new computer hardware, (2) upgrades and remodeling costs associated with the openings of EB Café, (3) capital spent on our manufacturing operations and upgrades to our bagel manufacturing equipment located at our contract manufacturer's site and (4) additional capital for our support center in Golden, Colorado, primarily related to spending on information technology upgrades and maintenance. We anticipate that the majority of our capital expenditures for fiscal 2005 will be focused on remodeling costs of current restaurants and new openings of EB Café.

        Based upon our projections for fiscal 2005 and beyond, we believe that the cash flow from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

        Our AmSouth Revolver is a $15 million senior secured revolving credit facility, which matures on July 8, 2006. On December 28, 2004, our unused credit facility totaled approximately $10.0 million, net of outstanding letters of credit of $5.0 million. Our credit facility contains financial covenants relating to the maintenance of leverage and coverage ratios. The credit facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, capital expenditures and minimum EBITDA as defined in the AmSouth agreement. We were in compliance with all covenants at December 28, 2004 and do not anticipate that the covenants will impact our ability to borrow under our credit facility for its remaining term. On February 11, 2005, the AmSouth Revolver was amended to increase our letter of credit sub-facility from $5 million to $7.5 million.

        We are currently in discussions with Bear Stearns regarding the refinancing of our $160 Million Notes and the AmSouth Revolver. We believe refinancing may reduce interest expense.

        If at some point in the future we require additional financing, we can not assure you that any additional financing would be available on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to further reduce costs associated with our current infrastructure, decrease spending on marketing and advertising campaigns, curtail research and development programs and/or halt all other discretionary spending programs, any of which could reduce sales and adversely affect liquidity and operations.

        On December 28, 2004, we had unrestricted cash of $9.8 million and restricted cash of $3.8 million. On December 30, 2003, we had unrestricted cash of $9.6 million and restricted cash of $4.9 million. We reduced our working capital deficit to $18.7 million in fiscal 2004 compared with a working capital deficit of $23.6 million in fiscal 2003.

Operating Activities

        During fiscal 2004, operations generated $11.1 million of cash. We believe we will continue to see improvements in our cash flow from operations during 2005 and that such cash flow will be adequate to fund operating costs. Due to the timing of interest payments under our $160 Million Notes, which are due January 1 and July 1, we generally consume cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we generally generate cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions.

Investing Activities

        During fiscal 2004, we used $9.4 million of cash to purchase additional property and equipment which included $1.2 million for new stores, $5.8 million for replacement and new equipment at our existing company-operated stores, $0.8 million for our manufacturing operations and $1.6 million for general corporate purposes.

Financing Activities

        During fiscal 2004, we used $1.0 million of cash to reduce our debt outstanding on the AmSouth Revolver, approximately $0.8 million to repay our obligations under the Chesapeake Bagel Bakery Note Payable and approximately $0.3 million to repay our obligations under the New Jersey Economic Development Authority Note Payable. This is further described in Note 10 of our consolidated financial statements set forth in Item 8 of this report.

Contractual Obligations

        The following table summarizes the amounts of payments due under specified contractual obligations as of December 28, 2004 (in thousands):

	Payments Due by Period
	2005	2006 to 2008	2009 to 2010	2011 and thereafter	Total
Accounts payable and accrued expenses	$43,079	$—	$—	$—	$43,079
Debt	295	160,840	—	—	161,135
Interest expense on $160 Million Notes	20,800	62,400	—	—	83,200
Manditorily Redeemable Series Z	—	—	57,000	—	57,000
Minimum lease payments under capital leases	16	31	—	—	47
Minimum lease payments under operating leases	26,358	35,536	4,321	3,353	69,568
Purchase obligations(a)	7,612	10,856	—	—	18,468
Other long-term obligations(b)	—	915	348	6,934	8,197

Total	$98,160	$270,578	$61,669	$10,287	$440,694

(a)
Purchase obligations consist of non-cancelable minimum purchases of frozen dough from our supplier and certain other raw ingredients that are used in our products.

(b)
Other long-term obligations consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996 and guaranteed franchise debt.

        We also have $5 million in letters of credit outstanding. The letters of credit expire on various dates during 2005, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims.

Off-Balance Sheet Guarantees

        As of December 28, 2004, we had outstanding guarantees of indebtedness under certain leases of approximately $1.6 million. Additionally we had other outstanding guarantees of indebtedness of approximately $125,000.

Non-GAAP Financial Measures

        Free cash flow and EBITDA (which we define as earnings before: (1) interest, (2) taxes, (3) depreciation and amortization, (4) integration and reorganization charges, (5) cumulative change in fair value of derivatives, (6) gain/loss on the investment, sale, disposal or exchange of assets, (7) impairment and other related charges and (8) other income) are a basis upon which we measure our financial performance, as well as our ability to pay down debt, save cash for future use and build shareholder equity. We also use these measures for budget and planning purposes. If a prior estimated charge subsequently has a non-cash adjustment, that amount is not included in our reconciliation to EBITDA. We provide data regarding free cash flow and EBITDA as additional information for investors. We believe that the presentation of these calculations provides meaningful non-GAAP financial measures to help investors understand and compare business trends among different reporting periods on a consistent basis. These measures are not in accordance with, or an alternative to, generally accepted accounting principles (GAAP). Rather, these measures are intended to supplement GAAP financial information, and may be different from the measures used by other companies.

        A reconciliation of GAAP numbers adjusted for free cash flow and EBITDA is as follows (in thousands of dollars):

	2004	2003	2002
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:
Net cash provided by (used in) operating activities	$11,110	$2,015	$(6,670)
Less: purchases of fixed assets	(9,393)	(6,921)	(5,172)

Free Cash Flow	$1,717	$(4,906)	$(11,842)

	2004	2003	2002
		(restated)	(restated)
Reconciliation of Net Loss to EBITDA
Net Loss	(17,405)	(73,521)	(44,894)
Adjustments:
Interest expense, net	23,196	34,184	42,883
Cumulative change in the fair value of derivatives	—	(993)	(233)
Gain on investment in debt securities	—	(374)	(2,537)
Loss (gain) on sale, disposal or abandonment of assets, net	1,557	(558)	—
Loss on exchange of Series F Preferred Stock	—	23,007	—
Other income	(284)	(172)	(322)
Provision (benefit) for income taxes	(49)	812	366
Depreciation and amortization	27,848	34,013	35,047
Charges for integration and reorganization costs	—	2,132	4,194
Impairment charges and other related costs	450	5,292	—

EBITDA	$35,313	$23,822	$34,504

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and amends Paragraph 5 of ARB 43, Chapter 4, by requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed-production overhead be based on the normal capacity of the production facilities. This Statement is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of this Statement will have a material impact on our financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled "Share-Based Payment" that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. We have not fully completed our evaluation of the impact this Statement will have on our financial position and results of operations. Based on options granted and various assumptions used to calculate stock based compensation expense as of December 28, 2004, we anticipate that the impact of adoption would result in an increase to expenses of approximately $471,000 for fiscal 2005. If actual events differ from our assumptions used to calculate the expense, our financial results could be impacted. Pro forma results of the impact on net loss for fiscal years ended 2004, 2003 and 2002 are presented in Note 2 "Stock Based Compensation" of our consolidated financial statements set forth in Item 8 of this report.

        We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies impact our more significant judgments and estimates used in the preparation of our financial statements. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements set forth in Item 8 of this report.

Property and Equipment and the Related Depreciation and Amortization Expense

        Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives.

        In late January 2005, we commenced a review of our accounting policies and practices with respect to leasehold amortization and deferred rent. Historically, we amortized our leasehold improvements over a period that included both the noncancelable term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, we used the noncancelable lease term in determining whether each of our leases was an operating lease or a capital lease and in calculating our straight-line rent expense. We believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. Furthermore, we believed that these accounting treatments were comparable to the practices of other public companies. However, after noting recent Form 8-K filings by various restaurant companies and other multi-location entities and following discussions with Grant Thornton LLP, we have now interpreted the authoritative accounting literature to require that we use the same lease term in amortizing leasehold improvements as we use in determining capital versus operating leases and in calculating straight-line rent expense. Accordingly, we have adopted the following policy: we generally limit the depreciable lives for our leasehold improvements, which are subject to a lease, to the lesser of the useful life or the noncancelable lease term. However, in circumstances where we would incur an economic penalty by not exercising one or more option periods, as contemplated by SFAS No. 13, we may include one or more option periods when determining the depreciation period. In either circumstance, our policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense. As a result of this change, our financial results have been restated. We expect that in future years, depreciation and amortization will increase by approximately $1.0 million per year assuming stable levels of capital expenditures going forward.

Impairment of Long-Lived Assets

        We review property and equipment for impairment when events or circumstances indicate that the carrying amount of a restaurant's assets may not be recoverable. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimate of future cash flows. Relevant facts and circumstances may include, but are not limited to, local competition in the area, the ability of existing store management, the necessity of tiered pricing structures and the impact that conversion to the EB Café concept may have on our estimates. This process requires the use of estimates and assumptions, which are subject to high degree of judgment. In the event that these estimates and assumptions change in the future, we may be required to record impairment charges for these assets.

        At least annually, we utilize independent valuation experts to assist us in assessing the recoverability of goodwill and other intangible assets related to our restaurant concepts. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Self-Insurance

        We are self-insured for certain losses related to health, general liability and workers' compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established and discounted at 10% based upon analysis of historical data and actuarial estimates and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be impacted.

Guarantees

        In the past, we would sometimes guarantee leases for the benefit of certain of our franchisees. We record a liability for our exposure under the guarantees when such exposure is probable and estimable. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. In the event that trends change in the future, our financial results could be impacted.

        We are also liable for certain debt guarantees we made in connection with our franchisees' initial equipment purchases. This program has since been discontinued and most of our debt guarantees mature during 2006 and 2007. When we have been required to make significant payments related to the debt guarantees, we have recorded a liability where we believe our exposure is probable and estimable.

Forward Looking Statements

        We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as: believes, anticipates, estimates, predicts, expects, and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risks factors follows.

We may not be successful in implementing any or all of the initiatives of our business strategy.

        Our success depends in part on our ability to understand our customers' needs. We believe successful deployment of our current business strategy will address customers' needs and contribute to overall company growth. While we believe our new EB Café concept will revitalize the Einstein Bros. brand, its success is dependent upon various factors, including customer acceptance of new menu offerings and pricings, the look and feel of the restaurant, and the new service system. In addition, the availability of capital and opportunities to make modifications to existing stores will be significant factors in the success of our business strategy. If we improperly perceive customers' needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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

        Economic, financial, competitive, legislative and other factors beyond our control may affect our ability to generate cash flow from operations to make payments on our indebtedness, including the $160 Million Notes, and to fund necessary working capital. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to make payments on our debt, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing our debt on terms that are not favorable to us, selling assets or raising equity. We may not be able to accomplish any of these alternatives on satisfactory terms, if at all, and even if accomplished, they may not yield sufficient funds to service our debt.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results.

        Food service businesses are often affected by changes in consumer tastes, dietary trends, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. Shifts in consumer preferences away from our type of cuisine and/or the quick casual style could have a material adverse affect on our results of operations. We believe that the trend toward consumption of food low in carbohydrate content may have had and may continue to have a negative impact on our sales and revenues. In addition, increased food and energy costs have affected our results and may, in the future, together with inflation, harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business prospects, financial condition, operating results and cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

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

        The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. During 2004, weather has been a factor in the increase in commodity prices. We have limited control over fluctuations in the price and quality of commodities, and we may not be able to pass through any cost increases to our customers. We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. All of these factors could adversely affect our business and financial results.

We heavily depend on our suppliers and distributors.

        We currently purchase our raw materials from various suppliers. We purchase a majority of our frozen bagel dough from one supplier (who utilizes our proprietary processes) and on which we are dependent upon in the short-term. Additionally, we purchase all of our cream cheese from a single source. Though to date we have not experienced significant difficulties with our suppliers, our reliance on our suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

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

        We are dependent upon an available labor pool of employees, many of whom are hourly employees whose wages may be affected by an increase in the federal or state minimum wage. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of employees from management to hourly employees could affect our labor cost. For example, federal overtime regulations under the Fair Labor Standards Act, which went into effect on August 23, 2004, may impact the classification of several of our positions. We are continuing to evaluate the specific impact of these changes. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash available to service our debt obligations if we are unable to recover these increases by raising the prices we charge our customers.

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

        In addition, our franchising operations are subject to regulation by the Federal Trade Commission. Our franchisees and we must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to our business. The failure to comply with federal, state and local rules and regulations would have an adverse effect on our franchisees and us.

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

        We believe that our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, service marks and proprietary rights. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks, service marks and other proprietary rights.

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

        Our common stock is not currently listed on any stock exchange or Nasdaq. As a result, we are not subject to corporate governance rules adopted by the New York Stock Exchange, American Stock Exchange and Nasdaq requiring a majority of directors to be independent and requiring compensation and nominating committees that are composed solely of independent directors. However, we are subject to rules requiring that the audit committee consist entirely of independent directors. Under the rules of these stock exchanges and Nasdaq, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and except for the rules relating to independence of the audit committee, is exempt from the above-mentioned independence rules. Since Greenlight beneficially owns approximately 97 percent of our common stock, we may take advantage of the controlled company exemption if our common stock becomes listed on an exchange or Nasdaq in the future. As a result, our stockholders currently do not have, and may never have, the protections that these rules are intended to provide.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

        If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder Greenlight beneficially owns approximately 97 percent of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock. Additionally, holders of outstanding warrants may convert and sell the underlying shares in the public market. Pursuant to our obligations under registration rights agreements, we have registered 957,872 shares of common stock underlying certain warrants, of which Greenlight owns warrants to purchase approximately 493,683 shares of our common stock. Sales of shares or a perception that there will be sales of the underlying shares could also cause a decrease in the market price of our common stock.

Holders may find it difficult to effect transactions in our common stock.

        Our common stock is currently quoted on the "pink sheets" under the symbol "NWRG.PK." Before changing our symbol on October 20, 2003, our common stock was quoted on the "pink sheets" under the symbol "NWCI.PK." Since our common stock is not listed on Nasdaq, the American Stock Exchange or the New York Stock Exchange, holders of our common stock may find that the liquidity of our common stock is impaired—not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of us, and lower prices for our securities than might otherwise be attained.

        Securities that are not listed on a stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market are subject to an SEC rule that imposes special requirements on broker-dealers who sell those securities to persons other than their established customers and accredited investors. The broker-dealer must determine that the security is suitable for the purchaser and must obtain the purchaser's written consent prior to the sale. These requirements may make it more difficult for stockholders to sell our stock than the stock of some other companies. It may also affect our ability to raise more capital if and when necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the fiscal years ended 2004 and 2003, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

        Our debt as of December 28, 2004 and December 30, 2003 is principally comprised of the $160 Million Notes due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Notes is fixed. The interest rate on the AmSouth Revolver fluctuates with changes in the prime rate, but is immaterial in relation to interest expense under the $160 Million Notes and in our results of operations and financial condition.

        We purchase certain commodities such as butter, cheese, coffee and flour. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

        This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Annual Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 28, 2004 and December 30, 2003 (restated)
Consolidated Statements of Operations for the Years Ended December 28, 2004, December 30, 2003 (restated) and December 31, 2002 (restated)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 28, 2004, December 30, 2003 (restated) and December 31, 2002 (restated)
Consolidated Statements of Cash Flows for the Years Ended December 28, 2004, December 30, 2003 (restated) and December 31, 2002 (restated)
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New World Restaurant Group, Inc.

        We have audited the accompanying consolidated balance sheets of New World Restaurant Group, Inc. and Subsidiaries as of December 28, 2004 and December 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 28, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New World Restaurant Group, Inc. and Subsidiaries as of December 28, 2004 and December 30, 2003, and the results of their operations, and their cash flows for each of the three years in the period ended December 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

        Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        As discussed in Note 2, the Company has restated their consolidated financial statements for the years ended December 30, 2003 and December 31, 2002, to record amortization expense on leasehold improvements in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado
February 21, 2005

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 28, 2004 AND DECEMBER 30, 2003

(in thousands, except share information)

	December 28, 2004	December 30, 2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,752	$9,575
Restricted cash	1,269	1,815
Franchise and other receivables, net of allowance of $2,475 and $3,310	7,123	5,842
Inventories	4,941	4,831
Prepaid expenses and other current assets	1,643	2,650

Total current assets	24,728	24,713
Restricted cash long-term	2,526	3,036
Property and equipment, net	41,855	54,513
Trademarks and other intangibles, net	77,219	85,431
Goodwill	4,875	4,875
Debt issuance costs and other assets	7,253	9,170

Total assets	$158,456	$181,738

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,243	$8,189
Accrued expenses	34,836	37,871
Short term debt and current portion of long-term debt	295	2,105
Current portion of obligations under capital leases	16	180

Total current liabilities	43,390	48,345
Senior notes and other long-term debt	160,840	161,120
Obligations under capital leases	31	29
Other liabilities	9,678	10,397
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000

Total liabilities	270,939	276,891

Stockholders' deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,848,713 and 9,841,828 shares issued and outstanding	10	10
Additional paid-in capital	175,797	175,585
Unamortized stock compensation	(137)	—
Accumulated deficit	(288,153)	(270,748)

Total stockholders' deficit	(112,483)	(95,153)

Total liabilities and stockholders' deficit	$158,456	$181,738

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 28, 2004, DECEMBER 30, 2003 AND DECEMBER 31, 2002

(in thousands, except earnings per share and related share information)

	December 28, 2004	December 30, 2003	December 31, 2002
		(Restated)	(Restated)
Revenues:
Retail sales	$347,786	$356,225	$369,351
Manufacturing revenues	20,122	21,457	23,734
Franchise and license related revenues	5,952	5,624	5,565

Total revenues	373,860	383,306	398,650
Cost of sales:
Retail costs	288,736	297,934	300,013
Manufacturing costs	17,925	19,756	21,493

Total cost of sales	306,661	317,690	321,506

Gross profit	67,199	65,616	77,144
Operating expenses:
General and administrative expenses	32,755	41,794	42,640
Depreciation and amortization	27,848	34,013	35,047
Charges (adjustments) of integration and reorganization cost	(869)	2,132	4,194
Impairment charges and other related costs	450	5,292	—

Income (loss) from operations	7,015	(17,615)	(4,737)
Other expense (income):
Interest expense, net	23,196	34,184	42,883
Cumulative change in the fair value of derivatives	—	(993)	(233)
Loss (gain) on sale, disposal or abandonment of assets, net	1,557	(558)	—
Gain on investment in debt securities	—	(374)	(2,537)
Loss on exchange of Series F Preferred Stock due to Equity Recap	—	23,007	—
Other	(284)	(172)	(322)

Loss before income taxes	(17,454)	(72,709)	(44,528)
Provision (benefit) for state income taxes	(49)	812	366

Net loss	(17,405)	(73,521)	(44,894)
Dividends and accretion on Preferred Stock	—	(14,423)	(27,594)

Net loss available to common stockholders	$(17,405)	$(87,944)	$(72,488)

Net loss per common share—Basic and Diluted	$(1.77)	$(22.71)	$(55.18)

Weighted average number of common shares outstanding:
Basic and Diluted	9,842,414	3,873,284	1,313,760

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 28, 2004, DECEMBER 30, 2003 AND DECEMBER 31, 2002

(in thousands, except share information)

	Common Stock
			Additional Paid In Capital	Unamortized Stock Compensation	Accumulated Deficit Amount
	Shares	Amount				Total
Balance, January 1, 2002 (as restated)	290,376	$—	$80,220	$—	$(110,316)	$(30,096)
Net loss (as restated)	—	—	—	—	(44,894)	(44,894)
Issuance of common stock	557,037	1	116	—	—	117
Issuance of warrants in financing transactions	—	—	6,321	—	—	6,321
Dividends and accretion on preferred stock	—	—	—	—	(27,594)	(27,594)

Balance, December 31, 2002 (as restated)	847,413	$1	$86,657	$—	$(182,804)	$(96,146)

Net loss (as restated)	—	—	—	—	(73,521)	(73,521)
Conversion of Series F to common stock	9,380,843	9	84,704	—	—	84,713
Conversion of common stock and warrants to Series Z	(386,428)	—	(762)	—	—	(762)
Issuance of warrants in financing transactions	—	—	4,986	—	—	4,986
Dividends and accretion on preferred stock	—	—	—	—	(14,423)	(14,423)

Balance, December 30, 2003 (as restated)	9,841,828	$10	$175,585	$—	$(270,748)	$(95,153)

Net loss	—	—	—	—	(17,405)	(17,405)
Stock compensation expense of options granted	—	—	205	(205)	—	—
Amortization of stock compensation expense	—	—	—	68	—	68
Common stock issued upon warrant exercise	6,885	—	7	—	—	7

Balance, December 28, 2004	9,848,713	$10	$175,797	$(137)	$(288,153)	$(112,483)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 28, 2004, DECEMBER 30, 2003 AND DECEMBER 31, 2002

(in thousands)

	December 28, 2004	December 30, 2003	December 31, 2002
		(Restated)	(Restated)
OPERATING ACTIVITIES:
Net loss	$(17,405)	$(73,521)	$(44,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,848	34,013	35,047
Stock based compensation expense	68	—	117
Loss, net of gains, on disposal of assets and impairment charges	1,872	4,734
Gain on investment in debt securities	—	(374)	(2,537)
Charges (adjustments) of integration and reorganization costs	(869)	2,132	4,194
Provision for (recovery of) losses on accounts receivable	177	1,815	639
Cumulative change in fair value of derivatives	—	(993)	(233)
Amortization of debt issuance and debt discount costs	1,849	3,138	10,605
Notes issued as paid in kind for interest on Bridge Loan	—	395	3,526
Issuance of standstill and step-up warrants	—	3,132	—
Greenlight interest	—	1,025	1,784
Loss on exchange of Series F Preferred Stock due to Equity Recap	—	23,007	—
Reduction in Bridge Loan due to Equity Recap	—	(500)	—
Changes in operating assets and liabilities:
Franchise and other receivables	(1,458)	(1,688)	3,394
Accounts payable and accrued expenses	(2,112)	8,516	(14,272)
Other assets and liabilities	1,140	(2,816)	(4,040)

Net cash provided by (used in) operating activities	11,110	2,015	(6,670)
INVESTING ACTIVITIES:
Purchase of property and equipment	(9,393)	(6,921)	(5,172)
Proceeds from the sale of equipment	543	558	—
Proceeds from the sale of assets held for sale	—	—	1,397
Proceeds from investment in debt securities	—	374	36,711

Net cash provided by (used in) investing activities	(8,850)	(5,989)	32,936
FINANCING ACTIVITIES:
Proceeds (repayments) of line of credit, net	(985)	(5,000)	6,000
Repayment of notes payable	(1,105)	(1,131)	(37,039)
Proceeds from issuance of $160 Million Indenture	—	160,000	—
Repayment of $140 Million Facility	—	(140,000)	—
Advance funding of NJEDA (restricted cash)	—	(1,684)	—
Debt issuance costs	—	(8,571)	—
Common stock issued upon warrant exercise	7	—	—

Net cash provided by (used in) financing activities	(2,083)	3,614	(31,039)
Net increase (decrease) in cash	177	(360)	(4,773)
Cash and cash equivalents, beginning of period	9,575	9,935	14,708

Cash and cash equivalents, end of period	$9,752	$9,575	$9,935

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        The consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation. The Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels and Einstein Bros. Café (collectively known as Einstein Bros.), Noah's New York Bagels (Noah's), Manhattan Bagel Company (Manhattan), Chesapeake Bagel Bakery (Chesapeake) and New World Coffee (New World).

        We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2004, 2003 and 2002 each contained 52 weeks and ended on December 28, 2004, December 30, 2003, and December 31, 2002, respectively.

        Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Prior Financial Information

        It has been our longstanding historical accounting policy to amortize our leasehold improvements over a period that included both the noncancelable term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, we used the noncancelable lease term in determining whether each of our leases was an operating lease or a capital lease and in calculating our straight-line rent expense. We believed that these accounting treatments were appropriate under generally accepted accounting principles. Furthermore, we believed that these accounting treatments were comparable to the practices of other public companies. However, we have since concluded that we should use the same lease term in amortizing leasehold improvements as we use in determining capital versus operating leases and in calculating straight-line rent expense. Accordingly, we have adopted the following policy: the depreciable lives for our leasehold improvements, which are subject to a lease, will be limited to the lesser of the useful life or the noncancelable lease term. In circumstances where we would incur an economic penalty by not exercising one or more option periods, as contemplated by Statement of Financial Accounting Standards (SFAS) No. 13 "Accounting for Leases," we may include one or more option periods when determining the depreciation period. In either circumstance, our policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

        As a result of this change, our financial statements have been restated as follows:

	2003
	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$67,800	$(13,287)	$54,513
Total assets	195,025	(13,287)	181,738
Accumulated deficit	(257,461)	(13,287)	(270,748)
Total stockholders' deficit	(81,866)	(13,287)	(95,153)
Statement of Operations:
Depreciation and amortization	28,200	5,813	34,013
Loss from operations	(11,802)	(5,813)	(17,615)
Loss before income taxes	(66,896)	(5,813)	(72,709)
Net loss	(67,708)	(5,813)	(73,521)
Net loss available to common stockholder	(82,131)	(5,813)	(87,944)
Net loss per common share, basic and diluted	$(21.20)	$(1.51)	$(22.71)
	2002
	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$81,254	$(7,474)	$73,780
Total assets	210,648	(7,474)	203,174
Accumulated deficit	(175,330)	(7,474)	(182,804)
Total stockholders' deficit	(88,672)	(7,474)	(96,146)
Statement of Operations:
Depreciation and amortization	30,626	4,421	35,047
Loss from operations	(316)	(4,421)	(4,737)
Loss before income taxes	(40,107)	(4,421)	(44,528)
Net loss	(40,473)	(4,421)	(44,894)
Net loss available to common stockholder	(68,067)	(4,421)	(72,488)
Net loss per common share, basic and diluted	$(51.81)	$(3.37)	$(55.18)

        Accumulated deficit at January 1, 2002 as reported was $107,263. The impact of the restatement for fiscal year 2001 was $3,053, which was recorded as an adjustment to opening stockholders' deficit at

January 1, 2002. The adjustments had no effect on net cash flows from operating, investing and financing activities, cash position and revenues.

		2002
	2001 Accumulated Deficit	Net Loss	Dividends/ Accretion on Preferred Stock	Net Loss Available to Common Stockholders	Net Loss per Common Share	2002 Accumulated Deficit
As reported	$(107,263)	$(40,473)	$(27,594)	(68,067)	$(51.81)	$(175,330)
Adjustments	(3,053)	(4,421)	—	(4,421)	(3.37)	(7,474)

As restated	$(110,316)	$(44,894)	$(27,594)	(72,488)	$(55.18)	$(182,804)

		2003
	2002 Accumulated Deficit	Net Loss	Dividends/ Accretion on Preferred Stock	Net Loss Available to Common Stockholders	Net Loss per Common Share	2003 Accumulated Deficit
As reported	$(175,330)	$(67,708)	$(14,423)	(82,131)	$(21.20)	$(257,461)
Adjustments	(7,474)	(5,813)	—	(5,813)	(1.51)	(13,287)

As restated	$(182,804)	$(73,521)	$(14,423)	$(87,944)	$(22.71)	$(270,748)

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates.

Revenue Recognition

        We record revenue from the sale of food and beverage as products are sold. Our manufacturing revenues are recorded at the time of shipment to customers. Initial fees received from a franchisee or licensee to establish a new location are recognized as income when we have performed our obligations required to assist the franchisee or licensee in opening a new location, which is generally at the time the franchisee or licensee commences operations. Continuing royalties, which are a percentage of the net sales of franchised and licensed locations, are accrued as income each month. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder.

Property and Equipment

        Property and equipment is recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 3 to 8 years. Leasehold improvements are amortized using the straight-line method. The depreciable lives for our leasehold improvements, which are subject to a lease, are limited to the lesser of the useful life or the noncancelable lease term. In circumstances where we would incur an economic penalty by not exercising one or more option periods, we include one or more option periods when determining the depreciation period. In either circumstance, our policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

        In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted future cash flows, considering location, local competition, current store management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows or the expected proceeds, net of costs to sell, upon sale of the asset.

        For the year ended December 28, 2004, we recorded $450 in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of five under-performing restaurants.

Goodwill, Trademarks and Other Intangibles

        Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan. Other intangibles consist mainly of trademarks, trade secrets and patents.

        Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" requires a two-step approach for testing impairment. First, the estimated fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the second step of the impairment test is performed; the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value. Intangible assets not subject to amortization consist primarily of the Einstein Bros. and Manhattan trademarks.

        Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives and consist primarily of patents used in our manufacturing process. Amortization expense is calculated using the straight-line method over the estimated useful lives of approximately 5 years. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        During fiscal 2004, we began an evaluation of whether each of our brands should be a part of our overall strategic business plan. As a result of this evaluation, we determined that certain brands may no longer fit strategically. Accordingly, we performed an interim impairment analysis and determined that no impairment of these brands existed. We also performed a longevity analysis of certain brands and determined that certain trademarks had an estimated remaining useful life of 4 years. These trademarks were previously treated as a non-amortizing intangible and accordingly, were reclassified as an amortizing intangible at June 29, 2004.

        For the fiscal years ended 2004 and 2003, we engaged an independent valuation expert to assist us in performing our impairment analyses. At December 28, 2004, there was no indication of impairment in our indefinite and definite lived intangible assets. At December 30, 2003, there was an indication that the carrying amounts of our indefinite lived assets exceeded their fair values and accordingly we recorded an impairment charge of $4,878 related to our Manhattan and Chesapeake trademarks. The impairments for both Manhattan and Chesapeake were related to declining cash flows for those brands and our expectation that the trend of lower sales will continue in future years. In addition to the trademark impairment, we also wrote-off the value of previously reacquired Manhattan franchise territory rights of $414.

Self-Insurance

        We are self-insured for certain losses related to health, general liability and workers' compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based upon analysis of historical data and actuarial estimates, is discounted at 10% and is reviewed on a quarterly basis to ensure that the liability is appropriate. The estimated liability is included in accrued expenses in our consolidated balance sheets.

Guarantees

        We are liable for certain lease assignments and guarantees and we record a liability for our exposure under these lease assignments and guarantees when such exposure is probable and estimable. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We have recorded a liability where we believe our exposure is probable and estimable. As of December 28, 2004, our total exposure under these contingent liabilities was approximately $2,300. Approximately $425 has been recorded and is included in accrued expenses in our consolidated balance sheets.

        We are also liable for certain debt guarantees we made in connection with our franchisees initial equipment purchases. When we have been required to make significant payments related to the debt guarantees, we have recorded a liability where we believe our exposure is probable and estimable. As of December 28, 2004, our total exposure under these contingent liabilities was approximately $536. Approximately $411 has been recorded and is included in accrued expenses in our consolidated balance sheets.

Fair Value of Financial Instruments

        As of December 28, 2004 and December 28, 2003, our financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The fair value of accounts receivable and accounts payable approximate their carrying value, due to their short-term maturities. The fair value of debt and notes payable is estimated to approximate their carrying value by comparing the terms of existing instruments to the terms offered by lenders for similar borrowings with similar credit ratings. The fair value of the $160 Million Notes approximates its carrying value at December 28, 2004 as the notes are traded at par in the market.

        The Mandatorily Redeemable Series Z Preferred Stock (Series Z) is recorded in the accompanying balance sheet at its full face value of $57,000, which represents the total required future cash payment. The current fair value of the Series Z, which was determined by using the useful life of the Series Z and the effective dividend rate from the Certificate of Designation, is estimated to be $28,500 and $24,400 at December 28, 2004 and December 30, 2003, respectively.

Concentrations of Risk

        We purchase a majority of our frozen bagel dough from one supplier who utilizes our proprietary processes, which we are dependent upon in the short-term. Additionally, we purchase all of our cream cheese from a single source. Though to date we have not experienced significant difficulties with our suppliers, our reliance on our suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

Advertising Costs

        We expense advertising costs as incurred. Advertising costs were $4,500, $12,900 and $14,000 for the fiscal years ended 2004, 2003 and 2002, respectively, and are included in retail costs of sales in the consolidated statements of operations.

Income Taxes

        We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. If we determine it to be more likely than not that the recovery of the asset is in question in the immediate, foreseeable future, we record a valuation allowance. On

December 28, 2004 and December 30, 2003, we recorded a full valuation allowance against our net deferred tax asset. We will continue to record valuation allowances against additional deferred tax assets until such time that recoverability of such assets is demonstrated.

        The provision (benefit) for income taxes reflected in our consolidated statements of operations represents minimum state taxes payable.

Net Loss per Common Share

        We compute basic net loss per common share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding (which includes shares contingently issuable for little or no consideration) during the period.

        Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and warrants. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

        The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	For the years ended:
	December 28, 2004	December 30, 2003	December 31, 2002
		(restated)	(restated)
Weighted average shares outstanding	9,842,414	3,873,284	1,313,760

Net loss available to common stockholders (in thousands of dollars)	$(17,405)	$(87,944)	$(72,488)

Basic and diluted net loss per share	$(1.77)	$(22.71)	$(55.18)

Shares contingently issuable included in the weighted average number of shares of common stock	—	604,298	942,347

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,764,372	1,832,679	102,380

Stock-Based Compensation

        We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our fixed award stock options to our employees. As such, compensation expense is recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We apply the fair value-basis of accounting as prescribed by Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in accounting for our fixed award stock options to our consultants. Under SFAS No. 123, compensation expense is recognized based on the fair value of stock options granted. Had compensation cost for stock options granted to employees been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts:

	For the years ended:
	December 28, 2004	December 30, 2003	December 31, 2002
		(restated)	(restated)
Net loss available to common stockholders, as reported	$(17,405)	$(87,944)	$(72,488)
Deduct: stock based compensation determined under the fair value method, net of related tax effects	(544)	(10)	(196)

Pro forma net loss available to common stockholders	$(17,949)	$(87,954)	$(72,684)

Basic and diluted loss per common share:
As reported	$(1.77)	$(22.71)	$(55.18)

Pro forma	$(1.82)	$(22.71)	$(55.33)

        Compensation cost of options granted for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the years ended:
	December 28, 2004	December 30, 2003	December 31, 2002
Expected life of options from date of grant (in years)	4.00	4.00	4.00
Risk-free interest rate	2.7 - 3.4%	3.0%	3.0%
Volatility	100.0%	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$2.21	$2.84	$6.47

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and amends Paragraph 5 of ARB 43, Chapter 4, by requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed-production overhead be based on the normal capacity of the production facilities. This Statement is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of this Statement will have a material impact on our financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled "Share-Based Payment" that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. We have not fully completed our evaluation of the impact this Statement will have on our financial position and results of operations. Based on options granted and various assumptions used to calculate stock based compensation expense as of December 28, 2004, we anticipate that the impact of adoption would result in an increase in expenses of approximately $471,000 for fiscal 2005. If actual events differ from our assumptions used to calculate the expense, our financial results could be impacted.

        We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

3. RESTRICTED CASH AND CASH EQUIVALENTS

        Restricted cash and cash equivalents consist of the following:

	December 28, 2004	December 30, 2003
Advertising Funds(a)	$851	$667
New Jersey Economic Development Authority(b)	1,307	1,684
Worker's Compensation Insurance Collateral(c)	1,600	2,500
Other	37	—

	3,795	4,851
Less current portion of long-term restricted cash	1,269	1,815

Long-term restricted cash and cash equivalents	$2,526	$3,036

(a)
We act as custodian for certain funds paid by our franchisees that are earmarked as advertising fund contributions.

(b)
On July 3, 2003, we placed in escrow an advanced refunding of the New Jersey Economic Development Authority (NJEDA) note dated December 1, 1998 to enact a debt defeasance as allowed for in the agreement. The NJEDA funds are included in both current portion and long-term portion of restricted cash as of the December 28, 2004 and December 30, 2003 balance sheet dates in accordance with payment terms of the note. We anticipate this classification will continue until the NJEDA note is fully paid from the escrow amount proceeds. The NJEDA note has a maturity date of December 1, 2008. See Note 10 for additional information.

(c)
We also have restricted cash held as collateral for a letter of credit supporting our worker's compensation insurance claims. The insurance company could access this collateral in the event that we do not reimburse them for claims paid on our behalf.

4. FRANCHISE AND OTHER RECEIVABLES

        The majority of our receivables are due from our franchisees and distributors. Credit is extended based on our evaluation of the customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 7-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Franchise and other receivables consist of the following:

	December 28, 2004	December 30, 2003
Franchisee and licensee receivables	$3,367	$4,970
Vendor rebates	3,196	2,126
Other	3,035	2,056

	9,598	9,152
Less allowance for doubtful accounts	2,475	3,310

Total receivables	$7,123	$5,842

5. INVENTORIES

        Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 28, 2004	December 30, 2003
Finished goods	$4,545	$4,403
Raw materials	396	428

Total inventories	$4,941	$4,831

6. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 28, 2004	December 30, 2003
		(restated)
Leasehold improvements	$49,186	$49,712
Store and manufacturing equipment	61,373	56,963
Furniture and fixtures	1,095	1,588
Office and computer equipment	10,445	9,574

	122,099	117,837
Less accumulated depreciation	80,244	63,324

Property and equipment, net	$41,855	$54,513

        As of December 28, 2004 and December 30, 2003, manufacturing equipment with a net book value of approximately $5,100 and $10,100, respectively, was located at a major supplier's plant.

7. TRADEMARKS AND OTHER INTANGIBLES

        Trademarks and other intangibles consist of the following as of:

	December 28, 2004	December 30, 2003
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	2,062	—
Patents-manufacturing process	33,741	33,741

	41,188	39,126
Less accumulated amortization:
Trade secrets	3,770	2,693
Trademarks	387	—
Patents-manufacturing process	23,618	16,870

	27,775	19,563

Total amortizing intangibles, net	$13,413	$19,563

Non-amortizing intangibles:
Trademarks	63,806	65,868

Total trademarks and other intangibles, net	$77,219	$85,431

        Certain trademarks were previously treated as a non-amortizing intangible and were reclassified as an amortizing intangible at June 29, 2004. See note 2 for additional information.

        Intangible amortization expense totaled approximately $8,200, $7,800 and $7,800 for the fiscal years ended 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense for the following five fiscal years is as follows:

Fiscal year:
2005	$8,340
2006	4,428
2007	516
2008	129
2009	—
Thereafter	—

$13,413

8. DEBT ISSUANCE COSTS AND OTHER ASSETS

        Debt issuance costs and other assets consist of the following:

	December 28, 2004	December 30, 2003
Security deposits	$1,296	$1,337
Debt issuance costs, net of amortization	5,957	7,802
Other	—	31

Total debt issue costs and other assets	$7,253	$9,170

        Direct costs incurred for the issuance of debt are capitalized and amortized using the effective interest method over the term of the respective debt. In the event that the debt is retired prior to the maturity date, debt issuance costs will be expensed in the period that the debt is retired. The amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization expense of approximately $1,800, $3,100 and $10,600 was recorded for the fiscal years ended 2004, 2003 and 2002, respectively.

9. ACCRUED EXPENSES

        Accrued expenses consist of the following:

	December 28, 2004	December 30, 2003
Payroll and related bonuses	$12,450	$11,664
Interest	10,249	10,039
Integration and reorganization	21	4,073
Gift cards	2,476	2,301
Other	9,640	9,794

Total accrued expenses	$34,836	$37,871

10. SENIOR NOTES AND OTHER LONG-TERM DEBT

        Senior notes and other long-term debt consist of the following:

	December 28, 2004	December 30, 2003
$160 Million Notes	$160,000	$160,000
AmSouth Revolver	15	1,000
Chesapeake Bagel Bakery Note Payable	—	825
New Jersey Economic Development Authority Note Payable	1,120	1,400

	161,135	163,225
Less current portion of debt	295	2,105

Long-term debt	$160,840	$161,120

$160 Million Notes

        On July 8, 2003, we issued $160,000 of 13% senior secured notes maturing on July 1, 2008 ("$160 Million Notes") in a private placement.

        The $160 Million Notes are guaranteed, fully and unconditionally, jointly and severally, by us and all present and future subsidiaries of ours and is collateralized by substantially all of our assets in which we have an interest. Pursuant to an Intercreditor Agreement, the $160 Million Notes are subordinate to the AmSouth Revolver as described below.

        The $160 Million Notes contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of December 28, 2004, we were in compliance with all our financial and operating covenants.

        Interest payments under the $160 Million Notes are payable in arrears at the rate of 13% per year on July 1 and January 1, commencing January 1, 2004. The notes are redeemable, at our option, in whole or in part at any time after July 1, 2004 at the following redemption prices (as expressed in percentages of the principal amount):

Year	Percentage
2004	104.0%
2005	103.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%

AmSouth Revolver

        On July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank ("AmSouth Revolver"). The AmSouth Revolver was subsequently amended to make technical corrections, clarify ambiguous terms and provide for increased limits with respect to letters of credit. On February 11, 2005, the AmSouth Revolver was amended again to increase our letter of credit sub-facility from $5 million to $7.5 million.

        The AmSouth Revolver is collateralized by substantially all of our assets in which we have an interest and is senior to the $160 Million Notes pursuant to an Intercreditor Agreement.

        The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10,000. This debt also contains usual and customary default provisions. As of December 28, 2004, we are in compliance with all of our financial and operating covenants.

        Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank "prime rate" and the applicable margin based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5%, respectively. As of December 28, 2004 and December 30, 2003, the interest rate on the borrowings outstanding under the AmSouth Revolver was 5.75% and 5.0%, respectively.

        We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee, based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At December 28, 2004, we had $5,000 of letters of credit outstanding. The letters of credit expire on various dates during 2005, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims. Our availability under the AmSouth Revolver was approximately $10,000 at December 28, 2004.

Chesapeake Bagel Bakery Note Payable

        As a part of the acquisition of the assets of Chesapeake, we entered into a note payable to the seller. The note provided for quarterly payments of interest only at 10%. The note was paid in full on August 31, 2004 according to its terms.

New Jersey Economic Development Authority Note Payable

        In December 1998, Manhattan entered into a note payable in the principal amount of $2,800 with the New Jersey Economic Development Authority (NJEDA) at an interest rate of 9% per annum. Principal is paid annually and interest is paid quarterly. The note matures on December 1, 2008 and is secured by the assets of Manhattan.

        On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the December 28, 2004 and December 30, 2003 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

        Our senior notes and other long-term debt obligations for the five years following December 28, 2004 are as follows (in thousands of dollars):

Fiscal year:
2005	$295
2006	280
2007	280
2008	160,280
2009	—
Thereafter	—

$161,135

11. LEASES

Capital Leases

        We lease certain equipment under capital leases. Included in property and equipment are the asset values of $51 and the related accumulated amortization of $5 at December 28, 2004. Amortization of assets under capital leases is included in depreciation and amortization expense.

Operating Leases

        We lease office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through fiscal 2017. Our restaurant leases have renewal clauses of 1 to 20 years at our option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal 2004, 2003 and 2002 was approximately $31,400, $31,200 and $30,500, respectively. Contingent rent included in rent expense for fiscal 2004, 2003 and 2002 was approximately $3,700, $3,500 and $2,900, respectively.

Future Minimum Lease Payments

        As of December 28, 2004, future minimum lease payments under capital and operating leases were as follows (in thousands of dollars):

Fiscal year:	Capital Leases	Operating Leases
2005	$18	$26,358
2006	18	20,158
2007	14	10,734
2008	—	4,644
2009	—	2,705
2010 and thereafter	—	4,969

Total minimum lease payments	50	$69,568

Less imputed interest (average rate of 4.75%)	3

Present value of minimum lease payments	47
Less current installments	16

Future minimum rental payments, net	$31

12. OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consist of the following (in thousands of dollars):

	December 28, 2004	December 30, 2003
Vendor contractual agreements(a)	$7,804	$8,014
Guaranteed franchisee debt(b)	394	874
Deferred rent	1,480	1,509

	$9,678	$10,397

(a)
A strategic supplier of ours provided advance funding in the amount of $10,000 to us in 1996 as part of a contract to continue buying products from the supplier. The contract terminates upon fulfillment of contractual purchase volumes. The accounting for this contract is to recognize a reduction of cost of goods sold based on the volume of purchases of the vendor's product.

(b)
In connection with our acquisition of Manhattan, we agreed to guarantee certain loans to franchisees made by two financial institutions. We evaluate the fair value of such liability at each balance sheet date. As of December 28, 2004 and December 30, 2003, the fair value of the liability reflected above is the probable and estimable loss related to such loans pursuant to agreements with the financial institutions regarding the established caps on our obligation. This represents our best estimate of future pay-outs we will make under these guarantees.

13. 2003 DEBT REFINANCING AND EQUITY RECAPITALIZATION

        During 2000 and 2001, we engaged in several financing transactions to acquire the bonds of Einstein/Noah Bagel Corp. (ENBC), which declared Chapter 11 bankruptcy on April 27, 2000. In 2001, we completed the acquisition of substantially all of the assets (the Einstein Acquisition) of ENBC and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. which operated 2 brands: Einstein Bros. Bagels and Noah's New York Bagels. The Einstein Acquisition in 2001 was accomplished by issuing a substantial amount of short-term debt and mandatorily redeemable preferred equity. The maturity date on the debt and the redemption date of certain preferred stock issuances ranged from one to three years. The debt and preferred stock agreements required the issuance of additional warrants and payment of dividends in the event that they were not redeemed within a certain period. Such debt and preferred stock and warrant agreements were referred to as the Increasing Rate Notes or $140 Million Facility, the Standstill Agreement, the Bond Purchase Agreement, the Bridge Loan, and the Mandatorily Redeemable Series F Preferred Stock (Series F) and Warrant Agreements.

        In connection with the aforementioned debt and preferred stock issuances, we issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events. The warrants were classified as a liability in the consolidated balance sheets, subject to the provisions of SFAS No. 133, "Accounting for Derivative and Hedging Activities," which required the warrants to be adjusted to fair value at each measurement date. Changes in the fair value of derivatives were recognized in earnings. During the years 2003 and 2002, we recorded a cumulative change in the fair value of derivatives of $993 and $233, respectively. As a result of the equity recapitalization as described below, we no longer have contingently issuable warrants and all warrants issued have been classified as permanent equity.

        We previously held an investment in debt securities which included ENBC 7.25% Convertible Debentures due 2004 (Einstein Bonds). The Einstein Bonds were classified as available for sale and recorded at fair value with changes in fair value reported in stockholders' deficit. During the years ended 2003 and 2002, we received proceeds of $374 and $36,711, respectively, for the debentures from the bankruptcy court that exceeded the carrying value of the asset. Accordingly, we recorded a gain on our investment in debt securities of $374 and $2,537 in 2003 and 2002, respectively.

        The proceeds received of $36,711 relating to our investment in the Einstein Bonds were used repay a portion of the Bridge Loan, which bore interest at an initial rate of 14% per annum and increased by 0.35% on the fifteenth day of each month beginning July 15, 2002. The Bridge Loan was secured by the Einstein Bonds. We issued Series F to pay the remaining balance of the Bridge Loan. Additionally, we issued Series F to pay the Bond Purchase Agreement in full. The Bond Purchase Agreement provided for guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and an additional 2% each six months thereafter. The Series F was entitled to an annual cash dividend equal to 17% per annum increasing 100 basis points per month until the Series F was redeemed. Warrants to purchase shares of our common stock were also issued in connection with this transaction and have since been reclassified as permanent equity as a result of the equity recapitalization.

        On July 8, 2003, we issued $160 million of 13% senior secured notes due 2008 as further explained in Note 10. We used the net proceeds, among other things, to refinance the Increasing Rate Notes. The Increasing Rate Notes bore interest at an initial rate of 13%, increasing 100 basis point each quarter commencing September 15, 2001 to a maximum rate of 18%. On that same date, we also entered into a three-year, $15 million senior secured facility with AmSouth Bank.

        In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, our Mandatorily Redeemable Series F Preferred Stock (Series F) and its related dividends and accretion were eliminated. In exchange, we issued 57,000 shares of our Mandatorily Redeemable Series Z Preferred Stock (Series Z) to Halpern Denny Fund III, L.P. ("Halpern Denny") and we issued 9,380,843 shares of our common stock to Greenlight Capital and affiliates ("Greenlight").

        The exchange of the Halpern Denny interest resulted in a reduction of our effective dividend rate and as a result of this and other factors, we accounted for this transaction as troubled debt restructuring. This exchange did not result in a gain from troubled debt restructuring. The exchange of the Greenlight interest into common shares was recorded at fair value, which resulted in a loss upon exchange of approximately $23,000.

        In connection with the equity recapitalization and because certain debt agreements were not redeemed within a certain period, we issued step-up warrants to prevent further dilution and entered into Standstill Agreements with holders of our Increasing Rate Notes. Under the terms of the Standstill Agreements, we agreed to issue additional warrants to purchase shares of our common stock. The Standstill Agreements prevented the call of the debt until such time as we completed the equity recapitalization. For the year ended December 30, 2003, we recorded $3,132 in interest expense related to the standstill and step-up warrants representing the fair value of our stock on the date of issuance.

14. MANDATORILY REDEEMABLE SERIES Z PREFERRED STOCK

        The major provisions of our Mandatorily Redeemable Series Z Preferred Stock (Series Z) are as follows:

  •
  2,000,000 shares authorized;

  •
  par value of $0.001 per share;

  •
  mandatory redemption upon the earlier of (i) a merger or change of control or (ii) June 30, 2009;

  •
  shares are non-voting (except for certain limited voting rights with respect to specified events);

  •
  liquidation value is $1,000 per share;

  •
  dividends are not accrued or paid unless the shares are not redeemed by the redemption date; and

  •
  shares may be redeemed in whole or in part at an earlier date at our discretion.

        The Series Z is recorded in the accompanying consolidated balance sheets at its full face value of $57,000 as a result of the accounting under troubled debt restructuring as discussed in Note 13. The $57,000 represents the total cash payable upon liquidation.

15. STOCKHOLDERS' EQUITY

Common Stock

        We are authorized to issue up to 15 million shares of common stock, par value $0.001 per share. As of December 28, 2004 and December 30, 2003, there were 9.849 million and 9.842 million shares outstanding, respectively.

Series A Junior Participating Preferred Stock

        In June 1999, our board of directors authorized the issuance of a Series A junior participating preferred stock in the amount of 700,000 shares. This authorization was made in accordance with the Stockholders' Rights Plan. There are currently no issued shares.

Stockholder Protection Rights Plan

        We maintain a Stockholder Protection Rights Plan (the Plan). Upon implementation of the Plan in June 1999, our Board declared a dividend distribution of one right on each outstanding share of common stock, as well as on each share later issued. Each right will allow stockholders to buy one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $10.00. The rights become exercisable if an individual or group acquires 15% or more of common stock, or if an individual or group announces a tender offer for 15% or more of common stock. The Board can redeem the rights at $0.001 per right at any time before any person acquires 15% or more of the outstanding common stock. In the event an individual (the "Acquiring Person") acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at the right's exercise price, one one-hundredth of a share of Series A junior participating preferred stock, which is convertible into common stock at one-half of the then value of the common stock, or to purchase such common stock directly if there are a sufficient number of Shares of common stock authorized. Our Board has the ability to exclude any Acquiring Person from the provision of the stockholders rights plan, resulting in such Acquiring Person's purchase of our common stock not triggering the plan. Rights held by the Acquiring Person are void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price.

16. STOCK OPTION AND WARRANT PLANS

1994 and 1995 Plans

        Our 1994 Stock Plan (1994 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. At December 28, 2004, 17 options with an exercise price of $210.71 per share remained outstanding under this plan.

        Our 1995 Directors' Stock Option Plan (Directors' Option Plan) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors' Option

Plan. At December 28, 2004, 2,324 options with a weighted average exercise price of $32.43 per share remained outstanding under this plan.

2003 Executive Employee Incentive Plan

        On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, amended on December 19, 2003 (2003 Plan). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. The number of shares issuable pursuant to options granted under the 2003 Plan is 900,000. Options typically vest in part based upon the passage of time and, in part, upon our financial performance. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 386,000 shares of our common stock, which are not yet exercisable, are subject to company performance. We expect that approximately one-half of the non-vested awards at December 28, 2004, will eventually vest based on company performance. As of December 28, 2004, there were 129,000 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

        On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, (2004 Directors' Plan). Our board of directors may amend, suspend, or terminate the 2004 Directors' Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Directors' Plan. The 2004 Directors' Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year. Options become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of December 28, 2004, there were 170,000 shares reserved for future issuance under the 2004 Directors' Plan.

Option Activity

        Transactions during fiscal 2004, 2003 and 2002 were as follows:

	Number of Options			Weighted Average Exercise Price
	2004	2003	2002	2004	2003	2002
Outstanding, beginning of year	878,345	86,647	47,582	$4.12	$17.46	$97.53
Granted	45,000	877,495	84,219	3.25	4.05	15.61
Exercised	—	—	—	—	—	—
Forfeited	(120,004)	(85,797)	(45,154)	(3.00)	(16.89)	(98.68)

Outstanding, end of year	803,341	878,345	86,647	$3.95	$4.12	$17.46

Exercisable, end of year	32,341	2,345	30,418	$5.92	$33.99	$20.02

        The following table summarizes information about stock options outstanding at December 28, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Wt.Avg. Remaining Life (Years)	Wt.Avg. Exercise Price	Number of Options	Wt.Avg. Exercise Price
$2.25 - $4.00	801,000	9.00	$3.86	30,000	$3.75
$4.01 - $31.00	1,826	8.42	12.20	1,826	12.20
$31.01 - $241.00	515	4.84	110.04	515	110.04

	803,341	9.00	$3.95	32,341	$5.92

Warrants

        As of December 28, 2004, we have 961,391 warrants outstanding and exercisable to purchase shares of our common stock. The warrants have exercise prices ranging from $0.60 to $663.00 per share, of which 950,933 are exercisable at $1.00 or less per share, and have terms ranging from three to ten years. Such warrants were issued in connection with financings and certain other services. Transactions during fiscal 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Outstanding at beginning of year	968,337	659,328	858,336
Issued	—	541,027	459,363
Exercised	(6,885)	—	(658,371)
Converted	—	(227,747)	—
Forfeited	(61)	(4,271)	—

Outstanding and exercisable at end of year	961,391	968,337	659,328

17. SAVINGS PLAN

        We sponsor a qualified defined contribution retirement plan covering eligible employees of New World Restaurant Group. Employees, excluding officers, are eligible to participate in the plan if they meet certain compensation and eligibility requirements. The 401(k) plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We have accrued a match of approximately 25% of the participants' elective contribution for 2004. Our contribution expense was $250, $203 and $298 for 2004, 2003 and 2002, respectively. Our contributions vest at the rate of 100% after three years of service.

18. INTEGRATION AND REORGANIZATION COSTS

2001 Restructuring

        During the quarter ended July 3, 2001, we implemented a plan to consolidate our two dough manufacturing facilities on the West Coast, eliminate duplicative labor lines of assembly, and terminate certain lease obligations inclusive of several restaurant and other locations. We initially recorded a restructuring accrual of approximately $4,400 associated with this restructuring plan. Approximately $1,000 of this charge represented a write-off of equipment and leasehold improvements that were either abandoned or deemed unusable by us. As of December 28, 2004, we anticipate the remaining lease liabilities to expire on or before October 2006.

        The following table presents the activity and balances related to the 2001 restructuring accrual:

	Facility Consolidation Costs	Severance Costs	Contract Termination and Other Costs	Store Lease Termination	Total
Initial accrual	$379	$151	$233	$2,629	$3,392
Application of costs against the accrual	—	—	(204)	(293)	(497)
Adjustments to the accrual	—	—	29	12	41

Balance at January 1, 2002	$379	$151	$58	$2,348	$2,936
Application of costs against the accrual	(68)	(229)	(94)	(907)	(1,298)
Adjustments to the accrual	—	85	43	(702)	(574)

Balance at December 31, 2002	$311	$7	$7	$739	$1,064
Application of costs against the accrual	(266)	—	(14)	(229)	(509)
Adjustments to the accrual	(32)	(7)	7	(181)	(213)

Balance at December 30, 2003	$13	$—	$—	$329	$342
Application of costs against the accrual	(15)	—	—	(168)	(183)
Adjustments to the accrual	2	—	—	(140)	(138)

Balance at December 28, 2004	$—	$—	$—	$21	$21

2002 Restructuring

        During the quarter ended October 1, 2002, we implemented a plan to shut down our dough manufacturing facilities on the East Coast. During the quarter ended December 31, 2002, we implemented a plan to terminate the lease obligation for the Eatontown location. We vacated the Eatontown location in the last week of 2002. When initiated, the restructuring plans were expected to take approximately one year to complete, subject to our ability to sublease the Eatontown facility. We ultimately recorded a $4,800 charge associated with the restructuring plans in 2002. Approximately $2,200 of this charge represented a write-off of equipment and leasehold improvements that were either abandoned or deemed unusable by us. In the fourth quarter of fiscal 2003, we became aware that the Eatontown facility was in the process of being sold and that the landlord had engaged a valuation expert to determine the total cost associated with our vacating the facility. Based upon the results of this study, we adjusted our initial charge to our estimate of the ultimate liability on the Eatontown facility. During April 2004, we reached an agreement with the landlord of the Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted to reflect a reduction of the prior year's accrued cost of $700,000.

        The following table presents the activity and balances related to the 2002 restructuring accrual:

	Facility Consolidation Costs	Severance Costs	Contract Termination and Other Costs	Total
Initial accrual	$1,447	$787	$300	$2,534
Application of costs against the accrual	—	(662)	(168)	(830)

Balance at December 31, 2002	$1,447	$125	$132	$1,704
Application of costs against the accrual	(160)	(90)	(68)	(318)
Adjustments to the accrual	2,413	(35)	(33)	2,345

Balance at December 30, 2003	$3,700	$—	$31	$3,731
Application of costs against the accrual	(3,000)	—	—	(3,000)
Adjustments to the accrual	(700)	—	(31)	(731)

Balance at December 28, 2004	$—	$—	$—	$—

19. LOSS (GAIN) ON SALE, DISPOSAL OR ABANDONMENT OF ASSETS

        During fiscal 2004, we recorded a loss on disposal or abandonment of assets of approximately $120 due to the disposal of menu boards as a result of our new menu offerings and approximately $1,500 due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey. The loss on disposal or abandonment of assets was offset by a gain of approximately $90 on the sale of the assets of Willoughby's as further described below.

20. SALE OF WILLOUGHBY'S COFFEE AND TEA

        Effective October 6, 2004, we executed an Asset Purchase Agreement and sold the assets of Willoughby's to the original founders. The Willoughby's business consisted of a coffee roasting plant, three retail locations and an office space.

        Components of the asset sale included, but were not limited to:

  •
  The "Willoughby's Coffee & Tea" trade name, trademark and logo,

  •
  The "Serious Coffee" trademark,

  •
  The willoughbyscoffee.com domain name and existing website,

  •
  All property and equipment of Willoughby's, and

  •
  Cash in drawer, accounts receivable, and inventory at all Willoughby's locations.

        Under the terms of agreement, we sold the assets for a total sales price of approximately $400, which was received in cash. In connection with the sale of Willoughby's, we also executed a two-year supply agreement to purchase coffee for our New World Coffee cafés from the buyer.

        We have considered Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have determined that the revenues, cost of sales, other operating expenses and the net book value of the assets related to the sale of the coffee roasting plant and three retail locations included in the Willoughby's business were immaterial in relation to our Einstein Bros., Noah and Manhattan restaurants, as well as the financial statements taken as a whole. Accordingly, we have not presented discontinued operations in the accompanying consolidated statements of operations, nor have we reflected assets as held for sale in the accompanying consolidated balance sheets. We recognized a gain from the sale of approximately $90 during the year ended December 28, 2004.

21. INCOME TAXES

        The provision for income taxes consists of the following:

	2004	2003	2002
		(restated)	(restated)
Current
Federal	$—	$—	$—
State	(49)	812	366

Total current income tax expense (benefit)	(49)	812	366

Deferred
Federal	(6,529)	(15,905)	(17,354)
State	(611)	(1,601)	(1,577)

Total deferred income tax benefit	(7,140)	(17,506)	(18,931)

Increase in valuation allowance	7,140	17,506	18,931

Total income tax benefit (expense)	$(49)	$812	$366

        A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes is as follows:

	2004	2003	2002
		(restated)	(restated)
Expected tax expense (benefit) at 35%	$(6,109)	$(25,448)	$(15,585)
State tax, net of federal benefit	(611)	(1,601)	(1,577)
Loss on extinguishment of debt	—	8,052	—
Other, net	(469)	2,303	(1,403)
Change in valuation allowance	7,140	17,506	18,931

Total provision (benefit) for taxes	$(49)	$812	$366

        The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 28, 2004 and December 30, 2003 are as follows:

	2004	2003
Deferred tax assets
Operating loss carryforwards	$57,412	$53,409
Capital loss carryforwards	1,237	—
Accrued expenses	2,424	4,563
Allowances for doubtful accounts	893	1,266
Other assets	32	—
Property, plant and equipment	12,016	7,636

Total gross deferred tax asset	74,014	66,874
Less valuation allowance	(74,014)	(66,874)

Total deferred tax asset	$—	$—

        For income tax purposes, at December 28, 2004, we had net operating loss carryforwards of approximately $150,000, expiring at various dates through 2024. The utilization of approximately $69,000 of the aforementioned net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

        We believe it is more likely than not that our net deferred tax asset will not be realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset at December 28, 2004 and December 30, 2003. Should we conclude that the deferred tax asset is, at least in part, realizable, the valuation allowance will be reversed to the extent of such expected realizability.

22. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
Cash paid during the period for (in thousands):
Interest	$21,166	$17,284	$24,874
Income taxes	$667	$630	$366
Non-cash investing and financing activities (in thousands):
Non-cash dividends and accretion on preferred stock	$—	$14,423	$27,594
Conversion of Bridge Loan and Greenlight obligation to Mandatorily Redeemable Series F preferred stock	$—	$18,588	$—
Conversion of Mandatorily Redeemable Series F to Mandatorily Redeemable Series Z preferred stock	$—	$57,000	$—
Conversion of Mandatorily Redeemable Series F to common stock	$—	$61,706	$—
Non-cash warrant issuance	$—	$1,854	$6,321
Non-cash option issuance	$205	$—	$—

23. RELATED PARTY TRANSACTIONS

        Several of our stockholders or former stockholders, including BET, Brookwood, Halpern Denny, Greenlight Capital, LLC and certain of their affiliates (Greenlight), have been involved in our financings, refinancings and have purchased our debt and equity securities. Below, we have summarized related party transactions involving these investors during 2004, 2003 and 2002 fiscal years.

        E. Nelson Heumann is the chairman of our board of directors and is a current employee of Greenlight. Leonard Tannenbaum, a director, was the Managing Director of MYFM Capital LLC until July 2004. In July 2004, Mr. Tannenbaum founded Fifth Street Capital LLC and is the managing partner. He is also a limited partner and 10% owner in BET. His father-in-law is Bruce Toll, an affiliate of BET. John S. Clark II, a director, was employed by Greenlight until March 2004. Greenlight beneficially owns approximately 97 percent of our common stock.

        Eve Trkla, a director of our company until August 16, 2003, is the Chief Financial Officer of Brookwood Financial Partners, L.P., a former affiliate of Brookwood. Brookwood designated Ms. Trkla as a director to serve for the period specified in the Stockholders Agreement (which was terminated as a result of the equity recapitalization).

        William Nimmo, a director of our company until June 6, 2003, is a partner in Halpern, Denny and Co., an affiliate of Halpern Denny. Halpern Denny designated Mr. Nimmo as a director of our company.

        On May 30, 2002, we entered into a Loan and Security Agreement (the facility) with BET, which provided for $75,000 revolving loan facility at 11% interest. The facility was secured by substantially all of our assets. In connection with obtaining the facility, we paid MYFM Capital LLC a fee of $75. In February 2003, we executed an amendment to the facility to extend the maturity of the facility from March 31, 2003 to June 1, 2003. From February 1, 2003 to June 1, 2003, the interest rate increased from 11% to 13% per annum. BET and MYFM Capital LLC received an extension fee of $188 in connection with the amendment, payable at maturity, and an additional $113 because the facility was not paid in full by June 2, 2003. After June 1, 2003, the interest rate for borrowings under the facility was 15% per annum, and MYFM Capital LLC received a $25 fee for entering into a standstill agreement with us. The facility was repaid with the proceeds of issuance of the $160 Million Facility in July 2003, and BET received $3 for reimbursement of legal fees and expenses.

        In July 2003, Greenlight purchased all of the outstanding Einstein/Noah Bagel Corp. 7.25% Convertible Debentures due 2004 from Jefferies. Upon consummation of the equity recapitalization, we issued 4,337.481 shares of Series F to Greenlight in full payment of the outstanding Bridge Loan. The shares of Series F were converted into common stock in the equity recapitalization.

        On June 25, 2003, we entered into the equity recapitalization with Halpern Denny and Greenlight, pursuant to which the parties agreed to a recapitalization of our equity structure. Pursuant to the equity recapitalization, we reimbursed Greenlight and Halpern Denny for legal fees and disbursements incurred in connection with their investment in our company and the equity restructuring in the respective amounts of $226 and $125.

        Greenlight purchased $35,000 and BET purchased $7,500 of our $160 Million Notes. Leonard Tannenbaum purchased an additional $500 of our $160 Million Notes in the market.

        On December 8, 2003, we entered into a consulting agreement with Ms. Jill B. W. Sisson to provide legal, consulting and advisory services to us and to serve as General Counsel and Secretary. Pursuant to the Agreement, Ms. Sisson is paid $16 per month and, on December 19, 2003, was granted options to purchase 75,000 shares of common stock pursuant to the 2003 Plan. The options vest in part, upon length of service and in part, upon the achievement of specified financial goals by us. In addition, Ms. Sisson is eligible to receive annual additional premium compensation based upon our performance and personal performance. Ms. Sisson will also be reimbursed for reasonable and necessary out-of-pocket expenses. The agreement provides for non-solicitation of our employees for a year after termination of the agreement, and can be terminated by either party upon 30 days notice.

        During 2002, the holders involved in certain debt and preferred stock financings in 2000 and 2001 became entitled to receive additional warrants. See Note 13 for additional information.

24. PURCHASE COMMITMENTS

        We have obligations with certain of our major suppliers of raw materials (primarily frozen bagel dough and cream cheese) for minimum purchases both in terms of quantity and pricing on an annual basis. Furthermore, from time to time, we will commit to the purchase price of certain commodities that are related to the ingredients used for the production of our bagels. On a periodic basis, we review the relationship of these purchase commitments to our business plan, general market trends and our assumptions in our operating plans. If these commitments are deemed to be in excess of the market, we will expense the excess purchase commitment to cost of sales, in the period in which the shortfall is determined. The total of our future purchase obligations at December 28, 2004 was approximately $18,468.

25. LITIGATION

        We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees, licensees and employees or former employees. We do not believe that an adverse outcome in any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Employment Related

        On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a putative class action against Einstein and Noah Corp. ("ENC") in the Superior Court for the State of California, County of San Francisco. The plaintiffs alleged that ENC failed to pay overtime wages to managers and assistant managers of its California stores who were improperly designated as exempt employees. In April 2004, we reached an agreement in principle to settle the litigation, subject to court approval. Amounts representing our estimate to settle this litigation were previously recorded during fiscal 2003.

        On March 31, 2003, Jerold E. Novack, our former Chief Financial Officer and Secretary, filed a complaint in the United States District Court for the District of New Jersey against us, Anthony D. Wedo, our former Chairman and Chief Executive Officer, and William J. Nimmo, a former member of our board of directors. On January 13, 2005, the parties resolved the litigation. The resolution of this issue did not have a material adverse effect on our consolidated financial condition or results of operations.

        On June 4, 2003, R. Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer, filed an action in the United States District Court for the Southern District of New York against us and Anthony D. Wedo, our former Chairman and Chief Executive Officer, alleging breach of contract, defamation, declaratory relief and punitive damages. On February 10, 2005, the case was dismissed with prejudice and the parties have resolved this litigation. The resolution of this issue did not have a material adverse effect on our consolidated financial condition or results of operations.

        On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, Docket No. MRS-L-2463-04 against the Company, Wedo, Nimmo, Novack, Kamfar, Lexington Insurance Company, and XL Specialty Insurance Company seeking declaratory judgment on insurance coverage issues in the Novack litigation and the Kamfar litigation described above. The parties have filed answers and cross-claims, and Mr. Kamfar has filed a motion for partial summary judgment claiming advancement for expenses for which he claims the Company is required to indemnify him. At this time, we cannot predict the outcome of this matter and there can be no assurance that we will prevail in this matter, that a determination will be made that we have insurance coverage for expenses that we have already incurred, or that damages or other relief will not be awarded against us.

Investigations

        On April 3, 2002, the Securities and Exchange Commission notified us that the Commission was conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing our Form 10-K for 2001. We have cooperated fully with the investigation as well as with a Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that, under applicable law and our by-laws, we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. We have advanced certain expenses in connection with these claims. At this time, it is not possible to reasonably estimate the loss or range of loss, if any.

Other Litigation

        On February 23, 2000, New World Coffee of Forest Hills, Inc., a franchisee, filed a demand for arbitration with the American Arbitration Association against us alleging fraudulent inducement and violations of New York General Business Law Article 33. In August 2004, this matter was resolved. The resolution of this issue did not have a material adverse effect on our consolidated financial condition or results of operations.

26. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table summarizes the unaudited consolidated results of operations for fiscal 2004 and 2003:

	Fiscal year 2004, for the quarters ended:
	March 30	June 29	Sept. 28	Dec. 28
Revenue	$91,196	$94,164	$91,179	$97,321
Income from operations(1)	$1,654	$1,300	$456	$3,605
Net loss(2)	$(4,130)	$(6,224)	$(4,952)	$(2,099)
Net loss available to common shareholders(3)	$(4,130)	$(6,224)	$(4,952)	$(2,099)
Basic and diluted loss per share	$(0.42)	$(0.63)	$(0.50)	$(0.21)
	Fiscal year 2003, for the quarters ended (restated):
	April 1	July 1	Sept. 30	Dec. 30
Revenue	$95,211	$97,749	$93,227	$97,119
Income (loss) from operations(1)	$(1,655)	$(3,929)	$(3,714)	$(8,317)
Net loss(2)	$(9,154)	$(14,630)	$(35,711)	$(14,026)
Net loss available to common shareholders(3)	$(13,756)	$(24,451)	$(35,711)	$(14,026)
Basic and diluted loss per share	$(9.03)	$(15.22)	$(14.16)	$(1.43)

(1)
The loss from operations includes charges for integration and restructuring in the amounts of $2,300 for the respective quarters ended September 30, 2003 and December 30, 2003. Charges for integration and restructuring are further discussed in footnote 18. The quarters ended December 28, 2004 and December 30, 2003 include impairment charges of $500 and $5,300, respectively, which is further discussed in footnote 2.

(2)
The net loss includes the following items:

  •
  Cumulative change in fair value of derivatives for the respective 2003 quarters ended April 1, July 1 and September 30 of $700, ($700) and $1,100;

  •
  Loss (gain) on sale, disposal or abandonment of assets for the 2004 quarter ended June 29 of $1,472;

    •
    Gain on investment in debt securities for the respective quarters ended December 30, 2003 of $400; and,

    •
    Loss on exchange of Series F Preferred Stock due to equity recapitalization of $23,000 for the quarter ended September 30, 2003.

(3)
The net loss available to common stockholders includes dividends and accretion on Preferred Stock for the respective 2003 quarters' ended April 1 and July 1 of $4,600. In connection with the Equity Recap, the Series F and its related dividends and accretion, have been recapitalized and, as of the quarter ended September 30, 2003, we are no longer incurring these items.

(4)
The sum of basic and diluted earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.

NEW WORLD RESTAURANT GROUP, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands of dollars)

	Balance at beginning of period	Additions(a)	Deductions(b)	Balance at end of period
For the fiscal year ended December 31, 2002:
Allowance for doubtful accounts	$4,097	639	(125)	$4,611
Restructuring reserve	$2,936	3,107	(3,275)	$2,768
Valuation allowance for deferred taxes	$30,437	18,931	—	$49,368
For the fiscal year ended December 30, 2003:
Allowance for doubtful accounts	$4,611	1,815	(3,116)	$3,310
Restructuring reserve	$2,768	2,420	(1,115)	$4,073
Valuation allowance for deferred taxes	$49,368	17,506	—	$66,874
For the fiscal year ended December 28, 2004:
Allowance for doubtful accounts	$3,310	177	(1,012)	$2,475
Restructuring reserve	$4,073	(869)	(3,183)	$21
Valuation allowance for deferred taxes	$66,874	7,140	—	$74,014

Notes:

(a)
Amounts charged to costs and expenses.

(b)
Bad debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A. CONTROLS AND PROCEDURES

        An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 28, 2004. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

        During the quarter ended December 28, 2004, there were no significant changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to Directors required by Item 10 will be included in our 2005 Proxy Statement, which will be filed within 120 days after the close of the 2004 fiscal year, and is hereby incorporated by reference.

        Information relating to compliance with Section 16(a) required by Item 10 will included in our 2005 Proxy Statement, which will be filed within 120 days after the close of the 2004 fiscal year, and is hereby incorporated by reference.

        Information regarding executive officers is included in Part I of this Form 10-K, as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

        This information will be included in our 2005 Proxy Statement, which will be filed within 120 days after the close of the 2004 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information will be included in our 2005 Proxy Statement, which will be filed within 120 days after the close of the 2004 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information will be included in our 2005 Proxy Statement, which will be filed within 120 days after the close of the 2004 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information will be included in our 2005 Proxy Statement, which will be filed within 120 days after the close of the 2004 fiscal year, and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

See
the Index to Consolidated Financial Statements included on Page 33 for a list of the financial statements included in this Form 10-K.

(2)
Financial Statement Schedules

See
Page 67 for Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not required or are not applicable.

(3)
Exhibits

No.	Description
3.1	Articles of incorporation(1)
3.2	Restated Certificate of Incorporation(5)
3.21	Amendment to Restated Certificate of Incorporation(10)
3.22	Amendment to Restated Certificate of Incorporation(11)
3.23	Amendment to Restated Certificate of Incorporation(12)
3.24	Amendment to Restated Certificate of Incorporation(13)
3.25	Amendment to Restated Certificate of Incorporation(14)
3.26	Amendment to Restated Certificate of Incorporation(15)
3.3	Third Amended By-laws(2)
3.4	Amendments to By-laws(8)
4.1	Specimen Common Stock Certificate of Registrant(19)
4.7	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock(9)
10.1	1994 Stock Plan(2)
10.2	Directors' Option Plan(2)
10.3	Executive Employee Incentive Plan(20)
10.4	Stock Option Plan for Independent Directors(21)
10.5	Severance Agreement And Mutual General Release between Registrant and Anthony Wedo, effective as of October 24, 2003(19)
10.6	Consulting Agreement between Registrant and Jill B.W. Sisson effective as of December 8, 2003(19)
10.7	Rights Agreement between Registrant and American Stock Transfer & Trust Company, as Rights Agent dated as of June 7, 1999(3)
10.8	Asset Purchase Agreement dated as of February 10, 2001, by and between Einstein Acquisition Corp., GNW, ENBC and ENBP(4)
10.81	Order of the United States Bankruptcy Court for the District of Arizona dated June 1, 2001 approving Asset Purchase Agreement(4)

10.9	Loan and Security Agreement dated as of May 30, 2002 between BET and Registrant(7)
10.10	Amendment No. 1 to the Loan and Security Agreement dated as of July 18, 2002 between BET and Registrant(8)
10.11	Amendment No. 2 to the Loan and Security Agreement dated as of July 30, 2003 between BET and Registrant(8)
10.12	Amendment No. 3 to the Loan and Security Agreement dated as of February 1, 2003 between BET and Registrant(8)
10.13	Letter Agreement dated as of October 10, 2002, by and among Registrant, BET, Brookwood and Halpern Denny(8)
10.14	Amendment No. 1 to Warrant Agreement dated as of March 15, 2002 between Registrant and The Bank of New York, as successor in interest to the United States Trust Company of New York(17)
10.15	Escrow Deposit Agreement dated as of June 10, 2003, between Registrant and The Bank of New York, as Trustee(17)
10.16	Standstill Agreement dated as of June 17, 2003, between Registrant and BET(16)
10.17	Standstill Agreement dated as of June 17, 2003, by and among Registrant and the Increasing Rate Note Holders as set forth therein(16)
10.18	Equity Restructuring Agreement dated as of June 26, 2003, by and among Registrant, Greenlight and Halpern Denny(16)
10.19	Purchase Agreement dated as of June 27, 2003, between Registrant and Jefferies & Company(17)
10.20
Note Purchase and Put Agreement dated as of June 27, 2003, by and among Registrant, Jefferies & Co., Farallon Capital Partners, L.P. and its affiliates and Farallon Capital Offshore Investors, Inc.(16)
10.21	Indenture dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)
10.22	144A Global Note (including guarantees thereon) by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)
10.23	IAI Global Note (including guarantees thereon) by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)
10.24	Amendment to Note Purchase and Security Agreement dated as of July 8, 2003 by and among Jefferies & Co., Registrant and New World EnbcDeb Corp.(17)
10.25	Pledge and Security Agreement dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(17)
10.26	Patent Security Agreement dated as of July 8, 2003, by and among Registrant and the Subsidiary Guarantors, in favor of The Bank of New York, as Collateral Agent(17)
10.27	Trademark Security Agreement dated as of July 8, 2003, between Registrant and The Bank of New York, as Collateral Agent(17)
10.28	Trademark Security Agreement dated as of July 8, 2003, between Chesapeake Bagel Franchise Corp. and The Bank of New York, as Collateral Agent(17)

10.29	Trademark Security Agreement dated as of July 8, 2003, between Einstein/Noah Bagel Partners, Inc. and The Bank of New York, as Collateral Agent(17)
10.30	Trademark Security Agreement dated as of July 8, 2003, between Einstein and Noah Corp. and The Bank of New York, as Collateral Agent(17)
10.31	Trademark Security Agreement dated as of July 8, 2003, between Manhattan Bagel Company, Inc. and The Bank of New York, as Collateral Agent(17)
10.32
Loan and Security Agreement dated as of July 8, 2003, by and among Registrant and certain of its Subsidiaries (as therein defined), as Borrower(s) and Guarantors, AmSouth Bank, as Agent, AmSouth Bank and the financial institutions named therein, as Lenders, and AmSouth Capital Corp., as Administrative Agent(16)
10.33	Security Agreement and Mortgage—Trademarks and Patents dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors and the Bank of New York, as Trustee(16)
10.34	Pledge Agreement dated as of July 8, 2003, by and among Registrant and certain of its Subsidiaries, as Pledgors in favor of AmSouth Bank, as Agent(16)
10.35	Intercreditor Agreement dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors, AmSouth Bank and the Bank of New York as Trustee(16)
10.36	Amendment Agreement with AmSouth Bank dated December 30, 2003(18)
10.37	Second Amendment Agreement with AmSouth Bank dated February 9, 2004(19)
10.38	Registration Rights Agreement dated as of July 8, 2003, between Registrant, the Subsidiary Guarantors and Jefferies & Company, Inc.(17)
10.39	Form of Common Stock Purchase Warrant issued to Halpern Denny, BET and Brookwood(6)
10.40	Form of Common Stock Purchase Warrant issued to the Greenlight Entities(6)
10.41	Registration Rights Agreement dated as of January 17, 2001, by and among the Company, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd.(6)
10.42	Form of Common Stock Purchase Warrant issued to Halpern Denny(22)
10.43	Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(6)
10.44	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Company, Halpern Denny, BET and Brookwood(22)
10.45	Amendment No. 2 to Registration Rights Agreement dated as of June 19, 2001, by and among the Company, Halpern Denny, BET and Brookwood(4)
10.46	Form of Common Stock Purchase Warrant issued to Halpern Denny, Greenlight Capital and Special Situations(4)
10.47	Warrant Agreement dated as of June 19, 2001, by and among the Company, Jeffries & Co. and the United States Trust Company of New York(4)
10.48	Registration Rights Agreement dated as of June 19, 2001, by and between the Company and Jefferies & Co.(4)

10.49	Third Amendment Agreement with AmSouth Bank dated February 11, 2005*
10.50
Second Amended and Restated Project and Approved Supplier Agreement dated as of April 28, 2002 and Letter Agreement, effective as of December 14, 2004, dated February 23, 2005, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, Harlan Bakeries, Inc., Hal P. Harlan, Hugh P. Harlan and Doug H. Harlan (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2)*
21.1	List of Subsidiaries*
31.1
Certification of Principal Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2004*
31.2
Certification of Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2004*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

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

(7)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2002.

(8)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed on May 14, 2003.

(9)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as schedule 1 to annex B.

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

(16)
Incorporated by reference from Registrant's Form S-4 Registration Statement (File No. 333-107894), filed on September 19, 2003.

(17)
Incorporated by reference from Registrant's Form S-4 Registration Statement (File No. 333-107894), filed on August 12, 2003.

(18)
Incorporated by reference from Registrant's Current Report on Form 8-K, filed on January 5, 2004.

(19)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2003.

(20)
Incorporated by reference from Registrant's Schedule 14A, filed on April 8, 2004 included as annex C.

(21)
Incorporated by reference from Registrant's Schedule 14A, filed on April 8, 2004 included as annex D.

(22)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 29, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
Date: March 11, 2005	By:	/s/ PAUL J.B. MURPHY, III Paul J.B. Murphy, III Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Signature	Title

/s/ PAUL J.B. MURPHY, III Paul J.B. Murphy, III	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Chief Financial Officer (Principal Accounting Officer)
/s/ MICHAEL W. ARTHUR Michael W. Arthur	Director
/s/ JOHN S. CLARK II John S. Clark II	Director
/s/ E. NELSON HEUMANN E. Nelson Heumann	Director
/s/ FRANK C. MEYER Frank C. Meyer	Director
/s/ S. GARRETT STONEHOUSE, JR. S. Garrett Stonehouse, Jr.	Director
/s/ LEONARD TANNENBAUM Leonard Tannenbaum	Director