Form 10-Q/A
period 2004-03-30
NEW WORLD RESTAURANT GROUP INC
filed 2005-05-06
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A for the quarterly period ended March 30, 2004 is to restate our consolidated financial statements as of March 30, 2004 and December 30, 2003 and for the thirteen weeks ended March 30, 2004 and April 1, 2003, and the related disclosures, as described in Note 1 to the Consolidated Financial Statements. Additional information regarding our decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on March 3, 2005.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I – Item 1 – Financial Statements

Part II – Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Restatement

It has been our longstanding historical accounting policy to amortize our leasehold improvements over a period that included both the noncancelable term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, we used the noncancelable lease term in determining whether each of our leases was an operating lease or a capital lease and in calculating our straight-line rent expense. We believed that these accounting treatments were appropriate under generally accepted accounting principles. Furthermore, we believed that these accounting treatments were comparable to the practices of other public companies. However, we have since concluded that we should use the same lease term in amortizing leasehold improvements as we use in determining capital versus operating leases and in calculating straight-line rent expense. Accordingly, we have adopted the following policy: the depreciable lives for our leasehold improvements, which are subject to a lease, will be limited to the lesser of the useful life or the noncancelable lease term. In circumstances where we would incur an economic penalty by not exercising one or more option periods, as contemplated by Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases,” we may include one or more option periods when determining the depreciation period. In either circumstance, our policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

NEW WORLD RESTAURANT GROUP, INC.

March 30, 2004

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 30, 2004 AND DECEMBER 30, 2003

(in thousands, except share information)

	March 30, 2004	December 30, 2003
	(restated)	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,039	$9,575
Restricted cash	1,961	1,815
Franchise and other receivables, net of allowance	5,570	5,842
Inventories	4,572	4,831
Prepaid expenses and other current assets	3,064	2,650
Total current assets	17,206	24,713

Restricted cash long-term	3,037	3,036
Property, plant and equipment, net	52,018	54,513
Trademarks and other intangibles, net	83,474	85,431
Goodwill	4,875	4,875
Debt issuance costs and other assets	8,712	9,170
Total assets	$169,322	$181,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,051	$8,189
Accrued expenses	30,987	37,871
Short term debt and current portion of long-term debt	1,105	2,105
Current portion of obligations under capital leases	104	180
Total current liabilities	40,247	48,345

Senior notes and other long-term debt	161,120	161,120
Obligations under capital leases	29	29
Other liabilities	10,209	10,397
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	268,605	276,891

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,841,828 shares issued and outstanding	10	10
Additional paid-in capital	175,585	175,585
Accumulated deficit	(274,878)	(270,748)
Total stockholders’ deficit	(99,283)	(95,153)
Total liabilities and stockholders’ deficit	$169,322	$181,738

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2004 AND APRIL 1, 2003

(in thousands, except earnings per share and related share information)

(unaudited)

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003
	(restated)	(restated)
Revenues:
Retail sales	$84,623	$88,449
Manufacturing revenues	5,413	5,424
Franchise and license related revenues	1,160	1,338

Total revenues	91,196	95,211

Cost of sales:
Retail costs	70,087	72,954
Manufacturing costs	4,578	5,041

Total cost of sales	74,665	77,995

Gross profit	16,531	17,216
Gross profit percentage	18.1%	18.1%

General and administrative expenses	8,818	10,254
Depreciation and amortization	6,819	8,617
Adjustment of integration and reorganization cost	(760)	—

Income (loss) from operations	1,654	(1,655)

Interest expense, net	5,799	8,295
Loss (gain) on sale, disposal or abandonment of assets, net	(7)	—
Cumulative change in the fair value of derivatives	—	(657)
Other income	(63)	(249)

Loss before income taxes	(4,075)	(9,044)

Provision for state income taxes	55	110

Net loss	(4,130)	(9,154)
Dividends and accretion on Preferred Stock	—	(4,602)

Net loss available to common stockholders	$(4,130)	$(13,756)

Net loss per common share – Basic and Diluted	$(0.42)	$(9.03)

Weighted average number of common shares outstanding:
Basic and Diluted	9,841,828	1,523,152

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2004 AND APRIL 1, 2003

(in thousands)

(unaudited)

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,130)	$(9,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,819	8,617
Loss (gain) on sale, disposal or abandonment of assets, net	(7)	—
Adjustments of integration and reorganization costs	(760)	—
Cumulative change in fair value of derivatives	—	(657)
Amortization of debt issuance and debt discount costs	462	574
Notes issued as paid in kind for interest on Bridge Loan	—	227
Greenlight interest	—	517
Changes in operating assets and liabilities:
Franchise and other receivables	272	(405)
Accounts payable and accrued expenses	(6,262)	2,273
Other assets and liabilities	(570)	(5,409)

Net cash used in operating activities	(4,176)	(3,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,360)	(2,080)

Net cash used in investing activities	(2,360)	(2,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of line of credit, net	(1,000)	1,050

Net cash provided by (used in) financing activities	(1,000)	1,050

Net decrease in cash	(7,536)	(4,447)
Cash and cash equivalents, beginning of period	9,575	10,705

Cash and cash equivalents, end of period	$2,039	$6,258

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,130	$6,967

Cash paid for income taxes	$98	$110

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Thirteen weeks ended March 30, 2004 and April 1, 2003

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

Restatement of Prior Financial Information

It has been our longstanding historical accounting policy to amortize our leasehold improvements over a period that included both the noncancelable term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, we used the noncancelable lease term in determining whether each of our leases was an operating lease or a capital lease and in calculating our straight-line rent expense. We believed that these accounting treatments were appropriate under generally accepted accounting principles. Furthermore, we believed that these accounting treatments were comparable to the practices of other public companies. However, we have since concluded that we should use the same lease term in amortizing leasehold improvements as we use in determining capital versus operating leases and in calculating straight-line rent expense. Accordingly, we have adopted the following policy: the depreciable lives for our leasehold improvements, which are subject to a lease, will be limited to the lesser of the useful life or the noncancelable lease term. In circumstances where we would incur an economic penalty by not exercising one or more option periods, as contemplated by Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases,” we may include one or more option periods when determining the depreciation period. In either circumstance, our policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

As a result of this change, our financial statements have been restated as follows (dollars in thousands, except per share data):

	As of March 30, 2004
	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$66,879	$(14,861)	$52,018
Total assets	184,183	(14,861)	169,322
Accumulated deficit	(260,017)	(14,861)	(274,878)
Total stockholders’ deficit	(84,422)	(14,861)	(99,283)

	As of December 30, 2003
	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$67,800	$(13,287)	$54,513
Total assets	195,025	(13,287)	181,738
Accumulated deficit	(257,461)	(13,287)	(270,748)
Total stockholders’ deficit	(81,866)	(13,287)	(95,153)

	Thirteen weeks ended March 30, 2004
	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$5,238	$1,581	$6,819
Income from operations	3,235	(1,581)	1,654
Loss (gain) on sale, disposal or abandonment of assets, net	—	(7)	(7)
Loss before income taxes	(2,501)	(1,574)	(4,075)
Net loss	(2,556)	(1,574)	(4,130)
Net loss available to common stockholders	(2,556)	(1,574)	(4,130)
Net loss per common share	$(0.26)	$(0.16)	$(0.42)

	Thirteen weeks ended April 1, 2003
	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	7,205	1,412	8,617
Loss from operations	(243)	(1,412)	(1,655)
Loss before income taxes	(7,632)	(1,412)	(9,044)
Net loss	(7,742)	(1,412)	(9,154)
Net loss available to common stockholders	(12,344)	(1,412)	(13,756)
Net loss per common share	$(8.10)	$(0.93)	$(9.03)

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003
	(restated)	(restated)

Weighted average shares outstanding	9,841,828	1,523,152

Net loss available to common stockholders (in thousands of dollars)	$(4,130)	$(13,756)

Basic and diluted net loss per share	$(0.42)	$(9.03)

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,877,679	102,214

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

Had compensation cost been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Thirteen weeks ended:
	March 30, 2004	April 1, 2003
	(restated)	(restated)

Net loss available to common stockholders, as reported	$(4,130)	$(13,756)
Add: stock based compensation included in net loss	—	—
Deduct: stock based compensation determined under the fair value method	(239)	(45)

Pro forma net loss available to common stockholders	$(4,369)	$(13,801)

Basic and diluted loss per common share:
As reported	$(0.42)	$(9.03)
Pro forma	$(0.44)	$(9.06)

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

Restatement of Prior Financial Information

During late 2004 and early 2005, several restaurant companies and other multi-location retailers reviewed their treatment of lease accounting and leasehold amortization. During this time, many companies including but not limited to Brinker International, CKE Restaurants, Darden Restaurants, Jack in the Box, Starbucks and Wild Oats restated their historic financial statements. In late January 2005, we commenced a review of our accounting policies and practices with respect to leasehold amortization and deferred rent. On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission expressed its views regarding lease accounting issues and their application under Generally Accepted Accounting Principles (GAAP). Based upon the results of our internal review and after discussions with our independent auditors, Grant Thornton LLP, we determined on March 1, 2005 that it was appropriate to adjust certain prior financial statements for leasehold amortization. The resulting adjustments were all non-cash and had no impact on our cash flows, cash position, revenues, same store sales, loss from operations plus depreciation and amortization, or our compliance with the covenants under our $160 Million Notes or AmSouth Revolver. The adjustments were not attributable to any intentional non-compliance with any financial reporting requirements under securities laws, and we believe there will not be any further adjustments as a result of our internal review of this matter.

The issue requiring restatement related to our historical accounting practice of amortizing our leasehold improvements over a period that included both the noncancelable term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, we used the noncancelable lease term in determining whether each of our leases was an operating lease or a capital lease and in calculating our straight-line rent expense. We believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. Furthermore, we believed that these accounting treatments were comparable to the practices of other public companies. However, after noting recent Form 8-K filings of various restaurant companies and other multi-location entities and following discussions with Grant Thornton LLP, we have now interpreted the authoritative accounting literature to require that we use the same lease term in amortizing leasehold improvements as we use in determining capital versus operating leases and in calculating straight-line rent expense. Accordingly, we have adopted the following policy: We will generally limit the depreciable lives for our leasehold improvements, which are subject to a lease, to the lesser of the useful life or the noncancelable lease term. However, in circumstances where we would incur an economic penalty by not exercising one or more option periods, as contemplated by Statement of Financial Accounting Standard (SFAS) No. 13, “Accounting for Leases,” we may include one or more option periods when determining the amortization period. In either circumstance, our policy requires consistency when calculating the amortization period, in classifying the lease, and in computing straight-line rent expense.

As a result of the adjustments to leasehold amortization, our financial results have been restated as follows (dollars in thousands, except per share data):

	As of March 30, 2004
	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$66,879	$(14,861)	$52,018
Total assets	184,183	(14,861)	169,322
Accumulated deficit	(260,017)	(14,861)	(274,878)
Total stockholders’ deficit	(84,422)	(14,861)	(99,283)

	As of December 30, 2003
	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$67,800	$(13,287)	$54,513
Total assets	195,025	(13,287)	181,738
Accumulated deficit	(257,461)	(13,287)	(270,748)
Total stockholders’ deficit	(81,866)	(13,287)	(95,153)

	Thirteen weeks ended March 30, 2004
	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$5,238	$1,581	$6,819
Income from operations	3,235	(1,581)	1,654
Loss (gain) on sale, disposal or abandonment of assets, net	—	(7)	(7)
Loss before income taxes	(2,501)	(1,574)	(4,075)
Net loss	(2,556)	(1,574)	(4,130)
Net loss available to common stockholders	(2,556)	(1,574)	(4,130)
Net loss per common share	$(0.26)	$(0.16)	$(0.42)

	Thirteen weeks ended April 1, 2003
	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	7,205	1,412	8,617
Loss from operations	(243)	(1,412)	(1,655)
Loss before income taxes	(7,632)	(1,412)	(9,044)
Net loss	(7,742)	(1,412)	(9,154)
Net loss available to common stockholders	(12,344)	(1,412)	(13,756)
Net loss per common share	$(8.10)	$(0.93)	$(9.03)

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

Retail costs are comprised of all store-level operating expenses other than depreciation, amortization and taxes. Cost of sales decreased $2.9 million to $70.1 million, or 82.8% of retail sales for the thirteen weeks ended March 30, 2004 compared with $73.0 million, or 82.5% of retail sales for the thirteen weeks ended April 1, 2003. Certain elements of costs of sales are fixed in nature. Accordingly, when sales volumes decrease, cost of sales does not decrease in the same proportion as the reduction in related revenues. Therefore, cost of sales as a percentage of sales may be adversely affected by reduced volumes. Conversely, cost of sales as a percentage of sales that remains constant in a period of decreasing revenues reflects our ability to improve upon fixed or variable elements of our cost of sales. During the thirteen weeks ended March 30, 2004, our gross profit decline is due to the absorption of fixed store level costs on a lower volume of retail sales, partially offset by our decision to reduce marketing expenditures as we focus on modifications to our customer service system, menu offerings and the “look and feel” of our company operated restaurants.

Manufacturing costs are comprised of all manufacturing-level operating expenses other than depreciation, amortization and taxes. Manufacturing costs decreased $463,000 to $4.6 million, or 84.6% of manufacturing revenues for the thirteen weeks ended March 30, 2004 compared with $5.0 million, or 92.9% of manufacturing revenues for the thirteen weeks ended April 1, 2003. The decrease is primarily due to the results of manufacturing efficiencies achieved from the consolidation of our west coast bagel manufacturing facilities, which was finalized during the first quarter of 2003.

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

Depreciation and amortization expense decreased 20.9% to $6.8 million, or 7.5% of total revenues for the thirteen weeks ended March 30, 2004 compared to $8.6 million, or 9.1% of total revenues for the thirteen weeks ended April 1, 2003. The decrease in depreciation and amortization expense is primarily due to a portion of our asset base becoming fully depreciated during the thirteen weeks ended March 30, 2004. In the near future, we anticipate spending additional capital on existing stores, which would result in a corresponding increase in our depreciable asset base, and thus depreciation expense. Over the past several years, former management did not invest significant capital in our store equipment due to limited availability of resources and covenant restrictions under our former credit facilities. During the current year, we have placed greater emphasis on the requirements of our existing company-operated stores. For additional information, see the discussion under “Liquidity and Capital Resources.”

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

Due to the factors described above, income from operations for the thirteen weeks ended March 30, 2004 was $1.7 million, or 1.8% of total revenues compared to a loss from operations of $1.7 million for the thirteen weeks ended April 1, 2003.

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

Due to the factors described above, we reduced our net loss for the thirteen weeks ended March 30, 2004 to $4.1 million compared with $9.2 million for the thirteen weeks ended April 1, 2003.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.

Date: May 6, 2005	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chairman and Chief Executive Officer

Date: May 6, 2005	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer