Form 10-Q/A
period 2004-06-29
NEW WORLD RESTAURANT GROUP INC
filed 2005-05-06
CIK 949373

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A for the quarterly period ended June 29, 2004 is to restate our consolidated financial statements as of June 29, 2004 and December 30, 2003 and for the thirteen and twenty six weeks ended June 29, 2004 and July 1, 2003, and the related disclosures, as described in Note 1 to the Consolidated Financial Statements. Additional information regarding our decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on March 3, 2005.

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

NEW WORLD RESTAURANT GROUP, INC.

June 29, 2004

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 29, 2004 AND DECEMBER 30, 2003

(in thousands, except share information)

	June 29, 2004	December 30, 2003
	(restated) (unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,323	$9,575
Restricted cash	1,158	1,815
Franchise and other receivables, net of allowance of $2,947 and $3,310	5,995	5,842
Inventories	4,807	4,831
Prepaid expenses and other current assets	2,328	2,650
Total current assets	24,611	24,713

Restricted cash long-term	3,037	3,036
Property, plant and equipment, net	46,899	54,513
Trademarks and other intangibles, net	81,389	85,431
Goodwill	4,875	4,875
Debt issuance costs and other assets	8,262	9,170
Total assets	$169,073	$181,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,849	$8,189
Accrued expenses	37,250	37,871
Short term debt and current portion of long-term debt	1,105	2,105
Current portion of obligations under capital leases	57	180
Total current liabilities	46,261	48,345

Senior notes and other long-term debt	161,120	161,120
Obligations under capital leases	29	29
Other liabilities	10,135	10,397
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	274,545	276,891

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,842,385 and 9,841,828 shares issued and outstanding	10	10
Additional paid-in capital	175,620	175,585
Accumulated deficit	(281,102)	(270,748)
Total stockholders’ deficit	(105,472)	(95,153)
Total liabilities and stockholders’ deficit	$169,073	$181,738

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 2004 AND JULY 1, 2003

(in thousands, except earnings per share and related share information)

(unaudited)

	Thirteen weeks ended:		Twenty-six weeks ended:
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003
	(restated)	(restated)	(restated)	(restated)
Revenues:
Retail sales	$87,596	$90,878	$172,219	$179,328
Manufacturing revenues	4,944	5,754	10,357	11,178
Franchise and license related revenues	1,624	1,117	2,784	2,454

Total revenues	94,164	97,749	185,360	192,960

Cost of sales:
Retail costs	73,403	77,385	143,490	150,339
Manufacturing costs	4,442	5,082	9,020	10,123

Total cost of sales	77,845	82,467	152,510	160,462

Gross profit	16,319	15,282	32,850	32,498

Operating expenses:
General and administrative expenses	8,000	10,604	16,818	20,858
Depreciation and amortization	7,058	8,607	13,877	17,224
Adjustment of integration and reorganization cost	(39)	—	(799)	—

Income (loss) from operations	1,300	(3,929)	2,954	(5,584)

Other expense (income):
Interest expense, net	5,904	9,975	11,703	18,271
Cumulative change in the fair value of derivatives	—	727	—	70
Loss (gain) on sale, disposal or abandonment of assets, net	1,472	(202)	1,466	(385)
Other income	(36)	(119)	(100)	(186)

Loss before income taxes	(6,040)	(14,310)	(10,115)	(23,784)

Provision for state income taxes	(184)	(320)	(239)	(430)

Net loss	(6,224)	(14,630)	(10,354)	(23,784)
Dividends and accretion on Preferred Stock	—	(9,821)	—	(14,424)

Net loss available to common stockholders	$(6,224)	$(24,451)	$(10,354)	$(38,208)

Net loss per common share – Basic and Diluted	$(0.63)	$(15.22)	$(1.05)	$(24,42)

Weighted average number of common shares outstanding:
Basic and Diluted	9,842,293	1,606,665	9,842,061	1,564,909

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2004 AND JULY 1, 2003

(in thousands)

(unaudited)

	Twenty-six weeks ended:
	June 29, 2004	July 1, 2003
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,354)	$(23,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,877	17,224
Stock based compensation expense	35	—
Loss on disposal of assets	1,466	(385)
Adjustments of integration and reorganization costs	(799)	—
Cumulative change in fair value of derivatives	—	70
Amortization of debt issuance and debt discount costs	908	2,212
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	1,238
Greenlight interest	—	1,025
Changes in operating assets and liabilities:
Franchise and other receivables	(153)	573
Accounts payable and accrued expenses	(162)	8,307
Other assets and liabilities	617	(5,771)

Net cash provided by operating activities	5,435	1,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,687)	(3,494)

Net cash used in investing activities	(3,687)	(3,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of line of credit, net	(1,000)	937

Net cash provided by (used in) financing activities	(1,000)	937

Net increase (decrease) in cash	748	(1,338)
Cash and cash equivalents, beginning of period	9,575	10,705

Cash and cash equivalents, end of period	$10,323	$9,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,280	$7,669
Cash paid for income taxes	$165	$320

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2004

(in thousands, except share information)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid In	Deficit
	Shares	Amount	Capital	Amount	Total

Balance, December 30, 2003 (as restated)	9,841,828	$10	$175,585	$(270,748)	$(95,153)
Net loss (as restated)	—	—	—	(10,354)	(10,354)
Stock based compensation expense			35		35
Common stock issued upon warrant exercise	557	—	—	—	—
Balance, June 29, 2004 (as restated)	9,842,385	$10	$175,620	$(281,102)	$(105,472)

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

As a result of this change, our financial statements have been restated as follows (dollars in thousands, except per share data):

	As of June 29, 2004			As of December 30, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$63,234	$(16,335)	$46,899	$67,800	$(13,287)	$54,513
Total assets	185,408	(16,335)	169,073	195,025	(13,287)	181,738
Accumulated deficit	(264,767)	(16,335)	(281,102)	(257,461)	(13,287)	(270,748)
Total stockholders’ deficit	(89,137)	(16,335)	(105,472)	(81,866)	(13,287)	(95,153)

	Thirteen weeks ended June 29, 2004			Twenty-six weeks ended June 29, 2004
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$5,344	$1,714	$7,058	$10,582	$3,295	$13,877
Income from operations	3,014	(1,714)	1,300	6,249	(3,295)	2,954
Loss (gain) on sale, disposal or abandonment of assets, net	1,712	(240)	1,472	1,713	(247)	1,466
Loss before income taxes	(4,566)	(1,474)	(6,040)	(7,067)	(3,048)	(10,115)
Net loss	(4,750)	(1,474)	(6,224)	(7,306)	(3,048)	(10,354)
Net loss available to common stockholders	(4,750)	(1,474)	(6,224)	(7,306)	(3,048)	(10,354)
Net loss per common share	$(0.48)	$(0.15)	$(0.63)	$(0.74)	$(0.31)	$(1.05)

	Thirteen weeks ended July 1, 2003			Twenty-six weeks ended July 1, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$7,092	$1,515	$8,607	$14,297	$2,927	$17,224
Loss from operations	(2,414)	(1,515)	(3,929)	(2,657)	(2,927)	(5,584)
Loss before income taxes	(12,795)	(1,515)	(14,310)	(20,427)	(2,927)	(23,354)
Net loss	(13,115)	(1,515)	(14,630)	(20,857)	(2,927)	(23,784)
Net loss available to common stockholders	(22,936)	(1,515)	(24,451)	(35,281)	(2,927)	(38,208)
Net loss per common share	$(14.28)	$(0.94)	$(15.22)	$(22.55)	$(1.87)	$(24.42)

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Thirteen weeks ended:		Twenty-six weeks ended:
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003
	(restated)	(restated)	(restated)	(restated)

Weighted average shares outstanding	9,842,293	1,606,665	9,842,061	1,564,909

Net loss available to common stockholders (in thousands of dollars)	$(6,224)	$(24,451)	$(10,354)	$(38,208)

Basic and diluted net loss per share	$(0.63)	$(15.22)	$(1.05)	$(24.42)

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,856,125	102,214	1,856,125	102,214

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

	Thirteen weeks ended:		Twenty-six weeks ended:
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003
	(restated)	(restated)	(restated)	(restated)

Net loss available to common stockholders, as reported	$(6,224)	$(24,451)	$(10,354)	$(38,208)
Deduct: stock based compensation determined under the fair value method	(222)	(45)	(444)	(90)
Pro forma net loss available to common stockholders	$(6,446)	$(24,496)	$(10,798)	$(38,298)

Basic and diluted loss per common share:
As reported	$(0.63)	$(15.22)	$(1.05)	$(24.42)
Pro forma	$(0.65)	$(15.25)	$(1.10)	$(24.47)

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

8.     Loss on Disposal or Abandonment of Assets

During the thirteen and twenty-six weeks ended June 29, 2004, we recorded a loss of $1.5 million, primarily due the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

9.     Potential Sale of Assets of Willoughby’s Coffee & Tea

On June 22, 2004, we entered into a letter of intent to sell the assets of Willoughby’s to an independent third party.  The Willoughby’s business consists of a coffee roasting plant, two retail locations and an office space. Assets of the sale include, but are not limited to:

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

As a result of the adjustments to leasehold amortization, our financial results have been restated as follows (dollars in thousands, except per share data):

	As of June 29, 2004			As of December 30, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$63,234	$(16,335)	$46,899	$67,800	$(13,287)	$54,513
Total assets	185,408	(16,335)	169,073	195,025	(13,287)	181,738
Accumulated deficit	(264,767)	(16,335)	(281,102)	(257,461)	(13,287)	(270,748)
Total stockholders’ deficit	(89,137)	(16,335)	(105,472)	(81,866)	(13,287)	(95,153)

	Thirteen weeks ended June 29, 2004			Twenty-six weeks ended June 29, 2004
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$5,344	$1,714	$7,058	$10,582	$3,295	$13,877
Income from operations	3,014	(1,714)	1,300	6,249	(3,295)	2,954
Loss (gain) on sale, disposal or abandonment of assets, net	1,712	(240)	1,472	1,713	(247)	1,466
Loss before income taxes	(4,566)	(1,474)	(6,040)	(7,067)	(3,048)	(10,115)
Net loss	(4,750)	(1,474)	(6,224)	(7,306)	(3,048)	(10,354)
Net loss available to common stockholders	(4,750)	(1,474)	(6,224)	(7,306)	(3,048)	(10,354)
Net loss per common share	$(0.48)	$(0.15)	$(0.63)	$(0.74)	$(0.31)	$(1.05)

	Thirteen weeks ended July 1, 2003			Twenty-six weeks ended July 1, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$7,092	$1,515	$8,607	$14,297	$2,927	$17,224
Loss from operations	(2,414)	(1,515)	(3,929)	(2,657)	(2,927)	(5,584)
Loss before income taxes	(12,795)	(1,515)	(14,310)	(20,427)	(2,927)	(23,354)
Net loss	(13,115)	(1,515)	(14,630)	(20,857)	(2,927)	(23,784)
Net loss available to common stockholders	(22,936)	(1,515)	(24,451)	(35,281)	(2,927)	(38,208)
Net loss per common share	$(14.28)	$(0.94)	$(15.22)	$(22.55)	$(1.87)	$(24.42)

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

During the second quarter ended 2004, we completed our evaluation of the Willoughby’s brand, determined that it did not fit within our overall strategic plan and we have identified a buyer to purchase the business. The Willoughby’s business consists of a coffee roasting plant, two retail locations and office space.  Under the terms of agreement, we will sell the assets for a total purchase price of $426,000 to be received in cash, subject to post-closing adjustments for changes from May 25, 2004 to closing in inventory, accounts receivable and cash in drawer. Additionally, we may be entitled to post-closing payments of up to $100,000 contingent upon the landlord’s option to terminate the lease at one of our retail locations.

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

	For the thirteen weeks ended				Increase (Decrease)	For the twenty-six weeks ended				Increase (Decrease)
	(in thousands)		(percent of revenue)			(in thousands)		(percent of revenue)
	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003	2004 vs. 2003	June 29, 2004	July 1, 2003	June 29, 2004	July 1, 2003	2004 vs. 2003
	(restated)	(restated)	(restated)	(restated)		(restated)	(restated)	(restated)	(restated)
Revenues:
Retail sales	87,596	90,878	93.0%	93.0%	-3.6%	172,219	179,328	92.9%	92.9%	-4.0%
Manufacturing revenues	4,944	5,754	5.3%	5.9%	-14.1%	10,357	11,178	5.6%	5.8%	-7.3%
Franchise and license related revenues	1,624	1,117	1.7%	1.1%	45.4%	2,784	2,454	1.5%	1.3%	13.4%

Total revenues	94,164	97,749	100.0%	100.0%	-3.7%	185,360	192,960	100.0%	100.0%	-3.9%

Cost of sales:
Retail costs	73,403	77,385	78.0%	79.2%	-5.1%	143,490	150,339	77.4%	77.9%	-4.6%
Manufacturing costs	4,442	5,082	4.7%	5.2%	-12.6%	9,020	10,123	4.9%	5.2%	-10.9%

Total cost of sales	77,845	82,467	82.7%	84.4%	-5.6%	152,510	160,462	82.3%	83.2%	-5.0%

Gross profit:
Retail	14,193	13,493	15.1%	13.8%	5.2%	28,729	28,989	15.5%	15.0%	-0.9%
Manufacturing	502	672	0.5%	0.7%	-25.3%	1,337	1,055	0.7%	0.5%	26.7%
Franchise and license	1,624	1,117	1.7%	1.1%	45.4%	2,784	2,454	1.5%	1.3%	13.4%
Total gross profit	16,319	15,282	17.3%	15.6%	6.8%	32,850	32,498	17.7%	16.8%	1.1%

General and administrative expenses	8,000	10,604	8.5%	10.8%	-24.6%	16,818	20,858	9.1%	10.8%	-19.4%
Depreciation and amortization	7,058	8,607	7.5%	8.8%	-18.0%	13,877	17,224	7.5%	8.9%	-19.4%
Adjustment of integration and reorganization cost	(39)	—	0.0%	0.0%	*	(799)	—	-0.4%	0.0%	*

Income (loss) from operations	1,300	(3,929)	1.4%	-4.0%	*	2,954	(5,584)	1.6%	-2.9%	*

Other expense (income):
Interest expense, net	5,904	9,975	6.3%	10.2%	-40.8%	11,703	18,271	6.3%	9.5%	-35.9%
Cumulative change in the fair value of derivatives	—	727	0.0%	0.7%	*	—	70	0.0%	0.0%	*
Loss (gain) on sale, disposal or abandonment of assets, net	1,472	(202)	1.6%	-0.2%	*	1,466	(385)	0.8%	-0.2%	*
Other income	(36)	(119)	0.0%	-0.1%	-69.7%	(100)	(186)	-0.1%	-0.1%	-46.2%
Loss before income taxes	(6,040)	(14,310)	-6.4%	-14.6%	-57.8%	(10,115)	(23,354)	-5.5%	-12.1%	-56.7%

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

Our depreciation and amortization expenses decreased 18.0% and 19.4% for the thirteen and twenty-six weeks ended June 29, 2004, respectively, when compared to the same periods in fiscal 2003. The decreases in depreciation and amortization expense are primarily due to a portion of our asset base becoming fully depreciated during the fiscal year 2004. In the near future, we anticipate spending additional capital on existing stores, which would result in a corresponding increase in our depreciable asset base, and thus depreciation expense. Over the past several years, former management did not invest significant capital in our store equipment due to limited availability of resources and covenant restrictions under our former credit facilities. During the current year, we have placed greater emphasis on the requirements of our existing company-operated stores. For additional information, see the discussion under “Liquidity and Capital Resources.”

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

During the thirteen and twenty-six weeks ended June 29, 2004, we recorded a loss of $1.5 million, primarily due the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

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

At June 29, 2004, we had unrestricted cash of $10.3 million and short-term restricted cash of $1.2 million. We reduced our working capital deficit to $21.7 million at June 29, 2004 compared with a working capital deficit of $23.6 million at December 30, 2003. Additionally, we experienced an improvement of $7.0 million in our cash operating performance (defined as net loss as adjusted for non-cash charges). We believe this improvement is a direct result of our ability to better manage fixed and variable elements of our cost of sales and an overall reduction in spending dollars for general and administrative purposes. We also generated $1.7 million in free cash flow during the twenty-six weeks ended June 29, 2004.

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

Reconciliation of Net Loss to Cash Operating Performance:

	Twenty-six weeks ended
	June 29, 2004	July 1, 2003
	(restated)	(restated)

Net loss	$(10,354)	$(23,784)
Adjustments for non-cash charges:
Depreciation and amortization	13,877	17,224
Stock-based compensation expense	35	—
Loss on disposal of assets	1,466	(385)
Adjustments of integration and reorganization costs	(799)	—
Cumulative change in fair value of derivatives	—	70
Amortization of debt issuance and debt discount costs	908	2,212
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	1,238
Greenlight non-cash interest	—	1,025
Cash Operating Performance	$5,133	$(1,890)

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Twenty-six weeks ended
	June 29, 2004	July 1, 2003
Net cash provided by operating activities	$5,435	$1,219
Less: purchases of fixed assets	(3,687)	(3,494)
Free Cash Flow	$1,748	$(2,275)

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.

Date:	May 6, 2005	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chairman and Chief Executive Officer

Date:	May 6, 2005	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer