Form 10-Q/A
period 2004-09-28
NEW WORLD RESTAURANT GROUP INC
filed 2005-05-06
CIK 949373

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A for the quarterly period ended September 28, 2004 is to restate our consolidated financial statements as of September 28, 2004 and December 30, 2003 and for the thirteen and thirty-nine weeks ended September 28, 2004 and September 30, 2003, and the related disclosures, as described in Note 1 to the Consolidated Financial Statements. Additional information regarding our decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on March 3, 2005.

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

NEW WORLD RESTAURANT GROUP, INC.

September 28, 2004

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 28, 2004 AND DECEMBER 30, 2003

(in thousands, except share information)

	September 28, 2004	December 30, 2003
	(restated)	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,862	$9,575
Restricted cash	1,267	1,815
Franchise and other receivables, net of allowance of $2,904 and $3,310	6,372	5,842
Inventories	4,682	4,831
Prepaid expenses and other current assets	2,039	2,650
Total current assets	16,222	24,713

Restricted cash long-term	2,925	3,036
Property, plant and equipment, net	43,604	54,513
Trademarks and other intangibles, net	79,304	85,431
Goodwill	4,875	4,875
Debt issuance costs and other assets	7,813	9,170
Total assets	$154,743	$181,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$1,978	$—
Accounts payable	7,867	8,189
Accrued expenses	27,071	37,871
Short term debt and current portion of long-term debt	280	2,105
Current portion of obligations under capital leases	5	180
Total current liabilities	37,201	48,345

Senior notes and other long-term debt	161,120	161,120
Obligations under capital leases	10	29
Other liabilities	9,819	10,397
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	265,150	276,891

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,842,385 and 9,841,828 shares issued and outstanding	10	10
Additional paid-in capital	175,791	175,585
Unamortized stock compensation	(154)	—
Accumulated deficit	(286,054)	(270,748)
Total stockholders’ deficit	(110,407)	(95,153)
Total liabilities and stockholders’ deficit	$154,743	$181,738

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

(in thousands, except earnings per share and related share information)

(unaudited)

	Thirteen weeks ended:		Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
	(restated)	(restated)	(restated)	(restated)
Revenues:
Retail sales	$84,763	$86,975	$256,982	$266,302
Manufacturing revenues	4,913	4,798	15,270	15,976
Franchise and license related revenues	1,503	1,454	4,287	3,909

Total revenues	91,179	93,227	276,539	286,187

Cost of sales:
Retail costs	70,315	74,277	213,805	224,616
Manufacturing costs	4,603	4,436	13,623	14,559

Total cost of sales	74,918	78,713	227,428	239,175

Gross profit	16,261	14,514	49,111	47,012

Operating expenses:
General and administrative expenses	8,442	9,716	25,260	30,574
Depreciation and amortization	7,005	8,665	20,882	25,889
Adjustment of integration and reorganization cost	(44)	(153)	(843)	(153)
Impairment charges and other related costs	402	—	402	—

Income (loss) from operations	456	(3,714)	3,410	(9,298)

Other expense (income):
Interest expense, net	5,723	10,188	17,426	28,458
Cumulative change in the fair value of derivatives	—	(1,063)	—	(993)
Loss (gain) on sale, disposal or abandonment of assets, net	(70)	(390)	1,395	(592)
Loss on exchange of Series F Preferred Stock due to Equity Recap	—	23,007	—	23,007
Other	(98)	255	(197)	(113)

Loss before income taxes	(5,099)	(35,711)	(15,214)	(59,065)

Benefit (provision) for state income taxes	147	—	(92)	(430)

Net loss	(4,952)	(35,711)	(15,306)	(59,495)
Dividends and accretion on Preferred Stock	—	—	—	(14,423)

Net loss available to common stockholders	$(4,952)	$(35,711)	$(15,306)	$(73,918)
Net loss per common share – Basic and Diluted	$(0.50)	$(14.16)	$(1.56)	$(39.24)
Weighted average number of common shares outstanding:
Basic and Diluted	9,842,385	2,521,491	9,842,169	1,883,770

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

(in thousands)

(unaudited)

	Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,306)	$(59,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,882	25,889
Stock based compensation expense	51	—
Loss (gain) on disposal of assets and impairment charges	1,625	(592)
Adjustments of integration and reorganization costs	(843)	(153)
Cumulative change in fair value of derivatives	—	(993)
Amortization of debt issuance and debt discount costs	1,387	2,675
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	3,132
Greenlight interest	—	1,025
Loss on exchange of Series F Preferred Stock due to Equity Recap	—	23,007
Reduction in Bridge Loan due to Equity Recap	—	(615)
Changes in operating assets and liabilities:
Franchise and other receivables	(530)	(46)
Cash overdraft	1,978	—
Accounts payable and accrued expenses	(10,279)	2,289
Other assets and liabilities	617	(2,999)

Net cash used in operating activities	(418)	(6,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,605)	(5,838)
Proceeds from the sale of equipment	134	546

Net cash used in investing activities	(5,471)	(5,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of line of credit, net	(1,000)	(1,500)
Repayment of notes payable	(825)	(801)
Proceeds from issuance of $160 Million Indenture	—	160,000
Repayment of $140 Million Facility	—	(140,000)
Advance funding of NJEDA (restricted cash)	—	(2,028)
Debt issuance costs	—	(8,538)
Common stock issued upon warrant exercise	1	—

Net cash provided by (used in) financing activities	(1,824)	7,133

Net decrease in cash	(7,713)	(4,525)
Cash and cash equivalents, beginning of period	9,575	10,705
Cash and cash equivalents, end of period	$1,862	$6,180

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,958	$16,993
Cash paid for income taxes	$572	$430

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004

(in thousands, except share information)

(unaudited)

			Additional	Unamortized	Accumulated
	Common Stock		Paid In	Stock	Deficit
	Shares	Amount	Capital	Compensation	Amount	Total

Balance, December 30, 2003 (as restated)	9,841,828	$10	$175,585	$—	$(270,748)	$(95,153)
Net loss (as restated)	—	—	—	—	(15,306)	(15,306)
Stock compensation expense of options granted	—	—	205	(205)	—	—
Amortization of stock compensation expense	—	—	—	51	—	51
Common stock issued upon warrant exercise	557	—	1	—	—	1

Balance, September 28, 2004 (as restated)	9,842,385	$10	$175,791	$(154)	$(286,054)	$(110,407)

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

As a result of this change, our financial statements have been restated as follows (dollars in thousands, except per share data):

	As of September 28, 2004			As of December 30, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$61,419	$(17,815)	$43,604	$67,800	$(13,287)	$54,513
Total assets	172,558	(17,815)	154,743	195,025	(13,287)	181,738
Accumulated deficit	(268,239)	(17,815)	(286,054)	(257,461)	(13,287)	(270,748)
Total stockholders’ deficit	(92,592)	(17,815)	(110,407)	(81,866)	(13,287)	(95,153)

	Thirteen weeks ended Sept. 28, 2004			Thirty-nine weeks ended Sept. 28, 2004
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$5,182	$1,823	$7,005	$15,764	$5,118	$20,882
Income from operations	2,279	(1,823)	456	8,528	(5,118)	3,410
Loss (gain) on sale, disposal or abandonment of assets, net	273	(343)	(70)	1,985	(590)	1,395
Loss before income taxes	(3,619)	(1,480)	(5,099)	(10,686)	(4,528)	(15,214)
Net loss	(3,472)	(1,480)	(4,952)	(10,778)	(4,528)	(15,306)
Net loss available to common stockholders	(3,472)	(1,480)	(4,952)	(10,778)	(4,528)	(15,306)
Net loss per common share	$(0.35)	$(0.15)	$(0.50)	$(1.10)	$(0.46)	$(1.56)

	Thirteen weeks ended Sept. 30, 2003			Thirty-nine weeks ended Sept. 30, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$7,128	$1,537	$8,665	$21,425	$4,464	$25,889
Loss from operations	(2,177)	(1,537)	(3,714)	(4,834)	(4,464)	(9,298)
Loss before income taxes	(34,174)	(1,537)	(35,711)	(54,601)	(4,464)	(59,065)
Net loss	(34,174)	(1,537)	(35,711)	(55,031)	(4,464)	(59,495)
Net loss available to common stockholders	(34,174)	(1,537)	(35,711)	(69,454)	(4,464)	(73,918)
Net loss per common share	$(13.55)	$(0.61)	$(14.16)	$(36.87)	$(2.37)	$(39.24)

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

Trademarks and other intangibles consist of the following (in thousands of dollars):

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Thirteen weeks ended:		Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
	(restated)	(restated)	(restated)	(restated)

Weighted average shares outstanding	9,842,385	2,521,491	9,842,169	1,883,770

Net loss available to common stockholders (in thousands of dollars)	$(4,952)	$(35,711)	$(15,306)	$(73,918)

Basic and diluted net loss per share	$(0.50)	$(14.16)	$(1.56)	$(39.24)

Shares contingently issuable included in the weighted average number of shares of common stock	—	982,200	—	805,731

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,802,120	99,438	1,802,120	17,829

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

	Thirteen weeks ended:		Thirty-nine weeks ended:
	September 28, 2004	September 30, 2003	September 28, 2004	September 30, 2003
	(restated)	(restated)	(restated)	(restated)

Net loss available to common stockholders, as reported	$(4,952)	$(35,711)	$(15,306)	$(73,918)
Deduct: stock based compensation determined under the fair value method	(183)	(48)	(628)	(138)
Pro forma net loss available to common stockholders	$(5,135)	$(35,759)	$(15,934)	$(74,056)

Basic and diluted loss per common share:
As reported	$(0.50)	$(14.16)	$(1.56)	$(39.24)
Pro forma	$(0.52)	$(14.18)	$(1.62)	$(39.31)

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

9.              Loss on Disposal or Abandonment of Assets

For the thirty-nine weeks ended September 28, 2004, we recorded a loss on disposal or abandonment of assets of approximately $1.4 million primarily due to the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

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

We have considered Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have determined that the revenues, cost of sales, other operating expenses and the net book value of the assets related to the sale of the coffee roasting plant and three retail locations included in the Willoughby’s business were immaterial in relation to our Einstein Bros., Noah and Manhattan restaurants, as well as the financial statements taken as a whole. Accordingly, we have not presented discontinued operations in the accompanying consolidated statements of operations for the thirteen and thirty-nine weeks ended September 28, 2004 and September 30, 2003, respectively, nor have we reflected assets as held for sale in the accompanying consolidated balance sheet as of September 28, 2004.  We have determined that net book value of the assets is less than the sales price and accordingly, no impairment existed at September 28, 2004.

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

As a result of the adjustments to leasehold amortization, our financial results have been restated as follows (dollars in thousands, except per share data):

	As of September 28, 2004			As of December 30, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Balance Sheet:
Property and equipment, net	$61,419	$(17,815)	$43,604	$67,800	$(13,287)	$54,513
Total assets	172,558	(17,815)	154,743	195,025	(13,287)	181,738
Accumulated deficit	(268,239)	(17,815)	(286,054)	(257,461)	(13,287)	(270,748)
Total stockholders’ deficit	(92,592)	(17,815)	(110,407)	(81,866)	(13,287)	(95,153)

	Thirteen weeks ended Sept. 28, 2004			Thirty-nine weeks ended Sept. 28, 2004
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$5,182	$1,823	$7,005	$15,764	$5,118	$20,882
Income from operations	2,279	(1,823)	456	8,528	(5,118)	3,410
Loss (gain) on sale, disposal or abandonment of assets, net	273	(343)	(70)	1,985	(590)	1,395
Loss before income taxes	(3,619)	(1,480)	(5,099)	(10,686)	(4,528)	(15,214)
Net loss	(3,472)	(1,480)	(4,952)	(10,778)	(4,528)	(15,306)
Net loss available to common stockholders	(3,472)	(1,480)	(4,952)	(10,778)	(4,528)	(15,306)
Net loss per common share	$(0.35)	$(0.15)	$(0.50)	$(1.10)	$(0.46)	$(1.56)

	Thirteen weeks ended Sept. 30, 2003			Thirty-nine weeks ended Sept. 30, 2003
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Statement of Operations:
Depreciation and amortization	$7,128	$1,537	$8,665	$21,425	$4,464	$25,889
Loss from operations	(2,177)	(1,537)	(3,714)	(4,834)	(4,464)	(9,298)
Loss before income taxes	(34,174)	(1,537)	(35,711)	(54,601)	(4,464)	(59,065)
Net loss	(34,174)	(1,537)	(35,711)	(55,031)	(4,464)	(59,495)
Net loss available to common stockholders	(34,174)	(1,537)	(35,711)	(69,454)	(4,464)	(73,918)
Net loss per common share	$(13.55)	$(0.61)	$(14.16)	$(36.87)	$(2.37)	$(39.24)

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

On October 14, 2004, we announced the introduction of our new test concept, Einstein Bros. Café. In addition to our core bagel offerings and expanded breakfast menu, the new concept offers a lunch and dinner menu with a culinary focus on innovative items using fresh and high quality ingredients. The first unit of the quick casual restaurant, located within Denver’s Stapleton neighborhood, opened on October 18, 2004.  By the end of fiscal year 2004, we will have retrofitted one additional Einstein Bros. restaurant in the Denver, Colorado market and intend to retrofit all three of our Einstein Bros. restaurants in the Colorado Springs, Colorado market.  Conversion of the remaining Einstein Bros. Bagel locations will be rolled out on a market-by-market basis.

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

Revenue Trends

Due to the increasing competitive pressure of the restaurant industry, we continued to experience lower retail sales during the thirteen weeks ended September 28, 2004. Additionally, recent dietary trends and negative publicity on products high in carbohydrate content may have had and may continue to have an adverse impact on our sales. We believe that we are addressing these trends with modifications to our menus via pricing increases, as well as limited time offerings of seasonal menu items. We anticipate that these planned price changes will have the effect of increasing our average check in future periods. We have also begun implementation of modifications to our customer service system of our company-operated restaurants. Because of these modifications, we have begun to experience little to no further deterioration in October 2004 comparable store sales as compared to the same period in the prior year.

As previously discussed, we opened our first Einstein Bros. Café on October 18, 2004 in the Denver, Colorado market. By the end of fiscal year 2004, we will have retrofitted one additional Einstein Bros. restaurant in the Denver, Colorado market and intend to retrofit all three of our Einstein Bros. restaurants in the Colorado Springs, Colorado market.

We will operate the restaurants for approximately 90 days. It is our intention to study the financial and operating performance of the restaurants in order to determine modifications necessary, if any, to our menu offerings and/or the physical layout of our restaurants before commencing a staggered rollout to additional markets in 2005.

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

Weather - Adverse weather experienced in the southeastern United States during September and October 2004 significantly destroyed crops already in the ground, as well as delayed fall plantings. The result of delayed plantings and expected lower yields/quality is anticipated to be increased costs and added pressure on suppliers from the desert regions and Mexico throughout the fall season, early winter and possibly beyond depending on the future weather. Additionally, hurricanes in Florida caused many of our restaurants to be closed for a short period of time due to evacuations and power shortages. During the quarter ended September 28, 2004, we estimate a loss of approximately $0.5 million in revenue due to the temporary closure. The loss of revenue resulted in a negative impact to our margins of approximately $0.3 million. We have filed a claim under our business interruption insurance coverage. At this time, we have not recorded any gain contingency associated with the estimated losses that we believe are covered under our business interruption insurance policy.

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

Results of Operations

	For the thirteen weeks ended				Increase	For the thirty-nine weeks ended				Increase
	(in thousands)		(percent of revenue)		(Decrease)	(in thousands)		(percent of revenue)		(Decrease)
	Sept 28,	Sept 30,	Sept 28,	Sept 30,	2004	Sept 28,	Sept 30,	Sept 28,	Sept 30,	2004
	2004	2003	2004	2003	vs. 2003	2004	2003	2004	2003	vs. 2003
	(restated)	(restated)	(restated)	(restated)		(restated)	(restated)	(restated)	(restated)
Revenues:
Retail sales	84,763	86,975	93.0%	93.3%	-2.5%	256,982	266,302	92.9%	93.1%	-3.5%
Manufacturing revenues	4,913	4,798	5.4%	5.1%	2.4%	15,270	15,976	5.5%	5.6%	-4.4%
Franchise and license related revenues	1,503	1,454	1.6%	1.6%	3.4%	4,287	3,909	1.6%	1.4%	9.7%

Total revenues	91,179	93,227	100.0%	100.0%	-2.2%	276,539	286,187	100.0%	100.0%	-3.4%

Cost of sales:
Retail costs	70,315	74,277	77.1%	79.7%	-5.3%	213,805	224,616	77.3%	78.5%	-4.8%
Manufacturing costs	4,603	4,436	5.0%	4.8%	3.8%	13,623	14,559	4.9%	5.1%	-6.4%

Total cost of sales	74,918	78,713	82.2%	84.4%	-4.8%	227,428	239,175	82.2%	83.6%	-4.9%

Gross profit:
Retail	14,448	12,698	15.8%	13.6%	13.8%	43,177	41,686	15.6%	14.6%	3.6%
Manufacturing	310	362	0.3%	0.4%	-14.4%	1,647	1,417	0.6%	0.5%	16.2%
Franchise and license	1,503	1,454	1.6%	1.6%	3.4%	4,287	3,909	1.6%	1.4%	9.7%
Total gross profit	16,261	14,514	17.8%	15.6%	12.0%	49,111	47,012	17.8%	16.4%	4.5%

General and administrative expenses	8,442	9,716	9.3%	10.4%	-13.1%	25,260	30,574	9.1%	10.7%	-17.4%
Depreciation and amortization	7,005	8,665	7.7%	9.3%	-19.2%	20,882	25,889	7.6%	9.0%	-19.3%
Adjustment of integration and reorganization cost	(44)	(153)	0.0%	0.0%	-71.2%	(843)	(153)	-0.4%	0.0%	*
Impairment charges and other related costs	402	—	0.4%	0.0%	*	402	—	0.1%	0.0%	*

Income (loss) from operations	456	(3,714)	0.5%	-4.0%	*	3,410	(9,298)	1.2%	-3.2%	*

Other expense (income):
Interest expense, net	5,723	10,188	6.3%	10.9%	-43.8%	17,426	28,458	6.3%	9.9%	-38.8%
Cumulative change in the fair value of derivatives	—	(1,063)	0.0%	-1.1%	*	—	(993)	0.0%	-0.3%	*
Loss (gain) on sale, disposal or abandonment of assets, net	(70)	(390)	-0.1%	-0.4%	*	1,395	(592)	0.5%	-0.2%	*
Loss on exchange of Series F Preferred Stock	—	23,007	0.0%	24.7%	*	—	23,007	0.0%	8.0%	*
Other	(98)	255	-0.1%	0.3%	*	(197)	(113)	-0.1%	0.0%	74.3%

Loss before income taxes	(5,099)	(35,711)	-5.6%	-38.3%	-85.7%	(15,214)	(59,065)	-5.5%	-20.6%	-74.2%

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

Hurricanes in Florida caused many of our restaurants to be closed for a short period of time due to evacuations and power shortages. During the quarter ended September 28, 2004, we estimate a loss of approximately $0.5 million in revenue due to the temporary closures. The loss of revenue resulted in a negative impact to our margins of approximately $0.3 million. We have filed a claim under our business interruption insurance coverage. At this time, we have not recorded any gain contingency associated with the estimated losses that we believe are covered under our business interruption insurance policy.

Other Expenses

Our general and administrative expenses decreased 13.1% and 17.4% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, when compared to the same periods in fiscal 2003. The decline in general and administrative expenses is primarily due to reduced spending of $0.7 million and $2.2 million, respectively for the thirteen and thirty-nine weeks ended September 28, 2004, for non-capitalizable legal and consulting expenses associated with our debt refinancing and equity recapitalization, and the re-audit of our 2000 and 2001 financial results that occurred during 2003.

Our depreciation and amortization expenses decreased 19.2% and 19.3% for the thirteen and thirty-nine weeks ended September 28, 2004, respectively, when compared to the same periods in fiscal 2003. The decreases in depreciation and amortization expense are primarily due to a portion of our asset base becoming fully depreciated during the fiscal year 2004. In the near future, we anticipate spending additional capital on existing stores, which would result in a corresponding increase in our depreciable asset base, and thus depreciation expense. Over the past several years, former management did not invest significant capital in our store equipment due to limited availability of resources and covenant restrictions under our former credit facilities. During the current year, we have placed greater emphasis on the requirements of our existing company-operated stores. For additional information, see the discussion under “Liquidity and Capital Resources.”

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

For the thirty-nine weeks ended September 28, 2004, we recorded a loss on disposal or abandonment of assets of approximately $1.4 million, primarily due to the disposal of menu boards as a result of our new menu offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

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

On September 28, 2004, we had unrestricted cash of $1.9 million and short-term restricted cash of $1.3 million. We reduced our working capital deficit to $21.0 million on September 28, 2004 compared with a working capital deficit of $23.6 million on December 30, 2003. Additionally, we experienced an improvement of $13.4 million in our cash operating performance (defined as net loss as adjusted for non-cash charges). We believe this improvement is a direct result of our ability to better manage fixed and variable elements of our cost of sales and an overall reduction in spending dollars for general and administrative purposes. We also improved our free cash flow deficit by $6.1 million during the thirty-nine weeks ended September 28, 2004 compared to the same period in the prior year.

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

Reconciliation of Net Loss to Cash Operating Performance:

	Thirty-nine weeks ended:
	Sept 28, 2004	Sept 30, 2003
	(restated)	(restated)
Net loss	$(15,306)	$(59,495)
Adjustments for non-cash charges:
Depreciation and amortization	20,882	25,889
Stock-based compensation expense	51	—
Loss (gain) on disposal of assets and impairment charges	1,625	(592)
Adjustments of integration and reorganization costs	(843)	(153)
Cumulative change in fair value of derivatives	—	(993)
Amortization of debt issuance and debt discount costs	1,387	2,675
Notes issued as paid in kind for interest on Bridge Loan	—	510
Issuance of standstill warrants	—	3,132
Greenlight non-cash interest		1,025
Loss on exchange of Series F Preferred Stock due to Equity Recap		23,007
Reduction in Bridge Loan due to Equity Recap	—	(615)
Cash Operating Performance	$7,796	$(5,610)

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Thirty-nine weeks ended:
	Sept 28, 2004	Sept 30, 2003
Net cash used in operating activities	$(418)	$(6,366)
Less: purchases of fixed assets	(5,605)	(5,838)
Free Cash Flow	$(6,023)	$(12,204)

During the thirty-nine weeks ended September 28, 2004, operations consumed $0.4 million of cash, primarily attributable to two semi-annual interest payments of approximately $20.4 million in the aggregate under our $160 Million Indenture, compared to consumption of $6.4 million during the thirty-nine weeks ended September 30, 2003. We believe we will continue to see improvements in our cash operating performance during the next quarter. Due to the timing of the cash interest payment under our $160 Million Indenture, which is due January 1 and July 1, we generally consume cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we generally generate cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions. We believe the cash generated from our company-operated stores, along with the availability under our AmSouth Revolver will be adequate to satisfy our cash obligations in the future.

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

Our success depends in part on our ability to understand our customers’ needs. We believe successful deployment of our current business strategy will address customers’ needs and contribute to overall company growth. If we improperly perceive customers’ needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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