Form 10-Q
period 2005-03-29
NEW WORLD RESTAURANT GROUP INC
filed 2005-05-10
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2005

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

As of April 14, 2005, 9,848,713 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

March 29, 2005

TABLE OF CONTENTS

Part I. Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets (unaudited), March 29, 2005 and December 28, 2004

Consolidated Statements of Operations (unaudited), for the first quarter ended March 29, 2005 and March 30, 2004

Consolidated Statements of Cash Flows (unaudited), for the first quarter ended March 29, 2005 and March 30, 2004

Consolidated Statement of Changes in Stockholders’ Equity (Deficit), for the first quarter ended March 29, 2005 (unaudited)

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 29, 2005 AND DECEMBER 28, 2004

(in thousands, except share information)

(unaudited)

	March 29,	December 28,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,341	$9,752
Restricted cash	1,161	1,269
Franchise and other receivables, net of allowance of $2,185 and $2,475	5,576	7,123
Inventories	4,815	4,941
Prepaid expenses and other current assets	2,677	1,643
Total current assets	15,570	24,728

Restricted cash long-term	2,526	2,526
Property, plant and equipment, net	39,291	41,855
Trademarks and other intangibles, net	75,171	77,219
Goodwill	4,875	4,875
Debt issuance costs and other assets	6,796	7,253
Total assets	$144,229	$158,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,277	$8,243
Accrued expenses	26,847	34,836
Short term debt and current portion of long-term debt	280	295
Current portion of obligations under capital leases	16	16
Total current liabilities	33,420	43,390

Senior notes and other long-term debt	160,840	160,840
Obligations under capital leases	26	31
Other liabilities	9,607	9,678
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	260,893	270,939

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,848,713 and 9,848,713 shares issued and outstanding	10	10
Additional paid-in capital	175,797	175,797
Unamortized stock compensation	(120)	(137)
Accumulated deficit	(292,351)	(288,153)
Total stockholders’ deficit	(116,664)	(112,483)
Total liabilities and stockholders’ deficit	$144,229	$158,456

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 29, 2005 AND MARCH 30, 2004

(in thousands, except earnings per share and related share information)

(unaudited)

	March 29,	March 30,
	2005	2004
Revenues:
Retail sales	$86,859	$84,623
Manufacturing revenues	4,994	5,413
Franchise and license related revenues	1,442	1,160

Total revenues	93,295	91,196

Cost of sales:
Retail costs	71,430	70,087
Manufacturing costs	4,707	4,578

Total cost of sales	76,137	74,665

Gross profit	17,158	16,531

Operating expenses:
General and administrative expenses	8,680	8,818
Depreciation and amortization	6,708	6,819
Loss (gain) on sale, disposal or abandonment of assets, net	4	(7)
Charges (adjustments) of integration and reorganization	5	(760)
Impairment charges and other related costs	97	—

Income from operations	1,664	1,661

Other expense (income):
Interest expense, net	5,919	5,799
Other	(57)	(63)

Loss before income taxes	(4,198)	(4,075)

Provision for state income taxes	—	55

Net loss	$(4,198)	$(4,130)

Net loss per common share – Basic and Diluted	$(0.43)	$(0.42)

Weighted average number of common shares outstanding:
Basic and Diluted	9,848,713	9,841,828

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 29, 2005 AND MARCH 30, 2004

(in thousands)

(unaudited)

	March 29,	March 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(4,198)	$(4,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,708	6,819
Stock based compensation expense	17	—
Loss, net of gains, on disposal of assets	4	(7)
Impairment charges and other related costs	97	—
Charges (adjustments) of integration and reorganization costs	5	(760)
Provision for (recovery of) losses on accounts receivable, net	(91)	—
Amortization of debt issuance and debt discount costs	462	462
Changes in operating assets and liabilities:
Franchise and other receivables	1,638	272
Accounts payable and accrued expenses	(9,960)	(6,262)
Other assets and liabilities	(970)	(570)

Net cash used in operating activities	(6,288)	(4,176)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,178)	(2,360)
Proceeds from the sale of equipment	75	—

Net cash used in investing activities	(2,103)	(2,360)

FINANCING ACTIVITIES:
Proceeds from line of credit	5,415	7,015
Repayments of line of credit	(5,430)	(8,015)
Repayment of other borrowings	(5)	—

Net cash used in financing activities	(20)	(1,000)

Net decrease in cash	(8,411)	(7,536)
Cash and cash equivalents, beginning of period	9,752	9,575
Cash and cash equivalents, end of period	$1,341	$2,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,583	$10,130
Cash paid for income taxes	$176	$98

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 29, 2005

(in thousands, except share information)

(unaudited)

			Additional	Unamortized	Accumulated
	Common Stock		Paid In	Stock	Deficit
	Shares	Amount	Capital	Compensation	Amount	Total

Balance, December 28, 2004	9,848,713	$10	$175,797	$(137)	$(288,153)	$(112,483)
Net loss	—	—	—	—	(4,198)	(4,198)
Amortization of stock compensation expense	—	—	—	17	—	17

Balance, March 29, 2005	9,848,713	$10	$175,797	$(120)	$(292,351)	$(116,664)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarter ended March 29, 2005 and March 30, 2004

1.     Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of March 29, 2005, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Einstein Bros. Café, Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of March 29, 2005 and for the quarters ended March 29, 2005 and March 30, 2004 have been prepared without audit. The balance sheet information as of December 28, 2004 has been derived from our audited financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 28, 2004. We believe that the disclosures are sufficient for interim financial reporting purposes.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net loss or financial position as previously reported.

2.     Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our fixed award stock options to our employees. As such, compensation expense is recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We apply the fair value-basis of accounting as prescribed by Statements of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) in accounting for our fixed award stock options to our consultants. Under SFAS No. 123, compensation expense is recognized based on the fair value of stock options granted.

Had compensation cost for stock options granted to employees been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Quarter ended:
	March 29,	March 30,
	2005	2004
Net loss, as reported	$(4,198)	$(4,130)
Deduct: fair value based compensation expense	(153)	(239)
Pro forma net loss	(4,351)	(4,369)
Basic and diluted loss per common share:
As reported	$(0.43)	$(0.42)
Pro forma	$(0.44)	$(0.44)

Compensation cost of options granted for the SFAS No. 123 pro forma amounts disclosed above was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Quarter ended:
	March 29,	March 30,
	2005	2004
Expected life of options from date of grant	4.0 years	4.0 years
Risk-free interest rate	3.55%	3.00%
Volatility	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%

3.     Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan. Other intangibles consist mainly of trademarks, trade secrets and patents.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142, “Goodwill and Other Intangible Assets” requires a two-step approach for testing impairment. First, the estimated fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the second step of the impairment test is performed; the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value. Intangible assets not subject to amortization consist primarily of the Einstein Bros. and Manhattan trademarks.

Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives and consist primarily of patents used in our manufacturing process. Amortization expense is calculated using the straight-line method over the estimated useful lives of approximately 5 years.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Trademarks and other intangibles consist of the following (in thousands of dollars):

	March 29,	December 28,
	2005	2004
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	2,062	2,062
Patents-manufacturing process	33,741	33,741
	41,188	41,188
Less accumulated amortization:
Trade secrets	4,034	3,770
Trademarks	515	387
Patents-manufacturing process	25,274	23,618
	29,823	27,775
Total amortizing intangibles, net	$11,365	$13,413

Non-amortizing intangibles:
Trademarks	63,806	63,806
Total trademarks and other intangibles, net	$75,171	$77,219

During the first quarter ended 2005, there were no events or changes in circumstances that indicated that our intangible assets might be impaired or may not be recoverable.

4.     Debt

Debt consists of the following (in thousands of dollars):

	March 29,	December 28,
	2005	2004
$160 Million Notes	$160,000	$160,000
AmSouth Revolver	—	15
New Jersey Economic Development
Authority Note Payable	1,120	1,120
	161,120	161,135
Less current portion of debt	280	295
Long-term debt	$160,840	$160,840

$160 Million Notes

On July 8, 2003, we issued $160 million of 13% senior secured notes maturing on July 1, 2008 (“$160 Million Notes”).

The $160 Million Notes are guaranteed, fully and unconditionally, jointly and severally, by us and all present and future subsidiaries of ours and are collateralized by substantially all of our assets in which we have an interest. Pursuant to an Intercreditor Agreement, the $160 Million Notes are subordinate to the AmSouth Revolver as described below.

The $160 Million Notes contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of March 29, 2005, we were in compliance with all our financial and operating covenants.

Interest payments under the $160 Million Notes are payable in arrears at the rate of 13% per year on July 1 and January 1, commencing January 1, 2004. The notes are redeemable, at our option, in whole or in part at any time after July 1, 2004 at the following redemption prices (as expressed in percentages of the principal amount):

Commencing on July 1,	Percentage
2004	104.0%
2005	103.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%

Debt issuance costs are capitalized and amortized using the effective interest method over the term of the $160 Million Notes.

AmSouth Revolver

On July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank (“AmSouth Revolver”). The AmSouth Revolver was subsequently amended to make technical corrections, clarify ambiguous terms and provide for increased limits with respect to letters of credit. Effective February 11, 2005, the AmSouth Revolver was amended again to increase our letter of credit sub-facility from $5 million to $7.5 million.

The AmSouth Revolver is collateralized by substantially all of our assets in which we have an interest and is senior to the $160 Million Notes pursuant to an Intercreditor Agreement.

The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10.0 million. This debt also contains usual and customary default provisions. As of March 29, 2005, we are in compliance with all of our financial and operating covenants.

Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively. As of March 29, 2005, the interest rate under the AmSouth Revolver was 5.75%.

We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At March 29, 2005, we had $6.1 million of letters of credit outstanding. The letters of credit expire on various dates during 2006, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims. Our availability under the AmSouth Revolver was $8.9 million at March 29, 2005.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the March 29, 2005 and December 28, 2004 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

5.     Net Loss Per Common Share

In accordance with SFAS No. 128, “Earnings per Share,” we compute basic net loss per common share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands of dollars, except per share data):

	Quarter ended:
	March 29,	March 30,
	2005	2004

Weighted average shares outstanding	9,848,713	9,841,828

Net loss	$(4,198)	$(4,130)

Basic and diluted net loss per share	$(0.43)	$(0.42)

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,726,154	1,877,679

6.     Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. If we determine it to be more likely than not that the recovery of the asset is in question in the immediate, foreseeable future, we record a valuation allowance. On March 29, 2005 and December 28, 2004, we recorded a full valuation allowance against our net deferred tax asset. We will continue to record valuation allowances against additional deferred tax assets until such time that it is more likely than not that some portion or all of the deferred tax assets will be realized.

7.     Charges (Adjustments) of Integration and Reorganization Cost

Charges (adjustments) of integration and reorganization cost primarily represents adjustments to previously recorded liabilities associated with the closing and corporate consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility resulted in a benefit of $700,000 during the first quarter ended 2004 as a result of this settlement.

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

For the quarter ended March 29, 2005, we recorded $97,000 in exit costs from the decision to close one restaurant. The assets associated with the closure of this restaurant were previously impaired.

9.     Litigation and Contingencies

We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees, licensees and employees or former employees. We do not believe that an adverse outcome in any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Employment Related

On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a putative class action against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco. The plaintiffs alleged that ENC failed to pay overtime wages to managers and assistant managers of its California stores who were improperly designated as exempt employees. In April 2004, we reached an agreement in principle to settle the litigation, subject to court approval. Amounts representing our estimate to settle this litigation were previously recorded in general and administrative expenses during fiscal 2003 and did not have a material adverse effect on our consolidated financial condition or results of operations.

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

On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, against the Company, Wedo, Nimmo, Novack, Kamfar, Lexington Insurance Company, and XL Specialty Insurance Company seeking declaratory judgment on insurance coverage issues in the Novack litigation and the Kamfar litigation described above. At this time, we cannot predict the outcome of this matter and there can be no assurance that we will prevail in this matter, that a determination will be made that we have insurance coverage for expenses that we have already incurred, or that damages or other relief will not be awarded against us. However, we believe resolution of this issue will not have a material adverse effect on our consolidated financial condition or results of operations.

Investigations

On April 3, 2002, the Securities and Exchange Commission notified us that the Commission was conducting an investigation into the resignation of our former Chairman, R. Ramin Kamfar, and the termination for cause of our former Chief Financial Officer, Jerold Novack, and the delay in filing our Form 10-K for 2001. We have cooperated fully with the investigation as well as with a Department of Justice inquiry relating to these issues. Further, several of the former and present officers and directors have requested that, under applicable law and our by-laws, we advance reasonable legal expenses on their respective behalves to the extent any of them is or has been requested to provide information to the Commission in connection with its investigation. We have advanced certain expenses in connection with these claims. At this time, it is not possible to reasonably estimate the loss or range of loss, if any. However, we believe resolution of this issue will not have a material adverse effect on our consolidated financial condition or results of operations.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of March 29, 2005, we had outstanding guarantees of indebtedness under certain leases of approximately $1.3 million.

Insurance

We are insured for losses related to health, general liability and workers’ compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted.

10.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled “Share-Based Payment” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is to be implemented at the beginning of the next fiscal year that begins after June 15, 2005. We have not fully completed our evaluation of the impact this Statement will have on our financial position and results of operations. Based on options granted and various assumptions used to calculate stock based compensation expense as of March 29, 2005, we do not believe that the adoption will result in a material adverse effect to our financial statements taken as a whole.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

11.  Related Party Transactions

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 97 percent of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our company occurs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis supplements the management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 28, 2004 and presumes that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward looking statements.

Business Overview

We are a leader in the quick casual segment of the restaurant industry. With 679 locations in 34 states and in the District of Columbia as of March 29, 2005, we operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate a dough production facility. We view our business as a single segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

The restaurant industry, in which we operate, is intensely competitive. The industry is often affected by changes in demographics, consumers’ eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in the industry are price, quality and value of products offered, quality and speed of service, advertising effectiveness, brand name identification, restaurant locations and attractiveness of facilities.

Our financial focus is on long term, sustainable growth in free cash flow. Free cash flow represents net cash provided by operations less the investment in our facilities and fixed assets. By achieving free cash flow, we will be more capable of paying down debt, saving cash for future use and building shareholder value. We also believe free cash flow may give us the ability to pursue new opportunities and/or acquire other businesses. Increasing our operating profit and efficiently managing working capital and capital expenditures primarily drive free cash flow.

In measuring our overall growth and progress, we focus on various key performance indicators. Such key performance indicators include:

•              same-store sales growth,

•              restaurant level and concept level margins,

•              cash generated by operations,

•              Adjusted EBITDA (as defined in our loan agreements),

•              number of company-owned restaurant openings and closings,

•              number of franchise and licensed restaurant openings and closings,

Our progress against some of these key performance indicators is discussed throughout the Management’s Discussion and Analysis.

Significant Known Events, Trends or Uncertainties Expected to Impact 2005 Results

The following factors represent currently known trends or uncertainties that may impact the comparability of operating performance or could cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Revenue Trends

In an effort to strengthen performance of our company-operated Einstein Bros. locations, we have developed a focused brand enhancement strategy with two key elements. The first element involves the continuation of opening our new, next-generation, quick casual Einstein Bros. Café restaurants. Customer research and feedback is being utilized to fine-tune the look, feel and brand positioning of the Café concept.  To date, we have opened or converted seven Einstein Bros. Cafés in the Denver and Colorado Springs, Colorado markets.  The next Einstein Bros. Café is scheduled to open in Longmont, Colo. in May.  The second element will concentrate on improving the performance of our existing Einstein Bros. Bagels restaurants by incorporating the most successful aspects of the Café concept in the majority of our locations.  These efforts will include updates of restaurant interiors and improvements to service through new menu boards and a “pay first” ordering system.

We believe that dietary trends and negative publicity on products high in carbohydrate content may have had an adverse impact on our sales historically. Accordingly, we began addressing the issue with modifications to our menu beginning in 2004. Additionally, we introduced limited time offerings featuring seasonal menu items and implemented modifications to our customer service system. We strengthened our catering programs in certain markets and initiated advertising campaigns during the fourth quarter ended 2004. We believe that changes in the products sold at our restaurants (including new menu items that are lower in fat and carbohydrate content), price increases and shifts in product mixes to higher priced items coupled with initiatives in customer service and overall appearance at our restaurants, and advertising programs that build consumer awareness, have recently contributed to positive comparable store sales.

Expense Trends

Our expense trends are generally affected by the following major categories:

•      Changing prices for agricultural commodities;

•      Rising energy costs and increasing costs of other natural resources;

•      Increasing labor costs; and

•      Increasing tax rates and costs of compliance with regulatory requirements.

In fiscal 2004, prices for agricultural commodities such as dairy, cheese and butter increased substantially. We believe that dairy prices will decrease slightly in fiscal 2005, but that decrease may be offset by increased commodity costs for coffee, flour and packaging.

Rising energy costs and the increasing costs of other natural resources affect not only the cost of distribution to our restaurants, but also utility bills and the cost of packaging that is derived from petroleum products. Our distribution partners and common freight carriers passed on fuel surcharges to us during fiscal 2004. We believe energy costs will fluctuate during fiscal 2005 but will continue to increase on average. We also believe that the cost of packaging materials will be greater during 2005 than in 2004. Packaging contracts are generally negotiated and set prices on an annual basis.

Due to competition for personnel and limited availability in the labor pool, we anticipate that we will experience an increase in hourly and salaried wages during 2005. Additionally, federal overtime regulations of the Fair Labor Standards Act, which went into effect on August 23, 2004, may impact the classification of several of our positions. Changes in the reclassification of employees from management to hourly employees could also affect our labor costs.

Certain states and local governments have increased both the rate and nature of taxes on businesses in their regions in an effort to offset budget shortfalls. These increased taxes include real estate and property taxes, state and local income taxes, and various employment taxes.

Changes in any of the aforementioned categories could directly impact the profitability of our company-owned locations, manufacturing operations or distribution channels. Increases in any of these expense trends in the near future may contribute to degradation in our profit margins until such time as we are able to pass on increased costs to our consumers.

Impact of Inflation

We have not experienced a significant overall impact from inflation. As operating expenses increase, we recover increased costs through pricing increases, to the extent permitted by competition. We also review and implement alternative products or processes.

Store Portfolio Strategy

In mid-2004, we began an in-depth strategic review of all brands and the likelihood of providing additional capital and other resources to grow each independent brand. Additionally, we focused on individual store performance and compliance at each of our company operated, franchised and licensed stores. We engaged Birchwood Resultants to build market level and individual site level models to allow for strategic growth and portfolio rationalization decisions based on sound metrics. These models were built based on consumer research conducted at our company operated Einstein Bros. locations and external demographic, psychographic and competitive databases. We considered various factors such as local market conditions, distribution and supply chain channels, competition, comparable store sales, store-level cash flows and existing lease terms. Based on the store-level considerations, we then reviewed the economic and financial costs of exiting poorly performing locations (where the leases permitted cessation of operations) or sub-leasing the location to a third party. We also considered the long-term options of locations that perform at break-even or slightly above break-even.  As a result of our strategic review, we have deliberately reduced our store count based on prudent business decisions in an effort to improve our overall profitability. We also believe these efforts will identify optimal markets for future store growth and ultimately contribute to long-term sustainable growth in free cash flow.

We believe we have a solid platform for growth through store licensing of our Einstein Bros. and Noah’s brands. The licensing program is available to qualified foodservice operators and typically requires an upfront license fee that is fully earned at the time the licensee commences operations. Stores are developed on college campuses, hospitals, airports, military installations and other locations. The licensed stores are generally opened during the third and fourth calendar quarters consistent with the timing of many government and higher education projects and federal funding. We typically receive continuing royalties on sales from each licensed store location. Our licensees are not required to buy all of their non-proprietary products directly from us, but rather their product sources must be approved by us.

We have a franchise base primarily in our Manhattan and Chesapeake brands that generates a recurring revenue stream through fee and royalty payments. Our franchise base provides us with the ability to grow our brands with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. We continue to look for franchisee candidates with appropriate operational experience and financial stability, including specific net worth and liquidity requirements. During 2004, we worked diligently to improve our relationship and communication with performing franchisees. In an effort to strengthen the brands, we terminated certain relationships with franchisees that were not performing in accordance with their franchise agreements. We believe that active involvement in and management of restaurant operations will result in a successful franchise strategy.

We continually assess the financial and operational alignment of our Manhattan, Chesapeake and New World brands. As the Manhattan and Chesapeake brands represent the majority of our franchise operations, revitalizing and strengthening these brands remains a challenge for our management team. We recognize that our historic franchise model is not consistent with future operating plans for certain brands due to geographic separation from core markets. As a result, we are currently executing a regionalization strategy that would include exiting certain markets. We believe regionalization will build stronger brand awareness, consistent levels of performance and customer loyalty.

The following table details the total restaurants open at the end of the respective first quarter:

	Company
	owned	Licensed	Franchised	Total
Einstein Bros. Bagels:
2005	363	57	—	420
2004	373	46	—	419
Einstein Bros. Cafe:
2005	7	—	—	7
2004	—	—	—	—
Noah’s:
2005	76	3	—	79
2004	82	3	—	85
Manhattan:
2005	—	—	138	138
2004	—	—	171	171
Chesapeake:
2005	—	—	25	25
2004	—	—	41	41
New World Coffee/Willoughby’s*:
2005	3	—	7	10
2004	8	—	11	19
Total Restaurants:
2005	449	60	170	679
2004	463	49	223	735

* On October 6, 2004, we sold Willoughby’s. The Willoughby’s business consisted of a coffee roasting plant, three retail locations and office space.

Results of Operations

This table sets forth, for the periods indicated, certain amounts included in our consolidated statements of operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

			Increase
	For the first quarter ended:		(Decrease)
	(percent of total revenue)		2005
	2005	2004	vs. 2004
Revenues:
Retail sales	93.1%	92.8%	2.6%
Manufacturing revenues	5.4%	5.9%	(7.7)%
Franchise and license related revenues	1.5%	1.3%	24.3%
Total revenues	100.0%	100.0%	2.3%

Cost of sales:
Retail costs	76.6%	76.9%	1.9%
Manufacturing costs	5.0%	5.0%	2.8%
Total cost of sales	81.6%	81.9%	2.0%

Gross profit:
Retail	16.5%	15.9%	6.1%
Manufacturing	0.3%	0.9%	(65.6)%
Franchise and license	1.5%	1.3%	24.3%
Total gross profit	18.4%	18.1%	3.8%

General and administrative expenses	9.3%	9.7%	(1.6)%
Depreciation and amortization	7.2%	7.5%	(1.6)%
Loss (gain) on sale, disposal or abandonment of assets, net	0.0%	(0.0)%	*
Charges (adjustments) of integration and reorganization cost	(0.0)%	(0.8)%	*
Impairment charges and other related costs	0.1%	0.0%	*
Income (loss) from operations	1.8%	1.8%	0.2%
Other expense (income):
Interest expense, net	6.3%	6.4%	2.1%
Other	(0.1)%	(0.1)%	(9.5)%
Loss before income taxes	(4.5)%	(4.5)%	3.0%

* not meaningful

Revenues

Total revenues for the first quarter ended 2005 were consistent with our expectations. Our total revenues increased 2.3% when compared to the first quarter ended 2004. This increase primarily resulted from an increase in retail sales (e.g. company-operated store sales which represent the most significant component of revenue).  Our retail comparable store sales increase of 4.6% consisted of a 6.4% increase in average check partially offset by a 1.7% reduction in transactions. The increases experienced in average check were primarily related to a price increase coupled with a shift in product mix to higher priced items. Comparable store sales represent sales at stores that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales and as “comp sales” within the restaurant industry.

Throughout fiscal 2004, the trend of lower comparable store sales began to reverse and ultimately became positive during the fourth quarter of 2004. The following table summarizes the elements of comparable store sales for each quarter in fiscal 2004 and the first quarter ended 2005:

	Comparable	Average
Period	Store Sales	Check	Transactions
First quarter, fiscal 2004	(4.8)%	0.7%	(5.5)%
Second quarter, fiscal 2004	(3.7)%	3.9%	(7.3)%
Third quarter, fiscal 2004	(1.6)%	5.0%	(6.3)%
Fourth quarter, fiscal 2004	2.6%	5.2%	(2.5)%
First quarter, fiscal 2005	4.6%	6.4%	(1.7)%

We believe the positive trend in comparable store sales is a result of price increases coupled with a shift in the product mix to higher priced items, improvements in the operation of our restaurants including initiatives in customer service and overall store appearance, the introduction of new menu items, further development of catering programs in selected markets, and advertising campaigns that were initiated in the fourth quarter ended 2004 that strengthened consumer awareness.

Gross Profit

Our total gross profit increased 3.8% for the first quarter ended 2005 when compared to the first quarter ended 2004. This increase was primarily due to an improvement of 6.1% in our retail margins. Our retail margins are impacted by various store-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Similarly, our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. Depreciation, amortization and income taxes do not impact our retail or manufacturing margins.

For the first quarter ended 2005, approximately $1.4 million of the improvement we experienced in retail margins was due to improvements in labor utilization and reductions in group insurance and workers’ compensation claims, offset by an increase of approximately $0.6 million in bonus wages payable to various levels of restaurant managers due to improved operating performance.

For the first quarter ended 2005, our manufacturing margins decreased 65.6% when compared to first quarter ended 2004. Manufacturing margins for the first quarter ended 2005 were predominately impacted by increases in commodity costs. We are striving to identify cost reduction solutions to offset the impact of increases in commodity costs. However, our manufacturing operations are ancillary to our company-operated stores and for the first quarters ended 2005 and 2004, our manufacturing margins represented less than 1% of total revenues.

Other Operating Expenses

Our general and administrative expenses decreased 1.6% for the first quarter ended 2005 when compared to the first quarter ended 2004. The first quarter ended 2004 included a charge of approximately $0.2 million related to non-performance under certain lease guarantees entered into prior to 2001. The first quarter ended 2005 included a reduction of approximately $0.6 million in legal spending related to former employee matters that were resolved in early 2005 (as more fully discussed in note 9 to our consolidated financial statements), offset by an increase of approximately $0.8 million in bonus wages payable to corporate office staff due to improved operating performance.

Depreciation and amortization expenses decreased 1.6% for the first quarter ended 2005 when compared to the first quarter ended 2004. The slight decrease is primarily due to a portion of our asset base becoming fully depreciated.

During the latter part of fiscal 2004, we spent additional capital on existing stores, which will result in a corresponding increase in our depreciable asset base, and thus depreciation expense.

The adjustment of integration and reorganization cost primarily represents adjustments to previously recorded liabilities associated with the closing and corporate consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility resulted in a benefit of $700,000 during the first quarter ended 2004 as a result of this settlement.

Liquidity and Capital Resources

Prior to 2004, we relied upon our major preferred and common stockholders to provide us with supplemental financing at times when our cash flows from operations have been insufficient to cover our capital requirements or the requirements of other debt. During the past six quarters, we have generated sufficient cash flow to fund operations, capital expenditures and required debt and interest payments. The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We have a minimal amount of accounts receivable, which are predominantly from our franchisees, licensees and distributors. Additionally, our investment in inventory is minimal since our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are continuously identifying and implementing cost reduction initiatives, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead.  During 2005, we will continue to identify cost reduction initiatives, including but not limited to: menu optimization to remove and/or modify inefficient products and thus reduce waste, reductions in cost of goods sold through purchasing efficiencies and further refinement of programs that monitor theoretical food cost.

Credit Facility

Our AmSouth Revolver is a $15 million senior secured revolving credit facility, which matures on July 8, 2006. On March 29, 2005, our unused credit facility totaled approximately $8.9 million, net of outstanding letters of credit of $6.1 million. Our credit facility contains financial covenants relating to the maintenance of leverage and coverage ratios. The credit facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, capital expenditures and minimum EBITDA as defined in the AmSouth agreement. We were in compliance with all covenants at March 29, 2005 and do not anticipate that the covenants will impact our ability to borrow under our credit facility for its remaining term.

Based upon our projections for fiscal 2005 and beyond, we believe that the cash flow from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

In first quarter 2005, we engaged Bear Stearns, investment bankers, to assist us in the potential refinancing of our $160 Million Notes and the AmSouth Revolver. We believe that refinancing this outstanding debt at a favorable interest rate could increase our letter of credit capacity, reduce interest expense and provide additional flexibility for future store growth.

Operating Activities

During the first quarter ended 2005, operations consumed $6.3 million of cash. The cash consumption was primarily attributable to a semi-annual interest payment of $10.4 million under our $160 Million Notes. We believe we will see improvements in our cash flow from operations during 2005 and that such cash flow will be adequate to fund operating costs. Due to the timing of interest payments under our $160 Million Notes, which are due January 1 and July 1, we generally consume cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we generally generate cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions.

Investing Activities

During the first quarter ended 2005, we used approximately $2.2 million of cash to purchase additional property and equipment which included $0.2 million for new stores, $0.3 million for retrofit of existing stores to the Café concept, $1.1 million for replacement and new equipment at our existing company-operated stores, $0.5 million for our manufacturing operations and less than $0.1 million for general corporate purposes.

In an effort to strengthen performance of our company-operated Einstein Bros. locations, we have developed a focused brand enhancement strategy with two key elements. The first element involves the continuation of opening new, next-generation, quick casual concept Einstein Bros. Café restaurants. Customer research and feedback is being utilized to fine-tune the look, feel and brand positioning of the Café concept. The second element will concentrate on improving the performance of the existing Einstein Bros. Bagels restaurants by incorporating the most successful aspects of the Café concept in the majority of locations. These efforts will include updates of restaurant interiors and improvements to service through new menu boards and a “pay first” ordering system. To support this strategy, our capital expenditure program will be focused on Einstein Bros. Bagels’ remodeling efforts and targeted openings of new Einstein Bros. Cafés.  We intend to implement the enhancements in a significant number of Einstein Bros. stores during fiscal years 2005 to 2007 at an average cost of approximately $60,000 per location related to retrofit costs, while continuing to open a number of Einstein Bros. Cafés.  Both programs are estimated to have a payback period of less than 2.5 years.

Contractual Obligations

There were no material changes to our contractual obligations during the first quarter ended 2005. For information regarding our contractual obligations at December 28, 2004, see our Annual Report on Form 10-K for the fiscal year ended December 28, 2004.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of March 29, 2005, we had outstanding guarantees of indebtedness under certain leases of approximately $1.3 million.

Insurance

We are insured for losses related to health, general liability and workers’ compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted.

Non-GAAP Financial Measures

Adjusted EBITDA is a typical non-GAAP measurement for companies that issue public debt and a measure used by our lenders. Adjusted EBITDA, as defined in our Indenture Agreement relating to the $160 Million Notes and the revolving credit facility with AmSouth Bank (collectively referred to herein as our loan agreements) represents earnings before interest, taxes, depreciation and amortization, and is further adjusted by various items including: (1) integration and reorganization charges and credits, (2) cumulative change in fair value of derivatives, (3) gain/loss on the investment, sale, disposal or exchange of assets, (4) impairment and other related charges and (5) other income. Adjusted EBITDA may also be further adjusted by certain legal, financing and advisory fees, acquisition and integration expenses, and other unusual charges. Our loan agreements require that Adjusted EBITDA be measured on a twelve month period ending on the last day of each fiscal quarter and be greater than $33 million. We present Adjusted EBITDA because it relates to a covenant contained in each of our loan agreements which are material to us, our financial condition and liquidity. If we do not comply with the Adjusted EBITDA covenant, an Event of Default (as defined in our loan agreements) would occur and, subject to the applicable notice and cure periods, the lenders could declare all amounts outstanding immediately due and payable and pursue all available remedies for payment of such amounts.  As of March 29, 2005, we were in compliance with the Adjusted EBITDA covenant and we do not anticipate that the covenant will impact our ability to borrow under the AmSouth revolving credit facility.

Data regarding Adjusted EBITDA is provided as additional information to help our bondholders understand our compliance with the Adjusted EBITDA covenant. We also believe Adjusted EBITDA is useful to our bondholders as an indicator of earnings available to service debt.  Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income (loss) from operations, an indicator of cash flow from operations or a measure of liquidity. Because not all companies calculate Adjusted EBITDA identically, this presentation may not be comparable to similarly titled measures of other companies. We believe Adjusted EBITDA is a more meaningful indicator of earnings available to service debt when certain charges (such as the gain or loss from the disposal of assets, impairment of assets and cumulative change in the fair value of derivatives) are excluded from income (loss) from continuing operations. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from integration and reorganization activities.

The following tables reconcile Adjusted EBITDA to net loss and cash flows used in operating activities, respectively:

	First quarter ended:
	2005	2004
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(4,198)	$(4,130)
Adjustments as defined in the loan agreements:
Interest expense, net	5,919	5,799
Taxes	—	55
Depreciation and amortization	6,708	6,819
Loss (gain) on sale, disposal or abandonment of assets, net	4	(7)
Charges (adjustments) of integration and reorganization cost	5	(760)
Impairment charges and other related costs	97	—
Other expense (income)	(57)	(63)
Certain legal, financing and advisory fees	—	75
Certain corporate expenses	—	225
Certain other charges	—	25
Adjusted EBITDA	$8,478	$8,038

	First quarter ended:
	2005	2004
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA:
Net cash used in operating activities	$(6,288)	$(4,176)
Adjustments as defined in the loan agreements:
Changes in operating assets and liabilities	9,292	6,560
Provision for (recovery of) losses on accts receivable	91	—
Amortization of debt issue costs	(462)	(462)
Stock based compensation expense	(17)	—
Interest expense, net	5,919	5,799
Other income	(57)	(63)
Provision (benefit) for state income taxes	—	55
Certain legal, financing and advisory fees	—	75
Certain corporate expenses	—	225
Certain other charges	—	25
Adjusted EBITDA	$8,478	$8,038

Risk Factors

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include, but are not limited to (i) future economic performance, (ii) success of cost reduction initiatives, (iii) the refinancing of our debt, (iv) restaurant openings or closings, (v) openings and conversions to Einstein Bros. Café, (vi) our ability to incorporate elements of Einstein Bros. Café to improve performance of existing Einstein Bros. Bagels, (vii) our ability to identify new markets and locations, (viii) our ability to execute our franchise strategy, (ix)operating margins, (x) the availability of acceptable real estate locations, (xi) the success and consumer acceptance of our Einstein Bros. Café, (xii) our ability to appropriately allocate capital expenditures to our Einstein Bros. Bagels and Einstein Bros. Café, (xiii) the sufficiency of our cash balances, (xiv) cash generated from operating and financing activities for our future liquidity and capital resource needs, and (xv) other matters, and are generally accompanied by words such as: believes, anticipates, estimates, predicts, expects, and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risks factors follows. You should also refer to the other information set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2004, including our consolidated financial statements and the related notes.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends in part on our ability to understand our customers’ needs. We believe successful deployment of our current business strategy will address customers’ needs and contribute to overall company growth. While we believe our new Einstein Bros. Café concept and even elements of that concept will strengthen the performance of our Einstein Bros. brand, its success is dependent upon various factors, including customer acceptance of new menu offerings and pricings, the look and feel of the restaurant, and the new service system. In addition, the availability of capital and opportunities to make modifications to existing stores will be significant factors in the success of our business strategy. If we improperly perceive customers’ needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Our AmSouth Revolver and $160 Million Notes expire in July 2006 and July 2008, respectively. In first quarter 2005, we engaged Bear Stearns, investment bankers, to assist us in refinancing our $160 Million Notes and the AmSouth Revolver. We believe that refinancing this outstanding debt could increase our letter of credit capacity, reduce interest expense and provide additional flexibility for future store growth. There can be no assurance that we will be successful in our refinancing efforts or that refinancing will be on terms that are more favorable to us.

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

Food service businesses are often affected by changes in consumer tastes, dietary trends, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. Shifts in consumer preferences away from our type of cuisine and/or the quick casual style could have a material adverse affect on our results of operations. We believe that the trend toward consumption of food low in carbohydrate content may have had and may continue to have a negative impact on our sales and revenues. In addition, increased food, labor and energy costs have affected our results and may, in the future, together with inflation, harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business prospects, financial condition, operating results and cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

There is intense competition in the restaurant industry for personnel, real estate, advertising space, and customers, among other things.

Our industry is intensely competitive and there are many well-established competitors with substantially greater financial and other resources than we have. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. In addition, in virtually every major metropolitan area in which we operate or expect to enter, local, regional or national competitors already exist. This may make it more difficult to obtain real estate, advertising space, and retain customers and personnel.

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

We currently purchase our raw materials from various suppliers. We purchase a majority of our frozen bagel dough from one supplier (who utilizes our proprietary processes), which we are dependent upon in the short-term. Additionally, we purchase all of our cream cheese from a single source. Though to date we have not experienced significant difficulties with our suppliers, our reliance on our suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

We depend on our network of six regional custom distributors to distribute frozen bagel dough and other materials to our locations. If any one or more of these distributors fails to perform as anticipated, or if there is any disruption in any of our distribution relationships for any reason, it could have a material adverse effect on our business, financial condition and results of operations.  We are continually evaluating our distribution network to ensure it meets our internal criteria with respect to improved quality and service. In the event that certain distributors fail to meet our internal criteria, we could incur an increase in distribution costs.

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

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 97 percent of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight.

Our common stock is not currently listed on any stock exchange or Nasdaq. As a result, we are not subject to corporate governance rules adopted by the New York Stock Exchange, American Stock Exchange and Nasdaq requiring a majority of directors to be independent and requiring compensation and nominating committees that are composed solely of independent directors. However, we are subject to rules requiring that the audit committee consist entirely of independent directors. Under the rules of these stock exchanges and Nasdaq, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and except for the rules relating to independence of the audit committee, is exempt from the above-mentioned independence rules. Because Greenlight beneficially owns approximately 97 percent of our common stock, we may take advantage of the controlled company exemption if our common stock becomes listed on an exchange or Nasdaq in the future. As a result, our stockholders currently do not have, and may never have, the protections that these rules are intended to provide.

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

Our common stock is currently quoted on the “pink sheets” under the symbol “NWRG.PK.” Since our common stock is not listed on Nasdaq, the American Stock Exchange or the New York Stock Exchange, holders of our common stock may find that the liquidity of our common stock is impaired – not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and the news media’s coverage of us, and lower prices for our securities than might otherwise be attained.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

During the first quarter ended 2005 and 2004, our results of operations, financial position and cash flows were not affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt at March 29, 2005 and March 28, 2004 was principally comprised of the $160 Million Notes due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Notes is fixed. The interest rate on the AmSouth Revolver fluctuates with changes in the prime rate, but is immaterial in relation to interest expense under the $160 Million Notes and in our results of operations and financial condition.

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

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2005. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended March 29, 2005, there were no significant changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.

Item 1. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 9 to our Consolidated Financial Statements set forth in Part I of this report.

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

NEW WORLD RESTAURANT GROUP, INC.

Date:	May 9, 2005	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	May 9, 2005	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer