Form 10-Q
period 2005-06-28
NEW WORLD RESTAURANT GROUP INC
filed 2005-08-10
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2005

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

As of August 2, 2005, 9,868,623 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

June 28, 2005

TABLE OF CONTENTS

Part I. Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets (unaudited), June 28, 2005 and December 28, 2004

Consolidated Statements of Operations (unaudited), for the second quarter and year to date periods ended June 28, 2005 and June 29, 2004

Consolidated Statements of Cash Flows (unaudited), for the year to date periods ended June 28, 2005 and June 29, 2004

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited), for the year to date period ended June 28, 2005

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 28, 2005 AND DECEMBER 28, 2004

(in thousands, except share information)

(unaudited)

	June 28,	December 28,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,823	$9,752
Restricted cash	854	1,269
Franchise and other receivables, net of allowance of $1,338 and $2,475	5,689	7,123
Inventories	5,163	4,941
Prepaid expenses and other current assets	3,049	1,643
Total current assets	28,578	24,728

Restricted cash long-term	901	2,526
Property, plant and equipment, net	35,992	41,855
Trademarks and other intangibles, net	71,940	77,219
Goodwill	4,875	4,875
Debt issuance costs and other assets	6,260	7,253
Total assets	$148,546	$158,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,443	$8,243
Accrued expenses	35,722	34,836
Short term debt and current portion of long-term debt	280	295
Current portion of obligations under capital leases	19	16
Total current liabilities	42,464	43,390

Senior notes and other long-term debt	160,840	160,840
Obligations under capital leases	19	31
Other liabilities	9,132	9,678
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	269,455	270,939

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,868,623 and 9,848,713 shares issued and outstanding	10	10
Additional paid-in capital	175,818	175,797
Unamortized stock compensation	(103)	(137)
Accumulated deficit	(296,634)	(288,153)
Total stockholders’ deficit	(120,909)	(112,483)
Total liabilities and stockholders’ deficit	$148,546	$158,456

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SECOND QUARTER AND YEAR TO DATE PERIODS ENDED JUNE 28, 2005 AND JUNE 29, 2004

(in thousands, except earnings per share and related share information)

(unaudited)

	Second quarter ended:		Year to date ended:
	June 28,	June 29,	June 28,	June 29,
	2005	2004	2005	2004
Revenues:
Retail sales	$91,116	$87,596	$177,975	$172,219
Manufacturing revenues	4,641	4,944	9,635	10,357
Franchise and license related revenues	1,356	1,624	2,798	2,784
Total revenues	97,113	94,164	190,408	185,360

Cost of sales:
Retail costs	73,770	73,403	145,200	143,490
Manufacturing costs	4,193	4,442	8,900	9,020

Total cost of sales	77,963	77,845	154,100	152,510

Gross profit	19,150	16,319	36,308	32,850

Operating expenses:
General and administrative expenses	9,309	8,000	17,989	16,818
Depreciation and amortization	7,077	7,058	13,785	13,877
Loss (gain) on sale, disposal or abandonment of assets, net	161	1,472	165	1,466
Charges (adjustments) of integration and reorganization cost	—	(39)	5	(799)
Impairment charges and other related costs	1,182	—	1,279	—

Income (loss) from operations	1,421	(172)	3,085	1,488

Other expense (income):
Interest expense, net	5,773	5,904	11,692	11,703
Other	(69)	(36)	(126)	(100)
Loss before income taxes	(4,283)	(6,040)	(8,481)	(10,115)

Provision for state income taxes	—	184	—	239
Net loss	$(4,283)	$(6,224)	$(8,481)	$(10,354)

Net loss per common share – Basic and Diluted	$(0.43)	$(0.63)	$(0.86)	$(1.05)

Weighted average number of common shares outstanding:
Basic and Diluted	9,860,886	9,842,293	9,854,799	9,842,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR TO DATE PERIODS ENDED JUNE 28, 2005 AND JUNE 29, 2004

(in thousands)

(unaudited)

	June 28,	June 29,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(8,481)	$(10,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,785	13,877
Stock based compensation expense	34	35
Loss, net of gains, on disposal of assets	165	1,466
Impairment charges and other related costs	1,279	—
Charges (adjustments) of integration and reorganization costs	5	(799)
Provision for (recovery of) losses on accounts receivable, net	(138)	94
Amortization of debt issuance and debt discount costs	924	908
Changes in operating assets and liabilities:
Franchise and other receivables	1,572	(247)
Accounts payable and accrued expenses	(1,016)	(162)
Other assets and liabilities	(64)	617

Net cash provided by operating activities	8,065	5,435

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,082)	(3,687)
Proceeds from the sale of equipment	92	—

Net cash used in investing activities	(3,990)	(3,687)

FINANCING ACTIVITIES:
Proceeds from line of credit	5,430	7,030
Repayments of line of credit	(5,445)	(8,030)
Repayment of other borrowings	(10)	—
Proceeds upon warrant exercise	21	—

Net cash used in financing activities	(4)	(1,000)

Net increase in cash	4,071	748
Cash and cash equivalents, beginning of period	9,752	9,575
Cash and cash equivalents, end of period	$13,823	$10,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,809	$10,280
Cash paid for income taxes	$—	$165

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR TO DATE PERIOD ENDED JUNE 28, 2005

(in thousands, except share information)

(unaudited)

			Additional	Unamortized	Accumulated
	Common Stock		Paid In	Stock	Deficit
	Shares	Amount	Capital	Compensation	Amount	Total

Balance, December 28, 2004	9,848,713	$10	$175,797	$(137)	$(288,153)	$(112,483)
Net loss	—	—	—	—	(8,481)	(8,481)
Common stock issued upon exercise of warrants	19,910	—	21	—	—	21
Amortization of stock compensation expense	—	—	—	34	—	34

Balance, June 28, 2005	9,868,623	$10	$175,818	$(103)	$(296,634)	$(120,909)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Second Quarter and Year to Date Periods Ended June 28, 2005 and June 29, 2004

1.     Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of June 28, 2005, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Einstein Bros. Café, Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of June 28, 2005 and for the second quarter and year to date periods ended June 28, 2005 and June 29, 2004 have been prepared without audit. The balance sheet information as of December 28, 2004 has been derived from our audited financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 28, 2004. We believe that the disclosures are sufficient for interim financial reporting purposes.

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

Had compensation cost for stock options granted to employees been determined on the basis of fair value using the following assumptions, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Second quarter ended:		Year to date ended:
	June 28,	June 29,	June 28,	June 29,
	2005	2004	2005	2004
Net loss, as reported	$(4,283)	$(6,224)	$(8,481)	$(10,354)
Deduct: fair value based compensation expense	(296)	(222)	(449)	(444)
Pro forma net loss	(4,579)	(6,446)	(8,930)	(10,798)
Basic and diluted loss per common share:
As reported	$(0.43)	$(0.63)	$(0.86)	$(1.05)
Pro forma	$(0.46)	$(0.65)	$(0.91)	$(1.10)

Assumptions:
Expected life of options from date of grant	4.0 years	4.0 years	4.0 years	4.0 years
Risk-free interest rate	3.7 - 3.9%	3.00%	3.6 - 3.9%	3.00%
Volatility	100.0%	100.0%	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%	0.0%	0.0%

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

Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives and consist primarily of patents used in our manufacturing process. Amortization expense is calculated using the straight-line method over the estimated useful lives of approximately 5 years.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Intangible assets subject to amortization consist of the Chesapeake trademarks.

During the second quarter ended 2004, we began an evaluation of whether each of our brands should be a part of our overall strategic business plan. As a result of this evaluation, we determined that the Chesapeake brand did not fit within our long-term business model. Accordingly, we performed an interim impairment analysis and determined that no impairment existed. We also performed a longevity analysis and determined that the brand had an estimated useful life of four years. The trademarks were previously treated as a non-amortizing intangible and were reclassified to an amortizing intangible at June 29, 2004. During the second quarter ended 2005, we re-visited the long term strategic fit of Chesapeake utilizing the recommendations of a third party consultant previously engaged to present viable alternatives for the brand. Based upon the consultant’s recommendations, we decided to form an exit strategy that we believe could be completed within approximately one year. Because there had been a change in circumstances, it became necessary to review the asset for impairment. The analysis indicated that the carrying amount of the assets was greater than its fair value and accordingly we recorded an impairment charge of approximately $1.2 million for the quarter ended June 28, 2005. Additionally, we determined that the brand had a remaining useful life of one year.

Trademarks and other intangibles consist of the following (in thousands of dollars):

	June 28,	December 28,
	2005	2004
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	880	2,062
Patents-manufacturing process	33,741	33,741
	40,006	41,188
Less accumulated amortization:
Trade secrets	4,299	3,770
Trademarks	644	387
Patents-manufacturing process	26,929	23,618
	31,872	27,775
Total amortizing intangibles, net	$8,134	$13,413

Non-amortizing intangibles:
Trademarks	63,806	63,806
Total trademarks and other intangibles, net	$71,940	$77,219

4.     Debt

Debt consists of the following (in thousands of dollars):

	June 28,	December 28,
	2005	2004
$ 160 Million Notes	$160,000	$160,000
AmSouth Revolver	—	15
New Jersey Economic Development Authority Note Payable	1,120	1,120
	161,120	161,135
Less current portion of debt	280	295
Long-term debt	$160,840	$160,840

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

The $160 Million Notes contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of June 28, 2005, we were in compliance with all our financial and operating covenants.

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

The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10.0 million. This debt also contains usual and customary default provisions. As of June 28, 2005, we are in compliance with all of our financial and operating covenants.

Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively. As of June 28, 2005, the interest rate under the AmSouth Revolver was 7.0%.

We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At June 28, 2005, we had $7.1 million of letters of credit outstanding. The letters of credit expire on various dates during 2006, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims. Our availability under the AmSouth Revolver was $7.9 million at June 28, 2005.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the June 28, 2005 and December 28, 2004 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands of dollars, except per share data):

	Second quarter ended:		Year to date ended:
	June 28,	June 29,	June 28,	June 29,
	2005	2004	2005	2004

Weighted average shares outstanding	9,860,886	9,842,293	9,854,799	9,842,061

Net loss	$(4,283)	$(6,224)	$(8,481)	$(10,354)

Basic and diluted net loss per share	$(0.43)	$(0.63)	$(0.86)	$(1.05)

Stock options and warrants to purchase an aggregate of 2,200,243 and 1,856,125 shares of common stock were outstanding as of June 28, 2005 and June 29, 2004, respectively. These stock options and warrants were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

6.     Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. If we determine it to be more likely than not that the recovery of the asset is in question in the immediate, foreseeable future, we record a valuation allowance. On June 28, 2005 and December 28, 2004, we recorded a full valuation allowance against our net deferred tax asset. We will continue to record valuation allowances against additional deferred tax assets until such time that it is more likely than not that some portion or all of the deferred tax assets will be realized.

7.     Loss (Gain) on Sale, Disposal or Abandonment of Assets

During the second quarter ended 2004, we recorded a loss of approximately $1.3 million primarily due to the disposal of menu boards as a result of new product offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

8.     Charges (Adjustments) of Integration and Reorganization Cost

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

9.     Impairment Charges and Other Related Costs

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

During the first quarter ended 2005, we recorded $97,000 in exit costs from the decision to close one restaurant. The assets associated with the closure of this restaurant were previously impaired. Additionally, as further explained in Note 3, we recorded approximately $1.2 million in impairment charges related to the Chesapeake trademarks during the second quarter ended 2005.

10.  Litigation and Contingencies

We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees, licensees and employees or former employees. We do not believe that an adverse outcome in any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

On July 31, 2002, Tristan Goldstein, a former store manager, and Valerie Bankhordar, a current store manager, filed a putative class action against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco. The plaintiffs alleged that ENC failed to pay overtime wages to managers and assistant managers of its California stores who were improperly designated as exempt employees. In April 2004, we reached an agreement in principle to settle the litigation, subject to final court approval. Notice to members of the class was mailed on or about May 25, 2005. The final hearing on the fairness of the settlement has been scheduled for September 21, 2005. Amounts representing our estimate to settle this litigation were previously recorded in general and administrative expenses during fiscal 2003 and did not have a material adverse effect on our consolidated financial condition or results of operations.

On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, against the Company, Wedo, Nimmo, Novack, Kamfar, Lexington Insurance Company, and XL Specialty Insurance Company seeking declaratory judgment on insurance coverage issues in previously resolved litigation against Jerold E. Novack, our former Chief Financial Officer, and Ramin Kamfar, our former Chairman of the Board and Chief Executive Officer. Mr. Kamfar has cross-claimed against us, claiming a right to be indemnified as to the costs and attorneys fees incurred by him in connection with the SEC investigation of him. He further claimed a right to have those costs and fees advanced to him prior to a determination as to whether or not he had a right of indemnification. The Court ordered us to advance to Mr. Kamfar his reasonable costs and fees incurred by him to date in connection with the SEC investigation, as well as his attorney’s fees and costs incurred to establish his alleged right to advancement. We are evaluating whether to appeal that order. Discovery is being conducted and we are having very preliminary settlement discussions. The Company has put National Union, the Company’s officers and directors liability insurer for the applicable time period, on notice that the Company believes that Kamfar’s advancement and indemnity claims are an insured loss under the Company’s policy with National Union. If National Union does not agree that Kamfar’s claims are a covered loss, the Company will need to commence arbitration against National Union. At this time, we cannot predict the outcome of these matters. There can be no assurance that we will prevail in these matters, that a determination will be made that we have insurance coverage for expenses that we have already incurred or have been ordered to pay, or that damages or other relief will not be awarded against us. However, we believe resolution of this issue will not have a material adverse effect on our consolidated financial condition or results of operations.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of June 28, 2005, we had outstanding guarantees of indebtedness under certain leases of approximately $1.1 million. Approximately $330,000 has been recorded and is included in accrued expenses in our consolidated balance sheets.

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

11.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled “Share-Based Payment” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is to be implemented at the beginning of the next fiscal year that begins after June 15, 2005. We have not fully completed our evaluation of the impact this Statement will have on our financial position and results of operations. Based on options granted and various assumptions used to calculate stock based compensation expense as of June 28, 2005, we do not believe that the adoption will result in a material adverse effect to our financial statements taken as a whole.

12.  Related Party Transactions

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

Business Overview

We are a leader in the quick casual segment of the restaurant industry. With 658 locations in 34 states and the District of Columbia as of June 28, 2005, we operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate a dough production facility. We view our business as a single segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

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

•              same-store sales growth, comprised of average check and transactions,

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

Revenue Trends

In an effort to strengthen the performance of our company-operated Einstein Bros. locations, we have developed a brand enhancement strategy that will include updates of restaurant interiors and improvements to service through new menu boards and a “pay first” ordering system. Some of these enhancements reflect learning from our new Einstein Bros. Café concept, comprising eight restaurants in the Denver and Colorado Springs, Colorado markets.

We believe that dietary trends and negative publicity on products high in carbohydrate content may have had an adverse impact on our sales historically. Accordingly, we began addressing the issue with modifications to our menu beginning in 2004. Additionally, we introduced limited time offerings featuring seasonal menu items and implemented modifications to our customer service system. We strengthened our catering programs in certain markets and initiated advertising campaigns during the fourth quarter ended 2004. We believe that changes in the products sold at our restaurants, price increases and shifts in product mixes to higher priced items coupled with initiatives in customer service and overall appearance at our restaurants, and advertising programs that build consumer awareness, have recently contributed to positive comparable store sales.

Expense Trends

Our expense trends are generally affected by the following major categories:

•      Changing prices for agricultural commodities;

•      Rising energy costs and increasing costs of other natural resources;

•      Increasing labor costs; and

•      Increasing tax rates and costs of compliance with regulatory requirements.

In fiscal 2004, prices for agricultural commodities such as dairy, cheese and butter increased substantially. We have experienced slight decreases in dairy prices during 2005, but the decrease has been offset by increases in commodity costs for coffee, flour and packaging. Because flour represents the most significant raw ingredient we purchase, we are continually identifying cost reduction solutions to offset the impact of increases in commodity costs and we have begun to see the benefit of those solutions when comparing consecutive quarter’s performance.

Rising energy costs and the increasing costs of other natural resources affect our utility bills, the cost of packaging that is derived from petroleum products and the cost of distribution to our restaurants. Our distribution partners and common freight carriers passed on fuel surcharges to us during fiscal 2004. We have experienced increases in the cost for energy and packaging materials during 2005 and believe such costs will continue to increase on average for the remainder of 2005. Packaging contracts are generally negotiated and set prices on an annual basis. We have also begun to see significant increases in our utility costs due to the heat wave impacting most of the United States. We believe this trend will negatively impact retail sales and costs during the third quarter of 2005.

Due to competition for personnel, limited availability in the labor pool, and changes in the federal overtime regulations of the Fair Labor Standards Act, which went into effect on August 23, 2004, we anticipate that we may experience an increase in hourly wages during the remainder of 2005 contingent upon the number of overtime hours worked.

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

Store Portfolio Strategy

In mid-2004, we began an in-depth strategic review of all brands and the likelihood of providing additional capital and other resources to grow each independent brand. Additionally, we focused on individual store performance and compliance at each of our company operated, franchised and licensed stores. For the Einstein Bros. Brand, we engaged Birchwood Resultants to build market level and individual site level models to allow for strategic growth and portfolio rationalization decisions based on sound metrics. These models were built based on consumer research conducted at our company operated Einstein Bros. locations and external demographic, psychographic and competitive databases. We considered various factors such as local market conditions, distribution and supply chain channels, competition, comparable store sales, store-level cash flows and existing lease terms. Based on the store-level considerations, we then reviewed the economic and financial costs of exiting poorly performing locations (where the leases permitted cessation of operations) or sub-leasing the location to a third party. We also considered the long-term options of locations that perform at break-even or slightly above break-even.  As a result of our strategic review, we have deliberately reduced our store count based on prudent business decisions supported by quantitative data in an effort to improve our overall profitability. We also believe these efforts will identify markets for future store growth, allow us to better focus our time and resources, re-invest in our existing business and contribute to long-term sustainable growth in free cash flow.

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

We have a franchise base primarily in our Manhattan brand that generates a recurring revenue stream through fee and royalty payments. Our franchise base provides us with the ability to grow our brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. We continue to look for franchisee candidates with appropriate operational experience and financial stability, including specific net worth and liquidity requirements. During 2004, we worked to improve our relationship and communication with performing franchisees. In an effort to strengthen the brand, we terminated certain relationships with franchisees that were not performing in accordance with their franchise agreements. We believe that active involvement in and management of restaurant operations will result in a successful franchise strategy.

We continually assess the financial and operational alignment of our Manhattan, Chesapeake and New World brands. As the Manhattan brand represents the majority of our franchise operations, revitalizing and strengthening this brand remains a challenge for our management team. We recognize that our historic franchise model is not consistent with future operating plans for all of our brands due to geographic separation from core markets. As a result, we exited certain markets during the second quarter ended 2005. We believe that by focusing on core markets, we will continue to build stronger brand awareness, consistent levels of performance and customer loyalty.

We recently filled the position of Senior Vice President of Franchise Operations. We believe the addition of this position will help to build our business and accelerate the growth of the franchise system.

During the second quarter ended 2005, we reviewed the long term strategic fit of Chesapeake utilizing the recommendations of a third party consultant previously engaged to present viable alternatives for the brand. Based upon the consultant’s recommendations, we decided to form an exit strategy that we believe could be completed within approximately one year. Because there had been a change in circumstances, it became necessary to review the asset for impairment. The analysis indicated that the carrying amount of the assets was greater than its fair value and accordingly we recorded an impairment charge of approximately $1.2 million for the quarter ended June 28, 2005. Additionally, we determined that the brand had a remaining useful life of one-year.

The following table details the total restaurants open at the end of the respective second quarter:

	Company
	owned	Licensed	Franchised	Total
Einstein Bros Bagels:
2005	357	57	—	414
2004	371	46	—	417
Einstein Bros Cafe:
2005	8	—	—	8
2004	—	—	—	—
Noah’s:
2005	75	3	—	78
2004	80	3	—	83
Manhattan:
2005	—	—	127	127
2004	—	—	165	165
Chesapeake:
2005	—	—	24	24
2004	—	—	37	37
New World Coffee/Willoughby’s*:
2005	2	—	5	7
2004	8	—	10	18
Total Restaurants:
2005	442	60	156	658
2004	459	49	212	720

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

			Increase			Increase
	Second quarter ended:		(Decrease)	Year to date ended:		(Decrease)
	(percent of total revenue)		2005	(percent of total revenue)		2005
	6/28/05	6/29/04	vs. 2004	6/28/05	6/29/04	vs. 2004
Revenues:
Retail sales	93.8%	93.0%	4.0%	93.5%	92.9%	3.3%
Manufacturing revenues	4.8%	5.3%	(6.1)%	5.1%	5.6%	(7.0)%
Franchise and license related revenues	1.4%	1.7%	(16.5)%	1.5%	1.5%	0.5%
Total revenues	100.0%	100.0%	3.1%	100.0%	100.0%	2.7%

Cost of sales (percentage of corresponding revenue stream):
Retail costs	81.0%	83.8%	0.5%	81.6%	83.3%	1.2%
Manufacturing costs	90.3%	89.8%	(5.6)%	92.4%	87.1%	(1.3)%
Total cost of sales	80.3%	82.7%	0.2%	80.9%	82.3%	1.0%

Gross profit (percentage of corresponding revenue stream):
Retail	19.0%	16.2%	22.2%	18.4%	16.7%	14.1%
Manufacturing	9.7%	10.2%	(10.8)%	7.6%	12.9%	(45.0)%
Franchise and license	100.0%	100.0%	(16.5)%	100.0%	100.0%	0.5%
Total gross profit	19.7%	17.3%	17.3%	19.1%	17.7%	10.5%

General and administrative expenses	9.6%	8.5%	16.4%	9.4%	9.1%	7.0%
Depreciation and amortization	7.3%	7.5%	0.3%	7.2%	7.5%	(0.7)%
Loss (gain) on sale, disposal or abandonment of assets, net	0.2%	1.6%	(89.1)%	0.1%	0.8%	(88.7)%
Charges (adjustments) of integration and reorganization cost	(0.0)%	(0.0)%	*	(0.0)%	(0.4)%	*
Impairment charges and other related costs	1.2%	0.0%	*	0.7%	0.0%	*
Income (loss) from operations	1.5%	(0.2)%	*	1.6%	0.8%	*
Other expense (income):
Interest expense, net	5.9%	6.3%	(2.2)%	6.1%	6.3%	(0.1)%
Other	(0.1)%	(0.0)%	91.7%	(0.1)%	(0.1)%	26.0%
Loss before income taxes	(4.4)%	(6.4)%	(29.1)%	(4.5)%	(5.5)%	(16.2)%

* not meaningful

Revenues

Total revenues for the second quarter and year to date period ended June 28, 2005 were consistent with our expectations. Our total revenues increased 3.1% and 2.7% when compared to the second quarter and year to date period ended 2004, respectively. This increase primarily resulted from an increase in retail sales (e.g. company-operated store sales, which represent the most significant component of revenue).  Our retail comparable store sales increase of 6.3% consisted of a 6.0% increase in average check and a 0.3% increase in transactions during the second quarter ended 2005. We also experienced a 5.5% increase in comparable store sales for the year to date period ended June 28, 2005 which consisted of 6.2% increase in average check partially offset by 0.6% decrease in transactions. The increases experienced in average check were primarily related to a price increase coupled with a shift in product mix to higher priced items. Comparable store sales represent sales at stores that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales and as “comp sales” within the restaurant industry.

Throughout fiscal 2004, the trend of lower comparable store sales began to reverse and ultimately became positive during the fourth quarter of 2004. The following table summarizes the elements of comparable store sales for each quarter in fiscal 2004 and 2005:

	Comparable	Average
Period	Store Sales	Check	Transactions
First quarter, fiscal 2004	(4.8)%	0.7%	(5.5)%
Second quarter, fiscal 2004	(3.7)%	3.9%	(7.3)%
Third quarter, fiscal 2004	(1.6)%	5.0%	(6.3)%
Fourth quarter, fiscal 2004	2.6%	5.2%	(2.5)%
First quarter, fiscal 2005	4.6%	6.4%	(1.7)%
Second quarter, fiscal 2005	6.3%	6.0%	0.3%

We believe the positive trend in comparable store sales is a result of price increases coupled with a shift in the product mix to higher priced items, improvements in the operation of our restaurants including initiatives in customer service and overall store appearance, the introduction of new menu items, further development of catering programs in selected markets, and advertising campaigns that were initiated in the fourth quarter ended 2004 and second quarter ended 2005 that strengthened consumer awareness.

Gross Profit

Our total gross profit increased 17.3% and 10.5% for the second quarter and year to date period ended 2005 when compared to the same periods in 2004, respectively. This increase was primarily due to an improvement of 22.2% and 14.1%, respectively, in our retail margins. Our retail margins are impacted by various store-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Similarly, our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. Depreciation, amortization and income taxes do not impact our retail or manufacturing margins.

For the second quarter ended 2005, the increase in retail sales over the comparable quarter contributed approximately $1.8 million in additional gross profit. Because certain elements of cost of sales are fixed in nature such as rent, utilities, property taxes and manager salaries, incremental sales positively impact gross profit. Our retail margins also improved by approximately $1.0 million due to improvements in labor utilization and reductions in group insurance and workers’ compensation claims. The increases in retail margins were offset by approximately $0.8 million in additional advertising spend and $0.5 million in increased real estate taxes and a real estate dispute.

For the year to date period ended June 28, 2005, the increase in retail sales over the comparable quarter contributed approximately $2.9 million in additional gross profit. Because certain elements of cost of sales are fixed in nature such as rent, utilities, property taxes and manager salaries, incremental sales positively impact gross profit. Our retail margins also improved by approximately $1.6 million due to improvements in labor utilization and reductions in group insurance and workers’ compensation claims. These improvements were offset by approximately $0.8 million in additional advertising spend, approximately $0.7 in increased real estate taxes and an increase of approximately $0.5 million in bonuses payable to various levels of restaurant managers due to improved operating performance.

Our manufacturing operations are ancillary to our company-operated stores. For the second quarter and year to date periods ended 2005 and 2004, our manufacturing margins represented less than 1.0% of total revenues. Our manufacturing margins decreased 10.8% and 45.0% for the second quarter and year to date periods ended 2005, respectively, when compared to the same periods in 2004. Manufacturing margins for the year to date period ended June 28, 2005 were predominately impacted by increases in labor and commodity costs. We have identified cost reduction solutions to offset the impact of increases in commodity costs and have begun to see the benefit when comparing consecutive quarter’s performance.

Other Operating Expenses

Our general and administrative expenses increased 16.4% for the second quarter ended 2005 when compared to the same period in 2004. Approximately $0.7 million was the result of an increase in bonuses payable to corporate office staff and management due to improved operating performance. Also contributing to the increase was approximately $0.3 million in severance wages payable, offset by approximately $0.3 million in reduced legal spending related to former employee matters that were resolved in early 2005.

Our general and administrative expenses increased 7.0% for the year to date period ended 2005 when compared to the same period in 2004. For the year to date period ended 2005, approximately $1.6 million was the result of an increase in bonuses payable to corporate office staff and management due to improved operating performance. Also contributing to the increase was approximately $0.3 million in severance wages payable, offset by approximately $0.9 million in reduced legal spending related to former employee matters that were resolved in early 2005.

Depreciation and amortization expenses increased 0.3% for the second quarter and decreased 0.7% for the year to date period ended 2005, when compared to the same periods in 2004. The slight decrease for the year to date period is primarily due to a portion of our asset base becoming fully depreciated.

During the second quarter ended 2004, we recorded a loss of approximately $1.3 million primarily due to the disposal of menu boards as a result of new product offerings and due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey.

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

As more fully discussed in note 3 to our consolidated financial statements, we recorded approximately $1.2 million in impairment charges related to the Chesapeake trademarks during the second quarter ended 2005. Additionally, during the first quarter ended 2005, we recorded $97,000 in exit costs from the decision to close one restaurant. The assets associated with the closure of this restaurant were previously impaired.

Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We currently generate sufficient cash flow to fund operations, capital expenditures and required debt and interest payments. We have a minimal amount of accounts receivable, which are predominantly from our franchisees, licensees and distributors. Additionally, our investment in inventory is minimal since our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are continuously identifying and implementing cost reduction initiatives, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead.  During 2005, we have continued to identify cost reduction initiatives, including but not limited to: menu optimization to remove and/or modify slow moving products and thus reduce waste, reductions in cost of goods sold through purchasing efficiencies and further refinement of programs that monitor theoretical food cost.

Credit Facility

Our AmSouth Revolver is a $15 million senior secured revolving credit facility, which matures on July 8, 2006. On June 28, 2005, our unused credit facility totaled approximately $7.9 million, net of outstanding letters of credit of $7.1 million. Our credit facility contains financial covenants relating to the maintenance of leverage and coverage ratios. The credit facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, capital expenditures and minimum EBITDA as defined in the AmSouth agreement. We were in compliance with all covenants at June 28, 2005 and do not anticipate that the covenants will impact our ability to borrow under our credit facility for its remaining term.

Based upon our projections for fiscal 2005 and beyond, we believe that the cash flow from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

In the first quarter of 2005, we announced the engagement of Bear Stearns, investment bankers, to assist in the potential refinancing of our $160 Million Notes and AmSouth Revolver. Due to the current instability of the high yield market and under advisement from Bear Stearns, we have decided that completing a refinancing at this time would not result in the favorable interest savings that were initially contemplated and have suspended further refinancing activity until market conditions improve.

Operating Activities

For the year to date period ended June 28, 2005, operations generated $8.1 million of cash. We continue to see improvements in our cash flow from operations and believe that such cash flow will be adequate to fund operating costs. Due to the timing of interest payments under our $160 Million Notes, which are due January 1 and July 1, we generally consume cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we generally generate cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions.

Investing Activities

For the year to date period ended June 28, 2005, we used approximately $4.0 million of cash to purchase additional property and equipment which included $0.5 million for new stores, $0.3 million for retrofit of existing stores to the Café concept, $2.2 million for replacement and new equipment at our existing company-operated stores, $0.6 million for our manufacturing operations and less than $0.4 million for general corporate purposes.

Contractual Obligations

There were no material changes to our contractual obligations during the second quarter ended 2005. For information regarding our contractual obligations at December 28, 2004, see our Annual Report on Form 10-K for the fiscal year ended December 28, 2004.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of June 28, 2005, we had outstanding guarantees of indebtedness under certain leases of approximately $1.1 million. Approximately $330,000 has been recorded and is included in accrued expenses in our consolidated balance sheets.

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

Non-GAAP Financial Measures

Adjusted EBITDA is a typical non-GAAP measurement for companies that issue debt and a measure used by our lenders. Adjusted EBITDA, as defined in our Indenture Agreement relating to the $160 Million Notes and the revolving credit facility with AmSouth Bank (collectively referred to herein as our loan agreements) represents earnings before interest, taxes, depreciation and amortization, and is further adjusted by various items including: (1) integration and reorganization charges and credits, (2) cumulative change in fair value of derivatives, (3) gain/loss on the investment, sale, disposal or exchange of assets, (4) impairment and other related charges and (5) other income. Adjusted EBITDA may also be further adjusted by certain legal, financing and advisory fees, acquisition and integration expenses, and other charges. Our loan agreements require that Adjusted EBITDA be measured on a twelve month period ending on the last day of each fiscal quarter and be greater than $33 million. We present Adjusted EBITDA because it relates to a covenant contained in each of our loan agreements which are material to us, our financial condition and liquidity. If we do not comply with the Adjusted EBITDA covenant, an Event of Default (as defined in our loan agreements) would occur and, subject to the applicable notice and cure periods, the lenders could declare all amounts outstanding immediately due and payable and pursue all available remedies for payment of such amounts.  As of June 28, 2005, we were in compliance with the Adjusted EBITDA covenant and we do not anticipate that the covenant will impact our ability to borrow under the AmSouth revolving credit facility.

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

The following tables reconcile Adjusted EBITDA to net loss and cash flows used in operating activities, respectively:

	First quarter ended:		Second quarter ended:		Year to date:
	March 29,	March 30,	June 28,	June 29,	June 28,	June 29,
	2005	2004	2005	2004	2005	2004
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(4,198)	$(4,130)	$(4,283)	$(6,224)	$(8,481)	$(10,354)
Adjustments as defined in the loan agreements:
Interest expense, net	5,919	5,799	5,773	5,904	11,692	11,703
Taxes	—	55	—	184	—	239
Depreciation and amortization	6,708	6,819	7,077	7,058	13,785	13,877
Loss (gain) on sale, disposal or abandonment of assets, net	4	(6)	161	1,472	165	1,466
Charges (adjustments) of integration and reorganization cost	5	(760)	—	(39)	5	(799)
Impairment charges and other related costs	97	—	1,182	—	1,279	—
Other expense (income)	(57)	(64)	(69)	(36)	(126)	(100)
Certain legal, financing and advisory fees	—	75	526	688	526	763
Certain corporate expenses	—	225	—	—	—	225
Certain other charges	—	25	700	—	700	25
Adjusted EBITDA	$8,478	$8,038	$11,067	$9,007	$19,545	$17,045

	First quarter ended:		Second quarter ended:		Year to date:
	March 29,	March 30,	June 28,	June 29,	June 28,	June 29,
	2005	2004	2005	2004	2005	2004
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA:

Net cash generated by (used in) operating activities	$(6,288)	$(4,175)	$14,353	$9,610	$8,065	$5,435
Adjustments as defined in the loan agreements:
Changes in operating assets and liabilities	9,292	6,560	(9,784)	(6,768)	(492)	(208)
Provision for (recovery of) losses on accts receivable	91	—	47	(94)	138	(94)
Amortization of debt issue costs	(462)	(462)	(462)	(446)	(924)	(908)
Stock based compensation expense	(17)	—	(17)	(35)	(34)	(35)
Interest expense, net	5,919	5,799	5,773	5,904	11,692	11,703
Other income	(57)	(64)	(69)	(36)	(126)	(100)
Provision (benefit) for state income taxes	—	55	—	184	—	239
Certain legal, financing and advisory fees	—	75	526	688	526	763
Certain corporate expenses	—	225	—	—	—	225
Certain other charges	—	25	700	—	700	25
Adjusted EBITDA	$8,478	$8,038	$11,067	$9,007	$19,545	$17,045

Risk Factors

We caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include, but are not limited to (i) future economic performance, (ii) success of cost reduction initiatives, (iii) the possibility of refinancing of our debt, (iv) restaurant openings or closings, (v) our ability to identify new markets and locations, (vi) retrofits of our existing locations, (vii) our ability to incorporate elements of Einstein Bros. Café to improve performance of existing Einstein Bros. Bagels, (viii) our ability to execute our franchise strategy, (ix) operating margins, (x) the availability of acceptable real estate locations, (xi) the success and consumer acceptance of our innovations and changes to our restaurants, (xii) our ability to appropriately allocate capital expenditures to our restaurants, (xiii) the sufficiency of our cash balances, (xiv) cash generated from operating and financing activities for our future liquidity and capital resource needs, (xv) the reliability of our distribution channels, (xvi) costs of utilities; costs and availability of commodities and products and (xvii) other matters, and are generally accompanied by words such as: believes, anticipates, estimates, predicts, expects, projects, and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risks factors follows. You should also refer to the other information set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2004, including our consolidated financial statements and the related notes.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends in part on our ability to understand our customers’ needs. We believe successful deployment of our current business strategy will address customers’ needs and contribute to overall company growth. While we believe elements of the Einstein Bros. Café concept will strengthen the performance of our Einstein Bros. brand, their success is dependent upon various factors, including customer acceptance of new menu offerings and pricings, the look and feel of the restaurants, and the new service system. In addition, the availability of capital and opportunities to make modifications to existing stores will be significant factors in the success of our business strategy. If we improperly perceive customers’ needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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

•      increase our vulnerability to downturns in our business or the economy generally; and

•      limit our ability to withstand competitive pressures from our less leveraged competitors.

Our AmSouth Revolver and $160 Million Notes expire in July 2006 and July 2008, respectively. In first quarter 2005, we engaged Bear Stearns, investment bankers, to assist us in refinancing our $160 Million Notes and the AmSouth Revolver. Due to the current instability of the high yield market and under advisement from Bear Stearns, we have decided that completing a refinancing at this time would not result in the favorable interest savings that were initially contemplated and have suspended further refinancing activity until market conditions improve. We cannot provide any assurance that we will be successful in refinancing this debt at a later time or that any refinancing will be on terms more favorable to us.

We have certain covenants inherent in our debt agreements with which we must be in compliance.

Our debt agreements contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, maintenance of the business, use of proceeds on sales of assets and minimum Adjusted EBITDA as defined in the agreements. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock.

We are subject to multiple economic, financial, competitive, legal and other risks that are beyond our control and could harm our future financial results. Any adverse effect on our business or financial results could affect our ability to maintain compliance with our debt covenants. A failure by us to comply with the covenants in the instruments and agreements governing our indebtedness could result in an event of default that, if not cured or waived, could result in all of our indebtedness becoming immediately due and payable, which could render us insolvent.

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

Food service businesses are often affected by changes in consumer tastes, dietary trends, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. Shifts in consumer preferences away from our type of cuisine and/or the quick casual style could have a material adverse affect on our results of operations. We believe that the trend toward consumption of food low in carbohydrate content may have had a negative impact on our sales and revenues. In addition, increased food, labor and energy costs have affected our results and may, in the future, together with inflation, harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business prospects, financial condition, operating results and cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

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

We are dependent upon an available labor pool of employees, many of whom are hourly employees whose wages may be affected by an increase in the federal or state minimum wage. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our employees are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of employees from management to hourly employees could affect our labor cost. For example, federal overtime regulations under the Fair Labor Standards Act, which went into effect on August 23, 2004, impacted the classification of several of our positions. A significant increase in the number of overtime hours worked could have a material adverse effect on our income from operations and decrease our profitability and cash available to service our debt obligations if we are unable to recover these increases by raising the prices we charge our customers.

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

We rely in part on our franchisees and licensees.

We rely in part on our franchisees and licensees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful locations in their respective areas. In addition, franchisees and licensees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of franchisees or licensees to operate successfully could have a material adverse effect on us, our ability to collect royalties, our reputation, our brands and our ability to attract prospective candidates.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

During the second quarter ended 2005 and 2004, our results of operations, financial position and cash flows were not affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt at June 28, 2005 and December 28, 2004 was principally comprised of the $160 Million Notes due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Notes is fixed. The interest rate on the AmSouth Revolver fluctuates with changes in the prime rate, but is immaterial in relation to interest expense under the $160 Million Notes and to our results of operations and financial condition.

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

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2005. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended June 28, 2005, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NEW WORLD RESTAURANT GROUP, INC.

Date:	August 9, 2005	By: /s/ PAUL J.B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	August 9, 2005	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer