Form 10-Q
period 2005-09-27
NEW WORLD RESTAURANT GROUP INC
filed 2005-11-08
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 2, 2005, 9,868,623 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

September 27, 2005

TABLE OF CONTENTS

Part I. Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets (unaudited), September 27, 2005 and December 28, 2004

Consolidated Statements of Operations (unaudited), for the third quarter and year to date periods ended September 27, 2005 and September 28, 2004

Consolidated Statements of Cash Flows (unaudited), for the year to date periods ended September 27, 2005 and September 28, 2004

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited), for the year to date period ended September 27, 2005

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 27, 2005 AND DECEMBER 28, 2004

(in thousands, except share information)

(unaudited)

	September 27,	December 28,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,827	$9,752
Restricted cash	789	1,269
Franchise and other receivables, net of allowance of $1,098 and $2,475	6,263	7,123
Inventories	5,205	4,941
Prepaid expenses and other current assets	2,500	1,643
Total current assets	21,584	24,728

Restricted cash long-term	901	2,526
Property, plant and equipment, net	33,685	41,855
Trademarks and other intangibles, net	69,825	77,219
Goodwill	4,875	4,875
Debt issuance costs and other assets	5,766	7,253
Total assets	$136,636	$158,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,134	$8,243
Accrued expenses	28,460	34,836
Short term debt and current portion of long-term debt	280	295
Current portion of obligations under capital leases	16	16
Total current liabilities	35,890	43,390

Senior notes and other long-term debt	160,840	160,840
Obligations under capital leases	18	31
Other liabilities	8,593	9,678
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	262,341	270,939

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 9,868,623 and 9,848,713 shares issued and outstanding	10	10
Additional paid-in capital	175,818	175,797
Unamortized stock compensation	(85)	(137)
Accumulated deficit	(301,448)	(288,153)
Total stockholders’ deficit	(125,705)	(112,483)
Total liabilities and stockholders’ deficit	$136,636	$158,456

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRD QUARTER AND YEAR TO DATE PERIODS ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

(in thousands, except earnings per share and related share information)

(unaudited)

	Third quarter ended:		Year to date ended:
	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2005	2004	2005	2004
Revenues:
Retail sales	$87,937	$84,763	$265,912	$256,982
Manufacturing revenues	5,270	4,913	14,905	15,270
Franchise and license related revenues	1,575	1,503	4,373	4,287

Total revenues	94,782	91,179	285,190	276,539

Cost of sales:
Retail costs	73,941	70,315	219,141	213,805
Manufacturing costs	4,980	4,603	13,880	13,623
Total cost of sales	78,921	74,918	233,021	227,428

Gross profit	15,861	16,261	52,169	49,111

Operating expenses:
General and administrative expenses	8,868	8,442	26,857	25,260
Depreciation and amortization	5,798	7,005	19,583	20,882
Loss (gain) on sale, disposal or abandonment of assets, net	104	(70)	269	1,395
Charges (adjustments) of integration and reorganization cost	1	(44)	6	(843)
Impairment charges and other related costs	205	402	1,484	402
Income from operations	885	526	3,970	2,015

Other expense (income):
Interest expense, net	5,805	5,723	17,497	17,426
Other	(106)	(98)	(232)	(197)
Loss before income taxes	(4,814)	(5,099)	(13,295)	(15,214)

Provision (benefit) for state income taxes	—	(147)	—	92
Net loss	$(4,814)	$(4,952)	$(13,295)	$(15,306)
Net loss per common share — Basic and Diluted	$(0.49)	$(0.50)	$(1.35)	$(1.56)
Weighted average number of common shares outstanding:
Basic and Diluted	9,868,623	9,842,385	9,859,407	9,842,169

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR TO DATE PERIODS ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

(in thousands)

(unaudited)

	Sept 27,	Sept 28,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(13,295)	$(15,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,583	20,882
Stock based compensation expense	52	51
Loss, net of gains, on disposal of assets	269	1,395
Impairment charges and other related costs	1,484	402
Charges (adjustments) of integration and reorganization costs	6	(843)
Provision for (reduction of) losses on accounts receivable, net	(78)	266
Amortization of debt issuance and debt discount costs	1,386	1,387
Changes in operating assets and liabilities:
Franchise and other receivables	938	(796)
Cash overdraft	—	1,978
Accounts payable and accrued expenses	(7,587)	(10,279)
Other assets and liabilities	3	445
Net cash provided by (used in) operating activities	2,761	(418)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,775)	(5,605)
Proceeds from the sale of equipment	97	134
Net cash used in investing activities	(5,678)	(5,471)

FINANCING ACTIVITIES:
Proceeds from line of credit	5,445	15,745
Repayments of line of credit	(5,460)	(16,745)
Repayment of other borrowings	(14)	(825)
Proceeds upon warrant exercise	21	1
Net cash used in financing activities	(8)	(1,824)

Net decrease in cash and cash equivalents	(2,925)	(7,713)
Cash and cash equivalents, beginning of period	9,752	9,575
Cash and cash equivalents, end of period	$6,827	$1,862

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,411	$20,958
Cash paid for income taxes	$—	$572

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 27, 2005

(in thousands, except share information)

(unaudited)

			Additional	Unamortized	Accumulated
	Common Stock		Paid In	Stock	Deficit
	Shares	Amount	Capital	Compensation	Amount	Total
Balance, December 28, 2004	9,848,713	$10	$175,797	$(137)	$(288,153)	$(112,483)
Net loss	—	—	—	—	(13,295)	(13,295)
Common stock issued upon exercise of warrants	19,910	—	21	—	—	21
Amortization of stock compensation expense	—	—	—	52	—	52
Balance, September 27, 2005	9,868,623	$10	$175,818	$(85)	$(301,448)	$(125,705)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Third Quarter and Year to Date Periods Ended September 27, 2005 and September 28, 2004

1.              Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of September 27, 2005, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Einstein Bros. Café, Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of September 27, 2005 and for the third quarter and year to date periods ended September 27, 2005 and September 28, 2004 have been prepared without audit. The balance sheet information as of December 28, 2004 has been derived from our audited financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 28, 2004. We believe that the disclosures are sufficient for interim financial reporting purposes.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net loss or financial position as previously reported.

During the third quarter ended September 27, 2005, we corrected an overstatement of depreciation expense of approximately $0.6 million related to the first and second quarters in fiscal 2005. Amounts in the year to date period ended September 27, 2005 are properly reflected.

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

Had compensation cost for stock options granted to employees been determined on the basis of fair value using the following assumptions, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Third quarter ended:		Year to date ended:
	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2005	2004	2005	2004
Net loss, as reported	$(4,814)	$(4,952)	$(13,295)	$(15,306)
Deduct: fair value based compensation expense	(199)	(183)	(538)	(628)
Pro forma net loss	(5,013)	(5,135)	(13,833)	(15,934)
Basic and diluted loss per common share:
As reported	$(0.49)	$(0.50)	$(1.35)	$(1.56)
Pro forma	$(0.51)	$(0.52)	$(1.40)	$(1.62)

Assumptions:
Expected life of options from date of grant	—	—	4.0 years	4.0 years
Risk-free interest rate	—	—	3.6 - 3.9%	3.1%
Volatility	—	—	100.0%	100.0%
Assumed dividend yield	—	—	0.0%	0.0%

There were no stock options granted during third quarters ended 2005 and 2004.

Based on options granted and various assumptions used to calculate stock based compensation expense as of September 27, 2005, we believe that the adoption of SFAS No. 123 (revised 2004) will result in an increase in expense of approximately $0.4 million and $0.1 million during fiscal 2006 and 2007, respectively. If actual events differ from our assumptions used to calculate the expense or if we grant additional options, our financial results could be impacted.

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

During the second quarter ended 2004, we began an evaluation of whether each of our brands should be a part of our overall strategic business plan. As a result of this evaluation, we determined that the Chesapeake brand did not fit within our long-term business model. Accordingly, we performed an interim impairment analysis and determined that no impairment existed. We also performed a longevity analysis and determined that the brand had an estimated useful life of four years. The trademarks were previously treated as a non-amortizing intangible and were reclassified to an amortizing intangible at June 29, 2004. During the second quarter ended 2005, we re-visited the long term strategic fit of Chesapeake utilizing the recommendations of a third party consultant previously engaged to present viable alternatives for the brand. Based upon the consultant’s recommendations, we began forming an exit strategy that we believed could be completed within one year. Because there had been a change in circumstances, it was necessary to review the asset for impairment. The analysis indicated that the carrying amount of the Chesapeake trademarks was greater than its fair value and accordingly we recorded an impairment charge of $1.2 million during the quarter ended June 28, 2005. Currently, we are working with our remaining franchisees on an exit strategy that we anticipate completing by the end of fiscal year 2005. We also continue to review the carrying amount of the assets in relation to their fair value. For the year to date period ended September 27, 2005, we have recorded impairment charges of approximately $1.3 million related to the Chesapeake trademarks.

Trademarks and other intangibles consist of the following (in thousands of dollars):

	September 27,	December 28,
	2005	2004
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	743	2,062
Patents-manufacturing process	33,741	33,741
	39,869	41,188
Less accumulated amortization:
Trade secrets	4,563	3,770
Trademarks	703	387
Patents-manufacturing process	28,584	23,618
	33,850	27,775
Total amortizing intangibles, net	$6,019	$13,413

Non-amortizing intangibles:
Trademarks	63,806	63,806
Total trademarks and other intangibles, net	$69,825	$77,219

4.              Debt

	September 27,	December 28,
	2005	2004
$160 Million Notes	$160,000	$160,000
AmSouth Revolver	—	15
New Jersey Economic Development
Authority Note Payable	1,120	1,120
	161,120	161,135
Less current portion of debt	280	295
Long-term debt	$160,840	$160,840

Debt consists of the following (in thousands of dollars):

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

The $160 Million Notes contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of September 27, 2005, we were in compliance with all our financial and operating covenants.

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

The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10.0 million. This debt also contains usual and customary default provisions. As of September 27, 2005, we are in compliance with all of our financial and operating covenants.

Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively. As of September 27, 2005, the prime interest rate under the AmSouth Revolver was 6.75%.

We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At September 27, 2005, we had $7.1 million of letters of credit outstanding. The letters of credit expire on various dates during 2006, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims. Our availability under the AmSouth Revolver was $7.9 million at September 27, 2005.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the September 27, 2005 and December 28, 2004 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands of dollars, except share and per share data):

	Third quarter ended:		Year to date ended:
	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2005	2004	2005	2004
Weighted average shares outstanding	9,868,623	9,842,385	9,859,407	9,842,169
Net loss	$(4,814)	$(4,952)	$(13,295)	$(15,306)
Basic and diluted net loss per share	$(0.49)	$(0.50)	$(1.35)	$(1.56)

Stock options and warrants to purchase an aggregate of 1,841,062 and 1,802,120 shares of common stock were outstanding as of September 27, 2005 and September 28, 2004, respectively. These stock options and warrants were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

6.              Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. If we determine it to be more likely than not that the recovery of the asset is in question in the immediate, foreseeable future, we record a valuation allowance. On September 27, 2005 and December 28, 2004, we recorded a full valuation allowance against our net deferred tax asset. We will continue to record valuation allowances against additional deferred tax assets until such time that it is more likely than not that some portion or all of the deferred tax assets will be realized.

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

For the year to date period ended September 27, 2005, we recorded approximately $0.1 million in impairment charges related to company-owned stores and approximately $0.1 million in exit costs from the decision to close one restaurant. Additionally, as further explained in Note 3, we recorded approximately $1.3 million in impairment charges related to the Chesapeake trademarks.

10.       Litigation and Contingencies

We are subject to claims and legal actions in the ordinary course of our business, including claims by our franchisees, licensees and employees or former employees. We do not believe that an adverse outcome in any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

On July 31, 2002, Tristan Goldstein and Valerie Bankhordar, former store managers, filed a putative class action against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco. The plaintiffs alleged that ENC failed to pay overtime wages to managers and assistant managers of its California stores who were improperly designated as exempt employees. In April 2004, we reached an agreement in principle to settle the litigation, subject to final court approval. The final hearing on the fairness of the settlement has been scheduled for January 4, 2006. Amounts representing our estimate to settle this litigation were previously recorded in general and administrative expenses during fiscal 2003 and did not have a material adverse effect on our consolidated financial condition or results of operations.

On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, against the Company, Anthony Wedo, William Nimmo, Jerold Novack, Ramin Kamfar, Lexington Insurance Company, and XL Specialty Insurance Company seeking declaratory judgment on insurance coverage issues in previously resolved litigation against Novack, our former Chief Financial Officer, and Kamfar, our former Chairman of the Board and Chief Executive Officer. Mr. Kamfar cross-claimed against us, claiming a right to be indemnified and for certain costs and attorneys fees incurred by him. The Company has put National Union, the Company’s officers and directors liability insurer for the applicable time period, on notice that the Company believes that Kamfar’s advancement and indemnity claims are an insured loss under the Company’s policy with National Union. The parties have resolved matters with Mr. Kamfar and have reached an agreement in principle as to the other issues. The resolution of this lawsuit did not have a material effect on our consolidated financial condition or results of operations.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of September 27, 2005, we had outstanding guarantees of indebtedness under certain leases of approximately $0.7 million. Approximately $163,000 is reflected in accrued expenses in our consolidated balance sheet at September 27, 2005.

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

11.       Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled “Share-Based Payment” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is to be implemented at the beginning of the next fiscal year that begins after June 15, 2005. Based on options granted and various assumptions used to calculate stock based compensation expense as of September 27, 2005, we believe that the adoption will result in an increase in expense of approximately $0.4 million and $0.1 million during fiscal 2006 and 2007, respectively. If actual events differ from our assumptions used to calculate the expense or if we grant additional options, our financial results could be impacted.

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

Business Overview

We are a leader in the quick casual segment of the restaurant industry. With 639 locations in 34 states and the District of Columbia as of September 27, 2005, we operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan and Chesapeake brand names. We also operate a dough production facility. We view our business as a single segment with a focus on our company-operated restaurants. Our manufacturing and franchise operations are either supportive or ancillary to our main business focus.

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

•              same-store sales growth, comprised of average check and transactions,

•              restaurant level and concept level margins,

•              cash generated by operations,

•              Adjusted EBITDA (as defined in our loan agreements),

•              number of company-owned restaurant openings and closings, and

•              number of franchise and licensed restaurant openings and closings.

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

Revenue Trends

In an effort to strengthen the performance of our company-operated Einstein Bros. locations, we developed a brand refresh strategy that will include updates of restaurant interiors and improvements to service through new menu boards and a “pay first” ordering system. Some of these enhancements reflect learning from our Einstein Bros. Café concept, comprising eight restaurants in the Denver and Colorado Springs, Colorado markets.

We believe that dietary trends and negative publicity on products high in carbohydrate content may have had an adverse impact on our sales historically. Accordingly, we began addressing the issue with modifications to our menu beginning in 2004. Additionally, we introduced limited time offerings featuring seasonal menu items and implemented modifications to our customer service system. We strengthened our catering programs in certain markets and initiated advertising campaigns during the fourth quarter ended 2004. We believe that changes in the products sold at our restaurants, price increases and shifts in product mixes to higher priced items coupled with initiatives in customer service and overall appearance at our restaurants, and advertising programs that build consumer awareness, have contributed to positive comparable store sales during 2005. We are continuing to strengthen our existing catering programs, build catering programs in new markets, increase customer awareness of our retail products, emphasize bundling products such as “Sweeten’ the Deal,” and highlight favorite products such as our egg sandwiches. We believe these initiatives will positively impact revenue in future periods.

Hurricane Wilma caused many of our Florida restaurants to be temporarily closed due to evacuations and power shortages. At this time, we cannot estimate the negative impact this event will have on our revenue and margins for the fourth quarter of 2005.

Expense Trends

Our expense trends are generally affected by the following major categories:

•                  Changing prices for agricultural commodities,

•                  Rising energy costs and increasing costs of other natural resources,

•                  Increasing labor costs, and

•                  Increasing tax rates and costs of compliance with regulatory requirements.

In fiscal 2004, prices for agricultural commodities such as dairy, cheese and butter increased substantially. We have experienced slight decreases in dairy prices during 2005, but the decrease has been offset by increases in commodity costs for coffee, flour and packaging. Because flour represents the most significant raw ingredient we purchase, we implemented new cost reduction solutions during the later half of the first quarter 2005 to offset the impact of increases in commodity costs and have begun to see the benefit when comparing consecutive quarter’s performance.

Rising energy costs and the increasing costs of other natural resources affect our utility bills, the cost of packaging that is derived from petroleum products and the cost of distribution to our restaurants. We have experienced increases in the cost for energy and packaging materials during 2005 and believe such costs will continue to increase on average for the remainder of 2005. Our distribution partners and common freight carriers passed on fuel surcharges to us during fiscal 2004 and 2005. In addition, we are currently negotiating contract terms with a new distribution partner to improve quality and service.  As a result, we anticipate increased distribution costs beginning in the fourth quarter of 2005. We have also experienced increases in our utility costs due to the heat wave impacting most of the United States during third quarter of 2005. This trend negatively impacted retail sales and costs during the third quarter of 2005 but we do not anticipate a significant impact during the fourth quarter of 2005.

Due to competition for personnel, limited availability in the labor pool, and changes in the federal overtime regulations of the Fair Labor Standards Act which went into effect on August 23, 2004, we anticipate that we may experience an increase in hourly wages during the remainder of 2005 contingent upon the number of overtime hours worked.

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

Store Portfolio Strategy

In mid-2004, we began an in-depth strategic review of all brands and the likelihood of providing additional capital and other resources to grow each independent brand. Additionally, we focused on individual store performance and compliance at each of our company operated, franchised and licensed stores. For the Einstein Bros. brand, we engaged Birchwood Resultants, independent consultants, to build market level and individual site level models to allow for strategic growth and portfolio rationalization decisions based on sound metrics. These models were built based on consumer research conducted at our company operated Einstein Bros. locations and external demographic, psychographic and competitive databases. We considered various factors such as local market conditions, distribution and supply chain channels, competition, comparable store sales, store-level cash flows and existing lease terms. Based on the store-level considerations, we then reviewed the economic and financial costs of exiting poorly performing locations (where the leases permitted cessation of operations) or sub-leasing the location to a third party. We also considered the long-term options of locations that perform at break-even or slightly above break-even.  As a result of our strategic review, we have deliberately reduced our store count based on business decisions supported by quantitative data in an effort to improve our overall profitability. We also believe these efforts will identify markets for future store growth, allow us to better focus our time and resources, re-invest in our existing business and contribute to long-term sustainable growth in free cash flow (cash generated from opreations less capital expenditures).

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

We have a franchise base primarily in our Manhattan brand that generates a recurring revenue stream through fee and royalty payments. Our franchise base provides us with the ability to grow our brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. We continue to look for franchisee candidates with appropriate operational experience and financial stability, including specific net worth and liquidity requirements. During 2004 and 2005, we have worked to improve our relationship and communication with performing franchisees. In an effort to strengthen the brand, we have terminated certain relationships with franchisees that are not performing in accordance with their franchise agreements. We believe that active involvement in and management of restaurant operations will result in a successful franchise strategy.

We continually assess the financial and operational alignment of our Manhattan, Chesapeake and New World brands. As the Manhattan brand represents the majority of our franchise operations, revitalizing and strengthening this brand remains a challenge for our management team. In 2004, we recognized that our historic franchise model was not consistent with future operating plans for all of our brands due to geographic separation from core markets. As a result, we exited certain markets during the second quarter ended 2005. We believe that by focusing on core markets, we will continue to build stronger brand awareness, consistent levels of performance and customer loyalty.

During the second quarter ended 2005, we reviewed the long term strategic fit of Chesapeake utilizing the recommendations of a third party consultant previously engaged to present viable alternatives for the brand. Based upon the consultant’s recommendations, we began forming an exit strategy that we believed could be completed within one year. Because there had been a change in circumstances, it was necessary to review the asset for impairment. The analysis indicated that the carrying amount of the Chesapeake trademarks was greater than its fair value and accordingly we recorded an impairment charge of $1.2 million during the second quarter ended June 28, 2005. Currently, we are working with our remaining franchisees on an exit strategy that we anticipate completing by the end of fiscal year 2005. We also continue to review the carrying amount of the assets in relation to their fair value. For the year to date period ended September 27, 2005, we have recorded impairment charges of approximately $1.3 million related to the Chesapeake trademarks.

The following table details the total restaurants open at the end of the respective third quarter:

	Company
	owned	Licensed	Franchised	Total
Einstein Bros Bagels:
2005	353	64	—	417
2004	371	53	—	424
Einstein Bros Cafe:
2005	8	—	—	8
2004	—	—	—	—
Noah’s:
2005	74	3	—	77
2004	78	3	—	81
Manhattan:
2005	—	—	119	119
2004	—	—	154	154
Chesapeake:
2005	—	—	12	12
2004	—	—	32	32
New World Coffee/Willoughby’s*:
2005	2	—	4	6
2004	7	—	9	16
Total Restaurants:
2005	437	67	135	639
2004	456	56	195	707

* On October 6, 2004, we sold Willoughby’s. The Willoughby’s business consisted of a coffee roasting plant, three retail locations and office space.

Results of Operations

The table below sets forth, for the periods indicated, certain amounts included in our consolidated statements of operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

			Increase			Increase
	Third quarter ended:		(Decrease)	Year to date ended:		(Decrease)	Third quarter ended:		Year to date ended:
	(in thousands of dollars)		2005	(in thousands of dollars)		2005	(percent of total revenue)		(percent of total revenue)
	9/27/05	9/28/04	vs. 2004	9/27/05	9/28/04	vs. 2004	9/27/05	9/28/04	9/27/05	9/28/04
Revenues:
Retail sales	87,937	84,763	3.7%	265,912	256,982	3.5%	92.8%	93.0%	93.2%	92.9%
Manufacturing revenues	5,270	4,913	7.3%	14,905	15,270	(2.4)%	5.6%	5.4%	5.2%	5.5%
Franchise and license related revenues	1,575	1,503	4.8%	4,373	4,287	2.0%	1.7%	1.6%	1.5%	1.6%
Total revenues	94,782	91,179	4.0%	285,190	276,539	3.1%	100.0%	100.0%	100.0%	100.0%
Cost of sales (percentage of corresponding revenue stream):
Retail costs	73,941	70,315	5.2%	219,141	213,805	2.5%	84.1%	83.0%	82.4%	83.2%
Manufacturing costs	4,980	4,603	8.2%	13,880	13,623	1.9%	94.5%	93.7%	93.1%	89.2%
Total cost of sales	78,921	74,918	5.3%	233,021	227,428	2.5%	83.3%	82.2%	81.7%	82.2%
Gross profit (percentage of corresponding revenue stream):
Retail	13,996	14,448	(3.1)%	46,771	43,177	8.3%	15.9%	17.0%	17.6%	16.8%
Manufacturing	290	310	(6.5)%	1,025	1,647	(37.8)%	5.5%	6.3%	6.9%	10.8%
Franchise and license	1,575	1,503	4.8%	4,373	4,287	2.0%	100.0%	100.0%	100.0%	100.0%
Total gross profit	15,861	16,261	(2.5)%	52,169	49,111	6.2%	16.7%	17.8%	18.3%	17.8%

General and administrative expenses	8,868	8,442	5.0%	26,857	25,260	6.3%	9.4%	9.3%	9.4%	9.1%
Depreciation and amortization	5,798	7,005	(17.2)%	19,583	20,882	(6.2)%	6.1%	7.7%	6.9%	7.6%
Loss (gain) on sale, disposal or abandonment of assets, net	104	(70)	*	269	1,395	(80.7)%	0.1%	(0.1)%	0.1%	0.5%
Charges (adjustments) of integration and reorganization cost	1	(44)	*	6	(843)	*	0.0%	(0.0)%	0.0%	(0.3)%
Impairment charges and other related costs	205	402	(49.0)%	1,484	402	*	0.2%	0.4%	0.5%	0.1%
Income from operations	885	526	68.3%	3,970	2,015	97.0%	0.9%	0.6%	1.4%	0.7%
Other expense (income):
Interest expense, net	5,805	5,723	1.4%	17,497	17,426	0.4%	6.1%	6.3%	6.1%	6.3%
Other	(106)	(98)	8.2%	(232)	(197)	17.8%	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Loss before income taxes	(4,814)	(5,099)	(5.6)%	(13,295)	(15,214)	(12.6)%	(5.1)%	(5.6)%	(4.7)%	(5.5)%

   * not meaningful

Revenues

Total revenues for the third quarter and year to date period ended September 27, 2005 were consistent with our expectations. Our total revenues increased 4.0% and 3.1% when compared to the third quarter and year to date period ended 2004, respectively. This increase primarily resulted from a dollar increase in retail sales (e.g. company-operated store sales, which represent the most significant component of revenue).  Our retail comparable store sales increase of 5.9% consisted of a 5.5% increase in average check and a 0.4% increase in transactions during the third quarter ended 2005. We also experienced a 5.6% increase in comparable store sales for the year to date period ended September 27, 2005 which consisted of 6.0% increase in average check partially offset by 0.3% decrease in transactions. Comparable store sales represent sales at stores that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales and as “comp sales” within the restaurant industry.

Throughout fiscal 2004, the trend of lower comparable store sales began to reverse and ultimately became positive during the fourth quarter of 2004. The following table summarizes the elements of comparable store sales for each quarter in fiscal 2004 and 2005:

	Comparable	Average
Period	Store Sales	Check	Transactions
First quarter, fiscal 2004	(4.8)%	0.7%	(5.5)%
Second quarter, fiscal 2004	(3.7)%	3.9%	(7.3)%
Third quarter, fiscal 2004	(1.6)%	5.0%	(6.3)%
Fourth quarter, fiscal 2004	2.6%	5.2%	(2.5)%
First quarter, fiscal 2005	4.6%	6.4%	(1.7)%
Second quarter, fiscal 2005	6.3%	6.0%	0.3%
Third quarter, fiscal 2005	5.9%	5.5%	0.4%

We believe the positive trend in comparable store sales is a result of price increases coupled with a shift in the product mix to higher priced items, improvements in the operation of our restaurants including initiatives in customer service and overall store appearance, the introduction of new menu items, further development of catering programs in selected markets, and advertising campaigns that were initiated in the fourth quarter ended 2004 and second and third quarters ended 2005 that strengthened consumer awareness.

Gross Profit

Our total gross profit decreased 2.5% for the third quarter ended 2005 when compared to the same period in 2004 and increased 6.2% for the year to date period ended 2005 when compared to the same period in 2004. The fluctuations were primarily due to a decrease of 3.1% and an increase of 8.3% in our retail margins (e.g. company-operated store margins, which contribute the most significant component of gross profit) during the third quarter and year to date periods ended 2005, respectively. Our retail margins are impacted by various store-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Similarly, our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. Depreciation, amortization and income taxes do not impact our retail or manufacturing margins.

For the third quarter ended 2005, the increase in retail sales over the comparable period contributed approximately $2.2 million of store contribution margin related to the increased sales. This margin increase was partially offset by approximately $1.5 million in additional marketing spend, $0.4 million in increased energy and utility costs impacting our restaurants located in warmer climates, and $0.2 million due to the timing of repair and maintenance expenditures. In the comparable 2004 quarter, we intentionally reduced marketing spend as we focused on modifications to our customer service system, menu offerings and the “look and feel” of our restaurants. Additionally in the comparable 2004 quarter, we recognized benefits in our group insurance IBNR (incurred but not recognized) estimates of approximately $0.6 million due to favorable claims experience.

For the year to date period ended September 27, 2005, the increase in retail sales over the comparable period contributed approximately $8.5 million of store contribution margin related to the increased sales. This margin increase was partially offset by approximately $2.2 million in additional marketing spend, $0.6 million in increased bank charges and credit card fees, $0.4 million in increased energy and utility costs impacting our restaurants located in warmer climates, $0.5 million due to the timing of repair and maintenance expenditures and $0.5 million in increased real estate taxes and a real estate dispute. In the comparable year to date period ended 2004, we recognized benefits in our group insurance IBNR (incurred but not recognized) estimates of approximately $0.7 million due to favorable claims experience. Because certain elements of cost of sales are fixed in nature such as rent, utilities, property taxes and manager salaries, incremental sales positively impact gross profit.

Our manufacturing operations are ancillary to our company-operated stores. For the third quarter and year to date periods ended 2005 and 2004, our manufacturing margins represented less than 1.0% of total revenues. Our manufacturing margins decreased 6.5% and 37.8% for the third quarter and year to date periods ended 2005, respectively, when compared to the same periods in 2004. Manufacturing margins for the year to date period ended September 27, 2005 were predominately impacted by increases in labor and commodity costs. During the later half of first quarter 2005, we implemented new cost reduction solutions to offset the impact of increases in commodity costs and have begun to see the benefit when comparing consecutive quarter’s performance.

Other Operating Expenses

Our general and administrative expenses increased 5.0% for the third quarter ended 2005 when compared to the same period in 2004. The increase was primarily due to an additional $0.3 million in bonuses payable to corporate office staff and management due to improved operating performance.

Our general and administrative expenses increased 6.3% for the year to date period ended September 27, 2005 when compared to the same period in 2004. For the year to date period ended 2005, approximately $1.6 million was the result of an increase in bonuses payable to corporate office staff and management due to improved operating performance. Also contributing to the increase was approximately $0.3 million in severance wages payable, $0.4 million in additional vacation wages, $0.5 million in additional recruiting and relocation expenses, offset by approximately $1.2 million in reduced legal spending related to former employee matters that were resolved in early 2005.

Depreciation and amortization expenses decreased 17.2% and 6.2%, respectively, for the third quarter and year to date period ended September 27, 2005, when compared to the same periods in 2004. The decrease is partly due to a portion of our asset base becoming fully depreciated. Additionally affecting the third quarter ended September 27, 2005 is a correction of an overstatement of the first and second quarters’ depreciation expense of approximately $0.6 million that is properly reflected in the year to date period ended September 27, 2005.

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

As more fully discussed in note 3 to our consolidated financial statements, we recorded approximately $1.3 million in impairment charges related to the Chesapeake trademarks during the year to date period ended September 27, 2005. We also recorded approximately $0.1 million in impairment charges related to company-owned stores and approximately $0.1 million in exit costs from the decision to close one restaurant.

Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We generate sufficient cash flow and we have sufficient availability under our AmSouth Revolver to fund operations, capital expenditures and required debt and interest payments. Our inventory turns frequently and accordingly our investment in inventory is minimal since our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are continuously identifying and implementing cost reduction initiatives, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead.  During 2005, we have continued to identify cost reduction initiatives, including but not limited to: menu optimization to remove and/or modify slow moving products and thus reduce waste, reductions in cost of goods sold through purchasing efficiencies, a focus on labor costs and efficiencies, and further refinement of programs that monitor theoretical food cost.

Credit Facility

Our AmSouth Revolver is a $15 million senior secured revolving credit facility, which matures on July 8, 2006. On September 27, 2005, our unused credit facility totaled approximately $7.9 million, net of outstanding letters of credit of $7.1 million. Our credit facility contains financial covenants relating to the maintenance of leverage and coverage ratios. The credit facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, capital expenditures and minimum EBITDA as defined in the AmSouth agreement. We were in compliance with all covenants at September 27, 2005 and do not anticipate that the covenants will impact our ability to borrow under our credit facility for its remaining term.

Based upon our projections for fiscal 2005 and beyond, we believe that the cash flow from operations coupled with the continued availability of our AmSouth Revolver will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

In the first quarter of 2005, we announced the engagement of Bear Stearns, investment bankers, to assist in the potential refinancing of our $160 Million Notes and AmSouth Revolver. Due to the instability of the high yield market during the second quarter of 2005 and under advisement from Bear Stearns, we temporarily suspended further refinancing activity until just recently. Currently, market conditions appear to have improved and we are reviewing our options regarding refinancing with Bear Sterns. We believe that refinancing our debt at favorable interest rates could increase our letter of credit capacity, reduce interest expense and provide additional flexibility for future store growth.

Operating Activities

For the year to date period ended September 27, 2005, operations generated $2.8 million of cash. We continue to see improvements in our cash flow from operations and believe that such cash flow will be adequate to fund operating costs. Due to the timing of interest payments under our $160 Million Notes, which are due January 1 and July 1, we generally consume cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we generally generate cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions.

Investing Activities

For the year to date period ended September 27, 2005, we used approximately $5.8 million of cash to purchase additional property and equipment which included $0.4 million for new stores, $0.7 million for remodeling existing stores, $3.1 million for replacement and new equipment at our existing company-operated stores, $0.7 million for our manufacturing operations and less than $0.9 million for general corporate purposes.

Contractual Obligations

There were no material changes to our contractual obligations during the third quarter ended 2005. For information regarding our contractual obligations at December 28, 2004, see our Annual Report on Form 10-K for the fiscal year ended December 28, 2004.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of September 27, 2005, we had outstanding guarantees of indebtedness under certain leases of approximately $0.7 million. Approximately $163,000 is reflected in accrued expenses in our consolidated balance sheet at September 27, 2005.

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

Non-GAAP Financial Measures

Adjusted EBITDA is a typical non-GAAP measurement for companies that issue debt and a measure used by our lenders. Adjusted EBITDA, as defined in our Indenture Agreement relating to the $160 Million Notes and the revolving credit facility with AmSouth Bank (collectively referred to herein as our loan agreements) represents earnings before interest, taxes, depreciation and amortization, and is further adjusted by various items including: (1) integration and reorganization charges and credits, (2) cumulative change in fair value of derivatives, (3) gain/loss on the investment, sale, disposal or exchange of assets, (4) impairment and other related charges and (5) other expense (income). Adjusted EBITDA may also be further adjusted by certain legal, financing and advisory fees, acquisition and integration expenses, and other charges. Our loan agreements require that Adjusted EBITDA be measured on a twelve month period ending on the last day of each fiscal quarter and be greater than $33 million. We present Adjusted EBITDA because it relates to a covenant contained in each of our loan agreements which are material to us, our financial condition and liquidity. If we do not comply with the Adjusted EBITDA covenant, an Event of Default (as defined in our loan agreements) would occur and, subject to the applicable notice and cure periods, the lenders could declare all amounts outstanding immediately due and payable and pursue all available remedies for payment of such amounts.  As of September 27, 2005, we were in compliance with the Adjusted EBITDA covenant and we do not anticipate that the covenant will impact our ability to borrow under the AmSouth revolving credit facility.

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

The following tables reconcile Adjusted EBITDA to net loss and cash flows used in operating activities, respectively:

	First quarter ended:		Second quarter ended:		Third quarter ended:		Year to date:
	Mar 29,	Mar 30,	Jun 28,	Jun 29,	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2005	2004	2005	2004	2005	2004	2005	2004
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(4,198)	$(4,130)	$(4,283)	$(6,224)	$(4,814)	$(4,952)	$(13,295)	$(15,306)
Adjustments as defined in the loan agreements:
Interest expense, net	5,919	5,799	5,773	5,904	5,805	5,723	17,497	17,426
Taxes	—	55	—	184	—	(147)	—	92
Depreciation and amortization	6,708	6,819	7,077	7,058	5,798	7,005	19,583	20,882
Loss (gain) on sale, disposal or abandonment of assets, net	4	(7)	161	1,472	104	(70)	269	1,395
Charges (adjustments) of integration and reorganization cost	5	(760)	—	(39)	1	(44)	6	(843)
Impairment charges and other related costs	97	—	1,182	—	205	402	1,484	402
Other expense (income)	(57)	(63)	(69)	(36)	(106)	(98)	(232)	(197)
Certain legal, financing and advisory fees	—	75	526	688	99	494	625	1,257
Certain corporate expenses	—	225	—	—	—	174	—	399
Certain other charges	—	25	700	—	25	—	725	25
Adjusted EBITDA	$8,478	$8,038	$11,067	$9,007	$7,117	$8,487	$26,662	$25,532

	First quarter ended:		Second quarter ended:		Third quarter ended:		Year to date:
	March 29,	March 30,	June 28,	June 29,	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2005	2004	2005	2004	2005	2004	2005	2004
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA:
Net cash generated by (used in) operating activities	$(6,288)	$(4,175)	$14,353	$9,610	$(5,304)	$(5,853)	$2,761	$(418)
Adjustments as defined in the loan agreements:
Changes in operating assets and liabilities	9,292	6,560	(9,784)	(6,768)	7,138	8,860	6,646	8,652
Reduction in (provision for) losses on accts receivable	91	—	47	(94)	(60)	(172)	78	(266)
Amortization of debt issue costs	(462)	(462)	(462)	(446)	(462)	(479)	(1,386)	(1,387)
Stock based compensation expense	(17)	—	(17)	(35)	(18)	(16)	(52)	(51)
Interest expense, net	5,919	5,799	5,773	5,904	5,805	5,723	17,497	17,426
Other income	(57)	(64)	(69)	(36)	(106)	(97)	(232)	(197)
Provision (benefit) for state income taxes	—	55	—	184	—	(147)	—	92
Certain legal, financing and advisory fees	—	75	526	688	99	494	625	1,257
Certain corporate expenses	—	225	—		—	174	—	399
Certain other charges	—	25	700	—	25	—	725	25
Adjusted EBITDA	$8,478	$8,038	$11,067	$9,007	$7,117	$8,487	$26,662	$25,532

Risk Factors

We caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include, but are not limited to (i) future economic performance, (ii) success of cost reduction initiatives, (iii) the possibility of refinancing of our debt, (iv) restaurant openings or closings, (v) our ability to identify new markets and locations, (vi) refreshing our existing locations, (vii) our ability to incorporate elements of Einstein Bros. Café to improve performance of existing Einstein Bros. Bagels, (viii) our ability to execute our franchise and licensing strategy, (ix) operating margins, (x) the availability of acceptable real estate locations, (xi) the success and consumer acceptance of our innovations and changes to our restaurants, (xii) our ability to appropriately allocate capital expenditures to our restaurants, (xiii) the sufficiency of our cash balances, (xiv) cash generated from operating and financing activities for our future liquidity and capital resource needs, (xv) the reliability of our distribution partners and channels, (xvi) costs of utilities and fuel; costs and availability of commodities and products and (xvii) other matters, and are generally accompanied by words such as: believes, anticipates, estimates, predicts, expects, projects, and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risks factors follows. You should also refer to the other information set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2004, including our consolidated financial statements and the related notes.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends in part on our ability to understand our customers’ needs. We believe successful deployment of our current business strategy will address customers’ needs and contribute to overall company growth. While we believe our refresh strategy will strengthen the performance of our Einstein Bros. brand, its success is dependent upon various factors, including customer acceptance of new menu offerings and pricings, the look and feel of the restaurants, and the new service system. In addition, the availability of capital and opportunities to make modifications to existing stores will be significant factors in the success of our business strategy. If we improperly perceive customers’ needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Our AmSouth Revolver and $160 Million Notes expire in July 2006 and July 2008, respectively. In first quarter 2005, we engaged Bear Stearns, investment bankers, to assist us in refinancing our $160 Million Notes and the AmSouth Revolver. Due to the instability of the high yield market during the second quarter of 2005 and under advisement from Bear Stearns, we temporarily suspended further refinancing activity until just recently. Currently, market conditions appear to have improved and we are reviewing our options regarding refinancing with Bear Sterns. We believe that refinancing our debt at favorable interest rates could increase our letter of credit capacity, reduce interest expense and provide additional flexibility for future store growth. We cannot provide any assurance that we will be successful in refinancing this debt or that any refinancing will be on terms more favorable to us.

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

We depend on our network of six regional custom distributors to distribute frozen bagel dough and other materials to our locations. If any one or more of these distributors fails to perform as anticipated, or if there is any disruption in any of our distribution relationships for any reason, it could have a material adverse effect on our business, financial condition and results of operations. We are currently negotiating contract terms with a new distribution partner to improve quality and service.  As a result, we anticipate increased distribution costs beginning in the fourth quarter of 2005.

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

Our common stock is currently quoted on the “pink sheets” under the symbol “NWRG.PK.” Since our common stock is not listed on Nasdaq, the American Stock Exchange or the New York Stock Exchange, holders of our common stock may find that the liquidity of our common stock is impaired — not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and the news media’s coverage of us, and lower prices for our securities than might otherwise be attained.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

During the third quarter ended 2005 and 2004, our results of operations, financial position and cash flows were not affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt at September 27, 2005 and December 28, 2004 was principally comprised of the $160 Million Notes due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Notes is fixed. The interest rate on the AmSouth Revolver fluctuates with changes in the prime rate, but is immaterial in relation to interest expense under the $160 Million Notes and to our results of operations and financial condition.

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

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2005. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended September 27, 2005, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NEW WORLD RESTAURANT GROUP, INC.

Date:	November 8, 2005	By: /s/ PAUL J.B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	November 8, 2005	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer