Form 10-K
period 2006-01-03
NEW WORLD RESTAURANT GROUP INC
filed 2006-03-13
CIK 949373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2006

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 0-27148

NEW WORLD RESTAURANT GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3690261
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
1687 Cole Blvd., Golden, Colorado 80401	(303) 568-8000
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None	Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing sale price as reported on the “pink sheets” as of June 28, 2005 was $629,312.

As of February 28, 2006, 10,065,072 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated herein by reference from the registrant’s definitive proxy statement for the 2006 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2005 fiscal year.

NEW WORLD RESTAURANT GROUP, INC.
FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

General

New World Restaurant Group, Inc. was organized as a Delaware corporation in November 1992. We are a leader in the quick casual segment of the restaurant industry specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. We operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan Bagel brand name. We also operate a dough production facility. We view our primary business as operating, franchising and licensing strong restaurant brands in the marketplace. Our manufacturing operations are supportive to our main business focus but allow us to leverage our inherent cost structure via third party business and enhancement of our brands through new product channels.

In our early years, we operated and franchised specialty coffee cafés in the northeastern United States under the brand names of New World Coffee (New World) and Willoughby’s Coffee and Tea (Willoughby’s). In addition to coffee, we also served fresh, high quality gourmet foods and pastries. Our business strategy in those years was to be a franchisor and grow through acquisitions. With the acquisition of Manhattan Bagel Company, Inc. (Manhattan) in 1998 and Chesapeake Bagel Bakery (Chesapeake) in 1999, we became a significant franchisor of bagel restaurants and, to a lesser extent, of coffee cafés.

In 2001, our strategy evolved to include company-operated restaurants as well as franchised and licensed locations as we completed the acquisition of substantially all of the assets (the Einstein Acquisition) of Einstein/Noah Bagel Corp. (ENBC) and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P., which operated 2 brands: Einstein Bros. Bagels (Einstein Bros.) and Noah’s New York Bagels (Noah’s). The Einstein Acquisition in 2001 was accomplished by issuing a substantial amount of short-term debt and mandatorily redeemable preferred equity, which have since been refinanced and restructured. In 2004, we began an evaluation of our brands and their significance and contributions to our overall strategic business plan. As a result of this evaluation, we sold the assets of Willoughby’s to the original founders and in 2005, we formed an exit strategy related to the Chesapeake brand.

Restaurant Concepts

Einstein Bros. Bagels and Einstein Bros. Café (Einstein Bros.)

Einstein Bros. is a national, quick casual restaurant chain. Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh baked bagels and hot breakfast sandwiches, cream cheese and other spreads, specialty coffees and teas, creative soups, salads and sandwiches, and other unique menu offerings. The average Einstein Bros. location is approximately 2,200 square feet in size with approximately 40 seats and is generally located in a neighborhood or regional shopping center. We use sophisticated fixtures and materials in the brand’s design to create a restaurant environment that is consumer friendly, inviting and reflective of the brand’s personality and strong neighborhood identity, and which visually reinforces the distinctive difference between the brand’s quick casual positioning and that of quick service restaurants.

In addition to our core bagel offerings and expanded breakfast menu, our Einstein Bros. Café offers a more extensive lunch menu with a culinary focus on innovative items using fresh and high quality ingredients. Menu offerings include hand crafted gourmet sandwiches, hearty soups, innovative salads, fresh baked goods, premium coffees and other café beverages. The restaurant’s layout is conducive to meetings, family meals, and groups dining out together. During 2004, we opened our first Einstein Bros. Café. We currently have eight locations operating under the Café concept in the Denver and Colorado Springs, Colorado markets. Six of the eight locations were previously Einstein Bros. Bagel restaurants and were converted into Einstein Bros. Cafés. Based on consumer response, we are incorporating some of the proven elements from the Einstein Bros. Cafe concept into the remodeling of several Einstein Bros. Bagel restaurants. With the resurgence in our Einstein Bros. Bagel restaurants, we are focusing our efforts to ensure that we enhance our guest’s experience, increase the speed of service, and maintain a common theme in our Einstein Bros. Bagel brand while maintaining the neighborhood feel of the restaurants. As we move forward, our growth plans are to open Einstein Bros. Bagel restaurants that reflect elements of our Einstein Bros. Café in-store design.

During the fiscal years ended 2005, 2004 and 2003, Einstein Bros. company-owned restaurants generated approximately 82%, 82% and 81% of our retail sales, respectively.

Noah’s

Noah’s is a quick casual restaurant principally located on the West Coast. Noah’s offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh baked goods, made-to-order deli style sandwiches, including such favorites as pastrami, corned beef and roast beef on fresh breads and bagels baked on location daily, hearty soups, innovative salads, desserts, five fresh-brewed premium coffees daily and other café beverages. The average Noah’s location is approximately 1,800 square feet in size with approximately 12 seats and is located in urban neighborhoods or regional shopping centers. We use elaborate tile work and wood accents in the brand’s design to create an environment reminiscent of a Lower East Side New York deli, which reinforces the brand’s urban focus with an emphasis on the authenticity of a New York deli experience. During the fiscal years ended 2005, 2004 and 2003, Noah’s company-owned restaurants generated approximately 17%, 17% and 18% of our retail sales, respectively.

Manhattan

Our Manhattan brand represents the majority of our franchise operations and is predominately operated in the Northeast. The locations offer over 20 varieties of fresh baked bagels, as well as bagel sticks and bialys and up to 15 flavors of cream cheese, a variety of breakfast and lunch sandwiches, salads, soups, coffees and café beverages, soft drinks and desserts. The average Manhattan location is approximately 1,400 to 2,400 square feet with 24 to 50 seats and is primarily located in urban neighborhoods or regional shopping centers. Manhattan restaurants are designed to combine the authentic atmosphere of a bagel bakery with the comfortable setting of a neighborhood meeting place.

Chesapeake

Our Chesapeake brand is operated on the Mid-Atlantic Coast. Chesapeake locations offer a menu that specializes in bagels and an extensive array of cream cheese flavors. The locations also offer breakfast and lunch sandwiches, soups, salads, coffees and café beverages, soft drinks and desserts.

New World Coffee

Our New World Coffee brand is operated in the northeastern United States. The locations offer up to 30 varieties and blends of fresh roasted coffee, in brewed and whole bean format, a broad range of Italian-style beverages, along with a variety of menu items to complement the beverage offerings.

Business Focus

We have developed a focused growth strategy that positions us to continue to enhance our competitive position and results of operations over the near term. The salient features of this strategy include:

Renewed Focus on the Guest Experience Using a Three-Pronged Approach.   We believe that we can expand upon our leadership position in the breakfast day-part by selling the finest bagels and coffee and by providing our guest a unique experience that is “anything but routine.” Our approach will focus on:

•       People—Establish a baseline on the level of training and service expectations. We recognize the needs of “Generation Y” associates and we are developing programs for motivating and retaining these associates to ensure a superior guest experience;

•       Product—We are developing new menu items that solidify our breakfast daypart, increase speed of service and address the “on the go” lifestyles of our guests. We will utilize our catering program to grow awareness and trial for our lunch business; and

•       Place—We are developing operational improvements to enhance the speed of service while maintaining our heritage of guest interaction with our associates. We plan to continue to refresh and/or remodel our stores to standardize our trade dress while maintaining our neighborhood feel.

Significantly upgrade our Management and Field Associate Training Programs.   In early 2006, we completed Leadership summits for our Einstein Bros. and Noah’s General Managers and our Manhattan Bagel Franchisees. These summits focused on the key operational initiatives we plan to deploy in 2006 along with specific training on associate motivation, suggestive selling techniques, and other methods aimed at enhancing the guest experience. We have initiated a program that provides economic incentives for our training stores and General Managers to provide a consistent training experience for our new General Managers and Assistant Managers. Finally, we have developed training programs for our store level associates that ensure each associate is assigned a mentor during their orientation period.

Leverage Core Competencies into New Revenue Streams.   We believe that we have a number of opportunities to develop multiple channels outside of our traditional retail locations. These alternatives can generate incremental revenues, enhance the brands’ visibility and improve customer convenience. In particular, grocery and warehouse club channels are increasingly seeking strong customer brands to help drive their sales of bagels, breads and salads. We have established various supplier relationships with Costco Wholesale Corporation, Target Corporation and HEB, a leading independently owned food retailer with stores throughout Texas and Mexico. These products are sold either through a private label program or under the Einstein Bros. or Noah’s brand. We hope to attract alternative retail customers based on Einstein Bros. substantial brand equity and superior food quality and freshness.

Brand Growth through Franchising.   Through store franchising to qualified area developer candidates, we believe that we can increase our geographic footprint and customer recognition while enjoying a valuable royalty stream with minimal incremental capital expenditures. In December 2005, we filed a Uniform Franchise Offering Circular (UFOC) for the Einstein Bros. brand. We intend to commence offering franchise area development agreements to qualified parties beginning in the second half of 2006. The area development agreements grant the right to operate an agreed-upon number of Einstein Bros. restaurants in a defined geographic region for a specified period of time.

We currently have a franchise base primarily in our Manhattan brand that generates a recurring revenue stream through royalty payments. We look for franchisee candidates with appropriate operational experience and financial stability, including specific net worth and liquidity requirements. We typically receive continuing royalties on sales from each franchise store location. Our Manhattan franchisees are not required to buy all of their non-proprietary products directly from us, but rather their product sources must be approved by us. We believe that active involvement in and management of restaurant operations by franchisees will result in a successful franchise strategy.

Focus on Site Selection Process.   We consider our site selection process critical to our long-term success. Our site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures. We then determine the availability of the site and the related costs. Our site selection strategy emphasizes co-tenant out parcel, end-cap and in-line locations in neighborhood shopping centers and power centers with easy access from high-traffic roads.

Focus on Advertising Tactics.   We also consider our advertising and media strategy critical to our long-term success. Our advertising and media strategy focuses on multi-dimensional media tactics integrating print, traffic radio, broadcast, outdoor, public relations and local store marketing to support our high revenue markets. Company operated and franchised locations are generally required to contribute to the respective brand’s marketing fund, which provides the locations with marketing support, including in-store point-of-purchase and promotional materials. Print and other mass media advertising is utilized to increase consumer interest and build sales.

Improve Free Cash Flow.   Our financial focus is on long term, sustainable growth in free cash flow. Free cash flow represents net cash provided by operations less the investment in our facilities and fixed assets. By achieving free cash flow, we will be more capable of paying down debt, saving cash for future use and building shareholder value. We also believe free cash flow may give us the ability to pursue new opportunities and/or acquire other businesses. Increasing our operating profit and efficiently managing working capital and capital expenditures primarily drive free cash flow.

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

Our progress toward some of these key performance indicators is discussed throughout Item 7, Management’s Discussion and Analysis.

Sourcing, Manufacturing & Distribution

We believe that controlling the manufacture and distribution of our key products is an important element in ensuring both quality and profitability. To support this strategy, we have developed proprietary formulations, invested in processing technology and manufacturing capacity, and aligned ourselves with strategic suppliers.

Bagel Dough, Cream Cheese and Coffee

We have significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough to produce a high-quality product more commonly associated with smaller bakeries. We believe this system enables locations to provide consumers with a variety of consistent, superior products.

We currently operate a bagel dough manufacturing facility in Whittier, CA and have a supply contract with Harlan Bakeries, Inc. in Avon, Indiana that produces bagel dough to our specifications.

Our cream cheese and other cheese products are purchased exclusively from a single source. Our cream cheese is manufactured to specification utilizing our proprietary recipes.

All of our coffee is purchased through a third party provider and is sold at our Einstein Bros. and Noah’s locations.

Though to date we have not experienced significant difficulties with our suppliers, our reliance on a limited number of suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity.

Purchasing

Our purchasing programs provide our company-owned restaurants and our franchised and licensed locations with high quality ingredients at competitive prices from reliable sources. Consistent product specifications, as well as purchasing guidelines, ensure freshness and quality. Because we utilize fresh ingredients in most of our menu offerings, inventory at our distributors and company-owned restaurants is maintained at modest levels. We negotiate short-term and long-term price agreements and contracts depending on supply and demand for our products and commodity pressures. These agreements can range in duration from two months to three years.

Commissaries

We believe that our commissary system that processes bulk raw ingredients used at our company-operated restaurants and licensed locations provides a competitive advantage. Our commissaries assure consistent quality, supply fresh products and improve efficiencies by reducing labor and inventory requirements. We focus our growth in areas that allow us to continue to gain efficiencies through leveraging the fixed cost of our current commissary structure. We distribute commissary products primarily through our regional distribution partners and locally in certain markets through a fleet of temperature-controlled trucks operated by our personnel.

Distribution

We currently utilize a network of independent distributors to distribute frozen dough and other materials to our locations. By contracting with distributors, we are able to eliminate investment in distribution systems and to focus our managerial and financial resources on our retail operations. We contract for virtually all food products and supplies for our company-owned restaurant operations, including frozen dough, cream cheese, coffee, meats and paper goods and our vendors deliver the products to our distributors for delivery to each location. The individual locations order directly from the distributors one to three times per week.

During late 2005, we negotiated contract terms with a new distribution partner. We have experienced some transition issues at certain locations during 2006 but at this time, we do not believe this will have an adverse effect on our results of operations. We are currently working with this distributor to resolve these issues.

Trademarks and Service Marks

Our rights in our trademarks and service marks (marks) are a significant part of our business. We are the owners of the federal registration of the “Einstein Bros.,” “Noah’s New York Bagels,” “Manhattan Bagel,” “Chesapeake Bagel Bakery” and “New World Coffee” marks. Some of our marks are also registered in several foreign countries. We are aware of a number of companies that use various combinations of words in our marks, some of which may have senior rights to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair the use of our marks. It is our policy to defend our marks and the associated value from encroachment by others. The marks listed above represent the brands of the retail outlets that we own, license or franchise. We also own numerous other marks related to our business.

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

Although few, if any, associates are paid at the minimum wage, an increase in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Significant portions of our net revenues and profits are realized during the fourth quarter of the fiscal year, which includes the December holiday season. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Competition

The restaurant industry is intensely competitive. The industry is often affected by changes in demographics, consumers’ eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns.

We experience competition from numerous sources in our trade areas. Our restaurants compete based on customers’ needs for breakfast, lunch and afternoon “chill-out” (the period after lunch and before dinner). Our competitors are different for each day-part in which we offer our products. The competitive factors include brand awareness, advertising effectiveness, location and attractiveness of facilities, environment, quality and speed of customer service, price, quality and value of products offered. Certain of our competitors may have substantially greater financial, marketing and operating resources. We compete in the quick casual segment of the restaurant industry, but we also consider other players in the quick service, specialty food, quick casual dining and full service restaurants to be our competitors. Our primary competitors include specialty food and casual dining restaurants including national, regional and locally owned restaurants.

We also face competition from both restaurants and other specialty retailers for suitable sites for new restaurants and qualified personnel to operate both new and existing restaurants. There can be no assurance that we will be able to secure or renew leases for adequate sites at acceptable rent levels or that we will be able to attract a sufficient number of qualified personnel.

Government Regulation

Each of our locations is subject to licensing and regulation by a number of governmental authorities, which include health, safety, labor, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of locations for an indeterminate period of time or third-party litigation. Our manufacturing, commissary and distribution facilities are licensed and subject to regulation by either federal, state or local health and fire codes, and the operation of our trucks are subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

Our franchise operations are subject to Federal Trade Commission (FTC) regulation and various state laws, which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Some states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Our ability to sell franchises in those states is dependent upon obtaining approval of our UFOC by those authorities.

Associates

As of January 3, 2006, we had 7,830 associates, of whom 7,538 were restaurant personnel, 76 were plant and support services personnel, and 216 were corporate personnel. Most restaurant personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our associates are not represented by a labor organization. We believe that we have good working relationships with our associates.

Executive Officers

Set forth below is information with respect to our executive officers:

Name	Age	Position
Paul J.B. Murphy III	51	Chief Executive Officer and Director
Daniel J. Dominguez	60	Chief Operating Officer
Richard P. Dutkiewicz	50	Chief Financial Officer
Jill B.W. Sisson	58	General Counsel and Secretary

Paul J.B. Murphy III was appointed Chief Executive Officer and Acting Chairman in October 2003. He served as Acting Chairman until October 2004. Mr. Murphy joined us in December 1997 as Senior Vice President—Operations and had served as Executive Vice President—Operations since March 1998. Mr. Murphy was appointed our Chief Operating Officer in June 2002. From July 1996 until December 1997, Mr. Murphy was Chief Operating Officer of one of our former area developers. From August 1992 until July 1996, Mr. Murphy was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken. Mr. Murphy has a B.A. degree from Washington and Lee University.

Daniel J. Dominguez was appointed Chief Operating Officer in December 2005. Mr. Dominguez joined us in November 1995 and served as Senior Vice President of Operations for Noah’s New York Bagels since April 1998. From 1995 to April 1998, Mr. Dominguez served as the Director of Operations for Einstein Bros. Midwest. Prior to joining us, Mr. Dominguez was Executive Vice President of JB Patt America, Beverly Hills, CA, dba Koo Koo Roo Restaurants, from July 1994 to October 1995. From May 1987 to July 1994, he was the Divisional Vice President of Food Services for Carter Hawley Hale in San Francisco, CA. From November 1976 to May 1987 he was the Vice President of Operations for Bakers Square Restaurants in California.

Richard P. Dutkiewicz joined us in October 2003 as Chief Financial Officer. From May 2003 to October 2003, Mr. Dutkiewicz was Vice President—Information Technology of Sirenza Microdevices, Inc., a publicly traded telecommunications component manufacturer located in Broomfield, Colorado. In May 2003, Sirenza Microdevices, Inc. acquired Vari-L Company, Inc., a publicly traded telecommunications component manufacturer. From January 2001 to May 2003, Mr. Dutkiewicz was Vice President—Finance, Chief Financial Officer of Vari-L Company, Inc. From April 1995 to January 2001, Mr. Dutkiewicz was Vice President—Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado, a leading supplier of branded natural beef in the United States. Mr. Dutkiewicz’s previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz was an Audit Manager at KPMG LLP. Mr. Dutkiewicz received a BBA degree from Loyola University of Chicago and is a member of the American Institute of Certified Public Accountants, Financial Executives International and the Association for Corporate Growth.

Jill B. W. Sisson joined us as a consultant in December 2003. She most recently served as General Counsel and Secretary of Graphic Packaging International Corporation, a NYSE-listed packaging company, from September 1992 until its merger with Riverwood Holding, Inc. in August 2003. From 1974 to September 1992, she engaged in private law practice in Denver, Colorado. She received her J.D. degree from the University of Colorado Law School in 1974.

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

We also make available on our website and in print to any shareholder who requests it, the Charters for our Audit and Compensation Committees, as well as the Code of Conduct that applies to all directors, officers, and associates of our company. Amendments to these documents or waivers related to the Code of Conduct will be made available on our website as soon as reasonably practicable after their execution.

ITEM 1A.        RISK FACTORS

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as: believes, anticipates, estimates, predicts, expects, and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends in part on our ability to understand our customers’ needs. We believe successful deployment of our current business strategy will address customers’ needs and contribute to overall company growth. While we believe our brand refresh strategy will strengthen the performance of our Einstein Bros. brand, its success is dependent upon customer acceptance of new menu offerings and pricings, the look and feel of the restaurant, and the new service system and other factors, many of which are outside our control. In addition, the availability of capital and opportunities to make modifications to existing restaurants will be significant factors in the success of our business strategy. If we improperly perceive customers’ needs and/or are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results.

Food service businesses are often affected by changes in consumer tastes, dietary trends, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. Shifts in consumer preferences away from our type of cuisine and/or the quick casual style could have a material adverse effect on our results of operations.

Dietary trends, such as the consumption of food low in carbohydrate content may negatively impact our sales. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business prospects, financial condition, operating results and cash flow. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

There is competition in the restaurant industry for personnel, real estate, advertising space, and customers, among other things.

Our industry is highly competitive and there are many well-established competitors with substantially greater financial and other resources than we have. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. In addition, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to obtain real estate and advertising space, and to retain customers and personnel.

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

We heavily depend on our suppliers.

We currently purchase our raw materials from various suppliers. We purchase a majority of our frozen bagel dough from Harlan Bakeries, Inc. (who utilizes our proprietary processes) and on which we are dependent upon in the short-term. Additionally, we purchase all of our cream cheese from a single source. Though to date we have not experienced significant difficulties with our suppliers, our reliance on a limited number of suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop and maintain a strong brand identity and a loyal consumer base.

We heavily depend on our distributors.

We depend on our network of distributors to distribute frozen bagel dough and other products and materials to our locations. If any one or more of our distributors fails to perform as anticipated, or if there is any disruption in any of our distribution relationships for any reason, it subjects us to a number of risks, including inadequate products delivered to our company-owned, franchised and licensed locations, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries. These risks could have a material adverse effect on our business, financial condition and results of operations.

During late 2005, we negotiated contract terms with a new distribution partner. We have experienced some transition issues at certain locations during 2006 but at this time, we do not believe this will have an adverse effect on our results of operations. We are currently working with this distributor to resolve these issues.

Increasing labor costs could adversely affect our continued profitability.

We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by an increase in the federal or state minimum wage. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our associates are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of associates from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash available to service our debt obligations if we are unable to recover these increases by raising the prices we charge our customers.

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

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned ourselves as a “neighborhood atmosphere” between home and work where people can gather together for human connection and high quality food. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gathering places to halt or delay the spread of disease. A regional or global pandemic might also adversely impact our business by disrupting or delaying production and delivery of products and materials in our supply chain and causing staff shortages in our restaurants. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people in a neighborhood atmosphere.

We rely in part on our franchisees and licensees.

We rely in part on our franchisees and licensees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful locations in their respective areas. In addition, franchisees and licensees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of franchisees and licensees to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates. As we move into offering franchises for our Einstein Bros. Bagel brand, our reliance on our franchisees is expected to increase in proportion to growth of the franchisee base.

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

We must comply with certain covenants inherent in our debt agreements to avoid defaulting under those agreements.

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

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 95 percent of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight.

Our common stock is not currently listed on any stock exchange or Nasdaq. As a result, we are not subject to corporate governance rules adopted by the New York Stock Exchange, American Stock Exchange and Nasdaq requiring a majority of directors to be independent and requiring compensation and nominating committees that are composed solely of independent directors. However, we are subject to rules requiring that the audit committee consist entirely of independent directors. Under the rules of these stock exchanges and Nasdaq, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and except for the rules relating to independence of the audit committee, is exempt from the above-mentioned independence rules. Since Greenlight beneficially owns approximately 95 percent of our common stock, we may take advantage of the controlled company exemption if our common stock becomes listed on an exchange or Nasdaq in the future. As a result, our stockholders currently do not have, and may never have, the protections that these rules are intended to provide.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder Greenlight beneficially owns approximately 95 percent of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock. Additionally, holders of outstanding warrants may convert and sell the underlying shares in the public market. Pursuant to our obligations under registration rights agreements, we registered 957,872 shares of common stock underlying certain warrants, of which Greenlight owns warrants to purchase approximately 493,683 shares of our common stock. Sales of shares or a perception that there will be sales of the underlying shares could also cause a decrease in the market price of our common stock.

Holders may find it difficult to effect transactions in our common stock.

Our common stock is currently trading on the ‘‘pink sheets’’ under the symbol ‘‘NWRG.PK.’’ Since our common stock is not listed on Nasdaq, Amex or the New York Stock Exchange, holders of our common stock may find that the liquidity of our common stock is impaired—not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, lack of security analysts’ and the news media’s coverage of us, and lower prices for our securities than might otherwise be attained.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

The following table details the total restaurants open at the end of the respective fiscal year:

	Company
	owned	Licensed	Franchised	Total
Einstein Bros. Bagels:
2005	352	67	—	419
2004	366	54	—	420
2003	373	38	—	411
Einstein Bros. Cafe:
2005	8	—	—	8
2004	5	—	—	5
2003	—	—	—	—
Noah’s:
2005	73	3	—	76
2004	78	3	—	81
2003	83	3	—	86
Manhattan:
2005	—	—	109	109
2004	—	—	145	145
2003	—	—	178	178
Chesapeake:
2005	—	—	8	8
2004	—	—	27	27
2003	—	—	42	42
New World Coffee/Willoughby’s*:
2005	2	—	4	6
2004	4	—	8	12
2003	8	—	11	19
Total Restaurants:
2005	435	70	121	626
2004	453	57	180	690
2003	464	41	231	736

*                    On October 6, 2004, we sold Willoughby’s. The Willoughby’s business consisted of a coffee roasting plant, three retail locations and office space.

As of January 3, 2006, our company-owned facilities, franchisees and licensees operated in various states and the District of Columbia as follows:

	Company	Licensed/
Location	Owned	Franchised	Total
Alabama	—	2	2
Arizona	22	2	24
California	81	12	93
Colorado	32	3	35
Connecticut	1	—	1
Delaware	2	3	5
District of Columbia	1	3	4
Florida	50	21	71
Georgia	13	9	22
Illinois	30	5	35
Indiana	10	1	11
Kansas	9	—	9
Louisiana*	—	—	—
Maryland	11	—	11
Massachusetts	2	1	3
Michigan	17	4	21
Minnesota	9	3	12
Mississippi	—	1	1
Missouri	14	—	14
Nevada	9	—	9
New Hampshire	1	—	1
New Jersey	4	36	40
New Mexico	5	—	5
New York	2	9	11
North Carolina	2	4	6
Ohio	13	6	19
Oregon	6	1	7
Pennsylvania	15	37	52
South Carolina	—	4	4
Tennessee	—	1	1
Texas	25	6	31
Utah	19	—	19
Virginia	14	15	29
Washington	4	—	4
Wisconsin	12	2	14
Total	435	191	626

*                    As of January 3, 2006, our licensed location in Louisiana was temporarily closed due to damage caused by Hurricane Katrina. It re-opened for business during mid-January 2006.

Information with respect to our headquarters, training, production and commissary facilities is presented below:

Location	Facility	Size
Golden, CO(1)	Headquarters, Support Center, Test Kitchen	46,802 sq. ft.
Hamilton, NJ (2)	Franchise Support Center, Training Facility	6,637 sq. ft.
Whittier, CA(3)	Production Facility	54,640 sq. ft.
Walnut Creek, CA(4)	Administration Office—Noah’s	2,190 sq. ft.
Carrolton, TX(5)	USDA Approved Commissary	5,000 sq. ft.
Orlando, FL(6)	USDA Approved Commissary	7,422 sq. ft.
Denver, CO(7)	USDA Approved Commissary	9,200 sq. ft.

(1)          This facility is leased through May 31, 2007.

(2)          This facility is leased through October 31, 2008.

(3)          This facility is leased with an initial lease term through November 30, 2006 with two five-year extension options.

(4)          This facility is leased through February 29, 2008.

(5)          This facility is currently under a month-to-month lease.

(6)          This facility is leased through October 31, 2010.

(7)          This facility is leased through October 13, 2008.

ITEM 3.                LEGAL PROCEEDINGS

We are subject to claims and legal actions in the ordinary course of our business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe that an adverse outcome in any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

On July 31, 2002, Tristan Goldstein and Valerie Bankhordar, former restaurant managers, filed a putative class action against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco for failure to pay overtime wages to managers and assistant managers of the California Noah’s restaurants. In April 2004, we agreed to settle the litigation, which agreement was subsequently approved by the court in January 2006. Amounts representing our estimate to settle this litigation were previously recorded in general and administrative expenses during fiscal 2003, were paid subsequent to fiscal year-end 2005 and did not have a material adverse effect on our consolidated financial condition or results of operations.

On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, against the Company, certain of its former officers and directors and insurers seeking declaratory judgment on insurance coverage issues in previously resolved litigation against Jerold Novack and Ramin Kamfar, former officers. Mr. Kamfar cross-claimed against us, claiming a right to be indemnified for expenses. The Company, Mr. Kamfar, Atlantic Mutual Insurance Company and Lexington Insurance Company settled the lawsuit in February 2006. The resolution of this lawsuit did not have a material effect on our consolidated financial condition or results of operations. Because the Company asserts that the advancement and indemnity claims are an insured loss under the Company’s policy with National Union, the Company has filed an arbitration proceeding against National Union, the Company’s officers and directors liability insurer for the applicable time period.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 3, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Pink Sheets OTC market under the symbol “NWRG.PK”. The following table sets forth the high and low bid information for our common stock for each fiscal quarter during the periods indicated. Bid information quoted reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Year ended January 3, 2006:	High	Low
First Quarter	$4.25	$2.00
Second Quarter	$4.35	$2.00
Third Quarter	$3.50	$1.50
Fourth Quarter	$6.03	$2.50

Year ended December 28, 2004:	High	Low
First Quarter	$8.00	$3.00
Second Quarter	$4.99	$2.50
Third Quarter	$2.98	$1.75
Fourth Quarter	$3.10	$1.60

As of March 6, 2006, there were 385 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, and we are precluded from paying cash dividends on our common stock under our financing agreements.

Sales of Unregistered Securities

During the fiscal year of 2005, we received consideration of $221,000 and issued 216,359 shares of our common stock upon the exercise of certain warrants granted by us subject to registration rights agreements. We issued these warrants to the warrant holders in private financing transactions related to our issuance of increasing rate notes that were repaid in July 2003. Securities issued were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The sales of securities were made without the use of an underwriter. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof in the absence of an effective registration statement and restrictive legends were affixed to the share certificates issued. We have filed a registration statement for the resale of shares underlying the warrants.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for each fiscal year was extracted or derived from our consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	Fiscal years ended(1):
	Jan 3, 2006	Dec 28, 2004	Dec 30, 2003	Dec 31, 2002	Jan 1, 2002
	(53 wks)	(52 wks)	(52 wks)	(52 wks)	(52 wks)
	(in thousands of dollars, except per share amounts)
Results of Operations
Revenues	$389,093	$373,860	$383,306	$398,650	$234,175
Cost of sales	315,391	306,661	317,690	321,506	189,403
Gross margin	73,702	67,199	65,616	77,144	44,772
Gross margin as percent of sales	18.9%	18.0%	17.1%	19.4%	19.1%
General and administrative expenses	36,096	32,755	41,794	42,640	28,647
Depreciation and amortization	26,316	27,848	34,013	35,047	18,260
Loss (gain) on sale, disposal or abandonment of assets, net	314	1,557	(558)	—	—
Charges for integration and reorganization costs	5	(869)	2,132	4,194	4,432
Impairment charge	1,603	450	5,292	—	3,259
Income (loss) from operations	9,368	5,458	(17,057)	(4,737)	(9,826)
Interest expense, net(2)	23,698	23,196	34,184	42,883	47,104
Cumulative change in the fair value of derivatives	—	—	(993)	(233)	(57,680)
Gain on sale of debt securities	—	—	(374)	(2,537)	(241)
Loss on exchange of Series F due to Equity Recap	—	—	23,007	—	—
Loss on extinguishment of Greenlight obligation	—	—	—	—	16,641
Permanent impairment in the value of investment in debt securities	—	—	—	—	5,805
Other expense (income)	(312)	(284)	(172)	(322)	131
Loss before income taxes	(14,018)	(17,454)	(72,709)	(44,528)	(21,586)
Provision (benefit) for state income taxes	—	(49)	812	366	167
Net loss	(14,018)	(17,405)	(73,521)	(44,894)	(21,753)
Dividends and accretion on Preferred Stock	—	—	(14,423)	(27,594)	(58,520)
Net loss available to common stockholders	$(14,018)	$(17,405)	$(87,944)	$(72,488)	$(80,273)
Net loss per share—basic and diluted	$(1.42)	$(1.77)	$(22.71)	$(55.18)	$(133.43)

	As of:
	Jan 3, 2006	Dec 28, 2004	Dec 30, 2003	Dec 31, 2002	Jan 1, 2002
	(in thousands of dollars, except per share amounts)
Balance Sheet
Cash and cash equivalents	$1,556	$9,752	$9,575	$10,705	$15,478
Property, plant and equipment, net	33,359	41,855	54,513	73,780	98,064
Total assets	130,924	158,456	181,738	203,174	280,203
Short-term debt and current portion of long-term debt	280	295	2,105	150,872	168,394
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value(3)	57,000	57,000	57,000	—	—
Long-term debt	160,560	160,840	161,120	11,011	12,119
Mandatorily redeemable Series F preferred stock, $.001 par value, $1,000 per share liquidation value (temporary equity)(3)	—	—	—	84,932	57,338
Total stockholders’ equity (deficit)	(126,211)	(112,483)	(95,153)	(96,146)	(30,096)
Other Financial Data:
Depreciation and amortization	$26,316	$27,848	$34,013	$35,047	$18,260
Capital expenditures	10,264	9,393	6,921	5,172	3,757
Number of locations at end of period	626	690	736	747	770
Franchised and licensed	191	237	272	287	287
Company-owned and operated	435	453	464	460	483
Increase (decrease) in comp store sales(4)	5.2%	(1.9)%	(3.5)%	1.9%	2.5%

(1)           We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2004, 2003, 2002 and 2001 which ended on December 28, 2004, December 30, 2003, December 31, 2002 and January 1, 2002, respectively, contained 52 weeks, while fiscal year 2005, which ended on January 3, 2006, contained 53 weeks.

(2)           Interest expense is comprised of interest paid or payable in cash and non-cash interest expense resulting from the amortization of debt discount, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings.

(3)           As more fully described in the notes to the consolidated financial statements, the adoption of Statement of Financial Accounting Standard (SFAS) No. 150 resulted in the Series Z Preferred Stock being presented as a liability rather than the historical mezzanine presentation of the Series F.

(4)           Comparable store sales represent sales at restaurants that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales and as “comp sales” within the restaurant industry.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quickservice Industry Overview

According to the Restaurant Industry Operations Report 2004, published in 2005 by the National Restaurant Association and Deloitte, quickservice sales growth continues to strengthen fueled by an improving economy. Growth in quickservice restaurant sales outpaced full service restaurants. Part of the reason for the stronger growth of quickservice restaurants was lessened competition from grocery and convenience stores, as well as from consumers’ decreased use of takeout from other types of restaurants. Growth in the quickservice segment will continue to be driven by consumers’ demands for value and convenience. Even as they make convenience and speed a top priority, customers also appear to be looking for new tastes and enhanced décor in quickservice restaurants. Part of the recent growth in quickservice restaurants sales is driven by the growing popularity of the “quick casual” or “fast casual” restaurants. These restaurants tend to do their highest sales volume at lunch and have higher check averages (typically in the range of $6.50 to $9.50) than traditional quickservice restaurants. They are characterized by food flavor profiles more in line with casual dining offerings and décor that tends to deviate from the design of the more traditional quickservice restaurant establishments. Quickservice menus show a trend toward adding more items for nutrition conscious customers to supplement the already vast selection of menu items available. Research from the National Restaurant Association indicates that consumers may be interested in even more choices, including fresh fruit, fresh vegetables, main-dish salads and other items.

According to Fast Casual Magazine, it wasn’t long ago that you had to look up the definition of “fast casual” to understand the meaning of this unique restaurant concept that is a hybrid of the fast-food and traditional sit-down eating experiences. Not only is fast-casual food delivered in a fast, high-quality dining experience, but fast casuals also have been in the fast lane of growth—the entire fast casual segment is expected to exceed $70 billion in 2006, with more than 300 brands fueling a new restaurant explosion.

Company Overview

We are a leader in the quick casual segment of the restaurant industry. We specialize in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. Our product offerings include fresh baked bagels and hot breakfast sandwiches, cream cheese and other spreads, specialty coffees and teas, creative soups, salads and sandwiches, among other things. We operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan brand name. We also operate a dough production facility. We view our primary business as operating, franchising and licensing strong restaurant brands in the marketplace. Our manufacturing operations are supportive to our main business focus but allow us to leverage our inherent cost structure via third party business and enhancement of our brands through new product channels.

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

Debt Redemption and Refinancing—On February 28, 2006, we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. Our new debt obligations consist of the following:

•       $15 million revolving credit facility;

•       $80 million first lien term loan;

•       $65 million second lien term loan; and

•       $25 million subordinated term loan.

$15 Million Revolving Credit Facility—the Revolving Facility has a maturity date of March 31, 2011 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease up to 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% or LIBOR plus 3.00%. This facility may be used in whole or in part for letters of credit.

$80 Million First Lien Term Loan—the First Lien Term Loan has a maturity date of March 31, 2011 and provides for a floating interest rate based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is prime plus 2.00% or LIBOR plus 3.00%. The facility is fully amortizing with quarterly principal reductions and interest payments over the term of the loan as follows:

For the 2006 fiscal year ending January 2, 2007	$1.425 million
For the 2007 fiscal year ending January 1, 2008	$3.325 million
For the 2008 fiscal year ending December 30, 2008	$5.950 million
For the 2009 fiscal year ending December 29, 2009	$11.250 million
For the 2010 fiscal year ending December 28, 2010	$32.150 million
For the 2011 fiscal quarter ending March 29, 2011	$25.900 million

In addition to the repayment schedule discussed above, the First Lien Term Loan also requires additional principal reductions based upon a percentage of excess cash flow as defined in the loan agreement in any fiscal year. The First Lien Term Loan also provides us the opportunity to repay the Second Lien Term Loan or the Subordinated Loan with the proceeds of a capital stock offering provided that certain consolidated leverage ratios are met.

In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the Revolving Facility and the First Lien Term Loan will mature on December 30, 2008.

$65 Million Second Lien Term Loan—the Second Lien Term Loan has a maturity date of February 28, 2012 and provides for a floating interest rate based upon the prime rate plus 5.75% or LIBOR plus 6.75%. Interest is payable in arrears on a quarterly basis. The Second Lien Term Loan has a prepayment penalty of 2.0% and 1.0% of the amount of any such optional prepayment that occurs prior to the first or second anniversary date, respectively. The Second Lien Term Loan requires principal reductions based upon a percentage of excess cash flow (as defined in the credit agreement) in any fiscal year and is also subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by March 30, 2009, then the Second Lien Term Loan will mature on March 30, 2009.

$25 Million Subordinated Term Loan—the Subordinated Term Loan has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. The Subordinated Term Loan is held by affiliates of Greenlight Capital. Based on an original issue discount of 2.5%, proceeds of approximately $24.4 million were loaned to the Company. The Subordinated Term Loan is subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2013 or redeemed the Series Z by June 29, 2009, then the Subordinated Term Loan will mature on June 29, 2009.

All the loans have usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The loans are all guaranteed by our material subsidiaries. The Revolving Facility and the First Lien Term Loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. The Second Lien Term Loan and the related guarantees are secured by a second priority security interest in all our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. The Subordinated Term Loan is unsecured.

As a result of this refinancing, and based upon LIBOR rates in effect as of February 28, 2006, our average cash interest rate is expected to improve to approximately 10.2% as compared with 13.0% on the debt it replaced. Cash flow savings from the refinancing is expected to result in cash savings of approximately $5.2 million per year based upon LIBOR rates in effect as of February 28, 2006.

Trends and/or Uncertainties

The following factors represent currently known trends or uncertainties that may impact the comparability of operating performance or could cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Revenue

We intend to emphasize our core strengths in bagels and the breakfast day-part and focus on quality, speed of service, order accuracy and customer interaction. We also intend to expand our existing catering programs, increase customer awareness of our retail products, emphasize bundling products such as “Sweeten the Deal,” (adding on a beverage and a bakery product, such as a cookie) and highlight favorite products such as our egg sandwiches. We believe these initiatives will positively impact check averages and drive transaction counts in future periods.

Expenses

Our expenses are generally affected by the following major categories:

•       Changing prices for agricultural commodities,

•       Rising energy costs and increasing costs of other natural resources,

•       Increasing labor costs, and

•       Increasing tax rates and costs of compliance with regulatory requirements.

In fiscal 2004, prices for agricultural commodities such as dairy, cheese and butter increased substantially. We experienced slight decreases in dairy prices during 2005, but the decrease was offset by increases in commodity costs for coffee, flour and packaging. Flour represents the most significant raw ingredient we purchase and we believe the cost of this commodity, as well as others, will continue to increase in 2006.

Rising energy costs and the increasing costs of other natural resources affect our utility bills, the cost of packaging that is derived from petroleum products and the cost of distribution to our restaurants. We experienced increases in the cost for energy and packaging materials during 2005 and believe such costs will continue to increase on average during 2006. Our distribution partners and common freight carriers passed on fuel surcharges to us during fiscal 2004 and 2005. During late 2005, we negotiated contract terms with a new distribution partner. As a result, we experienced increased distribution costs beginning in the fourth quarter of 2005 that will continue throughout 2006.

Due to competition for personnel, limited availability in the labor pool, and changes in the federal overtime regulations, we anticipate that we may experience an increase in hourly wages during 2006 contingent upon the number of overtime hours worked. We continue to make improvements in labor efficiencies that may help to offset increases in labor costs.

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

Results of Operations for Fiscal Years 2005, 2004 and 2003

	For the years ended:			% Increase/ (Decrease)		For the years ended:
	(in thousands of dollars)			2005	2004	(percent of total revenue)
	2005	2004	2003	vs. 2004	vs. 2003	2005	2004	2003
	(53 wks)	(52 wks)	(52 wks)			(53 wks)	(52 wks)	(52 wks)
Revenues:
Retail sales	$363,044	$347,786	$356,225	4.4%	(2.4)%	93.3%	93.0%	92.9%
Manufacturing revenues	20,118	20,122	21,457	(0.0)%	(6.2)%	5.2%	5.4%	5.6%
Franchise and license related revenues	5,931	5,952	5,624	(0.4)%	5.8%	1.5%	1.6%	1.5%
Total revenues	389,093	373,860	383,306	4.1%	(2.5)%	100.0%	100.0%	100.0%
Cost of sales (percentage of corresponding revenue stream):
Retail costs	296,610	288,736	297,934	2.7%	(3.1)%	81.7%	83.0%	83.6%
Manufacturing costs	18,781	17,925	19,756	4.8%	(9.3)%	93.4%	89.1%	92.1%
Total cost of sales	315,391	306,661	317,690	2.8%	(3.5)%	81.1%	82.0%	82.9%
Gross profit (percentage of corresponding revenue stream):
Retail	66,434	59,050	58,291	12.5%	1.3%	18.3%	17.0%	16.4%
Manufacturing	1,337	2,197	1,701	(39.1)%	29.2%	6.6%	10.9%	7.9%
Franchise and license	5,931	5,952	5,624	(0.4)%	5.8%	100.0%	100.0%	100.0%
Total gross profit	73,702	67,199	65,616	9.7%	2.4%	18.9%	18.0%	17.1%
General and administrative expenses	36,096	32,755	41,794	10.2%	(21.6)%	9.3%	8.8%	10.9%
Depreciation and amortization	26,316	27,848	34,013	(5.5)%	(18.1)%	6.8%	7.4%	8.9%
Loss (gain) on sale, disposal or abandonment of assets, net	314	1,557	(558)	(79.8)%	*	0.1%	0.4%	(0.1)%
Charges (adjustments) of integration and reorganization cost	5	(869)	2,132	*	*	0.0%	(0.2)%	0.6%
Impairment charges and other related costs	1,603	450	5,292	*	(91.5)%	0.4%	0.1%	1.4%
Income (loss) from operations	9,368	5,458	(17,057)	71.6%	(132.0)%	2.4%	1.5%	(4.4)%
Other expense (income):
Interest expense, net	23,698	23,196	34,184	2.2%	(32.1)%	6.1%	6.2%	8.9%
Cumulative change in the fair value of derivatives	—	—	(993)	*	*	0.0%	0.0%	(0.3)%
Gain on investment in debt securities	—	—	(374)	*	*	0.0%	0.0%	(0.1)%
Loss on exchange of Series F Preferred Stock	—	—	23,007	*	*	0.0%	0.0%	6.0%
Other	(312)	(284)	(172)	9.9%	65.1%	(0.1)%	(0.1)%	(0.0)%
Loss before income taxes	(14,018)	(17,454)	(72,709)	(19.7)%	(76.0)%	(3.6)%	(4.7)%	(19.0)%
Provision (benefit) for state income taxes	—	(49)	812	*	*	0.0%	(0.0)%	0.2%
Net loss	(14,018)	(17,405)	(73,521)	(19.5)%	(76.3)%	(3.6)%	(4.7)%	(19.2)%
Dividends and accretion on Preferred Stock	—	—	(14,423)	*	*	0.0%	0.0%	(3.8)%
Net loss available to common stockholders	$(14,018)	$(17,405)	$(87,944)	(19.5)%	(80.2)%	(3.6)%	(4.7)%	(22.9)%

*                     not meaningful

Revenues

Total revenues for fiscal 2005 were slightly below our expectations predominantly due to lower manufacturing revenues, license fees and a lower level of increased transactions at our company operated restaurants but represented positive sales performance over prior years. Total revenue improved 4.1% during fiscal 2005 compared to fiscal 2004. This improvement was primarily attributable to an increase in retail sales. During fiscal 2005, we derived 93.3% of our total revenue from our company-operated restaurants. Our company operated retail sales increased 2.4% when calculated on a comparative 53-week basis for both fiscal 2005 and 2004. Retail comparable store sales increased 5.2% for fiscal 2005 due to an increase of 5.4% in check average offset by 0.2% decrease in transactions. Comparable store sales represent sales at restaurants that were open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales and as “comp sales” within the restaurant industry.

Total revenues for fiscal 2004 were consistent with our expectations. Total revenues decreased 2.5% for fiscal 2004 compared to fiscal 2003. The decrease in total revenue primarily resulted from the decline in company operated retail sales. Retail comparable store sales decreased 1.9% for fiscal 2004 due to a reduction in transactions of 5.4% partially offset by an increase of 3.8% in check average.

Throughout fiscal 2004, the trend of lower comparable store sales began to reverse and ultimately became positive during the fourth quarter of 2004. The following table summarizes the elements of comparable store sales for each quarter in fiscal 2004 and 2005:

	Comparable	Average
	Store Sales	Check	Transactions
Fiscal Year 2004:
First Quarter	(4.8)%	0.7%	(5.5)%
Second Quarter	(3.7)%	3.9%	(7.3)%
Third Quarter	(1.6)%	5.0%	(6.3)%
Fourth Quarter	2.6%	5.2%	(2.5)%
Fiscal Year 2005:
First Quarter	4.6%	6.4%	(1.7)%
Second Quarter	6.3%	6.0%	0.3%
Third Quarter	5.9%	5.5%	0.4%
Fourth Quarter	3.9%	3.8%	0.1%

We believe the positive trend in comparable store sales is a result of price increases coupled with a shift in the product mix to higher priced items, improvements in the operation of our restaurants including initiatives in customer service and overall store appearance, the introduction of new menu items, further development of catering programs in selected markets, and advertising campaigns that were initiated in the fourth quarter of fiscal 2004 and second and third quarters of fiscal 2005 that strengthened consumer awareness.

Gross Profit

Our total gross profit during fiscal 2005 demonstrates continuing improvement over prior years due to careful monitoring of the impact of price increases and the cost of products sold using theoretical food cost models. The dollar change in our total gross profit improved 9.7% during fiscal 2005 compared to fiscal 2004. The improvement was primarily driven by an increase of 12.5% in our company-operated retail margins, which contributes the most significant component of total gross profit. Our retail margins are impacted by various store-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes.

Similarly, our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. Depreciation, amortization and income taxes do not impact our retail or manufacturing margins.

Because certain elements of cost of sales such as rent, utilities, property taxes and manager salaries are fixed in nature, incremental sales positively impact gross profit. During fiscal year 2005, the increase in company operated retail sales over the comparable period contributed approximately $11.7 million of store contribution margin related to the increased sales. This margin increase was partially offset by approximately $1.6 million in additional marketing expenses, $2.0 million in additional bonuses payable to restaurant managers due to improved operating performance and $0.7 million in increased bank charges and credit card fees.

Our total gross profit improved 2.4% for fiscal 2004 compared to fiscal 2003. The improvement was primarily due to improvements in our retail costs of sales. Our retail margins improved by 1.3% in fiscal 2004 as compared to fiscal 2003. For fiscal 2004, approximately $8.2 million of the improvement we experienced was attributable to our decision to temporarily reduce marketing expenditures as we focused on modifications to our customer service system, menu offerings and the “look and feel” of our company-operated restaurants. Additionally, we experienced an improvement in labor utilization and reductions in group insurance and workers’ compensation claims of approximately $1.1 million, offset by increases of approximately $2.4 million in commodity costs.

Our manufacturing operations are ancillary to our company-operated stores. For the fiscal years ended 2005 and 2004, our manufacturing margins represented less than 1.0% of total revenues. The profit derived from our manufacturing operations represents third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs.

Other Expenses

Our general and administrative expenses increased 10.2% during fiscal 2005 when compared to the same period in 2004. Approximately $2.4 million was the result of an increase in salaries and bonuses to corporate office staff and management due to improved operating performance. Also contributing to the increase was approximately $0.6 million in travel, $0.4 million in severance wages, $0.5 million in additional accrued vacation wages payable in future periods, $0.3 million in additional recruiting and relocation expenses, offset by approximately $1.1 million in reduced legal spending for matters that were resolved in early 2005.

General and administrative expenses decreased 21.6% during fiscal 2004 when compared to the preceding fiscal year. The decline in fiscal 2004 general and administrative expenses is primarily due to reduced spending of $3.9 million for non-capitalizable legal and consulting expenses that were related to our 2003 debt refinancing and equity recapitalization, and the re-audit of our 2000 and 2001 financial results that occurred during 2003, which did not recur in 2004. Additionally, in 2004, bad debt expense decreased $1.8 million due to improved collection efforts and management of franchisee receivables.

Depreciation and amortization expenses decreased 5.5% and 18.1% during fiscal 2005 and 2004, respectively, when compared to the preceding fiscal year. The decrease in depreciation and amortization expense is primarily due to a portion of our asset base becoming fully depreciated.

During fiscal 2004, we recorded a loss on disposal or abandonment of assets of approximately $120,000 due to the disposal of menu boards as a result of our new menu offerings and approximately $1.5 million due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey. The loss on disposal or abandonment of assets was offset by a gain of approximately $90,000 on the sale of the assets of Willoughby’s.

Charges (adjustments) of integration and reorganization cost for fiscal 2004 primarily represents adjustments to previously recorded liabilities associated with the closing and consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted to reflect a reduction of the prior year’s accrued cost of $0.7 million. The charge in fiscal 2003 reflects an increase in the estimated liability associated with closing certain facilities as part of our reorganization partially offset by an adjustment from an estimated reorganization liability recorded in 2002.

During fiscal 2005, we recorded approximately $1.3 million in impairment charges related to the Chesapeake trademarks. We also recorded approximately $0.2 million in impairment charges related to company-owned stores and approximately $0.1 million in exit costs from the decision to close one restaurant. During fiscal 2004, we recorded $0.5 million in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of under-performing restaurants. During fiscal 2003, we recorded a charge of approximately $5.3 million due to the reduced value of certain trademarks associated with our Manhattan and Chesapeake brands and the value of franchisee territory rights for our Manhattan brand. There was no impairment of intangible assets in fiscal 2004.

During fiscal 2005, net interest expense increased 2.2% when compared to fiscal 2004 primarily due to the 53-week basis. Calculated on a comparative 53-week basis for both fiscal 2005 and 2004, interest expense remained flat. Net interest expense decreased 32.1% during fiscal 2004 when compared to the preceding fiscal year as a result of refinancing our debt in July 2003 in which the stated interest rate on our primary debt facility declined from 18% to 13% per year.

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

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We generate sufficient cash flow and we have sufficient availability under our revolving credit facility to fund operations, capital expenditures and required debt and interest payments. Our inventory turns frequently since our products are perishable. Accordingly, our investment in inventory is minimal. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are continuously identifying and implementing initiatives to increase revenue as well as reduce costs, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead. During 2005, we continued to identify and implement these initiatives, including but not limited to:

•       price increases on certain menu items based upon competitive analysis and the cost of underlying ingredients;

•       refinement of merchandising to drive sales of higher margin items;

•       new revenue initiatives related to our manufacturing and commissary operations;

•       expansion of our catering program;

•       menu optimization to remove and/or modify slow moving products and thus reduce waste;

•       reductions in cost of goods sold through purchasing efficiencies;

•       a focus on labor costs and efficiencies; and

•       refinement of programs that monitor theoretical food cost.

AmSouth Revolver and $160 Million Notes

Our AmSouth Revolver was a $15 million senior secured revolving credit facility, with a maturity date of July 8, 2006. On January 3, 2006, our unused credit facility totaled approximately $7.9 million, net of outstanding letters of credit of $7.1 million. Our credit facility contained financial covenants relating to the maintenance of leverage and coverage ratios. The credit facility also contained affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, capital expenditures and minimum EBITDA as defined in the AmSouth agreement. We were in compliance with all covenants at January 3, 2006 and did not anticipate that the covenants would have impacted our ability to borrow under our credit facility for its remaining term.

On July 8, 2003, we issued $160 million in aggregate principal amount of 13% senior secured notes due in 2008 ($160 Million Notes) to replace our $140 million in aggregate principal amount of senior secured increasing rate notes due in 2003. The $160 Million Notes contained certain covenants, which, among others, included certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. The covenants also precluded the declaration and payment of dividends or other distributions to holders of our common stock. We were in compliance with all covenants at January 3, 2006.

On February 28, 2006, we completed the refinancing of the AmSouth Revolver and $160 Million Notes. Our new financing consists of a:

•       $15 million revolving credit facility maturing on March 31, 2011;

•       $80 million first lien term loan maturing on March 31, 2011;

•       $65 million second lien term loan maturing on February 28, 2012; and,

•       $25 million subordinated term loan maturing on February 28, 2013.

Each of the loans requires the payment of interest in arrears on a quarterly basis commencing on March 31, 2006. Additionally, the $80 million First Lien Term Loan requires quarterly scheduled minimum principal reductions commencing June 30, 2006. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 (July 26, 2013 for the Subordinated Term Loan) or redeemed the Series Z by various dates in 2008 and 2009, then each of the loans have various accelerated maturity dates beginning in December 2008. For an additional discussion regarding our new debt facility, see Note 27 to our consolidated financial statements included in Item 8 of this report.

Based upon our projections for fiscal 2006 and beyond, we believe that the cash flow from operations coupled with the availability under our new financing will be adequate to fund our operations, capital expenditures and required debt and interest repayments for the foreseeable future.

Working Capital

On January 3, 2006, we had unrestricted cash of $1.6 million and restricted cash of $3.2 million. On December 28, 2004, we had unrestricted cash of $9.8 million, restricted cash of $3.8 million and nothing borrowed under our AmSouth Revolver. We reduced our working capital deficit to $11.7 million in fiscal 2005 compared to a working capital deficit of $18.7 million in fiscal 2004. The timing of our January 1 semi-annual interest payment of $10.4 million under our $160 Million Notes and the payment of monthly rent (reflected in prepaid expenses) negatively impacted our cash balance at January 3, 2006.

Operating Activities

During fiscal 2005, operations generated $2.1 million of cash compared to $11.1 million in fiscal 2004. Generally, our cash from operations has included two semi-annual interest payments of $10.4 million, or $20.8 million in the aggregate, related to our $160 Million Notes. Fiscal year 2005 includes $31.2 million representing three cash interest payments. We continue to see improvements in our cash flow from operations and believe that such cash flow will be adequate to fund operating costs.

Due to the timing of interest payments under our $160 Million Notes, which were due January 1 and July 1 and approximated $10.4 million on a semi-annual basis, we generally consumed cash from operations during the first and third fiscal quarters of each year. During the second and fourth fiscal quarters of each year, we generally generated cash from operations. Historically, our fourth quarter is our strongest quarter for generating cash due to seasonality and gift card promotions. Under our new credit facility and based on LIBOR rates in effect as of February 28, 2006, we estimate that our cash interest expense will decrease by approximately $5.2 million on an annual basis.

Investing Activities

During fiscal 2005, we used approximately $10.3 million of cash to purchase additional property and equipment that included $1.2 million for new stores, $2.3 million for remodeling existing stores, $4.3 million for replacement and new equipment at our existing company-operated stores, $0.9 million for our manufacturing operations and less than $1.6 million for general corporate purposes.

During fiscal 2004, we used $9.4 million of cash to purchase additional property and equipment that included $1.2 million for new restaurants, $5.8 million for replacement and new equipment at our existing company-operated restaurants, $0.8 million for our manufacturing operations and $1.6 million for general corporate purposes.

We anticipate that the majority of our capital expenditures for fiscal 2006 will be focused on our refresh and remodel strategy that includes updates of restaurant interiors and improvements to service through new menu boards. In addition, we plan to acquire additional equipment for new menu items and improvements in the speed of service, particularly during the morning day-part. We also plan to open 10 new company-owned restaurants during 2006 at an average capital investment of approximately $400,000 per location.

Financing Activities

During fiscal 2005, we used cash of approximately $0.3 million to repay our obligations under the New Jersey Economic Development Authority Note Payable (as further discussed in Note 10 to our consolidated financial statements included in Item 8 of this report), offset by approximately $0.2 million in proceeds received from the exercise of warrants issued in connection with a private financing transaction related to our issuance of increasing rate notes that were repaid in July 2003.

During fiscal 2004, we used $1.0 million of cash to reduce our debt outstanding on the AmSouth Revolver, approximately $0.8 million to repay our obligations under the Chesapeake Bagel Bakery Note Payable and approximately $0.3 million to repay our obligations under the New Jersey Economic Development Authority Note Payable (as further discussed in Note 10 to our consolidated financial statements included in Item 8 of this report).

As a result of our refinancing of our $160 Million Notes with $170 million in new term loans in February 2006, we borrowed approximately $169.4 million in term loans and incurred approximately $5.0 million in debt issuance costs. Upon closing of our new debt facility, we began amortizing these costs and the debt issuance costs related to our $160 Million Notes and AmSouth Revolver were written-off.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of January 3, 2006:

	Payments Due by Period
	2006	2007 to 2009	2010 to 2011	2012 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$30,637	$—	$—	$—	$30,637
Debt(a)	280	160,560	—	—	160,840
Interest expense on $160 Million Notes(a)	20,800	31,200	—	—	52,000
Manditorily Redeemable Series Z	—	57,000	—	—	57,000
Minimum lease payments under capital leases	19	29	—	—	48
Minimum lease payments under operating leases	23,973	28,264	4,980	2,151	59,368
Purchase obligations(b)	9,072	—	—	—	9,072
Other long-term obligations(c)	—	1,448	832	5,095	7,375
Total	$84,781	$278,501	$5,812	$7,246	$376,340

(a)           On January 27, 2006, the $160 Million Notes maturing on July 1, 2008 were called for redemption. On February 28, 2006, the $160 Million Notes were replaced with $170 million in new term loans. Borrowings from the new debt facility were used to repay the $160 Million Notes plus a 3%

redemption premium and accrued and unpaid interest to the redemption date. Additionally, debt issuance costs related to our $160 Million Notes and AmSouth Revolver were written off. Our $170 million in new term loans mature on various dates beginning in 2011. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 (July 26, 2013 for the Subordinated Term Loan) or redeemed the Series Z by various dates in 2008 and 2009, then each of the loans have various accelerated maturity dates beginning in December 2008. Under our new credit facility and based on LIBOR rates in effect as of February 28, 2006, we estimate that our cash interest expense will decrease by approximately $5.2 million on an annual basis. For an additional discussion regarding our new debt facility, see Note 27 to our consolidated financial statements included in Item 8 of this report.

(b)          Purchase obligations consist of non-cancelable minimum purchases of frozen dough from Harlan Bakeries, Inc. and certain other raw ingredients that are used in our products.

(c)           Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

We also had $7.1 million in letters of credit outstanding under our AmSouth Revolver at January 3, 2006. The letters of credit expired on various dates during 2006, were automatically renewable for one additional year and were payable upon demand in the event that we fail to pay certain workers compensation claims. Upon funding of our new financing on February 28, 2006, the existing letters of credit were surrendered and replaced with new letters of credit totaling $6.9 million. The new letters of credit expire on various dates during 2007.

Effective October 6, 2004, we executed a two-year supply agreement to purchase coffee for our New World Coffee cafés. The agreement provided for agreed-upon pricing at cost plus a minimal mark-up and no minimum purchase commitment. Accordingly, we have not included any estimates of payments due in the contractual obligations table above.

The following schedule details the amounts of payments due under our new debt facility as of February 28, 2006 based on the original maturity dates. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 (July 26, 2013 for the Subordinated Term Loan) or redeemed the Series Z by various dates in 2008 and 2009, then each of the loans have various accelerated maturity dates beginning in December 2008.

	Payments Due by Period
	2006	2007 to 2009	2010 to 2011	2012 and thereafter	Total
	(in thousands of dollars)
Revolving Credit Facility	$—	$—	$—	$—	$—
First Lien Term Facility	1,425	20,525	58,050	—	80,000
Second Lien Term Facility	—	—	—	65,000	65,000
Unsecured Subordinated Term Loan Facility	—	—	—	25,000	25,000
Estimated interest expense on the term loans	13,116	41,988	27,082	20,540	102,726
Total	$14,541	$62,513	$85,132	$110,540	$272,726

Off-Balance Sheet Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties reducing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, Accounting for Contingencies (SFAS No. 5), following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of January 3, 2006, we had outstanding guarantees of indebtedness under certain leases of approximately $0.6 million. Approximately $90,000 is reflected in accrued expenses in our consolidated balance sheet at January 3, 2006 for probable losses related to these guarantees.

Non-GAAP Financial Measures

Adjusted EBITDA is a typical non-GAAP measurement for companies that issue debt and a measure used by our lenders. Adjusted EBITDA, as defined in our Indenture Agreement relating to the $160 Million Notes and the revolving credit facility with AmSouth Bank (collectively referred to herein as our loan agreements) represents earnings before interest, taxes, depreciation and amortization, and is further adjusted by various items including: (1) integration and reorganization charges and credits, (2) cumulative change in fair value of derivatives, (3) gain/loss on the investment, sale, disposal or exchange of assets, (4) impairment and other related charges and (5) other expense (income). Adjusted EBITDA may also be further adjusted by certain legal, financing and advisory fees, acquisition and integration expenses, and other charges. Our loan agreements required that Adjusted EBITDA be measured on a twelve month period ending on the last day of each fiscal quarter and be greater than $33 million. We present Adjusted EBITDA because it related to a covenant contained in each of our loan agreements which was material to us, our financial condition and liquidity. If we did not comply with the Adjusted EBITDA covenant, an Event of Default (as defined in our loan agreements) would occur and, subject to the applicable notice and cure periods, the lenders could declare all amounts outstanding immediately due and payable and pursue all available remedies for payment of such amounts. As of January 3, 2006, we were in compliance with the Adjusted EBITDA covenants under our AmSouth Revolver and $160 Million Notes.

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

On February 28, 2006, we completed the refinancing of the AmSouth Revolver and $160 Million Notes. Our new financing has the usual and customary covenants including an Adjusted EBITDA covenant consistent with the aforementioned definition.

The following tables reconcile Adjusted EBITDA to net loss and cash flows used in operating activities:

	First quarter ended:		Second quarter ended:		Third quarter ended:		Fourth quarter ended:		Year ended:
	Mar 29,	Mar 30,	Jun 28,	Jun 29,	Sept 27,	Sept 28,	Jan 3,	Dec 28,	Jan 3,	Dec 28,
	2005	2004	2005	2004	2005	2004	2006	2004	2006	2004
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(4,198)	$(4,130)	$(4,283)	$(6,224)	$(4,814)	$(4,952)	$(723)	$(2,099)	$(14,018)	$(17,405)
Adjustments as defined in the loan agreements:
Interest expense, net	5,919	5,799	5,773	5,904	5,805	5,723	6,201	5,770	23,698	23,196
Taxes	—	55	—	184	—	(147)	—	(141)	—	(49)
Depreciation and amortization	6,708	6,819	7,077	7,058	5,798	7,005	6,733	6,966	26,316	27,848
Loss (gain) on sale, disposal or abandonment of assets, net	4	(7)	161	1,472	104	(70)	45	162	314	1,557
Charges (adjustments) of integration and reorganization cost	5	(760)	—	(39)	1	(44)	(1)	(26)	5	(869)
Impairment charges and other related costs	97	—	1,182	—	205	402	119	48	1,603	450
Other expense (income)	(57)	(63)	(69)	(36)	(106)	(98)	(80)	(87)	(312)	(284)
Certain legal, financing and advisory fees	—	75	526	688	99	494	6	338	631	1,595
Certain corporate expenses	—	225	—	—	—	174	—	219	—	618
Certain other charges	—	25	700	—	25	—	27	—	752	25
Adjusted EBITDA	$8,478	$8,038	$11,067	$9,007	$7,117	$8,487	$12,327	$11,150	$38,989	$36,682

	First quarter ended:		Second quarter ended:		Third quarter ended:		Fourth quarter ended:		Year ended:
	Mar 29,	Mar 30,	Jun 28,	Jun 29,	Sept 27,	Sept 28,	Jan 3,	Dec 28,	Jan 3,	Dec 28,
	2005	2004	2005	2004	2005	2004	2006	2004	2006	2004
Reconciliation of Net Cash Used in Operating Activities to Adjusted EBITDA:
Net cash generated by (used in) operating activities	$(6,288)	$(4,175)	$14,353	$9,610	$(5,304)	$(5,853)	$(686)	$11,528	$2,075	$11,110
Adjustments as defined in the loan agreements:
Changes in operating assets and liabilities	9,292	6,560	(9,784)	(6,768)	7,138	8,860	7,258	(6,087)	13,904	2,565
Reduction in (provision for) losses on accounts receivable	91	—	47	(94)	(60)	(172)	80	89	158	(177)
Amortization of debt issue costs	(462)	(462)	(462)	(446)	(462)	(479)	(462)	(462)	(1,848)	(1,849)
Stock based compensation expense	(17)	—	(17)	(35)	(18)	(16)	(17)	(17)	(69)	(68)
Interest expense, net	5,919	5,799	5,773	5,904	5,805	5,723	6,201	5,770	23,698	23,196
Other income	(57)	(64)	(69)	(36)	(106)	(97)	(80)	(87)	(312)	(284)
Provision (benefit) for state income taxes	—	55	—	184	—	(147)	—	(141)	—	(49)
Certain legal, financing and advisory fees	—	75	526	688	99	494	6	338	631	1,595
Certain corporate expenses	—	225	—	—	—	174	—	219	—	618
Certain other charges	—	25	700	—	25	—	27	—	752	25
Adjusted EBITDA	$8,478	$8,038	$11,067	$9,007	$7,117	$8,487	$12,327	$11,150	$38,989	$36,682

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled Share-Based Payment (SFAS No. 123R). SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is to be implemented at the beginning of the next fiscal year that begins after June 15, 2005. Based on options granted and various assumptions used to calculate stock based compensation expense as of January 3, 2006, we believe that the adoption will result in an increase in expense of approximately $0.6 million and $0.1 million during fiscal 2006 and 2007, respectively. If actual events differ from our assumptions used to calculate the expense or if we grant additional options, our financial results could be impacted.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies impact our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements set forth in Item 8 of this report.

Impairment of Long-Lived Assets

We review property and equipment and amortizing intangible assets for impairment when events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimate of future cash flows. Relevant facts and circumstances may include, but are not limited to, local competition in the area, the ability of existing restaurant management, the necessity of tiered pricing structures and the impact that refreshing our restaurants may have on our estimates. This process requires the use of estimates and assumptions, which are subject to high degree of judgment. In the event that these estimates and assumptions change in the future, we may be required to record impairment charges for these assets.

At least annually, we utilize independent valuation experts to assist us in assessing the recoverability of goodwill and other intangible assets not subject to amortization related to our restaurant concepts. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Reserves

We are insured for certain losses related to health, general liability and workers’ compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established and discounted at 10% based upon analysis of historical data and actuarial estimates and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the fiscal years ended 2005 and 2004, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt as of January 3, 2006 and December 28, 2004 was principally comprised of the $160 Million Notes due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have had an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Notes was fixed. The interest rate on the AmSouth Revolver fluctuated with changes in the prime rate, but was immaterial in relation to interest expense under the $160 Million Notes and in our results of operations and financial condition.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New World Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of New World Restaurant Group, Inc. and Subsidiaries as of January 3, 2006 and December 28, 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 3, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New World Restaurant Group, Inc. and Subsidiaries as of January 3, 2006 and December 28, 2004, and the results of their operations, and their cash flows for each of the three years in the period ended January 3, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Denver, Colorado
February 28, 2006

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 3, 2006 AND DECEMBER 28, 2004
(in thousands, except share information)

	January 3,	December 28,
	2006	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,556	$9,752
Restricted cash	2,554	1,269
Franchise and other receivables, net of allowance of $480 and $2,475	5,506	7,123
Inventories	5,072	4,941
Prepaid expenses and other current assets	4,506	1,643
Total current assets	19,194	24,728
Restricted cash long-term	595	2,526
Property, plant and equipment, net	33,359	41,855
Trademarks and other intangibles, net	67,717	77,219
Goodwill	4,875	4,875
Debt issuance costs and other assets	5,184	7,253
Total assets	$130,924	$158,456
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,848	$8,243
Accrued expenses	24,789	34,836
Short term debt and current portion of long-term debt	280	295
Current portion of obligations under capital leases	19	16
Total current liabilities	30,936	43,390
Senior notes and other long-term debt	160,560	160,840
Obligations under capital leases	29	31
Other liabilities	8,610	9,678
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	257,135	270,939
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 10,065,072 and 9,848,713 shares issued and outstanding	10	10
Additional paid-in capital	176,018	175,797
Unamortized stock compensation	(68)	(137)
Accumulated deficit	(302,171)	(288,153)
Total stockholders’ deficit	(126,211)	(112,483)
Total liabilities and stockholders’ deficit	$130,924	$158,456

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 3, 2006, DECEMBER 28, 2004 AND DECEMBER 30, 2003
(in thousands, except earnings per share and related share information)

	January 3,	December 28,	December 30,
	2006	2004	2003
Revenues:
Retail sales	$363,044	$347,786	$356,225
Manufacturing revenues	20,118	20,122	21,457
Franchise and license related revenues	5,931	5,952	5,624
Total revenues	389,093	373,860	383,306
Cost of sales:
Retail costs	296,610	288,736	297,934
Manufacturing costs	18,781	17,925	19,756
Total cost of sales	315,391	306,661	317,690
Gross profit	73,702	67,199	65,616
Operating expenses:
General and administrative expenses	36,096	32,755	41,794
Depreciation and amortization	26,316	27,848	34,013
Loss (gain) on sale, disposal or abandonment of assets, net	314	1,557	(558)
Charges (adjustments) of integration and reorganization cost	5	(869)	2,132
Impairment charges and other related costs	1,603	450	5,292
Income (loss) from operations	9,368	5,458	(17,057)
Other expense (income):
Interest expense, net	23,698	23,196	34,184
Cumulative change in the fair value of derivatives	—	—	(993)
Gain on investment in debt securities	—	—	(374)
Loss on exchange of Series F Preferred Stock	—	—	23,007
Other	(312)	(284)	(172)
Loss before income taxes	(14,018)	(17,454)	(72,709)
Provision (benefit) for state income taxes	—	(49)	812
Net loss	(14,018)	(17,405)	(73,521)
Dividends and accretion on Preferred Stock	—	—	(14,423)
Net loss available to common stockholders	$(14,018)	$(17,405)	$(87,944)
Net loss per common share—Basic and Diluted	$(1.42)	$(1.77)	$(22.71)
Weighted average number of common shares outstanding:
Basic and Diluted	9,878,665	9,842,414	3,873,284

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 3, 2006, DECEMBER 28, 2004 AND DECEMBER 30, 2003
(in thousands, except share information)

			Additional	Unamortized	Accumulated
	Common Stock		Paid In	Stock	Deficit
	Shares	Amount	Capital	Compensation	Amount	Total
Balance, December 31, 2002	847,413	$1	$86,657	$—	$(182,804)	$(96,146)
Net loss	—	—	—	—	(73,521)	(73,521)
Conversion of Series F to common stock	9,380,843	9	84,704	—	—	84,713
Conversion of common stock and warrants to Series Z	(386,428)	—	(762)	—	—	(762)
Issuance of warrants in financing transactions	—	—	4,986	—	—	4,986
Dividends and accretion on preferred stock	—	—	—	—	(14,423)	(14,423)
Balance, December 30, 2003	9,841,828	$10	$175,585	$—	$(270,748)	$(95,153)
Net loss	—	—	—	—	(17,405)	(17,405)
Common stock issued upon exercise of warrants	6,885	—	7	—	—	7
Stock compensation expense of options granted	—	—	205	(205)	—	—
Amortization of stock compensation expense	—	—	—	68	—	68
Balance, December 28, 2004	9,848,713	$10	$175,797	$(137)	$(288,153)	$(112,483)
Net loss	—	—	—	—	(14,018)	(14,018)
Common stock issued upon exercise of warrants	216,359	—	221	—	—	221
Amortization of stock compensation expense	—	—	—	69	—	69
Balance, January 3, 2006	10,065,072	$10	$176,018	$(68)	$(302,171)	$(126,211)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 3, 2006, DECEMBER 28, 2004 AND DECEMBER 30, 2003
(in thousands)

	January 3,	December 28,	December 30,
	2006	2004	2003
OPERATING ACTIVITIES:
Net loss	$(14,018)	$(17,405)	$(73,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,316	27,848	34,013
Stock based compensation expense	69	68	—
Loss, net of gains, on disposal of assets	314	1,557	(558)
Impairment charges and other related costs	1,603	450	5,292
Charges (adjustments) of integration and reorganization costs	5	(869)	2,132
Provision for (recovery of) losses on accounts receivable, net	(158)	177	1,815
Amortization of debt issuance and debt discount costs	1,848	1,849	3,138
Gain on investment in debt securities	—	—	(374)
Cumulative change in fair value in derivatives	—	—	(993)
Notes issued as paid in kind for interest on Bridge Loan	—	—	395
Issuance of standstill and step-up warrants	—	—	3,132
Greenlight interest	—	—	1,025
Loss on exchange of Series F Preferred Stock	—	—	23,007
Reduction in Bridge Loan	—	—	(500)
Changes in operating assets and liabilities:
Franchise and other receivables	1,775	(1,593)	(1,688)
Accounts payable and accrued expenses	(12,565)	(2,112)	8,516
Other assets and liabilities	(3,114)	1,140	(2,816)
Net cash provided by operating activities	2,075	11,110	2,015
INVESTING ACTIVITIES:
Purchase of property and equipment	(10,264)	(9,393)	(6,921)
Proceeds from the sale of equipment	180	543	558
Proceeds from investment in debt securities	—	—	374
Net cash used in investing activities	(10,084)	(8,850)	(5,989)
FINANCING ACTIVITIES:
Proceeds from line of credit	5,455	18,120	6,020
Repayments of line of credit	(5,470)	(19,105)	(11,020)
Repayment of other borrowings	(312)	(1,105)	(1,131)
Proceeds from issuance of $160 Million Indenture	—	—	160,000
Repayment of $140 Million Facility	—	—	(140,000)
Advance funding of NJEDA (restricted cash)	—	—	(1,684)
Debt issuance costs	(81)	—	(8,571)
Proceeds upon warrant exercise	221	7	—
Net cash provided by (used in) financing activities	(187)	(2,083)	3,614
Net increase (decrease) in cash	(8,196)	177	(360)
Cash and cash equivalents, beginning of period	9,752	9,575	9,935
Cash and cash equivalents, end of period	$1,556	$9,752	$9,575

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation. The Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels and Einstein Bros. Café (collectively known as Einstein Bros.), Noah’s New York Bagels (Noah’s), Manhattan Bagel Company (Manhattan), Chesapeake Bagel Bakery (Chesapeake) and New World Coffee (New World).

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2004 and 2003, which ended on December 28, 2004 and December 30, 2003, respectively, contained 52 weeks, while fiscal year 2005, which ended on January 3, 2006, contained 53 weeks.

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

During fiscal year 2005, we began selling bagels through our manufacturing operations outside of the United States to a wholesaler and a distributor who take possession in the United States. As the product is shipped FOB domestic dock, there are no international risk of loss or foreign exchange currency issues. Approximately $2.2 million of international sales are included in manufacturing revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less when purchased. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (SFAS No. 144), impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted future cash flows, considering location, local competition, current restaurant management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows or the expected proceeds, net of costs to sell, upon sale of the asset.

During fiscal 2005, we recorded approximately $0.2 million in impairment charges related to company-owned stores and approximately $0.1 million in exit costs from the decision to close one restaurant. During fiscal 2004, we recorded $0.5 million in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of under-performing restaurants.

Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan. Other intangibles consist mainly of trademarks, trade secrets and patents.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires a two-step approach for testing impairment of goodwill. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For other indefinite lived intangibles, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value. Intangible assets not subject to amortization consist primarily of the Einstein Bros. and Manhattan trademarks.

Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives and consist primarily of patents used in our manufacturing process. Amortization expense is calculated using the straight-line method over the estimated useful lives of approximately 5 years. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144.

During the second quarter of fiscal 2004, we began an evaluation of whether each of our brands should be a part of our overall strategic business plan. As a result of this evaluation, we determined that the Chesapeake brand did not fit within our long-term business model. Accordingly, we performed an interim impairment analysis and determined that no impairment existed. We also performed a longevity analysis and determined that the brand had an estimated useful life of four years. The trademarks were previously treated as a non-amortizing intangible and were reclassified to an amortizing intangible at June 29, 2004. During the second quarter of fiscal 2005, we re-visited the long term strategic fit of Chesapeake utilizing the recommendations of a third party consultant previously engaged to present viable alternatives for the brand. Based upon the consultant’s recommendations, we began forming an exit strategy that we believed could be completed within one year. Because there had been a change in circumstances, it was necessary to review the asset for impairment. The analysis indicated that the carrying amount of the Chesapeake trademarks was greater than its fair value and accordingly we recorded an impairment charge of $1.2 million during the quarter ended June 28, 2005. As we continued to work with our remaining franchisees on an exit strategy, we also continued to review the carrying amount of the Chesapeake trademarks in relation to their fair value. We recorded an additional $0.1 million in impairment charges related to the Chesapeake trademarks. As of January 3, 2006, there is no remaining value reflected in our consolidated financial statements related to the Chesapeake trademarks and we anticipate completion of our exit strategy during fiscal year 2006. Our ability to execute an exit strategy is dependent upon the agreement and cooperation of our franchisees and we cannot provide any assurance that we will be successful in fully completing an exit strategy.

For the fiscal years ended 2005, 2004 and 2003, we engaged an independent valuation expert to assist us in performing an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros. and Manhattan brands. At January 3, 2006 and December 28, 2004, there was no indication of impairment in our goodwill and indefinite lived intangible assets. At December 30, 2003, there was an indication that the carrying amounts of certain indefinite lived assets exceeded their fair values and accordingly we recorded an impairment charge of $4.9 million related to our Manhattan and Chesapeake trademarks. The impairments for both Manhattan and Chesapeake were related to declining cash flows for those brands and our expectation that the trend of lower sales will continue in future years. In addition to the trademark impairment, we also wrote-off the value of previously reacquired Manhattan franchise territory rights of $0.4 million.

Insurance Reserves

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

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties reducing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of January 3, 2006, we had outstanding guarantees of indebtedness under certain leases of approximately $600,000. Approximately $90,000 is reflected in accrued expenses in our consolidated balance sheet at January 3, 2006.

Fair Value of Financial Instruments

As of January 3, 2006 and December 28, 2004, our financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The fair value of accounts receivable and accounts payable approximate their carrying value, due to their short-term maturities. The fair value of debt and notes payable is estimated to approximate their carrying value by comparing the terms of existing instruments to the terms offered by lenders for similar borrowings with similar credit ratings. As of January 3, 2006, the fair value of the $160 Million Notes approximated $176.5 million as the notes were traded at a premium. The fair value of the $160 Million Notes approximated its carrying value at December 28, 2004 as the notes were traded at par in the market.

The Mandatorily Redeemable Series Z Preferred Stock (Series Z) is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million, which represents the total required future cash payment. The current fair value of the Series Z, which was determined by using the remaining term of the Series Z and the effective dividend rate from the Certificate of Designation, is estimated to be $33.2 million and $28.5 million at January 3, 2006 and December 28, 2004, respectively.

Concentrations of Risk

We purchase a majority of our frozen bagel dough from Harlan Bakeries, Inc. (who utilizes our proprietary processes) and on which we are dependent upon in the short-term. Additionally, we purchase all of our cream cheese from a single source. Though to date we have not experienced significant difficulties with our suppliers, our reliance on a limited number of suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $6.6 million, $4.5 million and $12.9 million for the fiscal years ended 2005, 2004 and 2003, respectively, and are included in retail costs of sales in the consolidated statements of operations.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. If we determine it to be more likely than not that the recovery of the asset is in question in the immediate, foreseeable future, we record a valuation allowance. On January 3, 2006 and December 28, 2004, we recorded a full valuation allowance against our net deferred tax asset. We will continue to record valuation allowances against additional deferred tax assets until such time that recoverability of such assets is demonstrated.

The provision (benefit) for income taxes reflected in our consolidated statements of operations represents minimum state taxes payable.

Net Loss per Common Share

In accordance with SFAS No. 128, “Earnings per Share,” we compute basic net loss per common share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period (which includes warrants exercisable for a nominal price of $0.01 per share on a pre-split basis prior to our equity recapitalization further described in Note 13).

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands of dollars, except share and per share data):

	For the years ended:
	January 3,	December 28,	December 30,
	2006	2004	2003
Weighted average shares outstanding	9,878,665	9,842,414	3,873,284
Net loss available to common stockholders	$(14,018)	$(17,405)	$(87,944)
Basic and diluted net loss per share	$(1.42)	$(1.77)	$(22.71)
Shares contingently issuable included in the weighted average number of shares of common stock	—	—	604,298

Stock options and warrants to purchase an aggregate of 1,737,113, 1,764,372 and 1,832,679 shares of common stock were outstanding as of January 3, 2006, December 28, 2004 and December 30, 2003, respectively. These stock options and warrants were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for our fixed award stock options to our associates. As such, compensation expense is recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We apply the fair value-basis of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) in accounting for our fixed award stock options to our consultants. Under SFAS No. 123, compensation expense is recognized based on the fair value of stock options granted.

Had compensation cost for stock options granted to associates been determined on the basis of fair value using the following assumptions, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	For the year ended:
	January 3,	December 28,	December 30,
	2006	2004	2003
Net loss, as reported	$(14,018)	$(17,405)	$(87,944)
Deduct: fair value based compensation expense	(1,164)	(544)	(10)
Pro forma net loss	(15,182)	(17,949)	(87,954)
Basic and diluted loss per common share:
As reported	$(1.42)	$(1.77)	$(22.71)
Pro forma	$(1.54)	$(1.82)	$(22.71)
Assumptions:
Expected life of options from date of grant	4 years	4 years	4 years
Risk-free interest rate	3.55 - 4.44%	2.7 - 3.4%	3.0%
Volatility	100.0%	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$1.85	$2.21	$2.84

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) entitled “Share-Based Payment” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is to be implemented at the beginning of the next fiscal year that begins after June 15, 2005. Based on options granted and various assumptions used to calculate stock based compensation expense as of January 3, 2006, we believe that the adoption will result in an increase in expense of approximately $0.6 million and $0.1 million during fiscal 2006 and 2007, respectively. If actual events differ from our assumptions used to calculate the expense or if we grant additional options, our financial results could be impacted.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our consolidated financial statements.

3.   RESTRICTED CASH

Restricted cash consisted of the following:

	January 3,	December 28,
	2006	2004
	(in thousands of dollars:)
Advertising Funds(a)	$533	$851
New Jersey Economic Development Authority(b)	950	1,307
Worker’s Compensation Insurance Collateral(c)	—	1,600
Distributor Collateral(d)	1,500	—
Other(e)	166	37
	3,149	3,795
Less current portion of long-term restricted cash	2,554	1,269
Long-term restricted cash	$595	$2,526

(a)           We act as custodian for certain funds paid by our franchisees that are earmarked as advertising fund contributions.

(b)          On July 3, 2003, we placed in escrow an advanced refunding of the New Jersey Economic Development Authority (NJEDA) note dated December 1, 1998 to enact a debt defeasance as allowed for in the agreement. The NJEDA funds are included in both current portion and long-term portion of restricted cash as of the January 3, 2006 and December 28, 2004 balance sheet dates in accordance with payment terms of the note. We anticipate this classification will continue until the NJEDA note is fully paid from the escrow amount proceeds. The NJEDA note has a maturity date of December 1, 2008. See Note 10 for additional information.

(c)           We had restricted cash held as collateral for a letter of credit supporting our worker’s compensation insurance claims. The insurance company could access this collateral in the event that we did not reimburse them for claims paid on our behalf. In 2005, our bank no longer required the letter of credit to be cash collateralized.

(d)          We have restricted cash held as collateral for a letter of credit issued to one of our distributors. Our distributor could access the letter of credit in the event that we fail to pay them for products delivered to our company-owned restaurants.

(e)           We also have various restricted cash accounts for the benefit of taxing and other government authorities.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

4.   FRANCHISE AND OTHER RECEIVABLES

The majority of our receivables are due from our franchisees, distributors and trade customers. Credit is extended based on our evaluation of the customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 7-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Franchise and other receivables consist of the following:

	January 3,	December 28,
	2006	2004
	(in thousands of dollars)
Trade receivables	$2,296	$1,725
Franchisee and licensee receivables	984	3,367
Vendor rebates(a)	2,130	3,196
Other	576	1,310
	5,986	9,598
Less allowance for doubtful accounts	480	2,475
Total receivables	$5,506	$7,123

(a)           Vendor rebates represent a rebate earned at the time products are purchased and are not contingent upon any level of purchases or period of time. Vendor rebates are recorded as a reduction to cost of sales when products are sold.

5.   INVENTORIES

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 3,	December 28,
	2006	2004
	(in thousands of dollars)
Finished goods	$4,558	$4,545
Raw materials	514	396
Total inventories	$5,072	$4,941

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

6.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 3,	December 28,
	2006	2004
	(in thousands of dollars)
Leasehold improvements	$49,744	$49,186
Store and manufacturing equipment	66,810	61,373
Furniture and fixtures	1,193	1,095
Office and computer equipment	11,044	10,404
Vehicles	115	41
	128,906	122,099
Less accumulated depreciation	95,547	80,244
Property and equipment, net	$33,359	$41,855

Depreciation expense was $18.1 million, $19.6 million and $26.2 million for the fiscal years ended January 3, 2006, December 28, 2004 and December 30, 2003, respectively.

As of January 3, 2006 and December 28, 2004, manufacturing equipment with a net book value of approximately $4.4 million and $5.1 million, respectively, was located at the plant of Harlan Bakeries, Inc., our frozen bagel dough supplier.

7.   TRADEMARKS AND OTHER INTANGIBLES

Trademarks and other intangibles consist of the following as of:

	January 3,	December 28,
	2006	2004
	(in thousands of dollars)
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	1,082	2,400
Patents—manufacturing process	33,741	33,741
	40,208	41,526
Less accumulated amortization:
Trade secrets	4,847	3,770
Trademarks	1,082	725
Patents—manufacturing process	30,368	23,618
	36,297	28,113
Total amortizing intangibles, net	$3,911	$13,413
Non-amortizing intangibles:
Trademarks	63,806	63,806
Total trademarks and other intangibles, net	$67,717	$77,219

Certain trademarks were previously treated as a non-amortizing intangible and were reclassified as an amortizing intangible at June 29, 2004. See Note 2 for additional information.

Intangible amortization expense totaled approximately $8.2 million, $8.2 million and $7.8 million for the fiscal years ended 2005, 2004 and 2003, respectively. The remaining aggregate amortization expense of $3.9 million is to be fully amortized during fiscal year 2006.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

8.   DEBT ISSUANCE COSTS AND OTHER ASSETS

Debt issuance costs and other assets consist of the following:

	January 3,	December 28,
	2006	2004
	(in thousands of dollars)
Security deposits	$993	$1,296
Debt issuance costs, net of amortization(a)	4,110	5,957
Debt issuance costs(b)	81	—
Total debt issue costs and other assets	$5,184	$7,253

(a)           This asset represents costs incurred related to our $160 Million Notes and AmSouth Revolver.

(b)          This asset represents costs incurred as of January 3, 2006 related to the issuance of $170 million in new term loans and $15 million new revolving credit facility in February 2006 as further described in Note 27. Upon closing of our new debt facility, we began amortizing these costs and the debt issuance costs related to our $160 Million Notes and AmSouth Revolver were written-off.

Direct costs incurred for the issuance of debt under the $160 Million Notes have been capitalized and amortized using the effective interest method over the term of the debt. Debt issuance costs related to the AmSouth Revolver have been capitalized and amortized using the straight-line method over the term of the debt. In the event that the debt is retired prior to the maturity date, debt issuance costs will be expensed in the period that the debt is retired. The amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization expense of approximately $1.8 million, $1.8 million and $3.1 million was recorded for the fiscal years ended 2005, 2004 and 2003, respectively.

9.   ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 3,	December 28,
	2006	2004
Payroll and related bonuses	$13,064	$12,450
Interest	181	10,249
Integration and reorganization	—	21
Gift cards	2,745	2,476
Other	8,799	9,640
Total accrued expenses	$24,789	$34,836

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

10.   SENIOR NOTES AND OTHER LONG-TERM DEBT

Senior notes and other long-term debt consist of the following:

	January 3,	December 28,
	2006	2004
$160 Million Indenture	$160,000	$160,000
AmSouth Revolver	—	15
New Jersey Economic Development Authority Note Payable	840	1,120
	160,840	161,135
Less current portion of debt	280	295
Long-term debt	$160,560	$160,840

$160 Million Notes

On July 8, 2003, we issued $160 million of 13% senior secured notes maturing on July 1, 2008 (“$160 Million Notes”) in a private placement.

The $160 Million Notes are guaranteed, fully and unconditionally, jointly and severally, by us and all present and future subsidiaries of ours and are collateralized by substantially all of our assets in which we have an interest. Pursuant to an Intercreditor Agreement, the $160 Million Notes are subordinate to the AmSouth Revolver as described below.

The $160 Million Notes contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve month period and fiscal quarter basis, respectively. This debt contains usual and customary default provisions. As of January 3, 2006, we were in compliance with all of the financial and operating covenants.

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

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The AmSouth Revolver is collateralized by substantially all of our assets in which we have an interest and is senior to the $160 Million Notes pursuant to an Intercreditor Agreement.

The AmSouth Revolver contains certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. These covenants are measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions exist if the total borrowings, including outstanding letters of credit exceed $10.0 million. This debt also contains usual and customary default provisions. As of January 3, 2006, we are in compliance with all of the financial and operating covenants.

Interest payments under the AmSouth Revolver are payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bear an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5%, respectively. As of January 3, 2006 and December 28, 2004, the interest rate on the borrowings outstanding under the AmSouth Revolver was 7.75% and 6.25%, respectively.

We are required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee is payable monthly in arrears. Additionally, we are required to pay a letter of credit fee, based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduce our availability under the AmSouth Revolver. At January 3, 2006, we had $7.1 million in letters of credit outstanding. The letters of credit expire on various dates during 2006, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims. Our availability under the AmSouth Revolver was approximately $7.9 million at January 3, 2006.

New Jersey Economic Development Authority Note Payable

In December 1998, Manhattan entered into a note payable in the principal amount of $2.8 million with the New Jersey Economic Development Authority (NJEDA) at an interest rate of 9% per annum. Principal is paid annually and interest is paid quarterly. The note matures on December 1, 2008 and is secured by the assets of Manhattan.

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the January 3, 2006 and December 28, 2004 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Our senior notes and other long-term debt obligations for the three years following January 3, 2006 are as follows:

Fiscal year (in thousands of dollars):
2006	$280
2007	280
2008	160,280
$160,840

Debt Redemption and Refinancing

On February 28, 2006, we completed the refinancing of the AmSouth Revolver and the $160 Million Notes. Our new financing consists of a:

•       $15 million revolving credit facility maturing on March 31, 2011;

•       $80 million first lien term loan maturing on March 31, 2011;

•       $65 million second lien term loan maturing on February 28, 2012; and,

•       $25 million subordinated term loan maturing on February 28, 2013.

Each of the loans requires the payment of interest in arrears on a quarterly basis commencing on March 31, 2006. Additionally, the $80 million First Lien Term Loan requires quarterly scheduled minimum principal reductions commencing June 30, 2006. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 (July 26, 2013 for the Subordinated Term Loan) or redeemed the Series Z by various dates in 2008 and 2009, then each of the loans have various accelerated maturity dates beginning in December 2008. For an additional discussion regarding our new debt facility, see Note 27.

11.   LEASES

Capital Leases

We lease certain equipment under capital leases. Included in property and equipment are the asset values of $63,000 and $51,000 and the related accumulated amortization of $16,000 and $5,000 at January 3, 2006 and December 28, 2004, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Operating Leases

We lease office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through fiscal 2017. Our restaurant leases have renewal clauses of 1 to 20 years at our option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal 2005, 2004 and 2003 was approximately $27.1 million, $27.9 million and $27.8 million, respectively. Contingent rent included in rent expense for fiscal 2005, 2004 and 2003 was approximately $140,000, $130,000 and $130,000, respectively.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Future Minimum Lease Payments

As of January 3, 2006, future minimum lease payments under capital and operating leases were as follows (in thousands of dollars):

	Capital	Operating
Fiscal year:	Leases	Leases
2006	$23	$23,973
2007	20	14,294
2008	10	8,011
2009	—	5,959
2010	—	3,766
2011 and thereafter	—	3,365
Total minimum lease payments	53	$59,368
Less imputed interest (average rate of 4.75%)	5
Present value of minimum lease payments	48
Less current installments	19
Future minimum rental payments, net	$29

12.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands of dollars):

	January 3,	December 28,
	2006	2004
Vendor contractual agreements(a)	$7,175	$7,804
Guaranteed franchisee debt(b)	42	394
Deferred rent	1,234	1,480
Other	159	—
	$8,610	$9,678

(a)           A strategic supplier of ours provided advance funding in the amount of $10.0 million to us in 1996 as part of a contract to continue buying products from the supplier. The contract terminates upon fulfillment of contractual purchase volumes. The accounting for this contract is to recognize a reduction of cost of goods sold based on the volume of purchases of the vendor’s product.

(b)          In connection with our acquisition of Manhattan, we agreed to guarantee certain loans to franchisees made by two financial institutions. We evaluate the fair value of such liability at each balance sheet date. As of January 3, 2006 and December 28, 2004, the fair value of the liability reflected above is the probable and estimable loss related to such loans pursuant to agreements with the financial institutions regarding the established caps on our obligation. This represents our best estimate of future pay-outs we will make under these guarantees.

13.   2003 DEBT REFINANCING AND EQUITY RECAPITALIZATION

During 2000 and 2001, we engaged in several financing transactions to acquire the bonds of Einstein/Noah Bagel Corp. (ENBC), which declared Chapter 11 bankruptcy on April 27, 2000. In 2001, we completed the acquisition of substantially all of the assets (the Einstein Acquisition) of ENBC and its

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. which operated 2 brands: Einstein Bros. Bagels and Noah’s New York Bagels. The Einstein Acquisition in 2001 was accomplished by issuing a substantial amount of short-term debt and mandatorily redeemable preferred equity. The maturity date on the debt and the redemption date of certain preferred stock issuances ranged from one to three years. The debt and preferred stock agreements required the issuance of additional warrants and payment of dividends in the event that they were not redeemed within a certain period. Such debt and preferred stock and warrant agreements were referred to as the Increasing Rate Notes or $140 Million Facility, the Standstill Agreements, the Bond Purchase Agreement, the Bridge Loan, and the Mandatorily Redeemable Series F Preferred Stock (Series F) and Warrant Agreements.

In connection with the aforementioned debt and preferred stock issuances, we issued freestanding warrants and rights to receive additional warrants based either on the passage of time or upon the occurrence (or non-occurrence) of certain contingent future events (contingently-issuable warrants). We determined that the contingently-issuable warrants could not be classified within stockholders’ equity based on the application of the criteria in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and accordingly classified those warrants as a liability in the balance sheet. Furthermore, those warrants classified as a liability were subject to the provisions of SFAS No. 133, “Accounting for Derivative and Hedging Activities.” The warrants were carried at fair value based upon the underlying fair value of the common stock to which they were indexed, the estimated probability of issuance and other pertinent factors and were adjusted to fair value at each measurement date. Changes in the fair value of derivatives were recognized in earnings. During fiscal year 2003, we recorded a cumulative change in the fair value of derivatives resulting in a $1.0 million gain. As a result of the equity recapitalization as described below, we no longer have contingently issuable warrants and all warrants issued have been classified as permanent equity. During the 2003, freestanding warrants that were issued based on the passage of time were valued based upon the underlying fair value of the common stock to which they were indexed and recorded in additional paid-in-capital with a charge to interest expense.

We previously held an investment in debt securities which included ENBC 7.25% Convertible Debentures due 2004 (Einstein Bonds). The Einstein Bonds were classified as available for sale and recorded at fair value with changes in fair value reported in stockholders’ deficit. During fiscal year 2003, we received proceeds of $0.4 million for the debentures from the bankruptcy court that exceeded the carrying value of the asset. Accordingly, we recorded a gain on our investment in debt securities of $0.4 million.

The proceeds received of $36.7 million relating to our investment in the Einstein Bonds were used to repay a portion of the Bridge Loan, which bore interest at an initial rate of 14% per annum and increased by 0.35% on the fifteenth day of each month beginning July 15, 2002. The Bridge Loan was secured by the Einstein Bonds. We issued Series F to pay the remaining balance of the Bridge Loan. Additionally, we issued Series F to pay the Bond Purchase Agreement in full. The Bond Purchase Agreement provided for guaranteed accretion of 15% per year, increasing to 17% on January 17, 2002 and an additional 2% each six months thereafter. The Series F was entitled to an annual cash dividend equal to 17% per annum increasing 100 basis points per month until the Series F was redeemed. Warrants to purchase shares of our common stock were also issued in connection with this transaction and have since been reclassified as permanent equity as a result of the equity recapitalization.

On July 8, 2003, we issued $160 million of 13% senior secured notes due 2008 as further explained in Note 10. We used the net proceeds, among other things, to refinance the Increasing Rate Notes. The

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Increasing Rate Notes bore interest at an initial rate of 13%, increasing 100 basis points each quarter commencing September 15, 2001 to a maximum rate of 18%. Also on July 8, 2003, we entered into the AmSouth Revolver.

On June 26, 2003, our board of directors approved an equity restructuring agreement between us and the holders of all our preferred stock and a substantial portion of our fully diluted common stock. These entities included: Greenlight Capital, L.P., Greenlight Capital Qualified, L.P., Greenlight Capital Offshore, Ltd., Brookwood New World Investors, L.L.C. and NWCI Holdings, LLC. These entities are collectively referred to as Greenlight in this filing. Additionally, we also agreed to the equity recapitalization with Halpern Denny Fund III, L.P. (Halpern Denny). Certain of these entities also held a portion of the Increasing Rate Notes.

On September 24, 2003, our stockholders approved the equity recapitalization, which included the following transactions:

•       We issued Halpern Denny 57,000 shares of Series Z Preferred Stock, par value $0.001 per share (Series Z) in exchange for 56,237.994 shares of Series F, par value $0.001 per share, 23,264,107 shares of common stock and warrants to purchase 13,711,054 shares of common stock; and

•       Each stockholder received 0.6610444 new shares of common stock for every share of common stock held by such stockholder pursuant to a 1.6610444-for-one forward stock split in order to effect the transaction contemplated by the equity recapitalization;

•       The per share exercise price and the number of shares of common stock issuable upon the exercise of each outstanding option or warrant (other than warrants that were issued in connection with the Increasing Rate Notes pursuant to the Warrant Agreement dated June 19, 2001, as amended between the Bank of New York, as warrant agent and us) were adjusted to reflect the forward stock split;

•       Immediately following the forward stock split, but before the one-for-one hundred reverse stock split discussed below, we issued Greenlight 938,084,289 shares of common stock in exchange for 61,706.237 shares of Series F. These shares of Series F included: i) shares originally issued as Series F, ii) shares converted into Series F from the $10 million contribution plus accrued interest resulting from the Bond Purchase Agreement, and iii) shares converted into Series F from the Bridge Loan.

Following the closing of the equity recapitalization, Greenlight beneficially owned 92% of our common stock on a fully diluted basis and warrants issued pursuant to the Warrant Agreement represented approximately 4.3% of our common stock on a fully diluted basis.

In addition to approving the equity recapitalization, our stockholders also approved the following amendments to our Restated Certificate of Incorporation:

•       effect a one-for-one-hundred reverse stock split following the consummation of the transactions as contemplated by the equity recapitalization;

•       reduce the number of shares of common stock authorized for issuance following the consummation of the effectiveness of the reverse stock split;

•       eliminate the classification of our board of directors; and

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•       allow our stockholders to take action by written consent of the holders of 80% of our capital stock entitled to vote on such action.

The 1.6610444-for-one forward stock split and the one-for-one hundred reverse stock split have been retroactively reflected in the accompanying consolidated financial statements and footnotes for all periods presented.

The exchange of the Halpern Denny interest for Series Z resulted in a reduction of our effective dividend rate to that required by the Series F and as a result of this and other factors, we accounted for this transaction as troubled debt restructuring as required by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Since a portion of this exchange included the receipt of our common stock and warrants previously held by Halpern Denny, we did not recognize a gain from troubled debt restructuring.

The exchange of the Greenlight interest into common shares was recorded at fair value (the closing price of our common stock on September 24, 2003). Because fair value exceeded the negotiated conversion price of the Greenlight conversion of Series F into our common stock, we recorded a loss on the exchange of approximately $23.0 million.

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

•       an annual dividend rate equal to 250 basis points higher than the highest rate paid on our funded indebtedness is payable if the shares are not redeemed by the redemption date; and

•       shares may be redeemed in whole or in part at an earlier date at our discretion.

The Series Z is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million as a result of the accounting under troubled debt restructuring as discussed in Note 13. The $57.0 million represents the total cash payable upon liquidation.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

15.   STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue up to 15 million shares of common stock, par value $0.001 per share. As of January 3, 2006 and December 28, 2004, there were 10,065,072 and 9,848,713 shares outstanding, respectively.

Series A Junior Participating Preferred Stock

In June 1999, our board of directors authorized the issuance of a Series A junior participating preferred stock in the amount of 700,000 shares. This authorization was made in accordance with the Stockholder Protection Rights Plan discussed below. There are currently no issued shares.

Stockholder Protection Rights Plan

We maintain a Stockholder Protection Rights Plan (the Plan). Upon implementation of the Plan in June 1999, our Board declared a dividend distribution of one right on each outstanding share of common stock, as well as on each share later issued. Each right will allow stockholders to buy one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $10.00. The rights become exercisable if an individual or group acquires 15% or more of common stock, or if an individual or group announces a tender offer for 15% or more of common stock. The Board can redeem the rights at $0.001 per right at any time before any person acquires 15% or more of the outstanding common stock. In the event an individual (the “Acquiring Person”) acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at the right’s exercise price, one one-hundredth of a share of Series A junior participating preferred stock, which is convertible into common stock at one-half of the then value of the common stock, or to purchase such common stock directly if there are a sufficient number of shares of common stock authorized. Our Board has the ability to exclude any Acquiring Person from the provision of the stockholders rights plan, resulting in such Acquiring Person’s purchase of our common stock not triggering the plan. Rights held by the Acquiring Person are void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the right’s exercise price.

16.   STOCK OPTION AND WARRANT PLANS

1994 and 1995 Plans

Our 1994 Stock Plan (1994 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. At January 3, 2006, options to purchase 17 shares of common stock at an exercise price of $210.71 per share and a remaining contractual life of 1.48 years remained outstanding under this plan.

Our 1995 Directors’ Stock Option Plan (Directors’ Option Plan) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors’ Option Plan. At

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

January 3, 2006, options to purchase 1,328 shares of common stock at a weighted average exercise price of $49.08 per share and a weighted average remaining contractual life of 3.15 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, amended on December 19, 2003 (2003 Plan). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 1,150,000 shares issuable pursuant to options granted under the 2003 Plan. Options typically vest in part based upon the passage of time and, in part, upon our financial performance. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 424,208 shares of our common stock, which are not yet exercisable, are subject to company performance and are treated as variable options. We expect that all of the non-vested awards at January 3, 2006 will eventually vest based on company performance. As of January 3, 2006, there were 260,001 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, (2004 Directors’ Plan). Our board of directors may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of January 3, 2006, there were 94,192 shares reserved for future issuance under the 2004 Directors’ Plan.

Option Activity

Transactions during fiscal 2005, 2004 and 2003 were as follows:

	Number of Options			Weighted Average Exercise Price
	2005	2004	2003	2005	2004	2003
Outstanding, beginning of year	803,341	878,345	86,647	$3.95	$4.12	$17.46
Granted	606,308	45,000	877,495	2.62	3.25	4.05
Exercised	—	—	—	—	—	—
Forfeited	(412,497)	(120,004)	(85,797)	3.52	3.00	16.89
Outstanding, end of year	997,152	803,341	878,345	$3.31	$3.95	$4.12
Exercisable, end of year	353,237	32,341	2,345	$3.82	$5.92	$33.99

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding at January 3, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Options	Weighted Average Exercise Price
$2.25 – $4.00	903,307	$3.12	8.28	351,892	$3.64
$4.01 – $10.00	93,330	4.59	7.19	830	14.57
$100.00 – $241.00	515	110.04	3.82	515	110.04
	997,152	$3.31	8.18	353,237	$3.82

Warrants

As of January 3, 2006, we have 739,961 warrants outstanding and exercisable to purchase shares of our common stock. The warrants have exercise prices ranging from $0.60 to $663.00 per share, of which 737,449 are exercisable at $1.20 or less per share, and have an expiration date of June 20, 2006. Such warrants were issued in connection with financings and certain other services (see Note 13 for further information regarding the accounting, conversion and valuation of warrants). Transactions during fiscal 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Outstanding at beginning of year	961,391	968,337	659,328
Issued	—	—	541,027
Exercised	(216,359)	(6,885)	—
Converted	—	—	(227,747)
Forfeited	(5,071)	(61)	(4,271)
Outstanding and exercisable at end of year	739,961	961,391	968,337

17.   SAVINGS PLAN

We sponsor a qualified defined contribution retirement plan covering eligible employees of New World Restaurant Group (the 401(k) Plan). Employees, excluding officers, are eligible to participate in the plan if they meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We have accrued a discretionary match of approximately 35% of the participants’ elective contribution for 2005. Our contribution to the plan was $0.3 million, $0.3 million and $0.2 million for 2005, 2004 and 2003, respectively. Employer contributions vest at the rate of 100% after three years of service.

18.   INTEGRATION AND REORGANIZATION COSTS

2001 Restructuring

During the quarter ended July 3, 2001, we implemented a plan to consolidate our two dough manufacturing facilities on the West Coast, eliminate duplicative labor lines of assembly, and terminate certain lease obligations inclusive of several restaurant and other locations. We initially recorded a restructuring accrual of approximately $4.4 million associated with this restructuring plan. Approximately

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

$1.0 million of this charge represented a write-off of equipment and leasehold improvements that were either abandoned or deemed unusable by us.

The following table presents the activity and balances related to the 2001 restructuring accrual:

	Facility Consolidation Costs	Severance Costs	Contract Termination and Other Costs	Store Lease Termination	Total
Initial accrual	$379	$151	$233	$2,629	$3,392
Application of costs against the accrual	—	—	(204)	(293)	(497)
Adjustments to the accrual	—	—	29	12	41
Balance at January 1, 2002	$379	$151	$58	$2,348	$2,936
Application of costs against the accrual	(68)	(229)	(94)	(907)	(1,298)
Adjustments to the accrual	—	85	43	(702)	(574)
Balance at December 31, 2002	$311	$7	$7	$739	$1,064
Application of costs against the accrual	(266)	—	(14)	(229)	(509)
Adjustments to the accrual	(32)	(7)	7	(181)	(213)
Balance at December 30, 2003	$13	$—	$—	$329	$342
Application of costs against the accrual	(15)	—	—	(168)	(183)
Adjustments to the accrual	2	—	—	(140)	(138)
Balance at December 28, 2004	$—	$—	$—	$21	$21
Application of costs against the accrual	—	—	—	(26)	(26)
Adjustments to the accrual	—	—	—	5	5
Balance at January 3, 2006	$—	$—	$—	$—	$—

2002 Restructuring

During the quarter ended October 1, 2002, we implemented a plan to shut down our dough manufacturing facilities on the East Coast. During the quarter ended December 31, 2002, we implemented a plan to terminate the lease obligation for the Eatontown location. We vacated the Eatontown location in the last week of 2002. When initiated, the restructuring plans were expected to take approximately one year to complete, subject to our ability to sublease the Eatontown facility. We ultimately recorded a $4.8 million charge associated with the restructuring plans in 2002. Approximately $2.2 million of this charge represented a write-off of equipment and leasehold improvements that were either abandoned or deemed unusable by us. In the fourth quarter of fiscal 2003, we became aware that the Eatontown facility was in the process of being sold and that the landlord had engaged a valuation expert to determine the total cost associated with our vacating the facility. Based upon the results of this study, we adjusted our initial charge to our estimate of the ultimate liability on the Eatontown facility. During April 2004, we reached an agreement with the landlord of the Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted to reflect a reduction of the prior year’s accrued cost of $0.7 million.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

19.   LOSS (GAIN) ON SALE, DISPOSAL OR ABANDONMENT OF ASSETS

During fiscal 2004, we recorded a loss on disposal or abandonment of assets of approximately $0.1 million due to the disposal of menu boards as a result of our new menu offerings and approximately $1.5 million due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey. The loss on disposal or abandonment of assets was offset by a gain of approximately $90,000 on the sale of the assets of Willoughby’s as further described below.

20.   SALE OF WILLOUGHBY’S COFFEE AND TEA

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

Under the terms of agreement, we sold the assets for a total sales price of approximately $0.4 million, which was received in cash. In connection with the sale of Willoughby’s, we also executed a two-year supply agreement to purchase coffee for our New World Coffee cafés from the buyer.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

We have considered SFAS No. 144 in our determination that the revenues, cost of sales, other operating expenses and the net book value of the assets related to the sale of the coffee roasting plant and three retail locations included in the Willoughby’s business were immaterial in relation to our Einstein Bros., Noah and Manhattan restaurants, as well as the consolidated financial statements taken as a whole. Accordingly, we have not presented discontinued operations in the accompanying consolidated statements of operations, nor have we reflected assets as held for sale in the accompanying consolidated balance sheet as of December 28, 2004. We recognized a gain from the sale of approximately $90,000 during the year ended December 28, 2004.

21.   INCOME TAXES

The provision for income taxes consists of the following:

	2005	2004	2003
	(in thousands of dollars)
Current
Federal	$—	$—	$—
State	—	(49)	812
Total current income tax expense (benefit)	—	(49)	812
Deferred
Federal	—	—	—
State	—	—	—
Total deferred income tax benefit	—	—	—
Total income tax benefit (expense)	$—	$(49)	$812

A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes is as follows:

	2005	2004	2003
	(in thousands of dollars)
Expected tax benefit at 35%	$(4,906)	$(6,109)	$(25,448)
State net of federal benefit	(390)	(611)	(1,601)
Loss on extinguishment of debt	—	—	8,052
Other, net	705	(469)	2,303
Change in valuation allowance	4,591	7,140	17,506
Total benefit (provision) for taxes	$—	$(49)	$812

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of January 3, 2006 and December 28, 2004 are as follows:

	2005	2004
	(in thousands of dollars)
Deferred tax assets
Operating loss carryforwards	$59,958	$57,412
Capital loss carryforwards	1,237	1,237
Accrued expenses	1,317	2,424
Allowances for doubtful accounts	183	893
Other assets	58	32
Property, plant and equipment	15,852	12,016
Total gross deferred tax asset	78,605	74,014
Less valuation allowance	(78,605)	(74,014)
Total deferred tax liability	$—	$—

For income tax purposes, at January 3, 2006, we had net operating loss carryforwards of approximately $157 million, expiring at various dates through 2025. The utilization of approximately $103 million of the aforementioned net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

At this time, we believe it is more likely than not that our net deferred tax asset will not be realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset at January 3, 2006 and December 28, 2004. Should we conclude that the deferred tax asset is, at least in part, realizable, the valuation allowance will be reversed to the extent of such expected realizability.

22.   SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003
	(in thousands of dollars)
Cash paid during the period for:
Interest	$32,084	$21,166	$17,284
Non-cash investing and financing activities:
Non-cash dividends and accretion on preferred stock	$—	$—	$14,423
Conversion of Bridge Loan and Bond Purchase Agreement
to Mandatorily Redeemable Series F preferred stock	$—	$—	$18,588
Conversion of Mandatorily Redeemable Series F
to Mandatorily Redeemable Series Z preferred stock	$—	$—	$57,000
Conversion of Mandatorily Redeemable Series F to common stock	$—	$—	$61,706
Non-cash warrant issuance	$—	$—	$1,854
Non-cash option issuance	$—	$205	$—
Non-cash purchase of equipment through capital leasing	$33	$51	$—

23.   RELATED PARTY TRANSACTIONS

Several of our stockholders or former stockholders, including BET Associates LP (BET), Halpern Denny, Greenlight Capital, LLC and certain of their affiliates (Greenlight), have been involved in our

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

financings, refinancings, have purchased our debt and equity securities and were involved in our equity recapitalization as further described in Note 13. Below, we have summarized related party transactions involving these investors during the 2005, 2004 and 2003 fiscal years.

Greenlight Capital, LLC and its affiliates

E. Nelson Heumann is the chairman of our board of directors and is a current employee of Greenlight. Greenlight and its affiliates beneficially own approximately 95 percent of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our company occurs.

In July 2003, Greenlight purchased all of the outstanding Einstein/Noah Bagel Corp. 7.25% Convertible Debentures due 2004 from Jefferies. Greenlight also purchased $35.0 million of our $160 Million Notes. Upon consummation of the equity recapitalization, we issued 4,337.481 shares of Series F to Greenlight in full payment of the outstanding Bridge Loan. The shares of Series F were converted into common stock in the equity recapitalization.

In 2003, pursuant to the equity recapitalization, we reimbursed Greenlight for legal fees and disbursements incurred in connection with their investment in our company and the equity restructuring in the amount of $0.2 million.

In January 2006, we called for redemption the investment Greenlight held in our $160 Million Notes. The notes were redeemed from the proceeds our refinancing in February 2006 as further described in Note 27.

Leonard Tannenbaum, MYMF Capital LLC and BET

Leonard Tannenbaum, a director, was the Managing Director of MYFM Capital LLC until July 2004. In July 2004, Mr. Tannenbaum founded Fifth Street Capital LLC and is the managing partner. He is also a limited partner and 10% owner in BET. His father-in-law is Bruce Toll, an affiliate of BET. On May 30, 2002, we entered into a Loan and Security Agreement (the facility) with BET, which provided for $75.0 million revolving loan facility at 11% interest. The facility was secured by substantially all of our assets. In February 2003, we executed an amendment to the facility to extend the maturity of the facility from March 31, 2003 to June 1, 2003. From February 1, 2003 to June 1, 2003, the interest rate increased from 11% to 13% per annum. BET and MYFM Capital LLC received an extension fee of $0.2 million in connection with the amendment, payable at maturity, and an additional $0.1 million because the facility was not paid in full by June 2, 2003. After June 1, 2003, the interest rate for borrowings under the facility was 15% per annum, and MYFM Capital LLC received a $30,000 fee for entering into a standstill agreement with us. The facility was repaid with the proceeds of issuance of the $160 Million Facility in July 2003, and BET received $3,000 for reimbursement of legal fees and expenses. BET purchased $7.5 million of our $160 Million Notes and Mr. Tannenbaum purchased an additional $0.5 million of our $160 Million Notes in the market.

In January 2006, we called for redemption the investment BET and Mr. Tannenbaum held in our $160 Million Notes. The notes were redeemed from the proceeds our refinancing in February 2006 as further described in Note 27.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Halpern Denny

In 2003, pursuant to the equity recapitalization, we reimbursed Halpern Denny for legal fees and disbursements incurred in connection with their investment in our company and the equity restructuring in the amounts of $0.2 million.

Jill B.W. Sisson

On December 8, 2003, we entered into a consulting agreement with Ms. Jill B. W. Sisson to provide legal, consulting and advisory services to us and to serve as General Counsel and Secretary. The agreement provided that Ms. Sisson be paid $15,833 per month and, on December 19, 2003, was granted options to purchase 75,000 shares of common stock pursuant to the 2003 Plan. The options vest in part, upon length of service and in part, upon the achievement of specified financial goals by us. In addition, Ms. Sisson is eligible to receive annual additional premium compensation based upon our performance and personal performance and has subsequently received an increase to $18,750 per month. Ms. Sisson will also be reimbursed for reasonable and necessary out-of-pocket expenses. The agreement provides for non-solicitation of our employees for a year after termination of the agreement, and can be terminated by either party upon 30 days notice.

24.   PURCHASE COMMITMENTS

We have obligations with certain of our major suppliers of raw materials (primarily frozen bagel dough and cream cheese) for minimum purchases both in terms of quantity and pricing on an annual basis. Furthermore, from time to time, we will commit to the purchase price of certain commodities that are related to the ingredients used for the production of our bagels. On a periodic basis, we review the relationship of these purchase commitments to our business plan, general market trends and our assumptions in our operating plans. If these commitments are deemed to be in excess of the market, we will expense the excess purchase commitment to cost of sales, in the period in which the shortfall is determined. The total of our future purchase obligations at January 3, 2006 was approximately $9.1 million.

25.   LITIGATION

We are subject to claims and legal actions in the ordinary course of our business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe that an adverse outcome in any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

On July 31, 2002, Tristan Goldstein and Valerie Bankhordar, former restaurant managers, filed a putative class action against Einstein and Noah Corp. (“ENC”) in the Superior Court for the State of California, County of San Francisco for failure to pay overtime wages to managers and assistant managers of the California Noah’s restaurants. In April 2004, we agreed to settle the litigation, which agreement was subsequently approved by the court in January 2006. Amounts representing our estimate to settle this litigation were previously recorded in general and administrative expenses during fiscal 2003, were paid subsequent to fiscal year-end 2005 and did not have a material adverse effect on our consolidated financial condition or results of operations.

On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, against the Company, certain of its former officers and

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

directors and insurers seeking declaratory judgment on insurance coverage issues in previously resolved litigation against Jerold Novack and Ramin Kamfar, former officers. Mr. Kamfar cross-claimed against us, claiming a right to be indemnified for expenses. The Company, Mr. Kamfar, Atlantic Mutual Insurance Company and Lexington Insurance Company settled the lawsuit in February 2006. The resolution of this lawsuit did not have a material effect on our consolidated financial condition or results of operations. Because the Company asserts that the advancement and indemnity claims are an insured loss under the Company’s policy with National Union, the Company has filed an arbitration proceeding against National Union, the Company’s officers and directors liability insurer for the applicable time period.

26.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2005 and 2004:

	Fiscal year 2005:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(13 wks)	(13 wks)	(13 wks)	(14 wks)
	(in thousands of dollars, except per share amounts)
Revenue	$93,295	$97,113	$94,782	$103,903
Income from operations	$1,664	$1,421	$885	$5,398
Net loss	$(4,198)	$(4,283)	$(4,814)	$(723)
Net loss available to common shareholders	$(4,198)	$(4,283)	$(4,814)	$(723)
Basic and diluted loss per share	$(0.43)	$(0.43)	$(0.49)	$(0.07)

	Fiscal year 2004:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(13 wks)	(13 wks)	(13 wks)	(14 wks)
	(in thousands of dollars, except per share amounts)
Revenue	$91,196	$94,164	$91,179	$97,321
Income (loss) from operations	$1,661	$(172)	$526	$3,443
Net loss	$(4,130)	$(6,224)	$(4,952)	$(2,099)
Net loss available to common shareholders	$(4,130)	$(6,224)	$(4,952)	$(2,099)
Basic and diluted loss per share	$(0.42)	$(0.63)	$(0.50)	$(0.21)

27.   SUBSEQUENT EVENT—DEBT REDEMPTION AND REFINANCING

Debt Redemption and Refinancing—On February 28, 2006, we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. Our new debt obligations consist of the following:

•       $15 million revolving credit facility;

•       $80 million first lien term loan;

•       $65 million second lien term loan; and

•       $25 million subordinated term loan.

$15 Million Revolving Credit Facility—the Revolving Facility has a maturity date of March 31, 2011 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease up to 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

margin is at prime plus 2.00% or LIBOR plus 3.00%. This facility may be used in whole or in part for letters of credit.

$80 Million First Lien Term Loan—the First Lien Term Loan has a maturity date of March 31, 2011 and provides for a floating interest rate based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is prime plus 2.00% or LIBOR plus 3.00%. The facility is fully amortizing with quarterly principal reductions and interest payments over the term of the loan as follows:

For the 2006 fiscal year ending January 2, 2007	$1.425 million
For the 2007 fiscal year ending January 1, 2008	$3.325 million
For the 2008 fiscal year ending December 30, 2008	$5.950 million
For the 2009 fiscal year ending December 29, 2009	$11.250 million
For the 2010 fiscal year ending December 28, 2010	$32.150 million
For the 2011 fiscal quarter ending March 29, 2011	$25.900 million

In addition to the repayment schedule discussed above, the First Lien Term Loan also requires additional principal reductions based upon a percentage of excess cash flow as defined in the loan agreement in any fiscal year. The First Lien Term Loan also provides us the opportunity to repay the Second Lien Term Loan or the subordinated loan with the proceeds of a capital stock offering provided that certain consolidated leverage ratios are met.

In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the Revolving Facility and the First Lien Term Loan will mature on December 30, 2008.

$65 Million Second Lien Term Loan—the Second Lien Term Loan has a maturity date of February 28, 2012 and provides for a floating interest rate based upon the prime rate plus 5.75% or LIBOR plus 6.75%. Interest is payable in arrears on a quarterly basis. The Second Lien Term Loan has a prepayment penalty of 2.0% and 1.0% of the amount of any such optional prepayment that occurs prior to the first or second anniversary date, respectively. The Second Lien Term Loan requires principal reductions based upon a percentage of excess cash flow (as defined in the credit agreement) in any fiscal year and is also subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by March 30, 2009, then the Second Lien Term Loan will mature on March 30, 2009.

$25 Million Subordinated Term Loan—the Subordinated Term Loan has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. The Subordinated Term Loan is held by affiliates of Greenlight Capital. Based on an original issue discount of 2.5%, proceeds of approximately $24.4 million were loaned to the Company. The Subordinated Term Loan is subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2013 or redeemed the Series Z by June 29, 2009, then the Subordinated Term Loan will mature on June 29, 2009.

All the loans have usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The loans are all guaranteed by our material subsidiaries. The Revolving Facility and the First Lien Term Loan and the related guarantees are secured

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. The Second Lien Term Loan and the related guarantees are secured by a second priority security interest in all our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. The Subordinated Term Loan is unsecured.

As a result of this refinancing, and based upon LIBOR rates in effect as of February 28, 2006, our average cash interest rate is expected to improve to approximately 10.2% as compared with 13.0% on the debt it replaced.

NEW WORLD RESTAURANT GROUP, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands of dollars)

	Balance at			Balance at
	beginning			end
	of period	Additions(a)	Deductions(b)	of period
For the fiscal year ended December 30, 2003:
Allowance for doubtful accounts	$4,611	1,815	(3,116)	$3,310
Restructuring reserve	$2,768	2,420	(1,115)	$4,073
Valuation allowance for deferred taxes	$49,368	17,506	—	$66,874
For the fiscal year ended December 28, 2004:
Allowance for doubtful accounts	$3,310	177	(1,012)	$2,475
Restructuring reserve	$4,073	(869)	(3,183)	$21
Valuation allowance for deferred taxes	$66,874	7,140	—	$74,014
For the fiscal year ended January 3, 2006:
Allowance for doubtful accounts	$2,475	(158)	(1,837)	$480
Restructuring reserve	$21	5	(26)	$—
Valuation allowance for deferred taxes	$74,014	4,591	—	$78,605

Notes:

(a)           Amounts charged to costs and expenses.

(b)          Bad debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.        CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 3, 2006. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended January 3, 2006, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors required by Item 10 will be included in our 2006 Proxy Statement, which will be filed within 120 days after the close of the 2005 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) required by Item 10 will included in our 2006 Proxy Statement, which will be filed within 120 days after the close of the 2005 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K, as permitted by General Instruction G(3).

ITEM 11.         EXECUTIVE COMPENSATION

This information will be included in our 2006 Proxy Statement, which will be filed within 120 days after the close of the 2005 fiscal year, and is hereby incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in our 2006 Proxy Statement, which will be filed within 120 days after the close of the 2005 fiscal year, and is hereby incorporated by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in our 2006 Proxy Statement, which will be filed within 120 days after the close of the 2005 fiscal year, and is hereby incorporated by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be included in our 2006 Proxy Statement, which will be filed within 120 days after the close of the 2005 fiscal year, and is hereby incorporated by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)          Financial Statements

See the Index to Consolidated Financial Statements included on Page 37 for a list of the financial statements included in this Form 10-K.

(2)          Financial Statement Schedules

See Page 72 for Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not required or are not applicable.

(3)          Exhibits

No.	Description
3.1	Restated Certificate of Incorporation(3)
3.11	Amendment to Restated Certificate of Incorporation(10)
3.12	Amendment to Restated Certificate of Incorporation(11)
3.13	Amendment to Restated Certificate of Incorporation(12)
3.14	Amendment to Restated Certificate of Incorporation(13)
3.15	Amendment to Restated Certificate of Incorporation(14)
3.16	Amendment to Restated Certificate of Incorporation(15)
3.2	Third Amended By-laws(1)
3.3	Amendments to By-laws(7)
4.1	Specimen Common Stock Certificate of Registrant(18)
4.2	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock(9)
10.1	1994 Stock Plan(1)+
10.2	Directors’ Option Plan(1)+
10.3	Executive Employee Incentive Plan(20)+
10.4	Amendment to Executive Employee Incentive Plan (21)+
10.5	Stock Option Plan for Independent Directors(22)+
10.6	Amendment to Stock Option Plan for Independent Directors (23)+
10.7	Consulting Agreement between Registrant and Jill B.W. Sisson effective as of December 8, 2003(18)+
10.8	Rights Agreement between Registrant and American Stock Transfer & Trust Company, as Rights Agent dated as of June 7, 1999(2)
10.9	Amendment No. 1 to Warrant Agreement dated as of March 15, 2002 between Registrant and The Bank of New York, as successor in interest to the United States Trust Company of New York(8)
10.10	Escrow Deposit Agreement dated as of June 10, 2003, between Registrant and The Bank of New York, as Trustee(8)
10.11	Indenture dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(8)
10.12	144A Global Note (including guarantees thereon) by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(8)
10.13	IAI Global Note (including guarantees thereon) by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(8)
10.14	Pledge and Security Agreement dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors and The Bank of New York, as Trustee(8)

10.15	Patent Security Agreement dated as of July 8, 2003, by and among Registrant and the Subsidiary Guarantors, in favor of The Bank of New York, as Collateral Agent(8)
10.16	Trademark Security Agreement dated as of July 8, 2003, between Registrant and The Bank of New York, as Collateral Agent(8)
10.17	Trademark Security Agreement dated as of July 8, 2003, between Chesapeake Bagel Franchise Corp. and The Bank of New York, as Collateral Agent(8)
10.18	Trademark Security Agreement dated as of July 8, 2003, between Einstein/Noah Bagel Partners, Inc. and The Bank of New York, as Collateral Agent(8)
10.19	Trademark Security Agreement dated as of July 8, 2003, between Einstein and Noah Corp. and The Bank of New York, as Collateral Agent(8)
10.20	Trademark Security Agreement dated as of July 8, 2003, between Manhattan Bagel Company, Inc. and The Bank of New York, as Collateral Agent(8)
10.21

Loan and Security Agreement dated as of July 8, 2003, by and among Registrant and certain of its Subsidiaries (as therein defined), as Borrower(s) and Guarantors, AmSouth Bank, as Agent, AmSouth Bank and the financial institutions named therein, as Lenders, and AmSouth Capital Corp., as Administrative Agent(16)

10.22	Security Agreement and Mortgage—Trademarks and Patents dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors and the Bank of New York, as Trustee(16)
10.23	Pledge Agreement dated as of July 8, 2003, by and among Registrant and certain of its Subsidiaries, as Pledgors in favor of AmSouth Bank, as Agent(16)
10.24	Intercreditor Agreement dated as of July 8, 2003, by and among Registrant, the Subsidiary Guarantors, AmSouth Bank and the Bank of New York as Trustee(16)
10.25	Amendment Agreement with AmSouth Bank dated December 30, 2003(17)
10.26	Second Amendment Agreement with AmSouth Bank dated February 9, 2004(18)
10.27	Registration Rights Agreement dated as of July 8, 2003, between Registrant, the Subsidiary Guarantors and Jefferies & Company, Inc.(8)
10.28	Form of Common Stock Purchase Warrant issued to Halpern Denny, BET and Brookwood(4)
10.29	Form of Common Stock Purchase Warrant issued to the Greenlight Entities(4)
10.30	Registration Rights Agreement dated as of January 17, 2001, by and among the Registrant, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore, Ltd.(4)
10.31	Form of Common Stock Purchase Warrant issued to Halpern Denny(5)
10.32	Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Registrant, Halpern Denny, BET and Brookwood(4)
10.33	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of January 18, 2001, by and among the Registrant, Halpern Denny, BET and Brookwood(5)
10.34	Amendment No. 2 to Registration Rights Agreement dated as of June 19, 2001, by and among the Registrant, Halpern Denny, BET and Brookwood(6)
10.35	Form of Common Stock Purchase Warrant issued to Halpern Denny, Greenlight Capital and Special Situations(6)
10.36	Warrant Agreement dated as of June 19, 2001, by and among the Registrant, Jefferies & Co. and the United States Trust Company of New York (6)
10.37	Registration Rights Agreement dated as of June 19, 2001, by and between the Registrant and Jefferies & Co.(6)
10.38	Third Amendment Agreement with AmSouth Bank dated February 11, 2005(19)

10.39

Second Amended and Restated Project and Approved Supplier Agreement dated as of April 28, 2002 and Letter Agreement, effective as of December 14, 2004, dated February 23, 2005, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, Harlan Bakeries, Inc., Hal P. Harlan, Hugh P. Harlan and Doug H. Harlan (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2)(19)

10.40

First Lien Credit Agreement dated January 26, 2006, among the Registrant, Bear, Stearns & Co. Inc. (“Bear Stearns”), as sole lead arranger, Wells Fargo Foothill, Inc., as administrative agent and the other lenders from time to time parties thereto(24)

10.41

Second Lien Credit Agreement dated January 26, 2006, among the Registrant; Bear Stearns, as sole lead arranger, Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders from time to time parties thereto(24)

10.42	Subordinated Credit Agreement dated January 26, 2006, among the Registrant, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and any other lenders from time to time parties thereto(24)
21.1	List of Subsidiaries*
31.1

Certification of Principal Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2006*

31.2

Certification of Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2006*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

*                    Filed or furnished herewith.

+                    Management contract.

(1)          Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (33-95764).

(2)          Incorporated by reference from Registrant’s Current Report on Form 8-K dated June 7, 1999.

(3)          Incorporated by reference from Registrant’s Current Report on Form 8-K dated September 7, 1999.

(4)          Incorporated by reference from Registrant’s Current Report on Form 8-K dated January 17, 2001.

(5)          Incorporated by reference from Registrant’s Current Report on Form 8-K dated March 29, 2001.

(6)          Incorporated by reference from Registrant’s Current Report on Form 8-K dated July 3, 2001.

(7)          Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed on May 14, 2003.

(8)          Incorporated by reference from Registrant’s Form S-4 Registration Statement (File No. 333-107894), filed on August 12, 2003.

(9)          Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as schedule 1 to annex B.

(10)   Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as annex D.

(11)   Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as annex E.

(12)   Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as annex F.

(13)   Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as annex G.

(14)   Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as annex H.

(15)   Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as annex I.

(16)   Incorporated by reference from Registrant’s Form S-4 Registration Statement (File No. 333-107894), filed on September 19, 2003.

(17)   Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on January 5, 2004.

(18)   Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2003, filed on March 26, 2004.

(19)   Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2004, filed on March 11, 2005.

(20)   Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex A.

(21)   Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex B.

(22)   Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex C.

(23)   Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex D.

(24)   Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on February 1, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
Date: March 10, 2006	By:	/s/ Paul J.B. Murphy, III
Paul J. B. Murphy, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2006.

Signature	Title
/s/ Paul J.B. Murphy, III	President, Chief Executive Officer and Director
Paul J.B. Murphy, III	(Principal Executive Officer)
/s/ Richard P. Dutkiewicz	Chief Financial Officer
Richard P. Dutkiewicz	(Principal Financial and Accounting Officer)
/s/ Michael W. Arthur	Director
Michael W. Arthur
/s/ E. Nelson Heumann	Director
E. Nelson Heumann
/s/ James W. Hood	Director
James W. Hood
/s/ Frank C. Meyer	Director
Frank C. Meyer
/s/ S. Garrett Stonehouse, Jr.	Director
S. Garrett Stonehouse, Jr.
/s/ Leonard Tannenbaum	Director
Leonard Tannenbaum