Form 10-Q
period 2006-04-04
NEW WORLD RESTAURANT GROUP INC
filed 2006-05-11
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2006

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

As of May 5, 2006, 10,087,963 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

April 4, 2006

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 4, 2006 AND JANUARY 3, 2006

(in thousands, except share information)

(unaudited)

	April 4, 2006	January 3, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,847	$1,556
Restricted cash	2,643	2,554
Franchise and other receivables, net of allowance of $591 and $480, respectively	4,982	5,506
Inventories	4,966	5,072
Prepaid expenses and other current assets	5,121	4,506
Total current assets	21,559	19,194

Restricted cash long-term	595	595
Property, plant and equipment, net	31,867	33,359
Trademarks and other intangibles, net	65,761	67,717
Goodwill	4,875	4,875
Debt issuance costs and other assets, net	5,791	5,184
Total assets	$130,448	$130,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,658	$5,848
Accrued expenses	26,711	24,789
Short term debt and current portion of long-term debt	2,180	280
Current portion of obligations under capital leases	59	19
Total current liabilities	34,608	30,936

Senior notes and other long-term debt, net of discount	168,042	160,560
Obligations under capital leases	126	29
Other liabilities	8,742	8,610
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	268,518	257,135
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.001 par value; 15,000,000 shares authorized; 10,065,072 and 10,065,072 shares issued and outstanding	10	10
Additional paid-in capital	176,183	176,018
Unamortized stock compensation	—	(68)
Accumulated deficit	(314,263)	(302,171)
Total stockholders’ deficit	(138,070)	(126,211)
Total liabilities and stockholders’ deficit	$130,448	$130,924

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FIRST QUARTER ENDED APRIL 4, 2006 AND MARCH 29, 2005

(in thousands, except earnings per share and related share information)

(unaudited)

	April 4, 2006	March 29, 2005
Revenues:
Retail sales	$90,580	$86,859
Manufacturing revenues	5,021	4,994
Franchise and license related revenues	1,475	1,442

Total revenues	97,076	93,295
Cost of sales:
Retail costs	73,526	71,430
Manufacturing costs	5,005	4,707

Total cost of sales	78,531	76,137

Gross profit	18,545	17,158

Operating expenses:
General and administrative expenses	10,561	8,680
Depreciation and amortization	6,004	6,708
Loss on sale, disposal or abandonment of assets, net	21	4
Integration and reorganization cost	—	5
Impairment charges and other related costs	76	97

Income from operations	1,883	1,664

Other expense (income):
Interest expense, net	5,209	5,919
Prepayment penalty upon redemption of $160 Million Notes	4,800	—
Write-off of debt issuance costs upon redemption of $160 Million Notes	3,956	—
Other	10	(57)

Loss before income taxes	(12,092)	(4,198)

Provision for income taxes	—	—

Net loss	$(12,092)	$(4,198)

Net loss per common share – Basic and Diluted	$(1.20)	$(0.43)

Weighted average number of common shares outstanding:
Basic and Diluted	10,065,072	9,848,713

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIRST QUARTER ENDED APRIL 4, 2006 AND MARCH 29, 2005

(in thousands)

(unaudited)

	April 4, 2006	March 29, 2005
OPERATING ACTIVITIES:
Net loss	$(12,092)	$(4,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,004	6,708
Stock based compensation expense	216	17
Loss, net of gains, on disposal of assets	21	4
Impairment charges and other related costs	76	97
Integration and reorganization costs	—	5
Provision for (recovery of) losses on accounts receivable, net	128	(91)
Amortization of debt issuance and debt discount costs	227	462
Write-off of debt issuance costs	3,956	—
Changes in operating assets and liabilities:
Franchise and other receivables	396	1,638
Accounts payable and accrued expenses	1,732	(9,960)
Other assets and liabilities	(528)	(970)

Net cash provided by (used in) operating activities	136	(6,288)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,559)	(2,178)
Proceeds from the sale of equipment	48	75

Net cash used in investing activities	(2,511)	(2,103)

FINANCING ACTIVITIES:
Proceeds from line of credit	11	5,415
Repayments of line of credit	(11)	(5,430)
Repayment of other borrowings	—	(5)
Payments under capital lease obligations	(4)	—
Repayment of notes payable	(160,000)	—
Borrowings under First Lien	80,000	—
Borrowing under Second Lien	65,000	—
Borrowings under Subordinated Note	24,375	—
Debt issuance costs	(4,705)	—

Net cash provided by (used in) financing activities	4,666	(20)

Net increase (decrease) in cash and cash equivalents	2,291	(8,411)
Cash and cash equivalents, beginning of period	1,556	9,752
Cash and cash equivalents, end of period	$3,847	$1,341

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarter ended April 4, 2006 and March 29, 2005

1.                  Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of April 4, 2006, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Einstein Bros. Café, Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of April 4, 2006 and for the quarters ended April 4, 2006 and March 29, 2005 have been prepared without audit. The balance sheet information as of January 3, 2006 has been derived from our audited financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 3, 2006. We believe that the disclosures are sufficient for interim financial reporting purposes.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net loss or financial position as previously reported.

2.                  Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

Effective January 4, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by APB No. 25 and related interpretations, in accounting for our fixed award stock options to our employees. As such, compensation expense was recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We applied the fair value-basis of accounting as prescribed by SFAS No. 123 in accounting for our fixed award stock options to our consultants. Under SFAS No. 123, compensation expense was recognized based on the fair value of stock options granted.

Because we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we will recognize compensation cost, over the requisite service period, relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates have been estimated for all options, as required by SFAS No. 123R.

Our stock-based compensation cost for first quarter of 2006 and 2005 was $216,000 and $17,000, respectively and has been included in general and administrative expenses. The impact of adoption of SFAS 123R had the effect of increasing our loss per share by $0.02 for first quarter 2006. No tax benefits were recognized for these costs due to our recurring losses. Results for the 2005 first quarter have not been restated. Had compensation cost for stock options granted to employees been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

Quarter ended:
March 29, 2005
Net loss, as reported	$(4,198)
Deduct: fair value based compensation expense	(153)
Pro forma net loss	(4,351)
Basic and diluted loss per common share:
As reported	$(0.43)
Pro forma	$(0.44)

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter ended:
	April 4, 2006	March 29, 2005
Expected life of options from date of grant	4.0 years	4.0 years
Risk-free interest rate	4.35%	3.55%
Volatility	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%

The expected term of options is based upon evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group with consideration given to an evolving capital structure brought about by a series of de-levering mandatory prepayments under our new debt facility as further explained in Note 6. We have not historically issued any dividends and are precluded from doing so under our debt covenants.

Stock Option Plans

1994 and 1995 Plans

Our 1994 Stock Plan (1994 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. At April 4, 2006, options to purchase 17 shares of common stock at an exercise price of $210.71 per share and a remaining contractual life of 1.48 years remained outstanding under this plan.

Our 1995 Directors’ Stock Option Plan (Directors’ Option Plan) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors’ Option Plan. At April 4, 2006, options to purchase 1,328 shares of common stock at a weighted average exercise price of $49.08 per share and a weighted average remaining contractual life of 3.15 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, amended on December 19, 2003 (2003 Plan). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 1,150,000 shares issuable pursuant to options granted under the 2003 Plan. Options are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and performance conditions. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 431,695 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. We expect that all of the non-vested awards at April 4, 2006 will vest based on company performance. As of April 4, 2006, there were 260,986 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, (2004 Directors’ Plan). Our board of directors may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of April 4, 2006, there were 94,192 shares reserved for future issuance under the 2004 Directors’ Plan.

Thirteen week period ended March 30, 2004 and April 1, 2003

Transactions during the first quarter of fiscal 2006 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, January 4, 2006	997,152	$3.31
Granted	117,500	4.50
Exercised	—	—
Forfeited	(102,500)	2.46
Outstanding, April 4, 2006	1,012,152	$3.53	7.92	$5,521,947
Exercisable, April 4, 2006	353,237	$3.82	6.72	$1,825,437

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 4, 2006	643,915	$2.13
Granted	117,500	$3.19
Vested	—	$—
Forfeited	(102,500)	$1.73
Non-vested shares, April 4, 2006	658,915	$2.39

At April 4, 2006, we have approximately $0.7 million of total unrecognized compensation cost related to non-vested awards granted under our option plans, which we expect to recognize over a weighted average period of ten months. Total compensation costs related to the options outstanding as of April 4, 2006 will be fully recognized by first quarter of fiscal 2009.

Quarter ended April 4, 2006 and March 29, 2005

3.              Supplemental Cash Flow Information

	April 4,	March 29,
	2006	2005
	(in thousands of dollars)
Cash paid during the period for:
Interest	$3,570	$10,583
Prepayment penalty upon redemption of $160 Million Notes	$4,800	$—

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$141	$—

4.              Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	April 4,	January 3,
	2006	2006
	(in thousands of dollars)
Finished goods	$3,619	$4,558
Raw materials	1,347	514
Total inventories	$4,966	$5,072

5.                 Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan. Other intangibles consist mainly of trademarks, trade secrets and patents.

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets, requires a two-step approach for testing impairment of goodwill. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For other indefinite lived intangibles, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value. Intangible assets not subject to amortization consist primarily of the Einstein Bros. and Manhattan trademarks.

Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives and consist primarily of patents used in our manufacturing process. Amortization expense is calculated using the straight-line method over the estimated useful lives of approximately 5 years. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Trademarks and other intangibles consist of the following (in thousands of dollars):

	April 4, 2006	January 3, 2006
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	—	1,082
Patents-manufacturing process	33,741	33,741
	39,126	40,208
Less accumulated amortization:
Trade secrets	5,117	4,847
Trademarks	—	1,082
Patents-manufacturing process	32,054	30,368
	37,171	36,297
Total amortizing intangibles, net	$1,955	$3,911

Non-amortizing intangibles:
Trademarks	63,806	63,806
Total trademarks and other intangibles, net	$65,761	$67,717

During the first quarter of 2006, there were no events or changes in circumstances that indicated that our intangible assets might be impaired or may not be recoverable.

The remaining aggregate amortization expense of $1.96 million is to be fully amortized during the second quarter of fiscal year 2006.

6.                 Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consists of the following (in thousands of dollars):

	April 4, 2006	January 3, 2006

$80 Million First Lien Term Loan	$80,000	$—
$65 Million Second Lien Term Loan	65,000	—
$25 Million Subordinated Note	24,382	—
$160 Million Notes	—	160,000
New Jersey Economic Development Authority Note Payable	840	840
	$170,222	$160,840
Less current portion of senior notes and other long-term debt	2,180	280
Senior notes and other long-term debt	$168,042	$160,560

Debt Redemption and Refinancing

On February 28, 2006, we completed the refinancing of the AmSouth Revolver and $160 Million Notes. Our new debt obligations consist of the following:

•                  $15 million revolving credit facility (Revolving Facility);

•                  $80 million first lien term loan (First Lien Term Loan);

•                  $65 million second lien term loan (Second Lien Term Loan); and

•                  $25 million subordinated note (Subordinated Note).

Proceeds from the new debt facility were used to repay the $160 Million Notes plus a 3% redemption premium of $4.8 million and accrued and unpaid interest to the redemption date.

Revolving Facility

The Revolving Facility has a maturity date of March 31, 2011 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease up to 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% or LIBOR plus 3.00%. This facility may be used in whole or in part for letters of credit. As of April 4, 2006, the stated interest rate under the Revolving Facility was at prime plus 2.00%, or 9.75%.

In the event that we have not extended the maturity date of the Mandatorily Redeemable Series Z Preferred Stock (Series Z) to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the Revolving Facility will mature on December 30, 2008.

We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our consolidated leverage ratio with a minimum and maximum applicable margin of 2.75% and 3.25%, respectively, plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At April 4, 2006, we had $6.8 letters of credit outstanding. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers’ compensation claims. Our availability under the Revolving Facility was $8.2 million at April 4, 2006.

The Revolving Facility contains usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries. The Revolving Facility and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. As of April 4, 2006, we were in compliance with all our financial and operating covenants.

Approximately $0.4 million in debt issuance costs have been capitalized and are being amortized using the straight-line method over the term of the Revolving Facility.

First Lien Term Loan

The First Lien Term Loan has a maturity date of March 31, 2011 and provides for a floating interest rate based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is prime plus 2.00% or LIBOR plus 3.00% and is payable in arrears quarterly or at the LIBOR date, dependent upon the rate in effect. As of April 4, 2006, the stated interest rate under the First Lien Term Loan was at LIBOR plus 3.00%, or 7.98% and the effective interest rate was 8.51%. The facility is fully amortizing with quarterly principal reductions over the term of the loan as follows:

For the 2006 fiscal year ending January 2, 2007	$1.425 million
For the 2007 fiscal year ending January 1, 2008	$3.325 million
For the 2008 fiscal year ending December 30, 2008	$5.950 million
For the 2009 fiscal year ending December 29, 2009	$11.250 million
For the 2010 fiscal year ending December 28, 2010	$32.150 million
For the 2011 fiscal quarter ending March 29, 2011	$25.900 million

In addition to the repayment schedule discussed above, the First Lien Term Loan also requires additional principal reductions based upon a percentage of excess cash flow as defined in the loan agreement in any fiscal year. The First Lien Term Loan also provides us the opportunity to repay the Second Lien Term Loan or the Subordinated Note with the proceeds of a capital stock offering provided that certain consolidated leverage ratios are met.

In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the First Lien Term Loan will mature on December 30, 2008.

The First Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries. The First Lien Term Loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. As of April 4, 2006, we were in compliance with all our financial and operating covenants.

Approximately $2.1 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the First Lien Term Loan.

Second Lien Term Loan

The Second Lien Term Loan has a maturity date of February 28, 2012 and provides for a floating interest rate based upon the prime rate plus 5.75% or LIBOR plus 6.75%. Interest is payable in arrears on a quarterly basis. As of April 4, 2006, the stated interest rate under the Second Lien Term Loan was 11.73% and the effective interest rate was 12.21%. The Second Lien Term Loan has a prepayment penalty of 2.0% and 1.0% of the amount of any such optional prepayment that occurs prior to the first or second anniversary date, respectively. The Second Lien Term Loan requires principal reductions based upon a percentage of excess cash flow (as defined in the credit agreement) in any fiscal year and is also subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by March 30, 2009, then the Second Lien Term Loan will mature on March 30, 2009.

The Second Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries. The Second Lien Term Loan and the related guarantees are secured by a second priority security interest in all our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. As of April 4, 2006, we were in compliance with all our financial and operating covenants.

Approximately $1.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Second Lien Term Loan.

Subordinated Note

The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. As of April 4, 2006, the effective interest rate was 14.53%. The Subordinated Note is held by Greenlight Capital and its affiliates (collectively referred to as Greenlight). Based on an original issue discount of 2.5%, proceeds of approximately $24.4 million were loaned to the Company. The Subordinated Note is subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2013 or redeemed the Series Z by June 29, 2009, then the Subordinated Note will mature on June 29, 2009.

The Subordinated Note has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The loan is guaranteed by our material subsidiaries. The Subordinated Note is unsecured. As of April 4, 2006, we were in compliance with all our financial and operating covenants.

Approximately $0.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Subordinated Note. The debt discount of $625,000 is accretive to the Subordinated Note and is amortized to interest expense using the effective interest method over the term of the Subordinated Note.

$160 Million Notes

On July 8, 2003, we issued $160 million of 13% senior secured notes maturing on July 1, 2008 (“$160 Million Notes”). On February 28, 2006, the $160 Million Notes were replaced with $170 million in new term loans as discussed above.

The $160 Million Notes were guaranteed, fully and unconditionally, jointly and severally, by us and all present and future subsidiaries of ours and were collateralized by substantially all of our assets in which we had an interest. Pursuant to an Intercreditor Agreement, the $160 Million Notes were subordinate to the AmSouth Revolver as described below.

The $160 Million Notes contained certain covenants, which, among others, included certain financial covenants such as limitations on capital expenditures and minimum EBITDA as defined in the agreement. The covenants also precluded the declaration and payment of dividends or other distributions to holders of our common stock. These covenants were measured on a rolling twelve-month period and fiscal quarter basis, respectively. This debt contained usual and customary default provisions.

Interest payments under the $160 Million Notes were payable in arrears at the rate of 13% per year on July 1 and January 1, commencing January 1, 2004. The notes were redeemable, at our option, in whole or in part at any time after July 1, 2004 at the following redemption prices (as expressed in percentages of the principal amount):

Commencing on July 1,	Percentage
2004	104.0%
2005	103.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%

Debt issuance costs were capitalized and amortized using the effective interest method over the term of the $160 Million Notes. During the first quarter ended April 4, 2006, debt issuance costs were written off in the amount of $3.8 million.

AmSouth Revolver

On July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank (“AmSouth Revolver”). On February 28, 2006, the AmSouth Revolver was replaced with a new $15 million revolving credit facility as discussed above.

The AmSouth Revolver was collateralized by substantially all of our assets in which we had an interest and was senior to the $160 Million Notes pursuant to an Intercreditor Agreement.

The AmSouth Revolver contained certain covenants, which, among others, included certain financial covenants such as limitations on capital expenditures, operating lease obligations, minimum EBITDA as defined in the agreement, operating cash flow coverage ratio and minimum net worth. The covenants also precluded the declaration and payment of dividends or other distributions to holders of our common stock. These covenants were measured on a rolling twelve-month period at each fiscal quarter or annually at year-end. Additional covenant restrictions existed if the total borrowings, including outstanding letters of credit exceeded $10.0 million. This debt also contained usual and customary default provisions.

Interest payments under the AmSouth Revolver were payable in arrears on the first of each month. The net borrowings under the AmSouth Revolver bore an interest rate equal to the base rate plus an applicable margin with the base rate being the AmSouth Bank “prime rate” and the applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 0.5% and 2.5% respectively.

We were required to pay an unused credit line fee of 0.50% per annum on the average daily unused amount. The unused line fee was payable monthly in arrears. Additionally, we were required to pay a letter of credit fee based on the average daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our fixed charge coverage ratio with a minimum and maximum applicable margin of 2.0% and 4.5% respectively. Letters of credit reduced our availability under the AmSouth Revolver.

Debt issuance costs were capitalized and amortized using the effective interest method over the term of the AmSouth Revolver. During the first quarter ended April 4, 2006, debt issuance costs were written off to interest expense in the amount of $0.2 million.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the April 4, 2006 and January 3, 2006 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

7.                   Net Loss Per Common Share

In accordance with SFAS No. 128, Earnings per Share, we compute basic net loss per common share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands of dollars, except per share data):

	Quarter ended:
	April 4,	March 29,
	2006	2005
Weighted average shares outstanding	10,065,072	9,848,713

Net loss	$(12,092)	$(4,198)

Basic and diluted net loss per share	$(1.20)	$(0.43)

Stock options and warrants to purchase an aggregate of 1,750,941, and 1,726,154 shares of common stock were outstanding as of April 4, 2006 and March 29, 2005 respectively. These stock options and warrants were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

8.                  Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Future tax benefits are subject to a valuation allowance when we are unable to conclude that our deferred income tax assets will more likely than not be realized from the results of operations. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on our history of losses and the uncertainty of future taxable income, we believe it more likely than not that we will not realize benefits of these deductible differences as of April 4, 2006. Accordingly, deferred tax assets resulting from these net operating losses have been fully reserved.

To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL’s) for tax purposes. Our NOL’s are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. In the near term, we believe our income from operations will benefit from the reduction in our depreciation and amortization expense, as well as a savings from the reduction in the interest rate on our debt facility for the following reasons:

•                  Depreciation and amortization expense is predominately related to the assets of Einstein and Noah Corporation that we acquired in bankruptcy proceedings in June 2001. The majority of these assets and all of our amortizing intangibles will become fully depreciated or amortized in July 2006. Accordingly, on a prospective basis, our depreciation and amortization expense will decrease substantially. Based on our current run rates for capital expenditures, our existing base of assets, and our projections for new purchases of fixed assets, we believe our annual rate of depreciation expense will approximate $12 million to $15 million in the near term.

•                  As further discussed in Note 6, on February 28, 2006 we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. We replaced it with $170 million in new term loans and a $15 million revolving credit facility effectively reducing our effective interest rate from 13.9% to a weighted-average effective interest rate of 10.2% as of April 4, 2006. Assuming no significant change in the volume or composition of debt at April 4, 2006, we believe the refinancing will reduce our annual cost of borrowing by $3.0 million or more per year based on current LIBOR rates.

In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. As we move closer toward achieving net income, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. Upon conclusion that our prospects for the realization of our deferred tax assets are more likely than not, we would then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•                  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Achievement of approximately two years of net income before tax, with a carryback and carryforward review of our performance over the same period of time in which profits have been sustained.

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of April 4, 2006, net operating loss carryforwards of $164.4 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

9.                   Impairment Charges

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted future cash flows, considering location, local competition, current restaurant management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows or the expected proceeds, net of costs to sell, upon sale of the asset. During the first quarter ended April 4, 2006, we recorded $76,000 in impairment charges related to company-owned stores.

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

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of April 4, 2006, we had outstanding guarantees of indebtedness under certain leases of approximately $0.5 million. Approximately $78,000 is reflected in our accrued expenses in our consolidated balance sheet at April 4, 2006 for probable losses related to these guarantees.

Insurance

We are insured for losses related to health, general liability and workers’ compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates our financial results could be favorably or unfavorably impacted.  The estimated liability is included in accrued expenses in our consolidated balance sheets.

11.    Recent Accounting Pronouncements

On October 6, 2005, the FASB released FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense allocated on a straight-line basis over the lease term. This accounting is consistent with our current practice.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

12.    Related Party Transactions

E. Nelson Heumann is the chairman of our board of directors and is a current employee of Greenlight Capital, Inc.  Greenlight and its affiliates beneficially own approximately 95 percent of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our company occurs.

Greenlight owned $35.0 million of our $160 Million Notes when we called the Notes for redemption in January 2006. The Notes were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 6.

We entered into the Subordinated Note with Greenlight as further described in Note 6. The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%.

Leonard Tannenbaum, a director, is a limited partner and 10% owner in BET. BET purchased $7.5 million of our $160 Million Notes and Mr. Tannenbaum purchased an additional $0.5 million of our $160 Million Notes in the market. In January 2006, Mr. Tannenbaum and BET’s Notes were called for redemption and were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 6.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis supplements the management’s discussion and analysis in our Annual Report on Form 10-K for the year ended January 3, 2006 and presumes that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward looking statements.

Critical Accounting Policy and Estimate

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the fair value of those awards on the date of grant (with limited exceptions).

Effective January 4, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by APB No. 25 and related interpretations, in accounting for our fixed award stock options to our employees. As such, compensation expense was recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We applied the fair value basis of accounting as prescribed by SFAS No. 123 in accounting for our fixed award stock options to our consultants. Under SFAS No. 123, compensation expense was recognized based on the fair value of stock options granted.

Because we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we will recognize compensation cost, over the requisite service period, relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates have be estimated for all options, as required by SFAS No. 123R.

We use the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 6 months to 3 years and have contractual terms to exercise of 5 to 10 years. The expected term of options is based upon evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group with consideration given to an evolving capital structure brought about by a series of de-levering mandatory prepayments under our new debt facility as further explained in Note 6 to the consolidated financial statements. We have not historically issued any dividends and are precluded from doing so under our debt covenants.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter ended:
	April 4,	March 29,
	2006	2005
Expected life of options from date of grant	4.0 years	4.0 years
Risk-free interest rate	4.35%	3.55%
Volatility	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%

Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses do have an impact on our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating our performance.

Company Overview

We believe we are a leader in the fast casual segment of the restaurant industry. We specialize in high-quality foods for breakfast and lunch in a casual atmosphere with a neighborhood emphasis. Our product offerings include fresh baked bagels and hot breakfast sandwiches, cream cheese and other spreads, specialty coffees and teas, creative soups, salads and sandwiches, among other things. We operate and license locations primarily under the Einstein Bros. and Noah’s brand names, and franchise locations primarily under the Manhattan brand name. We also operate a dough production facility. We view our primary business as operating, franchising and licensing strong restaurant brands in the marketplace. Our manufacturing operations support our main business focus but allow us to leverage our inherent cost structure by sales to third parties and to enhance our brands through new product channels.

Significant Events, Trends or Uncertainties Expected to Impact 2006 Results

The following factors represent current trends or uncertainties that may impact operating performance or could cause reported financial information not to be indicative of future operating results or future financial condition.

Revenue

We will continue to focus on our core strengths in bagels, the breakfast daypart, and on quality, speed of service, order accuracy and customer interaction. We also intend to expand our existing catering programs, increase customer awareness of our retail products, emphasize bundling products such as “Sweeten the Deal,” (adding on a beverage and a bakery product, such as a cookie) and highlight favorite products such as our egg sandwiches. We believe these initiatives will positively impact check averages and drive transaction counts in future periods.

Expenses

Our expenses are generally affected by the following major categories:

•      Changing prices for agricultural commodities;

•      Rising energy and packaging costs;

•      Increasing labor costs; and

•      Increasing tax rates and costs of compliance with regulatory requirements.

We experienced slight decreases in dairy prices during 2005, but the decrease was offset by increases in commodity costs for coffee, flour and packaging. Flour represents the most significant raw ingredient we purchase and we believe the cost of this commodity, as well as others, will continue to increase in 2006. Additionally, we believe the cost of produce may increase as a result of the damage to crops caused by hurricanes and other adverse weather-related events.

Rising energy costs affect our utility bills, distribution costs and packaging costs, because of their dependence upon petroleum products.  We experienced increases in the cost for energy and packaging materials during 2005 and believe such costs will continue to increase on average during 2006. During late 2005, we negotiated contract terms with a new distribution partner.  As a result, we experienced increased distribution costs beginning in the fourth quarter of 2005 that will continue throughout 2006.

Due to competition for personnel, limited availability in the labor pool, and changes in the federal overtime regulations, we anticipate we may experience an increase in hourly wages during 2006 contingent upon the number of overtime hours worked. We continue to make improvements in labor efficiencies that may help to offset increases in labor costs.

Certain states and local governments have increased both the rate and nature of taxes on businesses in their regions. These increased taxes include real estate and property taxes, state and local income taxes, and various employment taxes.

Changes in any of the aforementioned categories could directly impact the profitability of our company-owned locations, manufacturing operations or distribution channels. Increases in any of these expense trends in the near future may contribute to degradation in our profit margins until such time as we are able to pass on increased costs to our consumers.

Impact of Inflation

We have not experienced a significant overall impact from inflation. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates slightly above the applicable federal or state minimum wage. Food costs as a percentage of sales have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

Properties

The following table details the total restaurants open at the end of the respective first quarter:

	Company
	owned	Licensed	Franchised	Total
Einstein Bros. :
2006	358	69	—	427
2005	370	57	—	427
Noah’s:
2006	72	3	—	75
2005	76	3	—	79
Manhattan:
2006	—	—	107	107
2005	—	—	138	138
Chesapeake:
2006	—	—	6	6
2005	—	—	25	25
New World Coffee:
2006	2	—	4	6
2005	3	—	7	10
Total Restaurants:
2006	432	72	117	621
2005	449	60	170	679

Results of Operations

This table sets forth, for the periods indicated, certain amounts included in our consolidated statements of operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

			Increase
	For the first quarter ended:		(Decrease)	For the first quarter ended:
	(in thousands of dollars)		2006	(percent of total revenue)
	2006	2005	vs. 2005	2006	2005
Revenues:
Retail sales	90,580	86,859	4.3%	93.3%	93.1%
Manufacturing revenues	5,021	4,994	0.5%	5.2%	5.4%
Franchise and license related revenues	1,475	1,442	2.3%	1.5%	1.5%
Total revenues	97,076	93,295	4.1%	100.0%	100.0%

Cost of sales:
Retail costs	73,526	71,430	2.9%	75.7%	76.6%
Manufacturing costs	5,005	4,707	6.3%	5.2%	5.0%
Total cost of sales	78,531	76,137	3.1%	80.9%	81.6%

Gross profit:
Retail	17,054	15,429	10.5%	17.6%	16.5%
Manufacturing	16	287	(94.4)%	0.0%	0.3%
Franchise and license	1,475	1,442	2.3%	1.5%	1.5%
Total gross profit	18,545	17,158	8.1%	19.1%	18.4%

General and administrative expenses	10,561	8,680	21.7%	10.9%	9.3%
Depreciation and amortization	6,004	6,708	(10.5)%	6.2%	7.2%
Loss on sale, disposal or abandonment of assets, net	21	4	*	0.0%	0.0%
Integration and reorganization cost	—	5	*	0.0%	0.0%
Impairment charges and other related costs	76	97	(21.6)%	0.1%	0.1%
Income from operations	1,883	1,664	13.2%	1.9%	1.8%
Other expense (income):
Interest expense, net	5,209	5,919	(12.0)%	5.4%	6.3%
Prepayment penalty upon redemption of $160 Million Notes	4,800	—	*	4.9%	0.0%
Write-off of debt issuance costs upon redemption of $160 Million Notes	3,956	—	*	4.1%	0.0%
Other, net	10	(57)	*	0.0%	(0.1)%
Net loss	(12,092)	(4,198)	188.0%	(12.5)%	(4.5)%

* not meaningful

Retail Operations

Retail revenues for the first quarter ended 2006 were slightly above our expectations. Revenue improved 4.3% when compared to the first quarter ended 2005. Our comparable store sales increase of 6.2% consisted of a 6.3% increase in average check partially offset by a 0.1% reduction in transactions. The increase in average check was primarily related to a system-wide price increase coupled with a slight shift in product mix to higher priced items, including our “Sweeten the Deal” bundling offer (adding on a beverage and a bakery product such as a cookie). Comparable store sales represent sales at restaurants open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales or as “comp sales” within the restaurant industry.

The following table summarizes the elements of comparable store sales for each quarter in fiscal 2005 and the first quarter ended 2006:

	Comparable	Average
Period	Store Sales	Check	Transactions
First quarter, fiscal 2005	4.6%	6.4%	(1.7)%
Second quarter, fiscal 2005	6.3%	6.0%	0.3%
Third quarter, fiscal 2005	5.9%	5.5%	0.4%
Fourth quarter, fiscal 2005	3.9%	3.8%	0.1%
First quarter, fiscal 2006	6.2%	6.3%	(0.1)%

We believe we can improve our transaction counts and bring further awareness to our brand by focusing on improvements in the operation of our restaurants including initiatives in customer service (accuracy, friendliness and speed of service), overall store appearance and further development of catering programs in selected markets.

Our retail gross profit increased 10.5% for the first quarter ended 2006 when compared to the first quarter 2005 primarily driven by an increase in revenues. Our retail margins are impacted by various store-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Because certain elements of cost of sales such as rent, utilities, property taxes and manager salaries are fixed in nature, incremental sales positively impact gross profit. During the first quarter of 2006, the increase in company owned retail sales over the comparable period contributed approximately $3.4 million of store contribution margin related to the increased sales. This margin increase was partially offset by approximately $1.0 million in additional marketing expenses, $0.2 million in additional bonuses payable to restaurant managers due to improved operating performance and $0.6 million in additional workers’ compensation charges. Depreciation, amortization and income taxes do not impact our retail margins.

We continually review the performance of each of our restaurants in deciding whether to provide additional capital and other resources to that restaurant. Additionally, we review market level and individual site level models to allow for strategic growth and portfolio rationalization decisions based on sound metrics. These models were built based on consumer research conducted at our company owned Einstein Bros. locations and external demographic, psychographic and competitive databases. We consider various factors such as local market conditions, distribution and supply chain channels, competition, comparable store sales, store-level cash flows and existing lease terms. Based on the store-level considerations, we then review the economic and financial costs of exiting poorly performing locations (where the leases permit cessation of operations) or sub-leasing the location to a third party. We also consider the long-term options of locations that perform at break-even or slightly above break-even.  As a result of our strategic review, we have deliberately reduced our store count based on business decisions supported by quantitative data in an effort to improve our overall profitability. We also believe these efforts will identify markets for future store growth, allow us to better focus our time and resources, re-invest in our existing business and contribute to long-term sustainable growth in free cash flow (cash generated from operations less capital expenditures).

Manufacturing Operations

Our manufacturing operations predominately support our company-operated stores and generate revenue from the sale of food products to franchisees, licensees and third-party distributors. For the first quarter of 2006 and 2005, our manufacturing margins represented less than 1.0% of total revenues. Our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. The profit derived from our manufacturing operations represents third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs. All inter-company transactions have been eliminated during consolidation.

Franchise and License Operations

Revenues for the franchised and licensed segment consist primarily of initial fees and royalty income earned as a result of operation of franchise and license restaurants.  The improvement in franchise and license related revenue is predominately driven by slight increases in comparable store sales in our Manhattan Bagel franchise and Einstein Bros. licensed locations.

Other Operating Expenses

Our general and administrative expenses increased 21.7%, or $1.9 million, for the first quarter of 2006 when compared to the first quarter of 2005. Contributing to the increase was approximately $0.1 million in bonus wages payable to corporate office staff due to improved operating performance, $0.2 million in severance, and $0.2 million in expenses related to the costs of transitioning to a new distributor. Additionally, we incurred approximately $0.5 million for our first annual leadership summits for our Einstein Bros. and Noah’s general managers and our Manhattan Bagel franchisees. The first quarter of 2005 included a one-time benefit of approximately $0.2 million from the reversal of a prior period charge to bad debt expense due to stronger than previously forecasted collections on franchise receivables.

Due to the adoption of SFAS 123R and applying the modified prospective transition method in the first quarter of 2006, we recorded $0.2 million in stock based compensation expense which is included in general and administrative expenses. Prior to the adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting for which no compensation expense was recorded as the current market price of the underlying common stock was equal to or less than the exercise price of the option on the date of grant.

Depreciation and amortization expenses decreased 10.5%, or $0.7 million, for the first quarter of 2006 when compared to the first quarter of 2005. The decrease is primarily due to a portion of our asset base becoming fully depreciated. Depreciation and amortization expense is predominately related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001. The majority of these assets and all of our amortizing intangibles will become fully depreciated or amortized in July 2006. Accordingly, on a prospective basis, our depreciation and amortization expense will decrease substantially. Based on our current run rates for capital expenditures, our existing base of assets, and our projections for new purchases of fixed assets, we believe our annual rate of depreciation expense will approximate $12 million to $15 million in the near term.

On February 28, 2006, we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. We replaced this debt with $170 million in new term loans and a $15 million revolving credit facility effectively reducing our effective interest rate from 13.9% to a weighted-average effective interest rate of 10.2% as of April 4, 2006. For the first quarter ended 2006, we incurred $5.2 million in net interest expense compared to $5.9 million in 2005.  In addition, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium on the $160 Million Notes in the amount of $4.8 million.

Net operating losses generated in the current year from continuing operations resulted in no federal and state income tax liability for the first quarters ended 2006 and 2005. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL’s) for tax purposes.

Our NOL’s are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. In the near term, we believe our income from operations will benefit from the reduction in our depreciation and amortization expense, as well as a savings from the reduction in the interest rate on our debt facility as previously discussed.

In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. As we move closer toward achieving net income, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. Upon conclusion that our prospects for the realization of our deferred tax assets are more likely than not, we would then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•      The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•      Achievement of approximately two years of net income before tax, with a carryback and carryforward review of our performance over the same period of time in which profits have been sustained.

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of April 4, 2006, net operating loss carryforwards of $164.4 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow and have sufficient availability under our revolving credit facility to fund operations, capital expenditures and required debt and interest payments. Our inventory turns frequently since our products are perishable. Accordingly, our investment in inventory is minimal. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-operated restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-operated store performance compared with the same period in the prior year and our operating plan. We are continuously identifying and implementing initiatives to increase revenue as well as reduce costs, not only at the store operations level, but also within other disciplines such as supply chain, manufacturing operations and overhead. During 2006, we are focusing on the following initiatives:

•      new revenue initiatives related to our manufacturing and commissary operations;

•      expansion of our catering program;

•      a focus on labor costs and efficiencies;

•      price increases on certain menu items based upon competitive analysis and the cost of underlying ingredients;

•      refinement of merchandising to drive sales of higher margin items;

•      menu optimization to remove and/or modify slow moving products and thus reduce waste;

•      reductions in cost of goods sold through purchasing efficiencies; and

•      refinement of programs that monitor theoretical food cost.

Debt Facility

On February 28, 2006, we completed the refinancing of the AmSouth Revolver and $160 Million Notes. Our new financing consists of a:

•      $15 million revolving credit facility (Revolving Facility) maturing on March 31, 2011;

•      $80 million first lien term loan (First Lien Term Loan) maturing on March 31, 2011;

•      $65 million second lien term loan (Second Lien Term Loan) maturing on February 28, 2012; and

•      $25 million subordinated note (Subordinated Note) maturing on February 28, 2013.

Each of the loans requires the payment of interest in arrears on a quarterly basis commencing on March 31, 2006. Additionally, the First Lien Term Loan requires quarterly scheduled minimum principal reductions commencing June 30, 2006. In the event that we have not extended the maturity date of the Mandatorily Redeemable Series Z Preferred Stock (Series Z) to a date that is on or after July 26, 2012 (July 26, 2013 for the Subordinated Note) or redeemed the Series Z by various dates in 2008 and 2009, then each of the loans have various accelerated maturity dates beginning in December 2008. For an additional discussion regarding our new debt facility, see Note 6 to our consolidated financial statements included in Part I of this report.

Working Capital Deficit and Cash Flows

Our working capital deficit increased to $13.0 million at April 4, 2006 from $11.7 million at January 3, 2006, primarily due to short term classification of principal payments due under our First Lien Term Loan. Due to increased profitability and the timing of operational receipts and payments, net cash of $0.1 million was provided by operating activities for the first quarter of fiscal 2006 compared to net cash of $6.3 million used in operating activities during the same period in fiscal 2005. Based upon our projections for 2006 and beyond, we believe that our various sources of capital, including availability under existing debt facilities, ability to raise additional financing, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations. If we are unable to generate sufficient cash flow to make payments on our debt, we may have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing our debt on terms that are not favorable to us or selling assets. We may not be able to accomplish any of these alternatives on satisfactory terms, if at all, and even if accomplished, they may not yield sufficient funds to service our debt.

During first quarter of 2006, we used approximately $2.6 million of cash to purchase additional property and equipment that included $0.3 million for new stores, $0.6 million for remodeling existing stores, $1.1 million for replacement and new equipment at our existing company-operated stores, $0.2 million for our manufacturing operations and less than $0.4 million for general corporate purposes. We anticipate that the majority of our capital expenditures for fiscal 2006 will be focused on our refresh and remodel strategy that includes updates of restaurant interiors and design flow. In addition, we plan to acquire additional equipment for new menu items and improvements in the speed of service, particularly during the morning day-part. We also plan to open 5 to 7 new company-owned restaurants during 2006 at an average capital investment of approximately $400,000 to $500,000 per location.

As a result of our refinancing of our $160 Million Notes with $170 million in new term loans in February 2006, we borrowed $169.4 million in term loans and incurred approximately $5.0 million in debt issuance costs. Upon closing of our new debt facility, we began amortizing these costs and the debt issuance costs related to our $160 Million Notes and AmSouth Revolver were written-off.

Contractual Obligations

There were no material changes to our contractual obligations during the first quarter of 2006. For information regarding our contractual obligations at January 3, 2006, see our Annual Report on Form 10-K for the fiscal year ended January 3, 2006.

Insurance

We are insured for losses related to health, general liability and workers’ compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates our financial results could be favorably or unfavorably impacted.  The estimated liability is included in accrued expenses in our consolidated balance sheets.

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of April 4, 2006, we had outstanding guarantees of indebtedness under certain leases of approximately $0.5 million. Approximately $78,000 is reflected in our accrued expenses in our consolidated balance sheet at April 4, 2006 for probable losses related to these guarantees.

Letters of Credit

We have $6.9 million in letters of credit outstanding under our Revolving Facility at April 4, 2006. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay certain workers compensation claims.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

During the first quarter ended 2006 and 2005, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt as of April 4, 2006 was principally comprised of the Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and Subordinated Note as further discussed in Note 6 to the consolidated financial statements included in Part I of this document. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our Revolving Facility, First Lien Term Loan and Second Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would increase our net loss by approximately $1.5 million annually, assuming no change in the volume or composition of debt at April 4, 2006. Currently, the interest rates on our First Lien Term Loan, Second Lien Term Loan and Revolving Facility are at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

We purchase certain commodities such as butter, cheese, coffee and flour. These commodities are generally purchased based upon market prices established with vendors. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices because our purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 4, 2006. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended April 4, 2006, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

NEW WORLD RESTAURANT GROUP, INC.

Item 1.    Legal Proceedings

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

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

The level of growth in comparable store sales significantly affects our sales growth and will be a critical factor affecting profit growth. The profit margin driven by comparable store sales enables fixed costs to be spread over a higher sales base. Our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to increase throughput, such as increasing the speed at which our employees serve each customer, and to build customer awareness of our menu offerings. It is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative and could adversely impact our sales and profit growth.

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

Our operations may be negatively impacted by adverse weather conditions and we may incur significant expenses related to the recovery of our temporarily damaged operations.

Due to extensive damage caused by Hurricanes Katrina and Rita, many of our company-owned locations in Florida and one licensed location in Louisiana were temporarily closed. We incurred labor and capital costs related to the reopening of our company-owned restaurants. To the extent that adverse weather conditions impact regions in which our company-owned, licensed or franchised restaurants are located, we could experience closures, delayed shipments, repair and restoration costs, food spoilage, increased food costs and other significant reopening costs, thereby adversely affecting our business. For example, hurricanes in some parts of the United States damaged tomato crops and drove prices higher. We may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating margins to deteriorate. The hurricanes also resulted in higher diesel and gasoline costs, affected consumer confidence and are likely to affect supply and distribution costs and near-term construction costs for our new stores and may affect our sales going forward.

We heavily depend on our suppliers.

We currently purchase our raw materials from various suppliers. We purchase a majority of our frozen bagel dough from Harlan Bakeries, Inc., who utilizes our proprietary processes and on whom we are dependent upon in the short-term. Additionally, we purchase all of our cream cheese from a single source. Although to date we have not experienced significant difficulties with our suppliers, our reliance on a limited number of suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to maintain a strong brand identity and a loyal consumer base.

Our contract with Harlan Bakeries, Inc. expires at the end of 2006 and we have an option to renew this contract.  We have issued a request for proposal from Harlan Bakeries, Inc. and other international and domestic vendors for our frozen bagel dough. If we cannot negotiate the same or lower pricing with our selected vendor, our frozen bagel dough costs could increase and have a negative impact on our results from operations.

We heavily depend on our distributors.

We depend on our network of distributors to distribute frozen bagel dough and other products and materials to our locations. If any one or more of our distributors fails to perform as anticipated, or if there is any disruption in any of our distribution relationships for any reason, it subjects us to a number of risks, including inadequate products delivered to our company-owned, franchised and licensed locations, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries. In addition, a decrease in the volume of products ordered from our distributors by our company-owned, franchised and/or licensed locations could increase our per product distribution costs. These risks could have a material adverse effect on our business, financial condition and results of operations.

During late 2005, we negotiated contract terms with a new distribution partner. We have experienced some transition issues at one new distribution center during 2006, but at this time we do not believe these issues will have an adverse effect on our results of operations. We are currently working with this distributor to resolve these issues.

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

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. In 2004 and 2005, Asian and European countries experienced outbreaks of avian flu and it is possible that it will continue to migrate to the United States where our restaurants are located. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned ourselves as a “neighborhood atmosphere” between home and work where people can gather together for human connection and high quality food. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gathering places to halt or delay the spread of disease. A regional or global pandemic might also adversely impact our business by disrupting or delaying production and delivery of products and materials in our supply chain and causing staff shortages in our restaurants. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people in a neighborhood atmosphere.

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

Our debt agreements contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, maintenance of the business, use of proceeds on sales of assets and consolidated leverage and fixed charge coverage ratios as defined in the agreements. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. We are subject to multiple economic, financial, competitive, legal and other risks that are beyond our control and could harm our future financial results. Any adverse effect on our business or financial results could affect our ability to maintain compliance with our debt covenants. A failure by us to comply with the covenants in the instruments and agreements governing our indebtedness could result in an event of default that, if not cured or waived, could result in all of our indebtedness becoming immediately due and payable, which could render us insolvent.

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

NEW WORLD RESTAURANT GROUP, INC.

Date:	May 11, 2006	By:	/s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	May 11, 2006	By:	/s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer