Form 10-Q
period 2006-07-04
NEW WORLD RESTAURANT GROUP INC
filed 2006-08-11
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

As of July    , 2006,         shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

July 4, 2006

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 4, 2006 AND JANUARY 3, 2006

(in thousands, except share information)

(unaudited)

	July 4,	January 3,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,738	$1,556
Restricted cash	2,404	2,554
Franchise and other receivables, net of allowance of $595 and $480, respectively	4,941	5,506
Inventories	4,742	5,072
Prepaid expenses and other current assets	4,988	4,506
Total current assets	21,813	19,194

Restricted cash long-term	579	595
Property, plant and equipment, net	30,964	33,359
Trademarks and other intangibles, net	63,806	67,717
Goodwill	4,875	4,875
Debt issuance costs and other assets, net	5,761	5,184

Total assets	$127,798	$130,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,275	$5,848
Accrued expenses	25,694	24,789
Short term debt and current portion of long-term debt	2,655	280
Current portion of obligations under capital leases	59	19
Total current liabilities	33,683	30,936

Senior notes and other long-term debt, net of discount	167,752	160,560
Obligations under capital leases	110	29
Other liabilities	8,503	8,610
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	267,048	257,135

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value; 25,000,000 shares authorized; 10,593,085 and 10,065,072 shares issued and outstanding	11	10
Additional paid-in capital	176,544	176,018
Unamortized stock compensation	—	(68)
Accumulated deficit	(315,805)	(302,171)
Total stockholders’ deficit	(139,250)	(126,211)

Total liabilities and stockholders’ deficit	$127,798	$130,924

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SECOND QUARTER AND YEAR TO DATE PERIODS ENDED JULY 4, 2006 AND JUNE 28, 2005

(in thousands, except earnings per share and related share information)

(unaudited)

	Second quarter ended:		Year to date ended:
	July 4,	June 28,	July 4,	June 28,
	2006	2005	2006	2005
Revenues:
Restaurant sales	$91,507	$91,116	$182,087	$177,975
Manufacturing revenues	4,960	4,641	9,981	9,635
Franchise and license related revenues	1,489	1,356	2,964	2,798

Total revenues	97,956	97,113	195,032	190,408

Cost of sales:
Restaurant costs	73,964	73,770	147,490	145,200
Manufacturing costs	5,502	4,193	10,507	8,900

Total cost of sales	79,466	77,963	157,997	154,100

Gross profit	18,490	19,150	37,035	36,308

Operating expenses:
General and administrative expenses	9,727	9,309	20,288	17,994
Depreciation and amortization	5,594	7,077	11,598	13,785
Loss (gain) on sale, disposal or abandonment of assets, net	(8)	161	13	165
Impairment charges and other related costs	7	1,182	83	1,279

Income from operations	3,170	1,421	5,053	3,085
Other expense (income):
Interest expense, net	4,712	5,773	9,921	11,692
Prepayment penalty upon redemption of $160 Million Notes	—	—	4,800	—
Write-off of debt issuance costs upon redemption of $160 Million Notes	—	—	3,956	—
Other	—	(69)	10	(126)

Loss before income taxes	(1,542)	(4,283)	(13,634)	(8,481)
Provision for income taxes	—	—	—	—

Net loss	$(1,542)	$(4,283)	$(13,634)	$(8,481)

Net loss per common share – Basic and Diluted	$(0.15)	$(0.43)	$(1.35)	$(0.86)

Weighted average number of common shares outstanding:
Basic and Diluted	10,171,236	9,860,886	10,118,154	9,854,799

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR TO DATE PERIODS ENDED JULY 4, 2006 AND JUNE 28, 2005

(in thousands)

(unaudited)

	July 4,	June 28,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(13,634)	$(8,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,598	13,785
Stock based compensation expense	408	34
Loss, net of gains, on disposal of assets	13	165
Impairment charges and other related costs	83	1,279
Integration and reorganization costs	—	5
Provision for (recovery of) losses on accounts receivable, net	132	(138)
Amortization of debt issuance and debt discount costs	419	924
Write-off of debt issuance costs	3,956	—
Accretion of paid-in-kind interest	643	—
Changes in operating assets and liabilities:
Restricted cash	(166)	(2,040)
Franchise and other receivables	433	1,572
Accounts payable and accrued expenses	332	(1,016)
Other assets and liabilities	61	1,976

Net cash provided by operating activities	4,278	8,065

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,400)	(4,082)
Proceeds from the sale of equipment	153	92

Net cash used in investing activities	(5,247)	(3,990)

FINANCING ACTIVITIES:
Proceeds from line of credit	24	5,430
Repayments of line of credit	(24)	(5,445)
Repayment of other borrowings	—	(10)
Payments under capital lease obligations	(20)	—
Repayment of notes payable	(160,000)	—
Borrowings under First Lien	80,000	—
Repayments under First Lien	(475)
Borrowing under Second Lien	65,000	—
Borrowings under Subordinated Note	24,375	—
Proceeds upon stock option and warrant exercises	187	21
Debt issuance costs	(4,916)	—

Net cash provided by (used in) financing activities	4,151	(4)

Net increase in cash and cash equivalents	3,182	4,071
Cash and cash equivalents, beginning of period	1,556	9,752
Cash and cash equivalents, end of period	$4,738	$13,823

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR TO DATE PERIOD ENDED JULY 4, 2006

(in thousands, except share information)

(unaudited)

			Additional	Unamortized	Accumulated
	Common Stock		Paid In	Stock	Deficit
	Shares	Amount	Capital	Compensation	Amount	Total

Balance, January 3, 2006	10,065,072	$10	$176,018	$(68)	$(302,171)	$(126,211)
Net loss	—	—	—	—	(13,634)	(13,634)
Common stock issued upon stock option exercise	45,151	—	132	—		132
Common stock issued upon warrant exercise	482,862	1	54	—		55
Impact of adoption of SFAS 123R			(68)	68		—
Stock based compensation expense	—	—	408	—	—	408

Balance, April 4, 2006	10,593,085	$11	$176,544	$—	$(315,805)	$(139,250)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarter and Year to Date periods ended July 4, 2006 and June 28, 2005

1.              Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of July 4, 2006, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Einstein Bros. Café, Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the first fiscal quarter are somewhat lower than in the other three fiscal quarters.

The accompanying consolidated financial statements as of July 4, 2006 and for the quarter and year to date periods ended July 4, 2006 and June 28, 2005 have been prepared without audit. The balance sheet information as of January 3, 2006 has been derived from our audited financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 3, 2006. We believe that the disclosures are sufficient for interim financial reporting purposes.

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

Our stock-based compensation cost for the second quarter of 2006 and 2005 was $192,000 and $17,000, respectively and has been included in general and administrative expenses. For the year to date period ended July 4, 2006 and June 28, 2005, stock based compensation expense was $408,000 and $34,000, respectively. The impact of adoption of SFAS No. 123R had the effect of increasing our loss per share by $0.02 and $0.04 for second quarter and year to date period ended July 4, 2006, respectively. No tax benefits were recognized for these costs due to our recurring losses. Results for fiscal year 2005 have not been restated. Had compensation cost for stock options granted to employees been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Quarter ended:	Year to date:
	June 28,	June 28,
	2005	2005
Net loss, as reported	$(4,283)	$(8,481)
Deduct: fair value based compensation expense	(296)	(449)
Pro forma net loss	$(4,579)	$(8,930)
Basic and diluted loss per common share:
As reported	$(0.43)	$(0.86)
Pro forma	$(0.46)	$(0.91)

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Second quarter ended:			Year to date ended:
	July 4,		June 28,	July 4,	June 28,
	2006		2005	2006	2005
Expected life of options from date of grant		*	4.0 years	4.0 years	4.0 years
Risk-free interest rate		*	3.7 - 3.9%	4.35%	3.6 - 3.9%
Volatility		*	100.0%	100.0%	100.0%
Assumed dividend yield		*	0.0%	0.0%	0.0%

* There were no stock options granted during second quarter ended July 4, 2006.

The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility. We have not historically issued any dividends and are precluded from doing so under our debt covenants.

Stock Option Plans

1994 and 1995 Plans

Our 1994 Stock Plan (1994 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. At July 4, 2006, options to purchase 17 shares of common stock at an exercise price of $210.71 per share and a remaining contractual life of 0.98 years remained outstanding under this plan.

Our 1995 Directors’ Stock Option Plan (Directors’ Option Plan) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors’ Option Plan. At July 4, 2006, options to purchase 2,324 shares of common stock at a weighted average exercise price of $32.43 per share and a weighted average remaining contractual life of 4.65 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, amended on December 19, 2003 (2003 Plan). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 1,150,000 shares issuable pursuant to options granted under the 2003 Plan. Options are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and performance conditions. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 257,342 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. We expect that all of the non-vested awards at July 4, 2006 will vest based on company performance. As of July 4, 2006, there were 229,584 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, (2004 Directors’ Plan). Our board of directors may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of July 4, 2006, there were 64,192 shares reserved for future issuance under the 2004 Directors’ Plan.

Transactions during the year to date period ending July 4, 2006 were as follows:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, January 4, 2006	997,152	$3.31
Granted	117,500	$4.50
Exercised	(45,151)	$2.92
Forfeited	(56,087)	$2.48
Outstanding, July 4, 2006	1,013,414	$3.54	7.61	$1,480,970
Exercisable and Vested, July 4, 2006	498,705	$3.61	6.59	$692,887

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 4, 2006	643,915	$2.13
Granted	117,500	$4.50
Vested	(190,619)	$2.12
Forfeited	(56,087)	$2.48
Non-vested shares, July 4, 2006	514,709	$2.45

At July 4, 2006, we have approximately $0.5 million of total unrecognized compensation cost related to non-vested awards granted under our option plans, which we expect to recognize over a weighted average period of ten months. Total compensation costs related to the options outstanding as of July 4, 2006 will be fully recognized by first quarter of fiscal 2009.

Warrants

As of July 4, 2006, there were 332 remaining warrants outstanding and exercisable to purchase shares of our common stock. These warrants have an exercise price of $316.67 and expire on October 25, 2006.

3.              Supplemental Cash Flow Information

	July 4,	June 28,
	2006	2005
	(in thousands of dollars)
Cash paid during the year to date period ended:
Interest	$7,718	$10,809
Prepayment penalty upon redemption of $160 Million Notes	$4,800	$—

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$141	$—

4.              Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	July 4,	January 3,
	2006	2006
	(in thousands of dollars)
Finished goods	$3,510	$4,558
Raw materials	1,232	514
Total inventories	$4,742	$5,072

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

Trademarks and other intangibles consist of the following (in thousands of dollars):

	July 4,	January 3,
	2006	2006
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	—	1,082
Patents-manufacturing process	33,741	33,741
	39,126	40,208
Less accumulated amortization:
Trade secrets	5,385	4,847
Trademarks	—	1,082
Patents-manufacturing process	33,741	30,368
	39,126	36,297
Total amortizing intangibles, net	—	$3,911

Non-amortizing intangibles:
Trademarks	63,806	63,806
Total trademarks and other intangibles, net	$63,806	$67,717

During the year to date period ended July 4, 2006, there were no events or changes in circumstances that indicated that our intangible assets might be impaired or may not be recoverable.

6.              Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following (in thousands of dollars):

	July 4,	January 3,
	2006	2006

$80 Million First Lien Term Loan	$79,525	$—
$65 Million Second Lien Term Loan	65,000	—
$25 Million Subordinated Note	25,042	—
$160 Million Notes	—	160,000
New Jersey Economic Development
Authority Note Payable	840	840
	$170,407	$160,840
Less current portion of senior notes and other long-term debt	2,655	280
Senior notes and other long-term debt	$167,752	$160,560

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

Revolving Facility

The Revolving Facility has a maturity date of March 31, 2011 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease up to 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% or LIBOR plus 3.00%. This facility may be used in whole or in part for letters of credit.  As of July 4, 2006, the stated interest rate under the Revolving Facility was at prime plus 2.00%, or 10.25%.

In the event that we have not extended the maturity date of the Mandatorily Redeemable Series Z Preferred Stock (Series Z) to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the Revolving Facility will mature on December 30, 2008.

We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our consolidated leverage ratio with a minimum and maximum applicable margin of 2.75% and 3.25%, respectively, plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At July 4, 2006, we had $6.9 million in letters of credit outstanding. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the Revolving Facility was $8.1 million at July 4, 2006.

The Revolving Facility contains usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The Revolving Facility and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of July 4, 2006, we were in compliance with all our financial and operating covenants.

Approximately $0.4 million in debt issuance costs have been capitalized and are being amortized using the straight-line method over the term of the Revolving Facility.

First Lien Term Loan

The First Lien Term Loan has a maturity date of March 31, 2011 and provides for a floating interest rate based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% and/or LIBOR plus 3.00% and is payable in arrears quarterly and/or at the LIBOR date, dependent upon the rate in effect. As of July 4, 2006, the stated interest rate under the First Lien Term Loan was 7.99%, which represents a weighted average of LIBOR plus 3.00%, or 7.98% and prime plus 2.00%, or 10.25%. The effective interest rate was 8.59%.  The facility is fully amortizing with annual aggregate principal reductions payable in quarterly installments over the term of the loan as follows:

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

The First Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The First Lien Term Loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of July 4, 2006, we were in compliance with all our financial and operating covenants.

Approximately $2.1 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the First Lien Term Loan.

Second Lien Term Loan

The Second Lien Term Loan has a maturity date of February 28, 2012 and provides for a floating interest rate based upon the prime rate plus 5.75% or LIBOR plus 6.75%. Interest is payable in arrears on a quarterly basis. As of July 4, 2006, the stated interest rate under the Second Lien Term Loan was at LIBOR plus 6.75%, or 11.73% and the effective interest rate was 12.22%.  The Second Lien Term Loan has a prepayment penalty of 2.0% and 1.0% of the amount of any such optional prepayment that occurs prior to the first or second anniversary date, respectively. The Second Lien Term Loan requires principal reductions based upon a percentage of excess cash flow (as defined in the credit agreement) in any fiscal year and is also subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by March 30, 2009, then the Second Lien Term Loan will mature on March 30, 2009.

The Second Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The Second Lien Term Loan and the related guarantees are secured by a second priority security interest in all our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of July 4, 2006, we were in compliance with all our financial and operating covenants.

Approximately $1.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Second Lien Term Loan.

Subordinated Note

The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. As of July 4, 2006, the effective interest rate was 14.60%. The Subordinated Note is held by Greenlight Capital and its affiliates (collectively referred to as Greenlight). Based on an original issue discount of 2.5%, proceeds of approximately $24.4 million were loaned to the Company. The Subordinated Note is subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2013 or redeemed the Series Z by June 29, 2009, then the Subordinated Note will mature on June 29, 2009.

The Subordinated Note has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The loan is guaranteed by our material subsidiaries.   The Subordinated Note is unsecured.  As of July 4, 2006, we were in compliance with all our financial and operating covenants.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the July 4, 2006 and January 3, 2006 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

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

The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands of dollars, except per share data):

	Quarter ended:		Year to date period ended:
	July 4,	June 28,	July 4,	June 28,
	2006	2005	2006	2005

Weighted average shares outstanding	10,171,236	9,860,886	10,118,154	9,854,799

Net loss	$(1,542)	$(4,283)	$(13,634)	$(8,481)

Basic and diluted net loss per share	$(0.15)	$(0.43)	$(1.35)	$(0.86)

Stock options and warrants to purchase an aggregate of 1,013,746 and 2,200,243 shares of common stock were outstanding as of July 4, 2006 and June 28, 2005, respectively. These stock options and warrants were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

8.              Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Future tax benefits are subject to a valuation allowance when we are unable to conclude that our deferred income tax assets will more likely than not be realized from the results of operations. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on our history of losses and the uncertainty of future taxable income, we believe it more likely than not that we will not realize benefits of these deductible differences as of July 4, 2006.  Accordingly, deferred tax assets resulting from these net operating losses have been fully reserved.

To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL’s) for tax purposes. Our NOL’s are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. In the near term, we believe our income from operations will benefit from the reduction in our depreciation and amortization expense, as well as a savings from the reduction in the interest rate on our debt facility for the following reasons:

•                  Depreciation and amortization expense is predominately related to the assets of Einstein and Noah Corporation that we acquired in bankruptcy proceedings in June 2001. The majority of these assets and all of our amortizing intangibles became fully depreciated or amortized in July 2006. Accordingly, on a prospective basis, our depreciation and amortization expense will decrease substantially. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe our annual rate of depreciation expense will approximate $12 million to $15 million in the near term.

•                  As further discussed in Note 6, on February 28, 2006 we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. We replaced it with $170 million in new term loans and a $15 million revolving credit facility effectively reducing our effective interest rate from 13.9% to a weighted-average effective interest rate of 10.2% as of July 4, 2006. Assuming no significant change in the volume or composition of debt at July 4, 2006, we believe the refinancing will reduce our annual cost of borrowing by $3.0 million or more per year based on current LIBOR rates.

In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. As we move closer toward achieving net income, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•                  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Achievement of approximately two years of net income before tax, with a carryback and carryforward review of our performance over the same period of time in which profits have been sustained.

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of July 4, 2006, net operating loss carryforwards of $164.5 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

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

During the second quarter and year to date period ended July 4, 2006, we recorded $7,000 and $83,000, respectively in impairment charges related to company-owned stores. During the second quarter and year to date period ended June 28, 2005, we recorded approximately $1.2 million and $1.3 million, respectively in impairment charges related to our Chesapeake trademarks.

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

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. Minimum future rental payments remaining under these leases were approximately $0.9 million as of July 4, 2006. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

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

11.       Recent Accounting Pronouncements

On October 6, 2005, the FASB released FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense allocated on a straight-line basis over the lease term. This accounting is consistent with our historical and current practice.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

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

During the quarter ended July 4, 2006, we issued 429,645 shares of our common stock to Greenlight in connection with cashless exercises of certain warrants previously granted by us. Greenlight surrendered 56,953 shares of common stock to us in connection with such cashless exercises. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

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

Critical Accounting Policies and Estimates

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

Historically, we adopted only the pro forma disclosure provisions of SFAS No. 123. Upon adoption of SFAS No. 123R, we will recognize compensation costs relating to the unvested portion of awards granted prior to the date of adoption using the same estimates and attributions used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates will be estimated for all options, as required by SFAS No. 123R.

We use the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 6 months to 3 years and have contractual terms to exercise of 5 to 10 years. The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group.  The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility. We have not historically issued any dividends and are precluded from doing so under our debt covenants.

Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

There were no other material changes in our critical accounting policies since the filing of our 2005 Form 10-K. As discussed in our 2005 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Company Overview

We believe we are a leading fast-casual restaurant chain specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. As of July 4, 2006, we own, operate, franchise or license 613 restaurants primarily under the Einstein Bros., Noah’s and Manhattan brands. Einstein Bros. is a national fast-casual restaurant chain, and Noah’s and Manhattan are regional fast-casual restaurant chains operated on the West Coast and in the Northeast, respectively.

Our product offerings include fresh-baked goods baked on site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages. Our manufacturing and commissary operations prepare consistent, high-quality ingredients and we deliver them to our restaurants through our network of independent distributors. These operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

Significant Events, Trends or Uncertainties Expected to Impact 2006 Results

The following factors represent current trends or uncertainties that may impact operating performance or could cause reported financial information not to be indicative of future operating results or future financial condition.

Restaurant Base

Since 2003, as part of our efforts to improve financial performance, we completed a thorough evaluation of our restaurant base. At the end of 2003, we had 736 restaurants across 33 states and the District of Columbia.  Since that time, we have closed 46 company-owned restaurants and 126 franchised and licensed restaurants.  The majority of the closed company-owned restaurants were either located in inferior real estate locations, had average annual unit volumes (AUVs) below $600,000 or were unprofitable or marginally profitable.  Substantially all of the franchises that closed either:

•                  Involved the failure of the franchisee to conform with the requirements of the franchise agreement;

•                  Were geographically located outside Manhattan’s core Northeast market; or

•                  Were restaurants operating under our non-core brands, Chesapeake Bagel Bakery and New World Coffee.

We have identified approximately 30 company-owned restaurants that we anticipate closing over the next three years as their leases expire. Generally, these restaurants have an annual AUV below $550,000 and contribute negligible cash flow.

Our operating plan calls for us to open five to seven restaurants in 2006. In addition to these openings, we are in the process of identifying several other potential locations for restaurant openings in 2007 and 2008. We are focusing our efforts on key markets that include Atlanta, Chicago, Las Vegas, Phoenix, Washington, D.C. and the State of Florida.

The following table details the total restaurants open at the end of the respective second quarter:

	Company
	owned	Licensed	Franchised	Total
Einstein Bros. Bagels:
2006	353	70	—	423
2005	365	57	—	422
Noah’s:
2006	72	3	—	75
2005	75	3	—	78
Manhattan:
2006	—	—	105	105
2005	—	—	127	127
Chesapeake:
2006	—	—	5	5
2005	—	—	24	24
New World Coffee:
2006	2	—	3	5
2005	2	—	5	7
Total Restaurants:
2006	427	73	113	613
2005	442	60	156	658

Revenue

Over 93% of our revenue is generated by restaurant sales at our Einstein Bros. and Noah’s company-owned restaurants.  Restaurant sales also include catering sales where the food is prepared at the restaurant and either delivered to or held for pick-up by the guest.  The key factors that affect our restaurant sales in the aggregate are the number of restaurants in operation for the period, the AUV of the restaurant, and the change in comparable store sales.  In addition to AUV, we measure the change in comparable store sales on a weekly basis.

The majority of our growth in comparable store sales has been through an increase in our average check. This increase has been achieved through a combination of multiple initiatives including: system-wide price increases, regional price increases in markets with a higher cost of living and suggestive selling by our restaurant personnel to add-on higher priced items.

We will continue to focus on our core strengths in bagels, the breakfast daypart, and on quality, speed of service, order accuracy and guest interaction. Prospectively, our focus towards sales growth will include the introduction of new menu items, local store marketing and continued improvements in our service system. We also intend to expand our existing catering programs, increase customer awareness of our retail products, emphasize bundling products such as “Sweeten the Deal,” (adding on a beverage and a bakery product, such as a cookie) and highlight favorite items such as our egg sandwiches. These initiatives are aimed at increasing transaction counts in our restaurants.

We are also in the process of refining our store layout, ordering system and order fulfillment process. These changes will be customized to best utilize the unique layouts in our existing restaurant base. On a prospective basis, we intend to standardize our restaurant design to ensure a consistent guest experience that embodies our heritage of guest and associate interaction without compromising speed and efficiency.

Our manufacturing revenue is primarily derived from the sale of frozen bagel dough to our franchisees, licensees and third party accounts such as Costco. We also generate manufacturing revenue from the sale of cream cheese and coffee to our franchisees, and the sale of all food products distributed through our commissaries to our licensees.  In late 2005, we entered into agreements to commence selling salad kits and other deli products to the conventional grocery channel through our commissary network. The principal factors affecting manufacturing and commissary revenue are: the number of franchised and licensed locations that purchase frozen bagel dough and commissary products from us; sales of our products in existing franchised and licensed locations; and sales to third parties, including conventional grocery chains and warehouse clubs.

Franchise and license revenue consists of a license or franchise fee at the inception of the agreement and ongoing royalty payments based on a percentage of the restaurant’s sales. The principal factors affecting franchise and license revenue are the number of franchised and licensed locations as well as the level of sales at those locations.

Expenses

Food, beverage and packaging costs represent one of the largest elements of cost at our company-owned restaurants. The most important factor that affects the cost of these products is the underlying cost of the agricultural commodities such as flour, cheese, coffee, turkey and other products.  In order to manage the cost of these products, we enter agreements with our suppliers to fix the cost of these products for a specified period of time that is generally one year or less. We do not engage in the practice of buying futures contracts and therefore we do not have derivative accounting. Packaging and distribution costs are primarily affected by the cost of oil.  Although we have generally been able to increase our retail prices at our company-owned restaurants to offset the increased costs of these items, we may not be able to do this in the future.

We experienced slight decreases in dairy prices during 2005, but the decrease was offset by increases in commodity costs for coffee, flour and packaging. Flour represents the most significant raw ingredient we purchase and we believe the cost of this commodity, as well as others, will continue to increase during the remainder of 2006. Additionally, we believe the cost of produce may increase as a result of the damage to crops caused by hurricanes and other adverse weather-related events.

Compensation costs reflect the hourly wages, salary, bonus, taxes and insurance that we pay our associates at each restaurant. Compensation costs tend to vary by geographic region based upon the labor market, local minimum wages, and the supply and demand of workers. Also, compensation costs tend to be semi-variable in nature and increase or decrease somewhat based upon the volume of products sold. Due to competition for personnel, limited availability in the labor pool, and changes in the federal overtime regulations, we anticipate we may experience an increase in hourly wages during the remainder of 2006 contingent upon the number of overtime hours worked. We continue to make improvements in labor efficiencies that may help to offset increases in labor costs.

Other operating costs consist of utilities, restaurant and other supplies, repairs and maintenance, laundry and uniforms, bank charges and other costs related to the operation of the company-owned restaurant. These costs generally tend to be fixed in nature and are only modestly impacted by changes in the volume of products sold. Rising energy costs and the increasing costs of other natural resources affect our utility bills and the cost of distribution to our restaurants.  We experienced increases in the cost for energy during 2005 and 2006 and believe such costs will continue to increase on average during the remainder of 2006.  Our distribution partners and common freight carriers passed on fuel surcharges to us during 2004 and 2005.  During late 2005, we negotiated contract terms with a new distribution partner.  As a result, we experienced increased distribution costs beginning in the fourth quarter of 2005 that will continue throughout 2006.

Non-operating expenses include rent, common area costs, property taxes and insurance, liability insurance, delivery fees and allocated marketing expenses.  We exclude depreciation and amortization expense from company-owned restaurant expenses. Changes in these costs are generally the result of changes in our rent and other related facility costs.  Accordingly, these costs are predominantly fixed in nature and are modestly impacted by changes in the volume of products sold. Certain states and local governments have increased both the rate and nature of taxes on businesses in their regions. These increased taxes include real estate and property taxes, state and local income taxes, and various employment taxes.

Manufacturing costs are comprised of raw materials such as flour, dairy products and meats, compensation costs and the related taxes and employee benefits, rents, supplies and repairs and maintenance. These costs are directly related to the manufacturing revenue they produce. The profit derived from our manufacturing operations represents third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs.

Changes in any of the aforementioned categories could directly impact the profitability of our company-owned locations, manufacturing operations or distribution channels. Increases in any of these expense trends in the near future may contribute to degradation in our profit margins until such time as we are able to pass on increased costs to our consumers.

Consumer Spending Habits and Impact of Inflation

Our results depend on consumer spending, which is influenced by general economic conditions, such as rising fuel and energy costs, and the availability of discretionary income. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty like interest rate speculation, unemployment rates, real estate market conditions and economic growth. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

We have not experienced a significant overall impact from inflation. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates slightly above the applicable federal, state or municipal “living wage” rates. Food costs as a percentage of sales have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

Results of Operations

This table sets forth, for the periods indicated, certain amounts included in our consolidated statements of operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	Second quarter ended:		Increase	Second quarter ended:		Year to date ended:		Increase	Year to date ended:
	(in thousands of dollars)		(Decrease)	(percent of total revenue)		(in thousands of dollars)		(Decrease)	(percent of total revenue)
	July 4,	June 28,	2006	July 4,	June 28,	July 4,	June 28,	2006	July 4,	June 28,
	2006	2005	vs. 2005	2006	2005	2006	2005	vs. 2005	2006	2005
Revenues:
Restaurant sales	91,507	91,116	0.4%	93.4%	93.8%	182,087	177,975	2.3%	93.4%	93.5%
Manufacturing revenues	4,960	4,641	6.9%	5.1%	4.8%	9,981	9,635	3.6%	5.1%	5.1%
Franchise and license related revenues	1,489	1,356	9.8%	1.5%	1.4%	2,964	2,798	5.9%	1.5%	1.5%
Total revenues	97,956	97,113	0.9%	100.0%	100.0%	195,032	190,408	2.4%	100.0%	100.0%

Cost of sales:
Restaurant costs	73,964	73,770	0.3%	75.5%	76.0%	147,490	145,200	1.6%	75.6%	76.3%
Manufacturing costs	5,502	4,193	31.2%	5.6%	4.3%	10,507	8,900	18.1%	5.4%	4.7%
Total cost of sales	79,466	77,963	1.9%	81.1%	80.3%	157,997	154,100	2.5%	81.0%	80.9%

Gross profit:
Retail	17,543	17,346	1.1%	17.9%	17.9%	34,597	32,775	5.6%	17.7%	17.2%
Manufacturing	(542)	448	*	(0.6)%	0.5%	(526)	735	*	(0.3)%	0.4%
Franchise and license	1,489	1,356	9.8%	1.5%	1.4%	2,964	2,798	5.9%	1.5%	1.5%
Total gross profit	18,490	19,150	(3.4)%	18.9%	19.7%	37,035	36,308	2.0%	19.0%	19.1%

Operating expenses:
General and administrative expenses	9,727	9,309	4.5%	9.9%	9.6%	20,288	17,994	12.7%	10.4%	9.5%
Depreciation and amortization	5,594	7,077	(21.0)%	5.7%	7.3%	11,598	13,785	(15.9)%	5.9%	7.2%
Loss (gain) on sale, disposal or abandonment of assets, net	(8)	161	*	(0.0)%	0.2%	13	165	*	0.0%	0.1%

Impairment charges and other related costs	7	1,182	(99.4)%	0.0%	1.2%	83	1,279	(93.5)%	0.0%	0.7%
Income from operations	3,170	1,421	123.1%	3.2%	1.5%	5,053	3,085	63.8%	2.6%	1.6%
Other expense (income):
Interest expense, net	4,712	5,773	(18.4)%	4.8%	5.9%	9,921	11,692	(15.1)%	5.1%	6.1%
Prepayment penalty upon redemption of $160 Million Notes	—	—	*	0.0%	0.0%	4,800	—	*	2.5%	0.0%
Write-off of debt issuance costs upon redemption of $160 Million Notes	—	—	*	0.0%	0.0%	3,956	—	*	2.0%	0.0%
Other, net	—	(69)	*	0.0%	(0.1)%	10	(126)	*	0.0%	(0.1)%
Net loss	(1,542)	(4,283)	(64.0)%	(1.6)%	(4.4)%	(13,634)	(8,481)	60.8%	(7.0)%	(4.5)%

* not meaningful

Restaurant Operations

While our comparable store sales for the second quarter ended 2006 were slightly better than the overall industry, our restaurant sales were below our expectations. Restaurant sales improved 0.4% and 2.3% when compared to the second quarter and year to date periods ended 2005, respectively. Our comparable store sales increase of 3.6% consisted of a 6.0% increase in average check partially offset by a 2.3% reduction in transactions during the second quarter ended July 4, 2006. We also experienced a 4.9% increase in comparable store sales for the year to date period ended July 4, 2006 that consisted of a 6.1% increase in average check partially offset by a 1.2% reduction in transactions. The increase in average check was primarily related to a system-wide price increase coupled with a slight shift in product mix to higher priced items, including our “Sweeten the Deal” bundling offer (adding on a beverage and a bakery product such as a cookie). Comparable store sales represent sales at restaurants open for one full year and have not been relocated or closed during the current year. Comparable store sales are also referred to as “same-store” sales or as “comp sales” within the restaurant industry.

The following table summarizes the elements of comparable store sales for each quarter in fiscal 2005 and for the first and second quarters ended 2006:

Comparable
Period	Store Sales
First quarter, fiscal 2005	4.6%
Second quarter, fiscal 2005	6.3%
Third quarter, fiscal 2005	5.9%
Fourth quarter, fiscal 2005	3.9%
First quarter, fiscal 2006	6.2%
Second quarter, fiscal 2006	3.6%

We believe we can improve our transaction counts and bring further awareness to our brand by focusing on improvements in the operation of our restaurants including initiatives in customer service (accuracy, friendliness and speed of service), overall restaurant appearance and further development of catering programs in selected markets.

Our restaurant gross profit increased 1.1% and 5.6% for the second quarter and year to date periods ended July 4, 2006, respectively, when compared to the comparable periods in 2005. This improvement was primarily driven by an increase in revenues. Our restaurant margins are impacted by various store-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Because certain elements of cost of sales such as rent, utilities, property taxes and manager salaries are fixed in nature, incremental sales positively impact gross profit. Depreciation, amortization and income taxes do not impact our store contribution margins.

During the second quarter of 2006, the increase in restaurant sales over the comparable period contributed approximately $0.3 million of store contribution margin related to the increased sales. Our margins were also favorably impacted by approximately by $0.6 million savings in real estate taxes that included the settlement of a real estate tax dispute and $0.2 million for improvements in labor utilization, offset by $0.5 million in increased workers’ compensation loss reserves and $0.4 million in additional marketing expenses.

During the year to date period ended July 4, 2006, the increase in restaurant sales over the comparable period contributed approximately $2.9 million of store contribution margin related to the increased sales. Our margins were also favorably impacted by approximately $0.7 million for improvements in labor utilization and $0.7 million savings in real estate taxes that included the settlement of a real estate tax dispute, offset by $1.4 million in additional marketing expenses and $1.1 million in increased workers’ compensation loss reserves.

Manufacturing Operations

Our manufacturing operations predominately support our company-owned stores and generate revenue from the sale of food products to franchisees, licensees and third-party distributors. For the second quarter and year to date periods ended July 4, 2006 and June 28, 2005, our manufacturing margins represented less than 1.0% of total revenues. Our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. Margins from our manufacturing operations represents third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs. All inter-company transactions have been eliminated during consolidation.

During the second quarter ended July 4, 2006, our manufacturing operations experienced negative margins primarily due to increases in raw materials and freight costs and incremental start-up costs associated with a new products and customers. We anticipate that this trend will continue to occur until such time that we are able to pass along a price increase to our third party customers or the commodity pressures lessen or cease to exist.

Franchise and License Operations

Revenues for the franchised and licensed operations consist primarily of initial fees and royalty income earned as a result of operation of franchise and license restaurants.  The improvement in franchise and license related revenue is predominately driven by slight increases in comparable store sales in our Manhattan Bagel franchise and Einstein Bros. licensed locations.

General and Administrative Expenses

General and administrative expenses include corporate and administrative functions that support our company-owned restaurants as well as our manufacturing and franchise and license revenue streams.  These costs include employee wages, taxes and related benefits, travel costs, information systems, recruiting and training costs, corporate rent, and general insurance costs.

Our general and administrative expenses increased 4.5%, or $0.4 million, for the second quarter of 2006 when compared to the second quarter of 2005. Contributing to the increase was approximately $0.2 million in increased travel and management development expenses and $0.2 million in stock based compensation expense.

General and administrative expenses increased 12.7%, or $2.3 million, for the year to date period ended July 4, 2006 when compared to the year to date period ended June 28, 2005. Contributing to the increase was approximately $0.3 million in bonus wages payable to corporate office staff due to improved operating performance, $0.3 million in additional consulting and contract labor fees, $0.4 million in stock based compensation expense, $0.3 million in increased travel and management development expenses and $0.3 million in expenses related to the costs of transitioning to a new distributor. Additionally, we incurred approximately $0.7 million for our first annual leadership summits for our Einstein Bros. and Noah’s general managers and our Manhattan Bagel franchisees.

Depreciation and Amortization

Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets.  The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Depreciation and amortization expenses decreased 21.0%, or $1.5 million, for the second quarter of 2006 when compared to the second quarter of 2005. The decrease is primarily due to a portion of our asset base becoming fully depreciated. Depreciation and amortization expense is predominately related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001. On a prospective basis, we expect depreciation and amortization costs will decrease due to all of our amortizing intangible assets becoming fully amortized at July 4, 2006, and a substantial portion of our other assets becoming fully depreciated at July 4, 2006.  Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe our annual rate of depreciation expense will approximate $12 million to $15 million in the near term.

Loss (Gain) on the Disposal, Sale or Abandonment of Assets

Loss (gain) on the disposal, sale or abandonment of assets represents the excess of proceeds received, if any, over the net book value of an asset. We establish estimated useful lives for our assets, which range from 3 to 8 years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the noncancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives.

Impairment Charges and other Related Costs

Impairment losses are non-cash charges recorded on long-lived assets, goodwill, trademarks and our other intangible assets. Generally, an indicator of impairment would include significant change in an asset’s ability to generate positive cash flow in the future or in the fair value of an asset. Whenever impairment indicators are determined to be present, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During the second quarter and year to date period ended July 4, 2006, we recorded $7,000 and $83,000, respectively in impairment charges related to company-owned stores. During the second quarter and year to date periods ended June 28, 2005, we recorded approximately $1.2 million and $1.3 million, respectively in impairment charges related to our Chesapeake trademarks.

Interest Expense

On February 28, 2006, we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. We replaced this debt with $170 million in new term loans and a $15 million revolving credit facility effectively reducing our effective interest rate from 13.9% to a weighted-average effective interest rate of 10.2% as of July 4, 2006. During the first quarter ended 2006, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium on the $160 Million Notes in the amount of $4.8 million. During the second quarter and year to date period ended 2006, we incurred $4.7 million and $9.9 million, respectively, in net interest expense compared to $5.8 million and $11.7 million in the respective 2005 periods.

Net Loss and Income Taxes

Net operating losses generated in the current year from continuing operations resulted in no federal and state income tax liability for the second quarter and year to date periods ended 2006 and 2005. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL’s) for tax purposes. Our NOL’s are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. In the near term, we believe our income from operations will benefit from the reduction in our depreciation and amortization expense, as well as a savings from the reduction in the interest rate on our debt facility as previously discussed.

In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. As we move closer toward achieving net income, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•                  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Achievement of approximately two years of net income before tax, with a carryback and carryforward review of our performance over the same period of time in which profits have been sustained.

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of July 4, 2006, net operating loss carryforwards of $164.5 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

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

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-owned store performance compared with the same period in the prior year and our operating plan.

2006 Debt Redemption and Refinancing

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

Working Capital Deficit and Cash Flows

As of July 4, 2006, we had unrestricted cash of $4.7 million, restricted cash of $3.0 million and no outstanding borrowings under the Revolving Facility. Our working capital deficit increased to $11.9 million at July 4, 2006 from $11.7 million at January 3, 2006, primarily due to the short-term classification of principal payments due under our First Lien Term Loan. Due to increased profitability, the timing of operational receipts and payments, and the inclusion of $4.0 million in a prepayment penalty incurred upon redemption of the $160 Million Notes as reflected in our net loss, net cash of $4.2 million was provided by operating activities for the year to date period ended July 4, 2006 compared to net cash of $8.1 million for the year to date period ended June 28, 2005.

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

During the year to date period ended July 4, 2006, we used approximately $5.4 million of cash to purchase additional property and equipment that included $0.7 million for new stores, $1.4 million for remodeling existing stores, $2.0 million for replacement and new equipment at our existing company-owned stores, $0.4 million for our manufacturing operations and less than $0.9 million for general corporate purposes. We anticipate that the majority of our capital expenditures for fiscal 2006 will be focused on our refresh and remodel strategy that includes updates of restaurant interiors and design flow. In addition, we plan to acquire additional equipment for new menu items and improvements in the speed of service, particularly during the morning day-part. We also plan to open 5 to 7 new company-owned restaurants during 2006 at an average capital investment of approximately $400,000 to $500,000 per location.

As a result of our refinancing of our $160 Million Notes with $170 million in new term loans in February 2006, we borrowed $169.4 million in term loans and incurred approximately $5.0 million in debt issuance costs. Upon closing of our new debt facility, we began amortizing these costs and the debt issuance costs related to our $160 Million Notes and AmSouth Revolver were written-off.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of July 4, 2006:

	Payments Due by Period
	2006	2007 to 2009	2010 to 2011	2012 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$30,969	$—	$—	$—	$30,969
Debt	1,230	21,085	58,050	105,795	186,160
Estimated interest expense on our Debt Facility	8,158	47,266	25,536	4,934	85,894
Manditorily Redeemable Series Z	—	57,000	—	—	57,000
Minimum lease payments under capital leases	59	110	—	—	169
Minimum lease payments under operating leases	25,889	37,998	8,811	2,151	74,849
Purchase obligations (a)	8,139	—	—	—	8,139
Other long-term obligations (b)	—	1,365	832	4,979	7,176
Total	$74,444	$164,824	$93,229	$117,859	$450,356

(a) Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.

(b) Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

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

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised locations could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. Minimum future rental payments remaining under these leases were approximately $0.9 million as of July 4, 2006. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

We have $6.9 million in letters of credit outstanding under our Revolving Facility at July 4, 2006. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

During the second quarter and year to date periods ended July 4, 2006 and June 28, 2005, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt as of July 4, 2006 was principally comprised of the Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and Subordinated Note as further discussed in Note 6 to the consolidated financial statements included in Part I of this document. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our Revolving Facility, First Lien Term Loan and Second Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would increase our net loss by approximately $1.5 million annually, assuming no change in the size or composition of debt at July 4, 2006. Currently, the interest rates on our First Lien Term Loan, Second Lien Term Loan and Revolving Facility are predominately at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

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

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 4, 2006. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended July 4, 2006, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors Relating to Our Business and Our Industry

Changes in consumer preferences and discretionary spending priorities could harm our financial results.

Numerous factors including changes in consumer tastes and discretionary spending priorities often affect restaurants.  Shifts in consumer preferences away from our type of cuisine and/or the fast-casual style could have a material adverse effect on our results of operations.  Dietary trends, such as the consumption of food low in carbohydrate content, have in the past and may, in the future, negatively impact our sales.  In addition, instances of food-borne illness, including “mad cow” disease, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings.

Changes in our guests’ spending habits could also have a material adverse effect on our sales.  A variety of factors could affect discretionary consumer spending, including national, regional and local economic conditions, inflation, consumer confidence and energy costs.  Adverse changes in any of these factors could reduce consumers’ discretionary spending which in turn could reduce our guest traffic or average check.  Adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business prospects, financial condition, operating results and cash flows.  Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends in part on our ability to understand and satisfy our guests’ needs.  We believe successful deployment of our current business strategy will address guests’ needs and contribute to overall company growth.  Our business strategy consists of several initiatives:

•                  expanding the menu offerings at our company-owned restaurants;

•                  increasing the profitability of our existing restaurants through our brand refresh strategy;

•                 growing our business through opening new company-owned, franchised and licensed restaurants; and

•                 continuing to develop our manufacturing and commissary operations to increase third-party sales.

Our ability to achieve any or all of these initiatives is uncertain.  Our success in developing new menu offerings and refreshing our stores is dependent in part on our ability to predict and satisfy consumer preferences.  Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, train appropriate staff and properly manage the new location.  Our success in increasing third-party sales is dependent on identifying new opportunities and negotiating profitable arrangements with third-party purchasers.  If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Competition in the restaurant industry is intense, and we may fall short of our revenue and profitability targets if we are unable to compete successfully.

Our industry is highly competitive and there are many well-established competitors with substantially greater financial and other resources than we have. Although we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments to be our competitors. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to obtain real estate and advertising space, and to retain customers and personnel.

We occupy our company-owned restaurants under long-term non-cancelable leases, and we may be unable to renew leases at the end of their lease periods or obtain new leases on acceptable terms.

We do not own any real property, and all of our company-owned restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to ten years with two three- to five-year renewal options for total terms of approximately 15 to 20 years. We believe that leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options.  Most of our leases provide that the landlord may increase the rent over the term of the lease, and require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities.  If we close a restaurant, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term.  Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations.

Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all.  If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.  For example, closing a restaurant, even during the time of relocation, will reduce the sales that the restaurant would have contributed to our revenues.  Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant.  We also face competition from both restaurants and other specialty retailers for suitable sites for new restaurants.  As a result, we may not be able to secure or renew leases for adequate sites at acceptable rent levels.

Fluctuations in the cost, availability and quality of our raw ingredients and natural resources such as energy affect our results of operations.

The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. For example, prices for agricultural commodities such as cheese and butter increased substantially during 2004, and the price for flour, the most significant raw ingredient we purchase, has and we expect will continue to increase during the remainder of 2006.  In addition, rising energy costs and the increasing costs of other natural resources, which we experienced in 2005 and expect to continue during 2006, affect our utility bills, the cost of packaging that is derived from petroleum products and the cost of distribution to our restaurants.      We have limited control over these changes in the price and quality of commodities, since we do not have any long-term pricing agreements for these ingredients.  We may not be able to pass through any future cost increases by increasing menu prices, as we have done in the past. We and our franchisees and licensees are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply.  All of these factors could adversely affect our business, reputation and financial results.

Our operations may be negatively impacted by adverse weather conditions.

Adverse weather conditions could seriously affect regions in which our company-owned, franchised and licensed restaurants are located or regions that produce raw ingredients for our restaurants.  If adverse weather conditions affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business.  For example, due to extensive damage caused by Hurricanes Katrina and Rita, many of our company-owned locations in Florida and one licensed location in Louisiana were temporarily closed.  We incurred labor and capital costs related to the reopening of our company-owned restaurants.

The effects of hurricanes and other adverse weather conditions are likely to affect supply of and costs for raw ingredients and natural resources, near-term construction costs for our new restaurants as well as sales in our restaurants going forward.  Specifically, Hurricanes Katrina and Rita damaged tomato and other crops, drove prices of food products higher, resulted in increased diesel and gasoline costs and affected consumer confidence.  If we are not able to anticipate or react to changing costs of food and other raw materials by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

We have single suppliers for most of our key ingredients, and the failure of any of these suppliers to perform could harm our business.

We currently purchase our raw materials from various suppliers; however, we have only one supplier for each of our key ingredients. We purchase a majority of our frozen bagel dough from a single supplier, who utilizes our proprietary processes and on whom we are dependent upon in the short-term.  All of our remaining frozen bagel dough is produced at our dough manufacturing facility in Whittier, CA.  Additionally, we purchase all of our cream cheese from a single source, and we have a single supplier for our coffee. Although to date we have not experienced significant difficulties with our suppliers, our reliance on a single supplier for each of our key ingredients subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to maintain a strong brand identity and a loyal consumer base.

Other than our contract with our supplier of frozen bagel dough, we do not have written contracts or long-term arrangements with any of our suppliers.  This contract expires at the end of 2006. If we are unable to reach a new agreement to supply frozen bagel dough on favorable terms, our frozen bagel dough costs could increase which would have a negative impact on our results from operations.

Failure of our distributors to perform adequately or any disruption in our distributor relationships could adversely affect our business and reputation.

We depend on our network of distributors to distribute frozen bagel dough and other products and materials to our company-owned, franchised and licensed locations. Any failure by one or more of our distributors to perform as anticipated, or any disruption in any of our distribution relationships for any reason, would subject us to a number of risks, including inadequate products delivered to our restaurants, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries.  Any of these events could harm our relationships with our franchisees or licensees, or diminish the reputation of our menu offerings or our brands in the marketplace.  In addition, a negative change in the volume of products ordered from our distributors by our company-owned, franchised and/or licensed locations could increase our distribution costs. These risks could have a material adverse effect on our business, financial condition and results of operations.

During late 2005, we negotiated contract terms with a new distribution partner. We have experienced some transition issues at one new distribution center during 2006, but at this time we do not believe these issues will have a material adverse effect on our results of operations. We are currently working with this distributor to resolve these issues.

Increasing labor costs could adversely affect our results of operations and cash flows.

We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by an increase in the federal, state or municipal “living wage” rates. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our associates are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of associates from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash flows if we are unable to recover these increases by raising the prices we charge our customers.

We may not be able to generate sufficient cash flow to make payments on our substantial amount of debt.

We have a high level of debt and are highly leveraged. As of July 4, 2006, we had $170 million in term loans outstanding. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future.  Our high level of debt, among other things, could:

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

Economic, financial, competitive, legislative and other factors beyond our control may affect our ability to generate cash flow from operations to make payments on our indebtedness and to fund necessary working capital. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to make payments on our debt, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing our debt on terms that are not favorable to us, selling assets or issuing additional equity securities. We may not be able to accomplish any of these alternatives on satisfactory terms, if at all, and even if accomplished, they may not yield sufficient funds to service our debt.

We must comply with certain covenants inherent in our debt agreements to avoid defaulting under those agreements.

Our debt agreements contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, maintenance of the business, use of proceeds on sales of assets and consolidated leverage and fixed charge coverage ratios as defined in the agreements. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. We are subject to multiple economic, financial, competitive, legal and other risks that are beyond our control and could harm our future financial results. Any adverse effect on our business or financial results could affect our ability to maintain compliance with our debt covenants, and any failure by us to comply with these covenants could result in an event of default. If we were to default under our covenants and such default were not cured or waived, our indebtedness could become immediately due and payable, which could render us insolvent.

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

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. In 2004, 2005 and 2006, Asian and European countries experienced outbreaks of avian flu and it is possible that it will continue to migrate to the United States where our restaurants are located. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned ourselves as a “neighborhood atmosphere” between home and work where people can gather together for human connection and high quality food. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gathering places to halt or delay the spread of disease. A regional or global pandemic might also adversely impact our business by disrupting or delaying production and delivery of products and materials in our supply chain and causing staff shortages in our restaurants. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people in a neighborhood atmosphere.

Our franchisees and licensees may not help us develop our business as we expect, or could actually harm our business.

We rely in part on our franchisees and licensees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful locations in their respective areas. In addition, franchisees and licensees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of franchisees and licensees to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates. As we move into offering franchises for our Einstein Bros. Bagel brand, our reliance on our franchisees is expected to increase in proportion to growth of the franchisee base. We are still in the planning stages with respect to franchising our Einstein Bros. brand, and have not yet made any formal offers of franchise area development agreements for this brand.  We may not be able to identify franchisees that meet our criteria, or to enter into franchise area development agreements with prospective franchisee candidates that we identify.  As a result, our franchise program for the Einstein Bros. brand may not grow at the rate we currently expect, or at all.

Government regulation could increase our costs or result in fines or other penalties against us.

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

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 94 percent of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight.

Our common stock is not currently listed on any stock exchange or Nasdaq. As a result, we are not subject to corporate governance rules adopted by the New York Stock Exchange, American Stock Exchange and Nasdaq requiring a majority of directors to be independent and requiring compensation and nominating committees that are composed solely of independent directors. However, we are subject to rules requiring that the audit committee consist entirely of independent directors. Under the rules of these stock exchanges and Nasdaq, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and except for the rules relating to independence of the audit committee, is exempt from the above-mentioned independence rules. Since Greenlight beneficially owns approximately 94 percent of our common stock, we may take advantage of the controlled company exemption if our common stock becomes listed on an exchange or Nasdaq in the future. As a result, our stockholders currently do not have, and may never have, the protections that these rules are intended to provide.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall.  The perception among investors that these sales will occur could also produce this effect.  Our majority stockholder Greenlight beneficially owns approximately 94 percent of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock. Additionally, holders of outstanding warrants may convert and sell the underlying shares in the public market. Sales of shares or a perception that there will be sales of the underlying shares could also cause a decrease in the market price of our common stock.

Holders may find it difficult to effect transactions in our common stock.

Our common stock is currently trading on the ‘‘pink sheets’’ under the symbol ‘‘NWRG.PK.’’ Since our common stock is not listed on Nasdaq, Amex or the New York Stock Exchange, holders of our common stock may find that the liquidity of our common stock is limited—not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, lack of security analysts’ and the news media’s coverage of us, and lower prices for our securities than might otherwise be attained.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended July 4, 2006, we received total consideration of $55,000 and issued 53,217 shares of our common stock in connection with the exercises of certain warrants previously granted by us subject to a number of investors, including Greenlight. Additionally we issued 429,645 shares of our common stock to Greenlight upon Greenlight’s cashless exercises of certain warrants. Greenlight surrendered 56,953 shares of common stock to us in connection with such cashless exercises. We had issued all of these warrants to warrant holders in private financing transactions that occurred between 2000 and 2003.

Common stock issued in each warrant exercise was offered and sold by us in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The sales of securities were made without the use of an underwriter. All recipients either received adequate information about us or had access, through relationships with us, to information about us. We have registered these shares of common stock for resale pursuant to our obligation to do so under registration rights agreements entered into with the warrant holders.

Item 4. Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Shareholders of the Company was held on May 9, 2006. The Company’s Proxy Statement dated April 6, 2006, as filed with the Securities and Exchange Commission on April 10, 2006, is incorporated herein by reference.

(b)                                 Each of the nominees, as described in the Proxy Statement referenced above, was re-elected as a director to hold office until the next Annual Meeting of Shareholders or until his successor is elected and qualified.

Nominee Name	Votes For	Votes Against or Withheld
Michael W. Arthur	9,837,460	2,011
E. Nelson Heumann	9,837,459	2,012
James W. Hood	9,837,460	2,011
Frank C. Meyer	9,837,460	2,011
Paul J.B. Murphy III	9,837,459	2,012
S. Garrett Stonehouse, Jr.	9,837,460	2,011
Leonard Tannenbaum	9,836,487	2,984

(c)                                  The following matters were also voted upon at the meeting and approved by the Shareholders:

1.               Proposal to approve an increase in the number of common shares the Company is authorized to issue from 15,000,000 to 25,000,000

Votes For	Votes Against	Abstentions
9,810,727	28,582	162

2.               Proposal to ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending January 2, 2007

Votes For	Votes Against	Abstentions
9,838,822	570	79

Item 5.  Other Information

(a)                                  During the second quarter ended July 4, 2006, we received total consideration of $55,000 and issued 53,217 shares of our common stock in connection with the exercises of certain warrants previously granted by us subject to a number of investors, including Greenlight. Additionally we issued 429,645 shares of our common stock to Greenlight upon Greenlight’s cashless exercises of certain warrants. Greenlight surrendered 56,953 shares of common stock to us in connection with such cashless exercises. We had issued all of these warrants to warrant holders in private financing transactions that occurred between 2000 and 2003.

Common stock issued in each warrant exercise was offered and sold by us in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The sales of securities were made without the use of an underwriter. All recipients either received adequate information about us or had access, through relationships with us, to information about us. We have registered these shares of common stock for resale pursuant to our obligation to do so under registration rights agreements entered into with the warrant holders.

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

NEW WORLD RESTAURANT GROUP, INC.

Date:	August 10, 2006	By:	/s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	August 10, 2006	By:	/s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer