Form 10-Q
period 2006-10-03
NEW WORLD RESTAURANT GROUP INC
filed 2006-11-13
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2006

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

As of November 8, 2006, 10,593,085 shares of Common Stock of the registrant were outstanding.

NEW WORLD RESTAURANT GROUP, INC.

October 3, 2006

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 3, 2006 AND JANUARY 3, 2006

(in thousands, except share information)

(unaudited)

	October 3,	January 3,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,234	$1,556
Restricted cash	2,202	2,554
Franchise and other receivables, net of allowance of $629 and $480, respectively	5,858	5,506
Inventories	4,943	5,072
Prepaid expenses and other current assets	4,809	4,506
Total current assets	22,046	19,194

Restricted cash long-term	579	595
Property, plant and equipment, net	33,285	33,359
Trademarks and other intangibles, net	63,806	67,717
Goodwill	4,875	4,875
Debt issuance costs and other assets, net	5,579	5,184

Total assets	$130,170	$130,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,188	$5,848
Accrued expenses	27,303	24,789
Short term debt and current portion of long-term debt	3,130	280
Current portion of obligations under capital leases	66	19
Total current liabilities	35,687	30,936

Senior notes and other long-term debt, net of discount	167,290	160,560
Obligations under capital leases	115	29
Other liabilities	8,438	8,610
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000
Total liabilities	268,530	257,135

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value; 25,000,000 shares authorized; 10,593,085 and 10,065,072 shares issued and outstanding	11	10
Additional paid-in capital	176,682	176,018
Unamortized stock compensation	—	(68)
Accumulated deficit	(315,053)	(302,171)
Total stockholders’ deficit	(138,360)	(126,211)

Total liabilities and stockholders’ deficit	$130,170	$130,924

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRD QUARTER AND YEAR TO DATE PERIODS ENDED
OCTOBER 3, 2006 AND SEPTEMBER 27, 2005

(in thousands, except earnings per share and related share information)

(unaudited)

	Third quarter ended:		Year to date ended:
	October 3,	September 27,	October 3,	September 27,
	2006	2005	2006	2005
Revenues:
Restaurant sales	$89,213	$87,937	$271,300	$265,912
Manufacturing revenues	5,052	5,270	15,126	14,905
Franchise and license related revenues	1,487	1,575	4,358	4,373

Total revenues	95,752	94,782	290,784	285,190

Cost of sales:
Restaurant costs	72,187	73,941	219,677	219,141
Manufacturing costs	5,445	4,980	15,952	13,880

Total cost of sales	77,632	78,921	235,629	233,021

Gross profit	18,120	15,861	55,155	52,169

Operating expenses:
General and administrative expenses	9,750	8,868	30,038	26,857
Depreciation and amortization	2,640	5,798	14,238	19,583
Loss on sale, disposal or abandonment of assets, net	193	104	206	269
Charges of integration and reorganization cost	—	1	—	6
Impairment charges and other related costs	51	205	134	1,484

Income from operations	5,486	885	10,539	3,970
Other expense (income):
Interest expense, net	4,749	5,805	14,670	17,497
Prepayment penalty upon redemption of $160 Million Notes	—	—	4,800	—
Write-off of debt issuance costs upon redemption of $160 Million Notes	—	—	3,956	—
Other	(15)	(106)	(5)	(232)

Income (loss) before income taxes	752	(4,814)	(12,882)	(13,295)

Provision for income taxes	—	—	—	—

Net income (loss)	$752	$(4,814)	$(12,882)	$(13,295)

Net income (loss) per common share – Basic	$0.07	$(0.49)	$(1.25)	$(1.35)
Net income (loss) per common share – Diluted	$0.07	$(0.49)	$(1.25)	$(1.35)

Weighted average number of common shares outstanding:
Basic	10,593,085	9,868,623	10,276,464	9,859,407
Diluted	11,036,527	9,868,623	10,276,464	9,859,407

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR TO DATE PERIODS ENDED OCTOBER 3, 2006 AND SEPTEMBER 27, 2005

(in thousands)

(unaudited)

	October 3,	September 27,
	2006	2005
OPERATING ACTIVITIES:	(12,882)	(13,295)
Net loss
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,238	19,583
Stock based compensation expense	546	52
Loss, net of gains, on disposal of assets	206	269
Impairment charges and other related costs	134	1,484
Integration and reorganization costs	—	6
Provision for (recovery of) losses on accounts receivable, net	158	(78)
Amortization of debt issuance and debt discount costs	620	1,386
Write-off of debt issuance costs	3,956	—
Accretion of paid-in-kind interest	1,113	—
Changes in operating assets and liabilities:
Franchise and other receivables	(509)	938
Accounts payable and accrued expenses	1,832	(7,587)
Other assets and liabilities	9	3

Net cash provided by operating activities	9,421	2,761

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,570)	(5,775)
Proceeds from the sale of equipment	165	97

Net cash used in investing activities	(10,405)	(5,678)

FINANCING ACTIVITIES:
Proceeds from line of credit	24	5,445
Repayments of line of credit	(24)	(5,460)
Repayment of other borrowings	—	(14)
Payments under capital lease obligations	(34)	—
Repayment of notes payable	(160,000)	—
Borrowings under First Lien	80,000	—
Repayments under First Lien	(950)	—
Borrowing under Second Lien	65,000	—
Borrowings under Subordinated Note	24,375	—
Proceeds upon stock option and warrant exercises	187	21
Debt issuance costs	(4,916)	—

Net cash provided by (used in) financing activities	3,662	(8)

Net increase (decrease) in cash and cash equivalents	2,678	(2,925)
Cash and cash equivalents, beginning of period	1,556	9,752
Cash and cash equivalents, end of period	$4,234	$6,827

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR TO DATE PERIOD ENDED OCTOBER 3, 2006

(in thousands, except share information)

(unaudited)

			Additional	Unamortized	Accumulated
	Common Stock		Paid In	Stock	Deficit
	Shares	Amount	Capital	Compensation	Amount	Total

Balance, January 3, 2006	10,065,072	$10	$176,018	$(68)	$(302,171)	$(126,211)
Net loss	—	—	—	—	(12,882)	(12,882)
Common stock issued upon stock option exercise	45,151	—	132	—		132
Common stock issued upon warrant exercise	482,862	1	54	—		55
Impact of adoption of SFAS 123R			(68)	68		—
Stock based compensation expense	—	—	546	—	—	546

Balance, October 3, 2006	10,593,085	$11	$176,682	$—	$(315,053)	$(138,360)

The accompanying notes are an integral part of this consolidated financial statement.

NEW WORLD RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarter and Year to Date periods ended October 3, 2006 and September 27, 2005

1.              Basis of Presentation

The accompanying consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of October 3, 2006, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the first fiscal quarter are somewhat lower than in the other three fiscal quarters, while revenues in the fourth fiscal quarter tend to be the most significant.

The accompanying consolidated financial statements as of October 3, 2006 and for the quarter and year to date periods ended October 3, 2006 and September 27, 2005 have been prepared without audit. The balance sheet information as of January 3, 2006 has been derived from our audited financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 3, 2006. We believe that the disclosures are sufficient for interim financial reporting purposes.

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

Because we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we will recognize compensation cost,over the requisite service period, relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates have been estimated for all options, as required by SFAS No. 123R.

Our stock-based compensation cost for the third quarter of 2006 and 2005 was $139,000 and $17,000, respectively and has been included in general and administrative expenses. For the year to date period ended October 3, 2006 and September 27, 2005, stock based compensation expense was $546,000 and $52,000, respectively. The impact of adoption of SFAS No. 123R had the effect of reducing our income per share by $0.01 and increasing our loss per share by $0.05 for third quarter and year to date period ended October 3, 2006, respectively. No tax benefits were recognized for these costs due to our recurring cumulative losses. Results for fiscal year 2005 have not been restated. Had compensation cost for stock options granted to employees been determined on the basis of fair value as computed using the assumptions herein, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	Quarter ended:	Year to date:
	Sept 27,	Sept 27,
	2005	2005
Net loss, as reported	$(4,814)	$(13,295)
Deduct: fair value based compensation expense	(199)	(538)
Pro forma net loss	$(5,013)	$(13,833)
Basic and diluted loss per common share:
As reported	$(0.49)	$(1.35)
Pro forma	$(0.51)	$(1.40)

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Third quarter ended:		Year to date ended:
	Oct 3,	Sept 27,	Oct 3,	Sept 27,
	2006	2005	2006	2005
Expected life of options from date of grant	4.0 years	*	4.0 years	4.0 years
Risk-free interest rate	4.8%	*	4.4 - 4.8%	3.6 - 3.9%
Volatility	100.0%	*	100.0%	100.0%
Assumed dividend yield	0.0%	*	0.0%	0.0%

* There were no stock options granted during third quarter ended September 27, 2005.

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

Stock Option Plans

1994 and 1995 Plans

Our 1994 Stock Plan (1994 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. At October 3, 2006, options to purchase 17 shares of common stock at an exercise price of $210.71 per share and a remaining contractual life of 0.73 years remained outstanding under this plan.

Our 1995 Directors’ Stock Option Plan (Directors’ Option Plan) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors’ Option Plan. At October 3, 2006, options to purchase 2,324 shares of common stock at a weighted average exercise price of $32.43 per share and a weighted average remaining contractual life of 5.9 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, amended on December 19, 2003 (2003 Plan). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 1,150,000 shares issuable pursuant to options granted under the 2003 Plan. Options are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and performance conditions. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 263,179 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. We expect that all of the non-vested awards at October 3, 2006 will vest based on company performance. As of October 3, 2006, there were 217,916 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, (2004 Directors’ Plan). Our board of directors may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of October 3, 2006, there were 64,192 shares reserved for future issuance under the 2004 Directors’ Plan.

Transactions during the year to date period ending October 3, 2006 were as follows:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, January 4, 2006	997,152	$3.31
Granted	152,500	$4.50
Exercised	(45,151)	$2.92
Forfeited	(79,419)	$2.64
Outstanding, October 3, 2006	1,025,082	$3.58	7.39	$5,045,260
Exercisable and Vested, October 3, 2006	498,705	$3.61	6.30	$2,438,354

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 4, 2006	643,915	$2.13
Granted	152,500	$4.50
Vested	(190,619)	$2.12
Forfeited	(79,419)	$2.64
Non-vested shares, October 3, 2006	526,377	$2.50

At October 3, 2006, we have approximately $0.4 million of total unrecognized compensation cost related to non-vested awards granted under our option plans, which we expect to recognize over a weighted average period of ten months. Total compensation costs related to the options outstanding as of October 3, 2006 will be fully recognized by first quarter of fiscal 2009.

Warrants

As of October 3, 2006, there were 332 warrants outstanding and exercisable to purchase shares of our common stock. These warrants have an exercise price of $316.67 and expire on October 25, 2006.

3.              Supplemental Cash Flow Information

	Oct 3,	Sept 27,
	2006	2005
	(in thousands of dollars)
Cash paid during the year to date period ended:
Interest	$11,820	$21,411
Prepayment penalty upon redemption of $160 Million Notes	$4,800	$—

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$168	$—

4.              Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	October 3,	January 3,
	2006	2006
	(in thousands of dollars)
Finished goods	$3,847	$3,883
Raw materials	1,096	1,189

Total inventories	$4,943	$5,072

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

Trademarks and other intangibles consist of the following (in thousands of dollars):

	October 3,	January 3,
	2006	2006
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	—	1,082
Patents-manufacturing process	33,741	33,741
	39,126	40,208
Less accumulated amortization:
Trade secrets	5,385	4,847
Trademarks	—	1,082
Patents-manufacturing process	33,741	30,368
	39,126	36,297
Total amortizing intangibles, net	—	3,911

Non-amortizing intangibles:
Trademarks	63,806	63,806
Total trademarks and other intangibles, net	$63,806	$67,717

During the year to date period ended October 3, 2006, there were no events or changes in circumstances that indicated that our intangible assets might be impaired or may not be recoverable.

6.              Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following (in thousands of dollars):

	October 3,	January 3,
	2006	2006

$80 Million First Lien Term Loan	$79,050	$—
$65 Million Second Lien Term Loan	65,000	—
$25 Million Subordinated Note	25,530	—
$160 Million Notes	—	160,000
New Jersey Economic Development
Authority Note Payable	840	840
	$170,420	$160,840
Less current portion of senior notes and other long-term debt	3,130	280
Senior notes and other long-term debt	$167,290	$160,560

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

Revolving Facility

The Revolving Facility has a maturity date of March 31, 2011 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease up to 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% or LIBOR plus 3.00%. This facility may be used in whole or in part for letters of credit.  As of October 3, 2006, the stated interest rate under the Revolving Facility was at prime plus 2.00%, or 10.25%.

In the event that we have not extended the maturity date of the Mandatorily Redeemable Series Z Preferred Stock (Series Z) to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the Revolving Facility will mature on December 30, 2008.

We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our consolidated leverage ratio with a minimum and maximum applicable margin of 2.75% and 3.25%, respectively, plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At October 3, 2006, we had $6.9 million in letters of credit outstanding. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the Revolving Facility was $8.1 million at October 3, 2006.

The Revolving Facility contains usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The Revolving Facility and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of October 3, 2006, we were in compliance with all our financial and operating covenants.

Approximately $0.4 million in debt issuance costs have been capitalized and are being amortized using the straight-line method over the term of the Revolving Facility.

First Lien Term Loan

The First Lien Term Loan has a maturity date of March 31, 2011 and provides for a floating interest rate based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% and/or LIBOR plus 3.00% and is payable in arrears quarterly and/or at the LIBOR date, dependent upon the rate in effect. As of October 3, 2006, the stated interest rate under the First Lien Term Loan was 8.45%, which represents a weighted average of 6-Month LIBOR plus 3.00%, or 8.45%, 3-Month LIBOR plus 3.00%, or 8.37%, and prime plus 2.00%, or 10.25%. The effective interest rate since inception was 8.36%.  The facility is fully amortizing with annual aggregate principal reductions payable in quarterly installments over the term of the loan as follows:

For the 2006 fiscal year ending January 2, 2007	$ 1.425 million
For the 2007 fiscal year ending January 1, 2008	$ 3.325 million
For the 2008 fiscal year ending December 30, 2008	$ 5.950 million
For the 2009 fiscal year ending December 29, 2009	$11.250 million
For the 2010 fiscal year ending December 28, 2010	$32.150 million
For the 2011 fiscal quarter ending March 29, 2011	$25.900 million

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

The First Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The First Lien Term Loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of October 3, 2006, we were in compliance with all our financial and operating covenants.

Approximately $2.2 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the First Lien Term Loan.

Second Lien Term Loan

The Second Lien Term Loan has a maturity date of February 28, 2012 and provides for a floating interest rate based upon the prime rate plus 5.75% or LIBOR plus 6.75%. Interest is payable in arrears on a quarterly basis. As of October 3, 2006, the stated interest rate under the Second Lien Term Loan was at LIBOR plus 6.75%, or 12.21% and the effective interest rate since inception was 11.82%.  The Second Lien Term Loan has a prepayment penalty of 2.0% and 1.0% of the amount of any such optional prepayment that occurs prior to the first or second anniversary date, respectively. The Second Lien Term Loan requires principal reductions based upon a percentage of excess cash flow (as defined in the credit agreement) in any fiscal year and is also subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by March 30, 2009, then the Second Lien Term Loan will mature on March 30, 2009.

The Second Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The Second Lien Term Loan and the related guarantees are secured by a second priority security interest in all our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of October 3, 2006, we were in compliance with all our financial and operating covenants.

Approximately $1.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Second Lien Term Loan.

Subordinated Note

The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. As of October 3, 2006, the effective interest rate since inception was 14.13%. The Subordinated Note is held by Greenlight Capital and its affiliates (collectively referred to as Greenlight). Based on an original issue discount of 2.5%, proceeds of approximately $24.4 million were loaned to the Company. The Subordinated Note is subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2013 or redeemed the Series Z by June 29, 2009, then the Subordinated Note will mature on June 29, 2009.

The Subordinated Note has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The loan is guaranteed by our material subsidiaries.   The Subordinated Note is unsecured.  As of October 3, 2006, we were in compliance with all our financial and operating covenants.

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

AmSouth Revolver

On July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank (“AmSouth Revolver”). On February 28, 2006, the AmSouth Revolver was replaced with a new $15 million revolving credit facility as discussed above..  Debt issuance costs were capitalized and amortized using the effective interest method over the term of the AmSouth Revolver.  During the first quarter ended April 4, 2006, debt issuance costs were written off to interest expense in the amount of $0.2 million.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the October 3, 2006 and January 3, 2006 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

7.              Net Income (Loss) Per Common Share

In accordance with SFAS No. 128, Earnings per Share, we compute basic net income (loss) per common share by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and warrants. Potential common stock equivalents are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

The following table summarizes the weighted average number of common shares outstanding, and the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands of dollars, except share and per share data):

	Quarter ended:		Year to date period ended:
	October 3,	September 27,	October 3,	September 27,
	2006	2005	2006	2005

Net income (loss) (a)	$752	$(4,814)	$(12,882)	$(13,295)

Basic weighted average shares outstanding (b)	10,593,085	9,868,623	10,276,464	9,859,407
Dilutive effect of stock options	443,442	—	—	—
Diluted weighted average shares outstanding (c)	11,036,527	9,868,623	10,276,464	9,859,407
Basic earnings (loss) per share (a)/(b)	$0.07	$(0.49)	$(1.25)	$(1.35)
Diluted earnings (loss) per share (a)/(c)	$0.07	$(0.49)	$(1.25)	$(1.35)

Antidilutive stock options and warrants	2,673	1,841,062	1,025,414	1,841,062

8.              Income Taxes

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Future tax benefits are subject to a valuation allowance when we conclude that our deferred income tax assets may not be realized from the results of operations. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Cumulative net operating losses generated in the current year from continuing operations resulted in no federal and state income tax liability for the third quarter and year to date periods ended 2006 and 2005. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL’s) for tax purposes. Our NOL’s are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. Due to improved operations, reduction in our depreciation and amortization expense, and a savings from the reduction in the interest rate on our debt facility, we achieved net income for the third quarter ended October 3, 2006.

In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. During the third quarter ended October 3, 2006, we achieved net income. As we continue to move closer toward achieving net income on an annual basis, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•                  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Achievement of approximately two years of net income before tax, with a carryback and carryforward review of our performance over the same period of time in which profits have been sustained.

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of October 3, 2006, net operating loss carryforwards of $158 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

9.              Impairment Charges

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurants. We determine whether a restaurant is impaired based on expected undiscounted future cash flows, considering location, local competition, current restaurant management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows or the expected proceeds, net of costs to sell, upon sale of the asset.

During the third quarter and year to date period ended October 3, 2006, we recorded $51,000 and $134,000, respectively in impairment charges related to company-owned stores. During the third quarter and year to date period ended September 27, 2005, we recorded $100,000 and $200,000, respectively in impairment charges related to company-owned restaurants.  In addition, during the third quarter and year to date period ended September 27, 2005 we recorded $100,000 and $1.3 million, respectively in impairment charges related to our Chesapeake trademarks.

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

On September 14, 2004, Atlantic Mutual Insurance Company brought an action in the Superior Court of New Jersey Law Division: Morris County, against the Company, certain of its former officers and directors and insurers seeking declaratory judgment on insurance coverage issues in previously resolved litigation against Jerold Novack and Ramin Kamfar, former officers. This lawsuit was settled in February 2006. The Company filed a claim against National Union, the Company’s officer and directors liability insurer for the applicable time period, asserting that certain settled claims were an insured loss under the Company’s policy with National Union.  The Company and National Union recently settled the issue.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. Minimum future rental payments remaining under these leases were approximately $0.9 million as of October 3, 2006. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

12.       Related Party Transactions

E. Nelson Heumann is the chairman of our board of directors and is a current employee of Greenlight Capital, Inc.  Greenlight and its affiliates beneficially own approximately 94 percent of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our company occurs.

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

During the year to date period ended October 3, 2006, we issued 429,645 shares of our common stock to Greenlight in connection with cashless exercises of certain warrants previously granted by us. Greenlight surrendered 56,953 shares of common stock to us in connection with such cashless exercises. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

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

During the year to date period ended October 3, 2006, we received consideration of $6,183 and issued 6,057 shares of our common stock in connection with the exercises of certain warrants previously granted by us to Mr. Tannenbaum and BET. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

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

Company Overview

We believe we are a leading fast-casual restaurant chain specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. As of October 3, 2006, we own, operate, franchise or license 604 restaurants primarily under the Einstein Bros., Noah’s and Manhattan brands. Einstein Bros. is a national fast-casual restaurant chain, and Noah’s and Manhattan are regional fast-casual restaurant chains operated on the West Coast and in the Northeast, respectively.

Our product offerings include fresh-baked goods baked on site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages. Our manufacturing and commissary operations prepare consistent, high-quality ingredients and we deliver them to our restaurants through our network of independent distributors. While the primary purpose of these operations is to support our restaurants, we also have sales to other third parties.

Significant Events, Trends or Uncertainties Expected to Impact 2006 Results

The following factors represent current trends or uncertainties that may impact operating performance or could cause reported financial information not to be indicative of future operating results or future financial condition.

Restaurant Base

Since 2003, as part of our efforts to improve financial performance, we completed a thorough evaluation of our restaurant base.  At the end of 2003, we had 736 restaurants across 33 states and the District of Columbia.  Since that time, we have closed 51 company-owned restaurants and 140 franchised and licensed restaurants.  The majority of the closed company-owned restaurants were either located in inferior real estate locations, had average annual unit volumes (AUVs) below $600,000 or were unprofitable or marginally profitable.  Substantially all of the franchises that closed either:

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

We intend to open five restaurants in 2006.  For the year to date period ended October 3, 2006, we have opened 2 restaurants, including an Einstein Bros. in Boca Raton, FL and a Noah’s in Mercer Island, WA. Additionally, on October 14, 2006 we opened an Einstein Bros. restaurant in Chicago.  We anticipate opening an Einstein Bros. restaurant in Phoenix and a Noah’s restaurant in Portland, which are projected to open during the fourth quarter of fiscal 2006. In addition to these openings, we are in the process of identifying several other potential locations for restaurant openings in 2007 and 2008. We are focusing our efforts on key markets that include Portland, Seattle, Atlanta, Chicago, Las Vegas, Phoenix, Washington, D.C. and the state of Florida.

The following table details the number of restaurants opened and closed during the third quarter and year-to-date periods, total restaurants open at the end of the third quarter, and total restaurants projected to open and close during the fourth quarter of Fiscal 2006:

	Third Quarter		Year-to-Date		Projected
	Activity		Activity		Activity
	Fiscal	Fiscal	Fiscal	Fiscal	Fourth Quarter
	2006	2005	2006	2005	2006
Einstein Bros Bagels
Company-owned beginning balance	353	365	360	371
Opened restaurants	—	—	1	3	2
Closed restaurants	(9)	(4)	(17)	(13)	(4)
Company-owned ending balance	344	361	344	361

Licensed beginning balance	70	57	67	54
Opened restaurants	13	10	18	14	12
Closed restaurants	—	(2)	(2)	(3)	—
Licensed ending balance	83	65	83	65

Noah’s
Company-owned beginning balance	72	75	73	78
Opened restaurants	1	—	1	—	1
Closed restaurants	—	(1)	(1)	(4)	(1)
Company-owned ending balance	73	74	73	74

Licensed beginning balance	3	3	3	3
Opened restaurants	1	—	1	—	—
Closed restaurants	(1)	—	(1)	—	—
Licensed ending balance	3	3	3	3

Manhattan
Franchised beginning balance	105	127	109	145
Opened restaurants	—	—	2	—	—
Closed restaurants	(13)	(9)	(19)	(27)	(11)
Franchised ending balance	92	118	92	118

Chesapeake
Franchised beginning balance	5	24	8	27
Opened restaurants	—	—	—	—	—
Closed restaurants	—	(12)	(3)	(15)	—
Franchised ending balance	5	12	5	12

New World Coffee/Willoughby’s
Company-owned beginning balance	2	2	2	4
Opened restaurants	—	—	—	—	—
Closed restaurants	—	—	—	(2)	—
Company-owned ending balance	2	2	2	2

Franchised beginning balance	3	5	4	7
Opened restaurants	—	—	—	—	—
Closed restaurants	(1)	(1)	(2)	(3)	—
Franchised ending balance	2	4	2	4

Consolidated Total
Total beginning balance	613	658	626	689
Opened restaurants	15	10	23	17	15
Closed restaurants	(24)	(29)	(45)	(67)	(16)
Total ending balance	604	639	604	639

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

We will continue to focus on our core strengths in bagels, the breakfast daypart, and on quality, speed of service, order accuracy and guest interaction. Prospectively, our focus towards sales growth will include continued improvements in our service system, local store marketing, and the introduction of new menu items.  For example, during the third quarter of 2006, we introduced frozen beverages and fresh baked pretzels.  We also intend to expand our existing catering programs, increase customer awareness of our retail products, emphasize bundling products such as “Sweeten the Deal,” (adding on a beverage and a bakery product, such as a cookie) and highlight favorite items such as our egg sandwiches. These initiatives are aimed at increasing average check and transaction counts in our restaurants.

We are also in the process of refining our restaurant layout, ordering system and order fulfillment process. These changes will be customized to best utilize the unique layouts in our existing restaurant base. On a prospective basis, we intend to standardize our restaurant design to ensure a consistent guest experience that embodies our heritage of guest and associate interaction without compromising speed and efficiency.

Our manufacturing revenue is primarily derived from the sale of frozen bagel dough to our franchisees, licensees and third party accounts such as Costco. We also generate manufacturing revenue from the sale of cream cheese to our franchisees, and the sale of all food products distributed through our commissaries to our licensees.  In late 2005, we entered into agreements to commence selling salad kits and other deli products to the conventional grocery channel through our commissary network. The principal factors affecting manufacturing and commissary revenue are: the number of franchised and licensed restaurants that purchase frozen bagel dough and commissary products from us; sales of our products in existing franchised and licensed restaurants; and sales to third parties, including conventional grocery chains and warehouse clubs.

Franchise and license revenue consists of a license or franchise fee at the inception of the agreement and ongoing royalty payments based on a percentage of the restaurant’s sales. The principal factors affecting franchise and license revenue are the number of franchised and licensed restaurants as well as the level of sales at those restaurants.

Expenses

Food, beverage and packaging costs represent one of the largest elements of cost at our company-owned restaurants. The most important factor that affects the cost of these products is the underlying cost of the agricultural commodities such as flour, cheese, coffee, turkey and other products.  In order to mitigate the impact of rising commodity costs, we enter agreements with our suppliers to fix the cost of these products for a specified period of time that is generally one year or less. We do not engage in the practice of buying futures contracts and therefore we do not have derivative accounting. Packaging and distribution costs are primarily affected by the cost of oil because petroleum based material is often used to package products for distribution. Although we have generally been able to increase our retail prices at our company-owned restaurants to offset the increased costs of these items, we may not be able to do this in the future.

Compared to 2005, dairy and coffee prices in 2006 have slightly decreased. We expect the costs to remain relatively stable for the remainder of 2006. Commodity costs for flour continue to rise during 2006 as compared to 2005. Flour represents the most significant raw ingredient we purchase and world-wide wheat production for 2006 has been below projections due to poor crop yields. We expect to see continued pressure throughout the end of this year and continuing into 2007. We have experienced increases in the cost of other ingredients such as corn syrup due to the ethanol production demand on corn.

Compensation costs reflect the hourly wages, salary, bonus, taxes and insurance that we pay our associates at each restaurant. Compensation costs tend to vary by geographic region based upon the labor market, local minimum wages, and the supply and demand of workers. Also, compensation costs tend to be semi-variable in nature and increase or decrease somewhat based upon the volume of products sold. Due to competition for personnel, limited availability in the labor pool, and changes in the federal overtime regulations, we anticipate that we may experience an increase in hourly wages during the remainder of 2006 contingent upon the number of overtime hours worked. Additionally, we are aware of increases in state minimum hourly wage rates in most of the states in which we operate that are effective beginning January 1, 2007. We continue to make improvements in labor efficiencies that may help to offset a portion of the increases in labor costs.

Other operating costs consist of utilities, restaurant and other supplies, repairs and maintenance, laundry and uniforms, bank charges and other costs related to the operation of the company-owned restaurant. Certain of these costs generally tend to be fixed in nature and are only modestly impacted by changes in the volume of products sold. Utilities, distribution costs and other expenses impacted by fuel price fluctuations are not fixed and are contingent upon contract rates negotiated by third parties outside of our control. Many of our contracts are re-priced quarterly based on the prior quarter’s market fluctuations resulting in a delayed effect upon on operating costs. During 2005 and part of 2006, we experienced increases in the cost for energy. Our distribution partners and common freight carriers passed on fuel surcharges to us during 2004, 2005 and part of 2006. During periods of uncertainty and significant market fluctuations, we cannot be certain of the impact on our future operating results. If we are unable to leverage cost increases with operating efficiencies or price increases, it may negatively impact our operating results. Conversely, decreases in fuel prices will positively impact our utilities, distribution costs and other related expenses.

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

Manufacturing costs are comprised of raw materials such as flour, dairy products and meats, compensation costs and the related taxes and employee benefits, rents, supplies and repairs and maintenance. These costs are directly related to the manufacturing revenue they produce. Operating results from our manufacturing operations represents third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs.

Changes in any of the aforementioned categories could directly impact the profitability of our company-owned restaurants, manufacturing operations or distribution channels. Increases in any of these expense trends in the near future may contribute to degradation in our profit margins until such time as we are able to pass on increased costs to our consumers.

Consumer Spending Habits and Impact of Inflation

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. In particular, the effects of higher gasoline prices, an increase in minimum balances payable on consumer debt and increasing interest rates among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty like interest rate speculation, unemployment rates, and real estate market conditions. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

We have experienced only a modest impact from inflation as evidenced by a slight increase in the level of consumer prices. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates slightly above the applicable federal, state or municipal “living wage” rates. Food costs as a percentage of sales have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

Results of Operations

This table sets forth, for the periods indicated, certain amounts included in our consolidated statements of operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	Third quarter ended:		Increase	Third quarter ended:		Year to date ended:		Increase	Year to date ended:
	(in thousands of dollars)		(Decrease)	(percent of total revenue)		(in thousands of dollars)		(Decrease)	(percent of total revenue)
	October 3,	September 27,	2006	October 3,	September 27,	October 3,	September 27,	2006	October 3,	September 27,
	2006	2005	vs. 2005	2006	2005	2006	2005	vs. 2005	2006	2005
Revenues:
Restaurant sales	89,213	87,937	1.5%	93.2%	92.8%	271,300	265,912	2.0%	93.3%	93.2%
Manufacturing revenues	5,052	5,270	(4.1)%	5.3%	5.6%	15,126	14,905	1.5%	5.2%	5.2%
Franchise and license related revenues	1,487	1,575	(5.6)%	1.6%	1.7%	4,358	4,373	(0.3)%	1.5%	1.5%
Total revenues	95,752	94,782	1.0%	100.0%	100.0%	290,784	285,190	2.0%	100.0%	100.0%

Cost of sales:
Restaurant costs	72,187	73,941	(2.4)%	75.4%	78.0%	219,677	219,141	0.2%	75.5%	76.8%
Manufacturing costs	5,445	4,980	9.3%	5.7%	5.3%	15,952	13,880	14.9%	5.5%	4.9%
Total cost of sales	77,632	78,921	(1.6)%	81.1%	83.3%	235,629	233,021	1.1%	81.0%	81.7%

Gross profit:
Retail	17,026	13,996	21.6%	17.8%	14.8%	51,623	46,771	10.4%	17.8%	16.4%
Manufacturing	(393)	290	*	(0.4)%	0.3%	(826)	1,025	*	(0.3)%	0.4%
Franchise and license	1,487	1,575	(5.6)%	1.6%	1.7%	4,358	4,373	(0.3)%	1.5%	1.5%
Total gross profit	18,120	15,861	14.2%	18.9%	16.7%	55,155	52,169	5.7%	19.0%	18.3%

Operating expenses:
General and administrative expenses	9,750	8,868	9.9%	10.2%	9.4%	30,038	26,857	11.8%	10.3%	9.4%
Depreciation and amortization	2,640	5,798	(54.5)%	2.8%	6.1%	14,238	19,583	(27.3)%	4.9%	6.9%
Loss on sale, disposal or abandonment of assets, net	193	104	85.6%	0.2%	0.1%	206	269	(23.4)%	0.1%	0.1%
Impairment charges and other related costs	51	206	(75.2)%	0.1%	0.2%	134	1,490	(91.0)%	0.0%	0.5%
Income from operations	5,486	885	519.9%	5.7%	0.9%	10,539	3,970	165.5%	3.6%	1.4%
Other expense (income):
Interest expense, net	4,749	5,805	(18.2)%	5.0%	6.1%	14,670	17,497	(16.2)%	5.0%	6.1%
Prepayment penalty upon redemption of $160 Million Notes	—	—	*	0.0%	0.0%	4,800	—	*	1.7%	0.0%
Write-off of debt issuance costs upon redemption of $160 Million Notes	—	—	*	0.0%	0.0%	3,956	—	*	1.4%	0.0%
Other, net	(15)	(106)	*	(0.0)%	(0.1)%	(5)	(232)	*	(0.0)%	(0.1)%
Net income (loss)	752	(4,814)	(115.6)%	0.8%	(5.1)%	(12,882)	(13,295)	(3.1)%	(4.4)%	(4.7)%

* not meaningful

Restaurant Operations

While our comparable store sales for the third quarter ended 2006 were slightly better than the overall industry, our restaurant sales were below our expectations. Restaurant sales improved 1.5% and 2.0% when compared to the third quarter and year to date periods ended 2005, respectively. Our comparable store sales increase of 3.2% consisted of a 5.7% increase in average check partially offset by a 2.3% reduction in transactions during the third quarter ended October 3, 2006. We also experienced a 4.3% increase in comparable store sales for the year to date period ended October 3, 2006 that consisted of a 6.2% increase in average check partially offset by a 1.7% reduction in transactions. The increase in average check was related to a system-wide price increase, a slight shift in product mix to higher priced items, and suggestive selling techniques encouraging our “Sweeten the Deal” bundling offer and our “Hate to Wait” promotion (a pre-packaged baker’s dozen of bagels with cream cheese). Comparable store sales represent sales at restaurants open for one full year and have not been relocated or closed during the current year.   Comparable store sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base.  A restaurant becomes comparable in its 12th full month of operation. Comparable store sales are also referred to as “same-store” sales or as “comp sales” within the restaurant industry.

The following table summarizes the elements of comparable store sales for each quarter in fiscal 2005 and 2006:

Comparable
Period	Store Sales
Third quarter, fiscal 2005	6.0%
Fourth quarter, fiscal 2005	3.9%
First quarter, fiscal 2006	6.2%
Second quarter, fiscal 2006	3.6%
Third quarter, fiscal 2006	3.2%

We believe we can improve our transaction counts and bring further awareness to our brand by focusing on improvements in the operation of our restaurants including initiatives in customer service (accuracy, friendliness and speed of service), overall restaurant appearance and further development of catering programs in selected markets. In addition, we are introducing our new seasonal menu, enhancing our local store marketing and implementing employee level contests to promote suggestive selling during the fourth quarter of fiscal 2006.

Our restaurant gross profit increased 21.6% and 10.4% for the third quarter and year to date periods ended October 3, 2006, respectively, when compared to the comparable periods in 2005. Our restaurant margins are impacted by various store-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Because certain elements of cost of sales such as rent, utilities, property taxes and manager salaries are fixed in nature, incremental sales positively impact gross profit. Depreciation, amortization and income taxes do not impact our store contribution margins.

During the third quarter of 2006, the increase in restaurant sales over the comparable period contributed approximately $0.3 million of store contribution margin related to the increased sales. Our margins were also favorably impacted by a reduction in marketing expense of $2.1 million, $0.4 million in decreased workers’ compensation loss reserves and group insurance IBNR (incurred but not reported) estimates, $0.3 million for improvements in labor utilization, offset by $0.1 million in additional bonus wages payable due to improved operating performance.

During the year to date period ended October 3, 2006, the increase in restaurant sales over the comparable period contributed approximately $4.3 million of store contribution margin related to the increased sales. Our margins were also favorably impacted by approximately $1.0 million for improvements in labor utilization and $0.7 million savings in real estate taxes that included the settlement of a real estate tax dispute, $0.7 million reduction in marketing expense, $0.3 million due to the timing of repair and maintenance expenditures, offset by $0.9 million in increased workers’ compensation loss reserves, $0.8 million in increased energy and utility costs and $0.4 million in wages payable due to improved operating performance.

Manufacturing Operations

Our manufacturing operations predominately support our company-owned restaurants and generate revenue from the sale of food products to franchisees, licensees and third-party distributors. For the third quarter and year to date periods ended October 3, 2006 and September 27, 2005, our manufacturing margins represented less than 1.0% of total revenues. Our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. Margins from our manufacturing operations represent third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs. All inter-company transactions have been eliminated during consolidation.

During the third quarter and year to date period ended October 3, 2006, our manufacturing operations experienced negative margins primarily due to increases in raw materials and freight costs and incremental start-up costs associated with new products and customers. During the fourth quarter of 2006, we plan to increase prices to third party customers. Additionally, we plan to begin operating two new commissary locations which, we believe, will increase future capacity, enabling us to become more operationally efficient in the future. We believe these initiatives will positively impact our manufacturing operations.

Franchise and License Operations

Revenues for the franchised and licensed operations consist primarily of initial fees and royalty income earned as a result of operation of franchise and license restaurants.  Overall, franchisee and licensee royalty income decreased approximately $0.1 million during the third quarter of 2006 as compared to the same quarter of 2005.  The third quarter of 2006 included an improvement in revenue of approximately $0.2 million predominately due to improved comparable sales in the Manhattan and Einstein Bros. brands and an increase in number of Einstein Bros. licensee restaurants. During the third quarter of fiscal 2005, we recognized approximately $0.3 million in accelerated royalties due to an early termination of a franchise agreement.

General and Administrative Expenses

General and administrative expenses include corporate and administrative functions that support our company-owned restaurants as well as our manufacturing and franchise and license operations.  These costs include employee wages, taxes and related benefits, travel costs, information systems, recruiting and training costs, corporate rent, and general insurance costs.

Our general and administrative expenses increased 9.9%, or $0.9 million, for the third quarter of 2006 when compared to the third quarter of 2005. Contributing to the increase was approximately $0.3 million in increased severance, salary, and other wage related expenses, $0.3 million in increased management training wages, an increase of $0.2 million in bonus wages payable to corporate office staff due to improved operating performance, $0.1 million in relocation expense for new management, and $0.1 million in stock based compensation expense. These increases are offset with a decrease of $0.2 million in group insurance IBNR estimates.

General and administrative expenses increased 11.8%, or $3.2 million, for the year to date period ended October 3, 2006 when compared to the year to date period ended September 27, 2005. Contributing to the increase was approximately $0.5 million in stock based compensation expense, $0.4 million in bonus wages payable to corporate office staff due to improved operating performance, $0.4 million in increased travel and management development expenses, $0.3 million in expenses related to the costs of transitioning to a new distributor, $0.4 million in management training wages, $0.2 million in relocation expense for new management, $0.1 million in increased salary related expenses and $0.2 million in additional consulting and contract labor fees. Additionally, we incurred approximately $0.7 million for our first annual leadership summits for our Einstein Bros. and Noah’s general managers and our Manhattan Bagel franchisees.

Depreciation and Amortization

Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets.  The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Depreciation and amortization expenses decreased 54.5%, or $3.2 million, for the third quarter of 2006 when compared to the third quarter of 2005. Depreciation and amortization expenses decreased 27.3%, or $5.3 million, for the year to date period ended October 3, 2006 when compared to the year to date period ended September 27, 2005.  The decrease is primarily due to all of our amortizing intangible assets becoming fully amortized and a substantial portion of our other assets becoming fully depreciated within the second and third quarters of fiscal 2006. Depreciation and amortization expense is predominately related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe our annual rate of depreciation expense will approximate $12 million to $15 million in the near term.

Loss on the Disposal, Sale or Abandonment of Assets

Loss on the disposal, sale or abandonment of assets represents the excess of proceeds received, if any, over the net book value of an asset. We establish estimated useful lives for our assets, which range from 3 to 8 years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the noncancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives.

Impairment Charges and other Related Costs

Impairment losses are non-cash charges recorded on long-lived assets, goodwill, trademarks and our other intangible assets. Generally, an indicator of impairment would include significant change in an asset’s ability to generate positive cash flow in the future or in the fair value of an asset. Whenever impairment indicators are determined to be present, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During the third quarter and year to date period ended October 3, 2006, we recorded $51,000 and $0.1 million, respectively in impairment charges related to company-owned restaurants. During the third quarter and year to date period ended September 27, 2005, we recorded $0.1 million and $0.2 million, respectively in impairment charges related to company-owned restaurants.  In addition, during the third quarter and year to date period ended September 27, 2005 we recorded $0.1 million and $1.3 million, respectively in impairment charges related to our Chesapeake trademarks.

Interest Expense

On February 28, 2006, we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. We replaced this debt with $170 million in new term loans and a $15 million revolving credit facility effectively reducing our effective interest rate from 13.9% to a weighted-average effective interest rate of 9.9% as of October 3, 2006. During the first quarter ended 2006, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium on the $160 Million Notes in the amount of $4.8 million. During the third quarter and year to date period ended 2006, we incurred $4.7 million and $14.7 million, respectively, in net interest expense compared to $5.8 million and $17.5 million in the respective 2005 periods.

Net Income (Loss) and Income Taxes

Cumulative net operating losses generated in the current year from continuing operations resulted in no federal and state income tax liability for the third quarter and year to date periods ended 2006 and 2005. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL’s) for tax purposes. Our NOL’s are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. Due to improved operations and as a result of a reduction in our depreciation and amortization expense, as well as a savings from the reduction in the interest rate on our debt facility, we achieved net income of $0.8 million for the third quarter ended October 3, 2006.

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

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of October 3, 2006, net operating loss carryforwards of $158 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

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

Working Capital Deficit and Cash Flows

As of October 3, 2006, we had unrestricted cash of $4.2 million, restricted cash of $2.8 million and no outstanding borrowings under the Revolving Facility. However, we have $6.9 million in letters of credit outstanding under our Revolving Facility at October 3, 2006.  Our working capital deficit increased to $13.6 million at October 3, 2006 from $11.7 million at January 3, 2006, primarily due to the short-term classification of principal payments due under our First Lien Term Loan. Due to increased profitability at our company-owned restaurants and the timing of operational receipts and payments, net cash generated by operating activities was $9.4 million for the year to date period ended October 3, 2006 compared to $2.8 million for the year to date period ended September 27, 2005. Cash provided by operations for the year to date period ended October 3, 2006 includes a $4.8 million cash prepayment penalty incurred upon redemption of the $160 Million Notes.

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

During the year to date period ended October 3, 2006, we used approximately $10.6 million of cash to purchase additional property and equipment that included $1.2 million for new restaurants, $2.0 million for remodeling existing restaurants, $3.7 million for replacement and new equipment at our existing company-owned restaurants, $2.3 million for our manufacturing operations and $1.4 million for general corporate purposes. We anticipate that the majority of our capital expenditures for fiscal 2006 will be focused on our refresh and remodel strategy that includes updates of restaurant interiors and design flow. In addition, we plan to acquire additional equipment for new menu items and improvements in the speed of service, particularly during the morning day-part. We also plan to open 5 new company-owned restaurants during 2006 at an average capital investment of approximately $0.4 million to $0.5 million per restaurant.  For the year to date period ended October 3, 2006, we have opened 2 restaurants, including an Einstein’s Bros. in Boca Raton, FL and a Noah’s in Mercer Island, WA Additionally, on October 14, 2006, we opened an Einstein Bros. restaurant in Chicago.  We anticipate opening an Einstein Bros. restaurant in Phoenix and a Noah’s restaurant in Portland, which are projected to open during the fourth quarter of fiscal 2006.

As a result of our refinancing of our $160 Million Notes with $170 million in new term loans in February 2006, we borrowed $169.4 million in term loans and incurred approximately $5.0 million in debt issuance costs. Upon closing of our new debt facility, we began amortizing these costs and the debt issuance costs related to our $160 Million Notes and AmSouth Revolver were written-off.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of October 3, 2006:

	Payments Due by Period
	2006	2007 to 2009	2010 to 2011	2012 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$32,491	$—	$—	$—	$32,491
Debt	755	21,085	58,050	105,795	$185,685
Estimated interest expense on our Debt Facility	4,241	48,658	26,279	4,987	$84,165
Manditorily Redeemable Series Z	—	57,000	—	—	$57,000
Minimum lease payments under capital leases	66	115	—	—	$181
Minimum lease payments under operating leases	6,654	44,585	12,482	2,391	$66,112
Purchase obligations (a)	4,827	—	—	—	$4,827
Other long-term obligations (b)	—	1,344	832	4,907	$7,083
Total	$49,034	$172,787	$97,643	$118,080	$437,544

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

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. Minimum future rental payments remaining under these leases were approximately $0.9 million as of October 3, 2006. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

We have $6.9 million in letters of credit outstanding under our Revolving Facility at October 3, 2006. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

During the third quarter and year to date periods ended October 3, 2006 and September 27, 2005, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our debt as of October 3, 2006 was principally comprised of the Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and Subordinated Note as further discussed in Note 6 to the consolidated financial statements included in Part I of this document. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our Revolving Facility, First Lien Term Loan and Second Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would increase our net loss by approximately $1.5 million annually, assuming no change in the size or composition of debt at October 3, 2006. Currently, the interest rates on our First Lien Term Loan, Second Lien Term Loan and Revolving Facility are predominately at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

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

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 3, 2006. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended October 3, 2006, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors Relating to Our Business and Our Industry

Failure to protect food supplies and adhere to food safety standards could result in food-borne illnesses and/or injuries to our customers.

Food safety is the most significant risk to any company that operates in the restaurant industry. It is the focus of increased government regulatory initiatives at the local, state and federal levels. To limit our exposure to the risk of food contamination, we vigorously emphasize and enforce food safety policies in all of our restaurants and at our commissaries and manufacturing plant. These policies are designed to work cooperatively with programs established by health agencies at all levels of government authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, we make use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant workers on all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to be certified in ServSafe Training and are required to be re-certified every three to five years.

Failure to protect our food supply or enforce food safety policies such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our customers. Instances of food-borne illness, including listeriosis, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. If any of our customers become ill from consuming our products, the affected restaurants may be forced to close. An instance of food contamination originating from one of our restaurants, our commissaries or our manufacturing plant could have far-reaching effects, as the contamination would affect substantially all of our restaurants. In addition, product contamination or recalls, in general, such as the recent warning by the FDA and illnesses related to fresh spinach, may cause our customers to cease frequenting our restaurants based on fear of such illnesses.

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

Our ability to achieve any or all of these initiatives is uncertain.  Our success in developing new menu offerings and refreshing our restaurants is dependent in part on our ability to predict and satisfy consumer preferences.  Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, train appropriate staff and properly manage the new restaurant.  Our success in increasing third-party sales is dependent on identifying new opportunities and negotiating profitable arrangements with third-party purchasers.  If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

The level of growth in comparable store sales significantly affects our sales growth and will be a critical factor affecting profit growth. The profit margin driven by comparable store sales enables fixed costs to be spread over a higher sales base. Our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to increase throughput, such as increasing the speed at which our employees serve each customer, and to build customer awareness of our menu offerings. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual restaurants. It is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative and could adversely impact our sales and profit growth.  We expect quarterly comparable restaurant sales increases to decline throughout the year as sequential comparisons become more difficult.

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

The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. For example, flour represents the most significant raw ingredient we purchase and world-wide wheat production for 2006 has been below projections due to poor crop yields. We expect to see continued pressure throughout the end of this year and continuing into 2007.  We have limited control over these changes in the price and quality of commodities, since we do not have any long-term pricing agreements for these ingredients.  We may not be able to pass through any future cost increases by increasing menu prices, as we have done in the past. We and our franchisees and licensees are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply.  All of these factors could adversely affect our business, reputation and financial results.

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

Our contract with our supplier of frozen bagel dough expires at the end of 2006 and we are in the process of negotiating a new 5-year contract. If we are unable to reach a new agreement to supply frozen bagel dough on favorable terms, our frozen bagel dough costs could increase which would have a negative impact on our results from operations.

Failure of our distributors to perform adequately or any disruption in our distributor relationships could adversely affect our business and reputation.

We depend on our network of distributors to distribute frozen bagel dough and other products and materials to our company-owned, franchised and licensed restaurants. Any failure by one or more of our distributors to perform as anticipated, or any disruption in any of our distribution relationships for any reason, would subject us to a number of risks, including inadequate products delivered to our restaurants, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries.  Any of these events could harm our relationships with our franchisees or licensees, or diminish the reputation of our menu offerings or our brands in the marketplace.  In addition, a negative change in the volume of products ordered from our distributors by our company-owned, franchised and/or licensed restaurants could increase our distribution costs. These risks could have a material adverse effect on our business, financial condition and results of operations.

During late 2005, we negotiated contract terms with a new distribution partner. We have experienced some transition issues at one new distribution center during 2006, but at this time we do not believe these issues will have a material adverse effect on our results of operations. We are currently working to resolve these issues.

Increasing labor costs could adversely affect our results of operations and cash flows.

We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by an increase in the federal, state or municipal “living wage” rates. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Although few, if any, of our associates are paid at the minimum wage level, an increase in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees. We are aware of increases in state minimum hourly wage rates in most of the states in which we operate that are effective beginning January 1, 2007. A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of associates from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash flows if we are unable to recover these increases by raising the prices we charge our customers.

We may not be able to generate sufficient cash flow to make payments on our substantial amount of debt.

We have a high level of debt and are highly leveraged. As of October 3, 2006, we had $170 million in term loans outstanding. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future.  Our high level of debt, among other things, could:

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

We rely in part on our franchisees and licensees and the manner in which they operate their restaurants to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful restaurants in their respective areas. In addition, franchisees and licensees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of franchisees and licensees to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates. As we move into offering franchises for our Einstein Bros. Bagel brand, our reliance on our franchisees is expected to increase in proportion to growth of the franchisee base. We are still in the planning stages with respect to franchising our Einstein Bros. brand, and have not yet made any formal offers of franchise area development agreements for this brand.  We may not be able to identify franchisees that meet our criteria, or to enter into franchise area development agreements with prospective franchisee candidates that we identify.  As a result, our franchise program for the Einstein Bros. brand may not grow at the rate we currently expect, or at all.

Government regulation could increase our costs or result in fines or other penalties against us.

Each of our restaurants is subject to licensing and regulation by the health, sanitation, safety, labor, building and fire agencies of the respective states and municipalities in which it is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on us and our results of operations.

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

NEW WORLD RESTAURANT GROUP, INC.

Date:	November 10, 2006	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	November 10, 2006	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer