Form 10-K
period 2007-01-02
NEW WORLD RESTAURANT GROUP INC
filed 2007-03-07
CIK 949373

Use these links to rapidly review the document
NEW WORLD RESTAURANT GROUP, INC. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2007
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-27148

NEW WORLD RESTAURANT GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3690261
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1687 Cole Blvd., Golden, Colorado 80401	(303) 568-8000
(Address of Principal Executive Offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	Common Stock, $.001 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company. Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 4, 2006 was $2,560,387 (computed by reference to the closing sale price as reported on the "pink sheets"). As of February 28, 2007, 10,612,227 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III is incorporated herein by reference from the registrant's definitive proxy statement for the 2007 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2006 fiscal year.

NEW WORLD RESTAURANT GROUP, INC.
FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Our Company

        We are a leading fast-casual restaurant chain, specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. As of January 2, 2007, we own and operate, franchise or license 598 restaurants in 36 states and the District of Columbia, primarily under the Einstein Bros. Bagels (Einstein Bros.), Noah's New York Bagels (Noah's) and Manhattan Bagel (Manhattan) brands. Einstein Bros. is a national fast-casual restaurant chain. Noah's is a regional fast-casual restaurant chain operated exclusively on the West Coast. Manhattan is a regional fast casual chain operated predominantly in the Northeast. Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages. Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients and we deliver them to our restaurants quickly and efficiently through our network of independent distributors. These operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

Our Proposed Name Change

        We are recommending to our stockholders an amendment to our restated certificate of incorporation that would change our name from "New World Restaurant Group, Inc." to "Einstein Noah Restaurant Group, Inc." Our board of directors has approved the amendment, which is subject to the approval of our stockholders at the Annual Meeting to be held on May 3, 2007. You can find additional information in our 2007 Proxy Statement, which will be filed within 120 days after the close of the 2006 fiscal year, and is hereby incorporated by reference.

Our History

        We opened our first company-owned restaurant, a New World Coffee café, in New York in 1993. Over the next couple of years, we grew by opening additional New World Coffee cafés in the Northeast and through the 1996 acquisition of our coffee supplier, Willoughby's Coffee and Tea (Willoughby's). We became a significant franchisor of bagel specialty restaurants by purchasing Manhattan in 1998, which included a bagel manufacturing facility, and Chesapeake Bagel Bakery in 1999. After completing these acquisitions, there were approximately 340 restaurants in our system, about 90% of which were franchises. In 2001, we acquired the assets of Einstein/Noah Bagel Corp., which included approximately 460 company-owned restaurants operated under two brands—Einstein Bros. and Noah's, as well as an additional bagel manufacturing facility. The Einstein Bros. acquisition marked a shift in our business focus to company-owned restaurants rather than franchised restaurants. Through this series of acquisitions, we became the largest owner/operator/franchisor/licensor of bagel specialty restaurants in the United States.

        In 2001, to finance the Einstein Bros. acquisition, we issued a substantial amount of short-term debt and preferred equity. We then completed a series of transactions aimed at simplifying and rationalizing our capital structure which resulted in an equity restructuring in September 2003. As a result, Greenlight Capital L.L.C. and its affiliates (Greenlight) beneficially acquired 92 percent of our common stock as of September 2003. Today, Greenlight beneficially owns approximately 94 percent of our common stock.

        Our current management team, which was appointed in 2003, has focused on streamlining our operations and capital structure to provide a foundation for future growth. In particular, we have closed 51 company-owned restaurants and 140 franchised and licensed restaurants that did not meet our performance standards, and have taken steps to enhance our brands, improve our margins and expand our menus. We have identified Einstein Bros., Noah's and Manhattan as our core brands. As a result, we sold

Willoughby's in 2004 and developed an exit strategy for our Chesapeake brand. There are only two company-owned New World Coffee locations and four franchised Chesapeake locations remaining. As of January 2, 2007, we have 598 restaurants in key locations and plan to expand our operations under our core brands.

        Finally, in early 2006 we completed a significant refinancing of our debt on substantially improved terms based upon our improved financial condition and favorable market conditions.

Our Industry

        Studies show that over the past 50 years, there has been a steady shift away from the consumption of "food-at-home" towards the purchase of "food-away-from-home." The National Restaurant Association, or the NRA, estimates that 47.5% of total U.S. food expenditures was spent at restaurants in 2006, up from 25% in 1955, and that this figure will grow to 53% of total U.S. food expenditures by 2010. According to Fitch Ratings, a ratings agency and research firm, increasing disposable income, the decrease in the size of the average U.S. household and the aging of the U.S. population have contributed to this increase. Fitch Ratings projects that these trends will continue to increase demand in the U.S. restaurant industry over the next 10 to 20 years. According to the U.S. Census Bureau and the USDA Economic Research Service, the cost premium for a restaurant meal versus a home-cooked meal has steadily declined since 1990, making eating out more cost-effective.

        U.S. restaurant industry sales in 2005 were approximately $486.1 billion, representing approximately 4% of the U.S. gross domestic product, according to the NRA. The NRA estimates that in 2006 the U.S. restaurant industry, with an estimated 925,000 locations nationwide, generated sales of $511.1 billion, representing the 15th consecutive year of sales growth, adjusted for inflation, for the industry and a 5.1% increase over 2005. Further, the NRA reports that the U.S. restaurant industry grew at a compound annual growth rate of 7.2% from 1970 through 2005, inclusively.

        We compete in the fast-casual segment of the restaurant industry. Fast-casual restaurants are a hybrid between traditional fast-food restaurants and full-service restaurants, offering key aspects of both categories. Fast-casual offers accessibility, lower prices (with average checks under $10) and faster service, similar to fast-food restaurants. However, fast-casual offers higher quality food, made-to-order products and upscale décor more in keeping with full-service restaurants. Fast-casual restaurants tend to do their highest sales volume during the day, as opposed to dinner-centric full-service restaurants, and have higher average checks than traditional fast-food restaurants. The fast-casual segment has been growing more rapidly than the overall restaurant industry. According to a 2006 study by Technomic, Inc., an independent national consulting and research firm, the fast-casual segment grew by approximately 15.1% over the 2004-2005 period and reached approximately $11.0 billion in sales in 2006. This growth is in sharp contrast to the growth of the full service and limited service of 5.3% and 6.1% respectively for the same period. Geraty Investments estimates an additional 8.0% growth in fast-casual for 2006.

        We compete in the breakfast, lunch and afternoon dayparts. Within the breakfast daypart, we believe the guest seeking a high-quality and convenient product is underserved, as few fast-casual restaurants are focused on this daypart. We believe premium coffee shops typically lack a fresh, appealing and broad enough food menu, and traditional fast-food restaurants fail to offer the quality of food these guests desire. Full-service breakfast restaurants lack the convenience we believe these guests prefer, as illustrated by the Technomic's 2006 report Restaurants 2006: Trends and Directions. For example, Technomic's Southern California study found that 22% of people eat breakfast in their cars or in transit to work. We believe this creates a growth opportunity for a fast-casual restaurant chain like ours.

Our Strengths

Leader in the Breakfast Daypart

        We believe we are a leading fast-casual restaurant company serving the breakfast daypart, based on both size and guest preference. We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States with 598 restaurants in 36 states and the District of Columbia as of January 2, 2007. We were given the highest concept rating as a "Good Place for Breakfast" in Technomic's report Quick Casual: Evaluating the Quick Casual Restaurant Opportunity, issued in 2002. We believe this is driven by our fresh, innovative offerings and more sophisticated alternatives for breakfast than those provided by fast-food restaurants or coffee cafés. For example, a typical Einstein Bros. company-owned restaurant offers approximately 25 varieties of bagels, 10 different breakfast sandwiches and 9 varieties of muffins, pastries and cookies. Unlike many of our competitors, we bake our signature bagels and other bakery products fresh on premises daily and our breakfast sandwiches are made-to-order.

National Brands with Neighborhood Presence

        Einstein Bros. is a national brand, with locations in 32 states and the District of Columbia. Our Noah's and Manhattan brands are regional, but well-recognized in their respective geographic markets. Despite our large scale, we believe our restaurants maintain a comfortable and cozy neighborhood atmosphere valued by our guests. We strive to create a warm and inviting environment in which our guests want to relax and "hang-out" by using fixtures and materials that are distinct for each brand and that reflect the brands' personalities and strong neighborhood identities. Our Einstein Bros. restaurants feature a "community table" where neighborhood residents gather. Our associates also prepare orders within our guests' view, which increases the personal interaction between our guests and our associates. Our guests' loyalty is demonstrated through their frequent use of our restaurants—for example, a study we conducted in 2001 concluded that 45% of our guests visit our restaurants at least five times a month.

High Quality and Innovative Menu Offerings

        Our restaurants offer a wide variety of made-to-order menu items using high-quality, fresh ingredients. In keeping with our baking heritage, the menu at a typical Einstein Bros. company-owned restaurant features a wide variety of fresh baked bagels, rolls, muffins and cookies, along with unique offerings that include breakfast and lunch paninis, hot and cold sandwiches and gourmet hand tossed salads. A typical Noah's restaurant menu also features a wide variety of fresh baked bagels, rolls, muffins and cookies, as well as unique breakfast sandwiches such as the panini and classic deli sandwiches for lunch, such as hot pastrami and corned beef. Both concepts also offer a line of gourmet bagel dogs and soups.

        With strong consumer demand for new and innovative high quality foods, our product development process has to move at a rapid pace. Our product development starts with a solid consumer-supported idea validated through qualitative focus groups. The product is then developed from scratch using high quality ingredients by our experienced culinary team in our test kitchen located at our corporate headquarters. We subsequently test new products in either a live single restaurant or entire market environment for operational, marketing, and employee feedback The product is then presented for final approval with consumer research and financial analysis to determine timing of the launch of the product or promotion. We develop numerous products and promotions simultaneously to keep the pipeline full of innovative ideas to launch. Our research and development and marketing teams are always working to develop the next product idea in order to be first to market.

        These efforts have enabled us to expand our menu to include a line of frozen drinks, pretzel bagels, and seasonal offerings such as the green bagel (St. Patrick's Day), pumpkin bagel (autumn) and candy cane bagel (winter holidays). We have also developed limited time offers (LTOs) to address the changes in guest preferences throughout the year. Because our sandwiches are made to order, our guests can customize their orders by creating their own combination of our fresh ingredients. Our commissary system, which prepares consistent, high-quality ingredients for our restaurants, is key to our ability to quickly offer our guests new and distinctive menu items.

Rapidly Improving Financial Performance

        Our financial performance has improved rapidly since the fourth quarter of 2003. We have reported nine consecutive quarters of positive operating income and nine consecutive quarters of positive comparable store sales. In addition to operational improvements that have helped our company's financial performance, in the first quarter of 2006, we completed a debt refinancing which resulted in cash flow savings of approximately $4.7 million on an annualized basis for 2006.

A Disciplined, Hands-on Management Team

        Our improved financial performance is a result of our management team's focus on restaurant operations, our strong management information systems which provide profit management and optimization tools and our strategically located commissary and manufacturing operations. Our management team has employed a "back-to-the basics" approach with a focus on growth and profitability. To that end, we have enhanced and rationalized our brands, exited non-core brands and closed underperforming restaurants. We also focused on improving restaurant operations through quality service checklists at all units, secret shopper inspections, improved ordering systems and enhanced training programs.

        During 2006, we developed and constructed a prototype for new company-owned Einstein Bros. locations. Our new prototype design includes certain key elements including a redesigned front bagel display case, new ordering system, open-air coolers, an expanded coffee bar, as well as an updated interior decor package. In addition to being the model for both company-owned and franchise locations, we plan to selectively remodel a limited number of our current restaurants to reflect the "front of the house" service system of the prototype. We will continue to use a "test, measure and learn approach" to potential new menu items as well as modifications to the physical appearance of our restaurants.

Our Strategy

Expand Sales at Our Existing Restaurants

        New Menu.    In late 2006, we tested a new menu at our Einstein Bros. prototype restaurant located in Chicago. This menu included traditional Einstein Bros. favorites such as the Tasty Turkey™ and the Italian Chicken Panini™, as well as popular items from our Noah's menu that included grilled chicken sandwiches as well as an expanded line of bagel dogs. In early 2007, we will deploy this new menu to all Einstein Bros. restaurants based upon the success that this menu has had at our Noah's restaurants.

        Improved Ordering and Production System.    We have tested an improved ordering system that uses wireless technology to reduce the time our guests wait in line before they receive their food. This system, which utilizes both a tablet PC as well as a traditional ordering station, is referred to as "store and forward". The wireless technology allows our associates to create a second ordering station for our guests. The order is then forwarded to the appropriate production area in our restaurant and is displayed on a monitor. The monitor tracks the time from when the order is taken to completion and alerts our associates to orders that have exceeded our normal production time. Additionally, we believe this system provides for a higher level of production accuracy than our current paper tickets, and helps to reduce waste. We plan to implement this improved system in our higher volume restaurants where we believe waiting time has been a limiting factor to increasing sales.

        Remodel Selected Restaurants.    We plan to remodel a limited number of our current restaurants. This remodel includes new self-service coolers, an expanded coffee bar, a separate station for quick "to go"

items and elements of our new interior decor package including furniture, decorative lighting and an "up-scaled" finish to our trademark poster series. The remodels are designed to incorporate elements from the front of the house configuration of our prototype restaurant.

        Increased Focus on Hospitality.    We believe exceptional guest service will provide the catalyst to ensure the new guest returns and increase the frequency of return visits. Our strategy to institutionalize a culture of superior hospitality is supported through investment in our restaurants as well as our approach to general manager compensation. We have developed a secret shopper program that focuses on the quality of the guest experience using a variety of objective measurements. We are also developing a guest survey that will encourage our guests to complete an online questionnaire related to their experience at the restaurant. The results of these independent programs will be a factor in the overall bonus compensation paid to our general managers.

        Broaden our Menu Offerings across Multiple Dayparts.    In 2006, we developed a line of frozen drinks for our Einstein Bros. restaurants that we refer to as "Bros. Blenders™." In 2007, we plan to introduce these items to our Noah's restaurants as well as creating seasonal LTOs of these items. Also in 2006, we developed a pretzel bagel that is available in our Einstein Bros. restaurants for the afternoon and late afternoon daypart. Finally, we are re-launching a test of our new pizza bagel in selected markets that is targeted towards increasing our lunch and late afternoon daypart sales.

        Increase Restaurant Sales through Catering.    We believe catering is an effective way to leverage our existing restaurant infrastructure with little or no additional capital investment and expose more people to our food and our brands. We recognize that an effective catering program requires different skills for effectively selling to businesses that frequently utilize catering. Accordingly, we assembled a dedicated staff of catering managers and specialists to perform this function. We have catering operations in thirteen major markets and plan on adding catering specialists in approximately five additional markets during 2007. We are also moving towards centralization of the ordering process to ensure the order is routed to the restaurant best positioned to fulfill it in a timely manner.

Open New Company-Owned Locations

        In 2006, we opened three new Einstein Bros. and two new Noah's company-owned restaurants. In 2007, we plan to open a total of 10 to 15 new company-owned restaurants in markets where we believe sales at these restaurants will exceed our current average unit volume (AUV). For Einstein Bros., we have targeted Atlanta, Chicago, Las Vegas, Phoenix, and various cities in Florida for development. For Noah's, we intend to focus our development efforts on Portland, Seattle and various cities in California. We will continue to identify new restaurant sites for 2008 to ensure that we achieve our development goals.

Open New Franchise and License Locations

        Franchising and licensing our brands allows us to increase our geographic footprint, guest recognition and generate additional revenues without the capital commitments and other risks associated with opening new company-owned restaurants.

        Franchising.    We believe we can leverage our franchising experience with the Manhattan brand to expand the current Manhattan franchise system and begin franchising our Einstein Bros. brand. In 2006, we retained the services of The iFranchise Group, Inc. (iFranchise) to assist us in the development of the franchise program for Einstein Bros. We have identified the specific markets in which we intend to grow through franchising. We are currently in discussions with several parties to develop these markets. With respect to Manhattan, we are working towards granting additional franchise rights to current franchisees and entering into development agreements with new franchisees in 2007. Between the two brands, we intend to open 10 to 15 additional franchise locations in 2007.

        Licensing.    At the end of 2006, we had 96 license locations throughout the United States. We have license relationships with Aramark, Sodexho, AAFES, HMS Host, Compass and CA1. These experienced companies operate foodservice businesses that are located in airports, colleges and universities, hospitals, military bases and on turnpikes. We intend to open 40 to 50 new license locations in 2007.

        We also use our franchise agreements to contract with qualified disadvantaged business enterprises (DBE's) either as licensees, fractional franchisees, or franchisees under a traditional franchise agreement who do not meet the fractional franchise exemption to open restaurants in our traditional licensee venues. As of January 2, 2006, we had 2 DBE franchisees operating stores in airport locations which operationally fall under our licensing group.

Restaurant Concepts

Einstein Bros.

        Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and hot breakfast sandwiches, cream cheese and other spreads, specialty coffees and teas, creative soups, salads and sandwiches, and other unique menu offerings. The average Einstein Bros. location is approximately 2,200 square feet in size with approximately 40 seats and is generally located in a neighborhood or regional shopping center. We use sophisticated fixtures and materials in the brand's design to create a casual restaurant environment that is consumer friendly, inviting and reflective of the brand's personality and strong neighborhood identity, and which visually reinforces the distinction between the brand's fast-casual positioning and that of fast-food restaurants. On a prospective basis, we intend to design and build new restaurants consistent with the layout of our prototype restaurant which is approximately 2,500 square feet in size. This will allow for additional seating as well as the improved guest service system. During 2006, 2005 and 2004, Einstein Bros. company-owned restaurants generated approximately 82% of our total restaurant sales.

Noah's

        Noah's offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and other baked goods, made-to-order deli style sandwiches, including such favorites as pastrami, corned beef and roast beef on fresh breads and bagels baked on premises daily, hearty soups, innovative salads, desserts, five fresh brewed premium coffees daily and other café beverages. The average Noah's location is approximately 1,800 square feet in size with approximately 12 seats and is located in urban neighborhoods or regional shopping centers. We use elaborate tile work and wood accents in the brand's design to create an environment reminiscent of a Lower East Side New York deli, which reinforces the brand's urban focus with an emphasis on the authenticity of a New York deli experience. On a prospective basis, we intend to build new restaurants of approximately 2,500 square feet that will incorporate substantially more seating than our current restaurants. During 2006, 2005 and 2004, Noah's company-owned restaurants generated approximately 17% of our total restaurant sales.

Manhattan

        Manhattan offers over 20 varieties of fresh-baked bagels, as well as bagel sticks and bialys and up to 15 flavors of cream cheese, a variety of breakfast and lunch sandwiches, salads, soups, coffees and café beverages and desserts. The average Manhattan location is approximately 1,400 to 2,400 square feet with 24 to 50 seats and is primarily located in suburban neighborhoods or regional shopping centers. We have developed a new prototype design for our Manhattan restaurants that will utilize approximately 2,300 square feet and provide for additional seating, freezer and cooler capacity. Manhattan restaurants are designed to combine the authentic atmosphere of a bagel bakery with the comfortable setting of a neighborhood meeting place.

Remodel of Certain Restaurants

        In late 2006, we remodeled selected restaurants to incorporate elements from the front of the house configuration of our prototype restaurant. These remodels included new self-service coolers, an expanded coffee bar, a separate station for quick "to go" items and elements of our new interior decor package including furniture, decorative lighting and an "up-scaled" finish to our trademark poster series. Based upon the operating performance of those restaurants, we plan to complete similar remodels of approximately 25 additional restaurants in 2007. We believe the remodeled restaurants will provide a superior guest experience as well as improved speed of service and order accuracy.

Site Selection

        We consider our site selection process critical to our long-term success. Our site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures. We then determine the availability of the site and the related costs. Our site selection strategy emphasizes co-tenant out parcel, end-cap and in-line locations in neighborhood shopping centers and power centers with easy access from high-traffic roads. We are prioritizing locations which allow for the construction of drive-through windows, since our existing locations with this feature have a higher AUV than our locations that do not.

        Our AUV goal for a new restaurant is at least $1.0 million by the end of the first full year of operations. We believe by leveraging and implementing the key attributes of our remodel program as well as understanding the characteristics driving the performance of our strongest restaurants, we will be able to open restaurants that operate at this level. Excluding tenant improvement allowances, the cost of a new restaurant is approximately $550,000 but can vary based upon square footage, layout and location. The cost includes equipment, leasehold improvements, furniture and fixtures, and other related capital. To the extent available, we plan to open locations with greater visibility such as drive-through windows or end-cap units. While these attributes increase our lease and construction costs, they generally increase our revenues by more than $100,000 per year.

Support of Our Restaurant Operations

        We believe controlling the development, sourcing, manufacturing and distribution of our key products is an important element in ensuring both quality and profitability. To support this strategy, we have developed proprietary formulations, invested in processing technology and manufacturing capacity, and aligned ourselves with strategic suppliers.

Purchasing

        Our purchasing programs provide our company-owned restaurants and our franchised and licensed locations with high quality ingredients at competitive prices from reliable sources. Consistent product specifications, as well as purchasing guidelines, ensure freshness and quality. Because we utilize fresh ingredients in most of our menu offerings, inventory at our distributors and company-owned restaurants is maintained at modest levels. We negotiate short-term and long-term price agreements and contracts depending on supply and demand for our products and commodity pressures. These agreements can range in duration from six months to five years.

Key Ingredients—Bagel Dough, Cream Cheese and Coffee

        We have developed proprietary recipes and production processes for our bagel dough, cream cheese and coffee to help ensure product consistency. We believe this system provides a variety of consistent, superior quality products at competitive-market prices to our restaurants, franchisees and licensees.

        Frozen bagel dough is shipped to all of our company-owned, franchised and licensed Einstein Bros., Noah's and Manhattan restaurants and baked on-site. Our significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough produces a high-quality product more commonly associated with smaller bakeries.

        Our cream cheese is manufactured to our specifications utilizing our proprietary recipes. Our cream cheese and certain other cheese products are purchased exclusively from a single source. We also have developed a proprietary coffee blend for sale at our Einstein Bros. and Noah's company-owned and franchised locations. All of our coffee is purchased through a sole-sourced third party provider. We are currently looking at the industry for other viable sources of supply in order to mitigate some risks associated with single sources of supply.

Other Ingredients

        We purchase other ingredients used in our restaurants, such as sliced meat, lettuce, tomatoes and condiments, from a select group of third party suppliers. Our chicken products come from naturally raised chickens that are cared for in strict accordance with established animal care guidelines and without the use of growth accelerators such as antibiotics, steroids or hormones. Our roast beef is USDA Choice, Grade A, and comes only from corn-fed, domestic cattle. We buy high quality fruits, vegetables and specialty produce available direct from farmers and shippers.

Commissaries

        Currently we operate five USDA commissaries geographically located to best service our existing company-owned and licensed restaurants. We believe our commissary system provides a competitive advantage in that it processes bulk raw ingredients used at our company-owned restaurants and licensed locations. These operations primarily provide our restaurants with critical food products such as sliced meats (turkey, ham and beef), dairy products (cheese), and pre-portioned kits that create our various salads. Our commissaries assure consistent quality, supply fresh products and improve efficiencies by reducing labor and inventory requirements at the restaurants. We distribute commissary products primarily through our regional distribution partners.

        Our USDA commissaries have sufficient capacity to supply all of our existing company-owned and licensed restaurants' needs. In late 2006, we expanded our commissary system to provide additional capacity for new customers. We try to leverage the fixed cost of our commissary network by focusing on outside sales in areas located near our commissaries. We have various supplier relationships, typically with conventional grocery stores as the end user, for the sale of bagels, cream cheese, salad toppers and salads. These products are sold either through a private label program or under the Einstein Bros. or Noah's brands.

Manufacturing

        We currently operate a bagel dough manufacturing facility in Whittier, CA and have a supply contract with Harlan in Avon, IN to produce bagel dough to our specifications. Beyond the needs of our company-owned restaurants, we utilize the excess manufacturing capacity to provide frozen bagel dough for sale to our franchisees and licensees and for sale to third parties such as Costco Wholesale Club (Costco) and SuperTarget.

        We have long-standing relationships with Costco for the sale of our bagels, which are co-branded with the Kirkland brand, and with SuperTarget for the sale of both bagels and cream cheese in retail kiosks. We also have international business relationships for the sale of bagels outside of the United States and with Albertsons for the sale of our branded cream cheese.

Distribution

        We currently utilize a network of independent distributors to distribute restaurant products to our locations. By contracting with distributors, we are able to eliminate investment in distribution systems and to focus our managerial and financial resources on our restaurant operations. We contract for virtually all food products and supplies for our company-owned restaurant operations, (other than frozen dough), including cream cheese, coffee, meats and paper goods. Frozen dough is produced either by us at our Whittier facility, or by Harlan Bakeries under our supply contract. Our vendors and commissaries deliver the products to our distributors for delivery to each restaurant. The individual restaurants order directly from the distributors and commissaries one to three times per week.

Franchising and Licensing

        By franchising and licensing our brands, we hope to increase our geographic footprint and customer recognition while generating additional revenue without large capital commitments and other risks associated with opening new company-owned restaurants.

Einstein Bros. Franchising

        We believe we can more efficiently and geographically grow our Einstein Bros. brand through franchising to qualified area developers. In December 2005, we filed a Uniform Franchise Offering Circular (UFOC) for the Einstein Bros. brand, and we renewed this filing in March 2006. In 2006, we retained the services of iFranchise to assist us in the development of our franchise program for Einstein Bros. In late 2006, we began to actively market the Einstein Bros. brand.

        Unlike past Manhattan franchises, which were sold as single franchised units, we plan to utilize a franchise area development model for the Einstein Bros. brand in which we will assign exclusive rights to develop restaurants within a defined geographic region within a specified period of time. We are targeting franchise area developers who have the existing infrastructure, operational experience and financial strength to develop several restaurants in a designated market. The franchise agreement requires an up-front fee of $35,000 per restaurant, a 5% royalty based on sales, and contributions to an advertising fund of up to 5% of sales.

        We intend to enter into franchise area development agreements in geographic markets where we currently do not have Einstein Bros. restaurants or in markets that can be segmented so that a franchised restaurant does not compete with a company-owned restaurant. In markets where we have limited market penetration, we may also consider selling existing Einstein Bros. restaurants to a franchise area developer. In these instances, we plan to require the franchise area developer to open a minimum number of additional restaurants in a designated period of time.

Manhattan Franchising

        We currently have a franchise base primarily in our Manhattan brand that generates a recurring revenue stream through fee and royalty payments. Our Manhattan franchise base provides us with the ability to grow this brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. The core market for this brand is the northeastern United States with the majority of the Manhattan restaurants located in New Jersey, New York, Pennsylvania and Delaware.

        We look for franchisee candidates with appropriate operational experience and financial stability, including specific net worth and liquidity requirements. We typically receive continuing royalties on sales from each franchised location. Our Manhattan franchisees are not required to buy all of their non-proprietary products directly from us, but rather their product sources must be approved by us. The Manhattan franchise agreement requires an up-front fee of $25,000 per restaurant, a 5% royalty based on sales, and contributions to an advertising fund of up to 5% of sales.

        Over the past three years, we have terminated our relationships with certain franchisees for failure to comply with the requirements of their franchise agreements. Additionally, we have allowed certain franchisees to terminate their franchise agreements in locations that are outside our core markets. In 2006, we opened two new Manhattan locations. One of these was an existing Einstein Bros. restaurant that was converted to the Manhattan brand. Both restaurants were opened by existing Manhattan franchisees and are located in our core markets.

Licensing

        We currently license both the Einstein Bros. and Noah's brands. Most of our 96 licensed locations are Einstein Bros. restaurants. Our license partners include Aramark, Sodexho, AAFES, HMS Host, Compass and CA1. These partners' operations are located in airports, colleges and universities, hospitals, military bases and on turnpikes and feature a more limited menu selection than our company-owned restaurants. We are actively seeking to increase our current base of licensed locations with strategies to allow us to open multiple locations through partnerships with hotel chains and other non-traditional locations, such as thruway and turnpike locations. Our current operating plan calls for an additional 40 to 50 licensed locations to open during 2007.

Marketing and Advertising

        Our 2007 marketing and advertising strategy focuses on publicizing and increasing awareness of our food, beverages, seasonal and retail offerings as well as our catering program. Our tactics revolve around a marketing calendar that is divided into three trimesters with specific products supporting our overall objective of protecting our breakfast daypart, while building the lunch and afternoon dayparts.

        In addition, we view our new products as another vehicle to contribute to developing brand positioning, stimulating transactions, enhancing customer engagement, improving the in-store experience and exploring new food trends and trade channels.

        From a media standpoint, our focus will be on outdoor, broadcast, internet, a cohesive in-store point of purchase program and merchandising displays. We are developing a new packaging program to strengthen each brand's identity. All of these initiatives are part of a full year systematic rollout of our initiatives to the restaurants.

Quality Control and Training

        We have implemented a quality assurance and food safety program that is designed to provide our restaurants and guests with high quality and safe foods. Quality and food safety programs and procedures include regular and comprehensive vendor and distribution inspections, process control assessments, food performance and sensory evaluations. The inspections and assessments are based on the federal Hazard Analysis of Critical Control Points (HACCP) principle and prioritized to monitor those foods that have the most potential for food safety and performance risk. Furthermore, our quality assurance program has developed a detailed specification and nutritional database that provides our restaurants and guests with current nutritional information on our menu items.

        Supplementing the corporate quality assurance program is the restaurant QSC survey that is done by regional training persons, secret shopper surveys, internal food safety and handling programs for our general managers and our toll-free customer call-in number. All of these measures provide us with information that is used to assess the effectiveness of our internal quality surveillance programs.

        We held our annual leadership summits for our Einstein Bros. and Noah's general managers and our Manhattan Bagel franchisees in early 2007. These summits focused on the key operational initiatives we plan to deploy in 2007 along with specific training on associate motivation, suggestive selling techniques, and other methods aimed at enhancing the guest experience. We have initiated a program that provides economic incentives for our training restaurants and general managers to provide a consistent training experience for our new general managers and assistant managers. Finally, we have developed a restaurant-level associate training program that ensures each associate is assigned a mentor during his or her orientation period.

Management Information Systems

        Each Einstein Bros. and Noah's company-owned location uses point-of-sale computers designed specifically for the fast-casual restaurant industry. The system provides a touch screen interface, a graphical order confirmation display, and integrated high-speed credit card and gift card processing. The point-of-sale is used to collect daily transaction data, which is used to generate pertinent information, including daily sales, product mix and average check. All products sold and prices are programmed into the system from our corporate office.

        Our in-restaurant back office computer system is designed to assist in the management of our restaurants. The back office restaurant management application provides labor and food cost management tools. These tools provide corporate and retail operations management quick access to detailed business data and reduces restaurant managers' administrative time. The system provides our restaurant managers the ability to submit orders electronically with our distribution network. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each fiscal period.

Trademarks and Service Marks

        Our rights in our trademarks and service marks are a significant part of our business. We are the owners of the federal registration rights to the "Einstein Bros.," "Noah's New York Bagels" and "Manhattan Bagel" marks, as well as several related word marks and word and design marks related to our core brands. We license the rights to use certain trademarks we own or license to our franchisees and licensees in connection with their operations. Many of our core brand trademarks are also registered in numerous foreign countries. We are party to a co-existence agreement with the Hebrew University of Jerusalem (HUJ) which sets forth the terms under which we can use the name Einstein Bros. and the terms under which HUJ could use the name and likenesses associated with the Estate of Albert Einstein. We also own numerous other trademarks and service marks related to our other business. We are aware of a number of companies that use various combinations of words in our marks, some of which may have senior rights to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair the use of our marks. It is our policy to defend our marks and their associated goodwill against encroachment by others.

Seasonality and Quarterly Results

        Our business is subject to seasonal fluctuations. Significant portions of our net revenues and results of operations are realized during the fourth quarter of the fiscal year, which includes the December holiday season. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

Consumer Spending Habits and Impact of Inflation

        Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. In particular, the effects of higher gasoline prices, an increase in minimum balances payable on consumer debt and increasing interest rates, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

        We have experienced only a modest impact from inflation as evidenced by a slight increase in the level of consumer prices. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees' hourly rates slightly above the applicable federal, state or municipal "living wage" rates. Recent changes in minimum wage laws may create pressure to increase the pay scale for our associates, which would increase our labor costs. Food costs as a percentage of sales have remained relatively stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

Competition

        The restaurant industry is intensely competitive. The industry is often affected by changes in demographics, consumers' eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends, and local traffic patterns.

        We experience competition from numerous sources in our trade areas. Our restaurants compete based on guests' needs for breakfast, lunch and afternoon "chill-out" (the period after lunch and before dinner). Our competitors are different for each daypart in which we offer our products. The competitive factors include brand awareness, advertising effectiveness, location and attractiveness of facilities, hospitality, environment, quality and speed of guest service, price, quality and the value of products offered. Certain of our competitors may have substantially greater financial, marketing and operating resources. We compete in the fast-casual segment of the restaurant industry, but we also consider other restaurants in the fast-food, specialty food and full-service segments to be our competitors.

Government Regulation

        Each of our locations is subject to licensing and regulation by a number of governmental authorities, which include health, safety, labor, sanitation, building and fire agencies in the state, county, or municipality in which the restaurant is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of locations for an indeterminate period of time, fines or third party litigation. Our manufacturing, commissary and distribution facilities are licensed and subject to regulation by either federal, state or local health and fire codes, and the operation of our trucks are subject to Department of Transportation regulations. We are also subject to federal and state environmental regulations.

        Our franchise operations are subject to Federal Trade Commission (FTC) regulation and various state laws, which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor/franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the Uniform Franchise Offering Circular with state authorities (UFOC). Our ability to sell franchises in those states is dependent upon obtaining approval of our UFOC by those authorities.

Associates

        As of January 2, 2007, we had 8,109 associates, of whom 7,809 were restaurant personnel, 87 were plant and support services personnel, and 213 were corporate personnel. Most restaurant personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our associates are not represented by a labor organization. We believe we have good working relationships with our associates.

        We believe we differentiate ourselves from other restaurant concepts by offering a broad based benefits package which includes medical, dental and vision benefits, a 401(k) plan that has historically provided a company match and a flexible work schedule to our restaurant level associates. We believe these benefits, along with a work environment that does not include fryers, broilers or the serving of alcoholic beverages, has led to our turnover rate of 94.8% for our restaurant level associates, which is well below the industry average of 141.7%. We believe our turnover percentage of 38.7% for our general managers is above the industry average of 28.3% predominantly due to a change in our operational philosophy, which focuses on hospitality and performance management. Industry averages are as reported by People Report.

Executive Officers

        Set forth below is information with respect to our executive officers:

Name	Age	Position
Paul J.B. Murphy III	52	Chief Executive Officer and Director
Daniel J. Dominguez	61	Chief Operating Officer
Richard P. Dutkiewicz	51	Chief Financial Officer
Jill B.W. Sisson	59	General Counsel and Secretary

        Paul J.B. Murphy III was appointed Chief Executive Officer and Acting Chairman in October 2003. He served as Acting Chairman until October 2004. Mr. Murphy joined us in December 1997 as Senior Vice President—Operations and served as Executive Vice President—Operations from March 1998 to June 2002 when he was appointed our Chief Operating Officer. From July 1996 until December 1997, Mr. Murphy was Chief Operating Officer of one of our former area developers. From August 1992 until July 1996, Mr. Murphy was Director of Operations of R&A Foods, L.L.C., and an area developer of Boston Chicken. Mr. Murphy has a B.A. degree from Washington and Lee University.

        Daniel J. Dominguez was appointed Chief Operating Officer in December 2005. Mr. Dominguez joined us in November 1995 and served as Senior Vice President of Operations for Noah's New York Bagels from April 1998 to December 2005. From 1995 to April 1998, Mr. Dominguez served as the Director of Operations for Einstein Bros. Midwest. Prior to joining us, Mr. Dominguez was Executive Vice President of JB Patt America, Beverly Hills, CA, dba Koo Koo Roo Restaurants, from July 1994 to October 1995. From May 1987 to July 1994, he was the Divisional Vice President of Food Services for Carter Hawley Hale in San Francisco, CA. from November 1976 to May 1987 he was the Vice President of Operations for Bakers Square Restaurants in California.

        Richard P. Dutkiewicz joined us in October 2003 as Chief Financial Officer. From May 2003 to October 2003, Mr. Dutkiewicz was Vice President—Information Technology of Sirenza Microdevices, Inc. In May 2003, Sirenza Microdevices, Inc. acquired Vari-L Company, Inc. From January 2001 to May 2003, Mr. Dutkiewicz was Vice President—Finance, and Chief Financial Officer of Vari-L Company, Inc. From April 1995 to January 2001, Mr. Dutkiewicz was Vice President—Finance, Chief Financial Officer, Secretary and Treasurer of Coleman Natural Products, Inc., located in Denver, Colorado. Mr. Dutkiewicz's previous experience includes senior financial management positions at Tetrad Corporation, MicroLithics Corporation and various divisions of United Technologies Corporation. Mr. Dutkiewicz began his career as an Audit Manager at KPMG LLP. Mr. Dutkiewicz received a B.B.A. degree from Loyola University of Chicago.

        Jill B. W. Sisson joined us as a consultant in December 2003. She most recently served as General Counsel and Secretary of Graphic Packaging International Corporation from September 1992 until its merger with Riverwood Holding, Inc. in August 2003. From 1974 to September 1992, she engaged in private law practice in Denver, Colorado. She has a B.A. degree from Middlebury College and received her J.D. degree from the University of Colorado Law School.

Available Information

        We are subject to the informational requirements of the Exchange Act. We therefore file periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Additionally, copies of our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports are available for viewing and copying at our internet site (www.nwrgi.com), free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to the SEC.

        We also make available on our website and in print to any stockholder who requests it, the Charters for our Audit and Compensation Committees, as well as the Code of Conduct that applies to all directors, officers, and associates of our company. Amendments to these documents or waivers related to the Code of Conduct will be made available on our website as soon as reasonably practicable after their execution.

ITEM 1A. RISK FACTORS

        We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as: believes, anticipates, plans, intends, estimates, predicts, targets, expects, and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows.

Risk Factors Relating to Our Business and Our Industry

Failure to protect food supplies and adhere to food safety standards could result in food-borne illnesses and/or injuries to our guests.

        Food safety is the most significant risk to any company that operates in the restaurant industry. It is the focus of increased government regulatory initiatives at the local, state and federal levels.

        Failure to protect our food supply or enforce food safety policies such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Instances of food-borne illness, including listeriosis, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close. An instance of food contamination originating from one of our restaurants, our commissaries or suppliers, or our manufacturing plant could have far-reaching effects, as the contamination could affect substantially all of our restaurants. In addition, product contamination or recalls may cause our guests to cease frequenting our restaurants based on fear of such illnesses.

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

        Changes in our guests' spending habits could also have a material adverse effect on our sales. A variety of factors could affect discretionary consumer spending, including national, regional and local economic conditions, weather, inflation, consumer confidence and energy costs. Adverse changes in any of these factors could reduce consumers' discretionary spending which in turn could reduce our guest traffic or average check. Adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business prospects, financial condition, operating results and cash flows. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic and other conditions.

We may not be successful in implementing any or all of the initiatives of our business strategy.

        Our success depends in part on our ability to understand and satisfy our guests' needs. We believe successful deployment of our current business strategy will address guests' needs and contribute to overall company growth. Our business strategy consists of several initiatives:

  •
  expand sales at our existing company-owned restaurants;

  •
  open new company-owned locations; and

  •
  open new franchise and license locations.

        Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives including: developing new menu offerings and broadening our offerings across multiple day parts, improving our ordering and production systems, expanding our catering program and remodeling our restaurants is dependent in part on our ability to predict and satisfy consumer preferences. Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, train appropriate staff and properly manage the new restaurant. Our success in opening new franchise and license locations is dependent upon, among other factors, our ability to: attract quality businesses to invest in our core brands, maintain our franchise offering circulars effective in target states, and offer restaurant solutions for a variety of location types. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

        The level of growth in comparable store sales significantly affects our overall sales growth and will be a critical factor affecting profit growth. Our ability to increase comparable store sales depends in part on our ability to offer hospitality, attractive menu items and successfully implement our initiatives to increase throughput, such as increasing the speed at which our employees serve each guest. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual restaurants. It is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative and could adversely impact our sales and profit growth. We expect quarterly comparable restaurant sales increases to decline throughout the year as sequential comparisons become more difficult.

Competition in the restaurant industry is intense, and we may fall short of our revenue and profitability targets if we are unable to compete successfully.

        Our industry is highly competitive and there are many well-established competitors with substantially greater financial and other resources than we have. Although we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments to be our competitors. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to obtain real estate and advertising space, and to attract and retain guests and personnel.

We occupy our company-owned restaurants under long-term non-cancelable leases, and we may be unable to renew leases at the end of their lease periods or obtain new leases on acceptable terms.

        We do not own any real property, and all of our company-owned restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to ten years with two three- to five-year renewal options. We believe leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. Most of our leases provide that the landlord may increase the rent over the term of the lease, and require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. If we close a restaurant, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming restaurant due to continuous operation clauses in our lease agreements. Our obligation to continue making rental payments in respect of leases for closed or underperforming restaurants could have a material adverse effect on our business and results of operations.

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

        The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited control over these changes in the price and quality of commodities, since we do not have any long-term pricing agreements for these ingredients. We may not be able to pass through any future cost increases by increasing menu prices, as we have done in the past. We and our franchisees and licensees are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. Additionally, in the event of massive culling of specific animals such as chickens or turkeys to prevent the spread of disease, the supply and availability of ingredients may become limited and may dramatically increase the cost or force us to eliminate certain items from our menus. All of these factors could adversely affect our business, reputation and financial results.

Our operations may be negatively impacted by adverse weather conditions.

        Adverse weather conditions could seriously affect regions in which our company-owned, franchised and licensed restaurants are located or regions that produce raw ingredients for our restaurants. If adverse weather conditions affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business. Additionally, during periods of extreme temperatures, either hot or cold, many individuals choose to stay inside. This negatively impacts transaction counts in our restaurants and over extended periods of time could adversely affect our business and results of operations.

        The effects of hurricanes, freezes and other adverse weather conditions are likely to affect supply of and costs for raw ingredients and natural resources, near-term construction costs for our new restaurants as well as sales in our restaurants going forward. If we are not able to anticipate or react to changing costs of food and other raw materials by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

We have single suppliers for most of our key ingredients, and the failure of any of these suppliers to perform could harm our business.

        We currently purchase our raw materials from various suppliers; however, we have only one supplier for each of our key ingredients. We purchase a majority of our frozen bagel dough from a single supplier, who utilizes our proprietary processes and on whom we are dependent in the short-term. All of our remaining frozen bagel dough is produced at our dough manufacturing facility in Whittier, CA. Additionally, we purchase all of our cream cheese from a single source, and we have a single supplier for our coffee. Although to date we have not experienced significant difficulties with our suppliers, our reliance on a single supplier for each of our key ingredients subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to maintain a strong brand identity and a loyal consumer base.

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

        In late 2006, we negotiated contract terms with two new distribution partners. In early 2007, these new partners began delivering products to our company-owned, franchise and license restaurants in the respective geographic regions. We believe the new partners will provide a higher level of performance at a lower cost. However, there is no assurance that the new distributors will perform as we expect, or that their cost structure will provide for the cost savings that we anticipate.

Increasing labor costs could adversely affect our results of operations and cash flows.

        We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal "living wage" rates. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. We are aware of increases in state minimum hourly wage rates in most of the states in which we operate that became effective January 1, 2007. An increase in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

        A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. In addition, changes in labor laws or reclassifications of associates from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash flows if we are unable to recover these increases by raising the prices we charge our guests.

We may not be able to generate sufficient cash flow to make payments on our substantial amount of debt.

        We have a high level of debt and are highly leveraged. As of January 2, 2007, we had $170 million in term loans outstanding and $57 million of mandatory redeemable preferred stock. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other things, could:

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

        A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. In 2004, 2005 and 2006, Asian and European countries experienced outbreaks of avian flu and it is possible that it will continue to migrate to the United States where our restaurants are located. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned ourselves as a "neighborhood atmosphere" between home and work where people can gather together for human connection and high quality food. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gathering places to halt or delay the spread of disease. A regional or global pandemic might also adversely impact our business by disrupting or delaying production and delivery of products and materials in our supply chain and causing staff shortages in our restaurants. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people in a neighborhood atmosphere.

Our franchisees and licensees may not help us develop our business as we expect, or could actually harm our business.

        We rely in part on our franchisees and licensees and the manner in which they operate their restaurants to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful restaurants in their respective areas. In addition, franchisees and licensees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of franchisees and licensees to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates. As we move into offering franchises for our Einstein Bros. brand, our reliance on our franchisees is expected to increase in proportion to growth of the franchisee base. With respect to franchising our Einstein Bros. brand, we may not be able to identify franchisees that meet our criteria, or to enter into franchise area development agreements with prospective franchisee candidates that we identify. As a result, our franchise program for the Einstein Bros. brand may not grow at the rate we currently expect, or at all.

Our restaurants and products are subject to numerous and changing government regulations. Failure to comply could negatively affect our sales, increase our costs or result in fines or other penalties against us.

        Each of our restaurants is subject to licensing and regulation by the health, sanitation, safety, labor, building and fire agencies of the respective states, counties, cities and municipalities in which it is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third party litigation, any of which could have a material adverse effect on us and our results of operations.

        Many recent government bodies have begun to legislate or regulate high-fat and high sodium foods as a way of combating concerns about obesity and health. The New York City Health Department recently adopted an amendment to the New York City Health Code that requires New York City restaurants and other food service establishments to phase out artificial trans-fat by July 1, 2008. In addition, the City of Philadelphia recently passed a law that requires restaurants to phase out artificial trans-fat by September 1, 2008. Many other states are considering laws banning trans-fat in restaurant food. While we do use trans-fat in a few of our products, federal, state or local regulations in the future may limit sales of certain of our foods or ingredients. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. Additional cities or states may propose or adopt similar regulations. The cost of complying with these regulations could increase our expenses and the negative publicity arising from such legislative initiatives could reduce our future sales.

        Our franchising operations are subject to regulation by the Federal Trade Commission. We must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to our business. The failure to comply with federal, state and local rules and regulations would have an adverse effect on us.

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

        We believe our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, service marks and proprietary rights. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks, service marks and other proprietary rights.

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

        Our common stock is not currently listed on any stock exchange. As a result, we are not subject to corporate governance rules adopted by the New York Stock Exchange (NYSE), American Stock Exchange (AMEX) and Nasdaq requiring a majority of directors to be independent and requiring compensation and nominating committees that are composed solely of independent directors. However, we are subject to rules requiring that the audit committee consist entirely of independent directors. Under the rules of these stock exchanges, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and except for the rules relating to independence of the audit committee, is exempt from the above-mentioned independence rules. Since Greenlight beneficially owns approximately 94 percent of our common stock, we may take advantage of the controlled company exemption if our common stock becomes listed on an exchange in the future. As a result, our stockholders currently do not have, and may never have, the protections that these rules are intended to provide.

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

        Our common stock is currently trading on the "pink sheets" under the symbol "NWRG.PK." Since our common stock is not listed on Nasdaq, AMEX or the NYSE, holders of our common stock may find that the liquidity of our common stock is limited—not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, lack of security analysts' and the news media's coverage of us, and lower prices for our securities than might otherwise be attained.

        Securities that are not listed on a stock exchange, the Nasdaq Global Market or the Nasdaq Capital Market are subject to an SEC rule that imposes special requirements on broker-dealers who sell those securities to persons other than their established customers and accredited investors. The broker-dealer must determine that the security is suitable for the purchaser and must obtain the purchaser's written consent prior to the sale. These requirements may make it more difficult for stockholders to sell our stock than the stock of some other companies. It may also affect our ability to raise more capital if and when necessary.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

ITEM 2. PROPERTIES

Our Current Restaurants

        The following table details our restaurant openings and closings for each respective fiscal year:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Einstein Bros. Bagels
Company-owned beginning balance	360	371	373
Opened restaurants	3	4	4
Closed restaurants	(22)	(15)	(6)

Company-owned ending balance	341	360	371

Licensed beginning balance	67	54	38
Opened restaurants	28	16	16
Closed restaurants	(2)	(3)	—

Licensed ending balance	93	67	54

Noah's
Company-owned beginning balance	73	78	83
Opened restaurants	2	—	—
Closed restaurants	(2)	(5)	(5)

Company-owned ending balance	73	73	78

Licensed beginning balance	3	3	3
Opened restaurants	1	—	—
Closed restaurants	(1)	—	—

Licensed ending balance	3	3	3

Manhattan
Franchised beginning balance	109	145	178
Opened restaurants	2	—	2
Closed restaurants	(31)	(36)	(35)

Franchised ending balance	80	109	145

Chesapeake
Franchised beginning balance	8	27	42
Opened restaurants	—	—	—
Closed restaurants	(4)	(19)	(15)

Franchised ending balance	4	8	27

New World Coffee/Willoughby's*
Company-owned beginning balance	2	4	8
Opened restaurants	—	—	—
Closed restaurants	—	(2)	(4)

Company-owned ending balance	2	2	4

Franchised beginning balance	4	7	10
Opened restaurants	—	—	—
Closed restaurants	(2)	(3)	(3)

Franchised ending balance	2	4	7

Consolidated Total
Total beginning balance	626	689	735
Opened restaurants	36	20	22
Closed restaurants	(64)	(83)	(68)

Total ending balance	598	626	689

*
On October 6, 2004, we sold Willoughby's. The Willoughby's business consisted of a coffee roasting plant, three restaurant locations and office space.

        As of January 2, 2007, our company-owned facilities, franchisees and licensees operated in various states and the District of Columbia as follows:

Location	Company Operated	Franchised or Licensed	Total
Alabama	—	2	2
Arizona	23	3	26
California	79	11	90
Colorado	31	5	36
Connecticut	1	1	2
Delaware	1	1	2
District of Columbia	1	2	3
Florida	51	17	68
Georgia	12	8	20
Hawaii	—	1	1
Illinois	28	5	33
Indiana	10	1	11
Kansas	8	—	8
Kentucky	—	1	1
Louisiana	—	1	1
Maryland	11	—	11
Massachusetts	2	2	4
Michigan	17	4	21
Minnesota	6	3	9
Mississippi	—	1	1
Missouri	14	3	17
Nevada	9	—	9
New Hampshire	1	—	1
New Jersey	4	29	33
New Mexico	5	—	5
New York	2	8	10
North Carolina	2	4	6
Ohio	11	8	19
Oregon	7	1	8
Pennsylvania	10	34	44
South Carolina	—	4	4
Tennessee	—	1	1
Texas	23	8	31
Utah	19	—	19
Virginia	13	10	23
Washington	5	1	6
Wisconsin	10	2	12

Total	416	182	598

Our Properties

        All of our restaurants are located on leased premises. As of January 2, 2007, leases for approximately 76 locations are set to expire within the next 12 months. We are working with the landlords at these locations to renew or extend these leases, except for locations that we plan to exit. Lease terms are usually 5 to 10 years, with two 3 to 5-year renewal option periods for total lease terms on the average of approximately 15 to 20 years. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common charges and other operating costs.

        Information with respect to our headquarters, training, production and commissary facilities is presented below:

Location	Facility	Sq. Ft.	Lease Expiration
Golden, CO(1)	Headquarters, Support Center, Test Kitchen	46,802	5/31/2007
Lakewood, CO(2)	Headquarters, Support Center, Test Kitchen	44,574	5/31/2017
Hamilton, NJ	Franchise Support Center, Training Facility	6,637	10/31/2008
Whittier, CA	Production Facility and USDA Approved Commissary	54,640	11/30/2008
Walnut Creek, CA	Administration Office—Noah's	2,190	2/29/2008
Carrolton, TX	USDA Approved Commissary	26,820	7/31/2011
Orlando, FL	USDA Approved Commissary	7,422	10/31/2010
Denver, CO	USDA Approved Commissary	9,200	10/13/2008
Grove City, OH	USDA Approved Commissary	20,644	8/31/2012

(1)
Effective June 1, 2007, we will be relocating our headquarters from Golden, Co. to Lakewood, Co.

(2)
We have signed a ten-year agreement for space in Lakewood, Co. with a lease commencement date of June 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to claims and legal actions in the ordinary course of our business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No items were submitted to a vote of security holders in the fourth quarter of the fiscal year ended January 2, 2007.

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

Year ended January 2, 2007 (fiscal 2006):	High	Low
First Quarter	$9.00	$3.50
Second Quarter	$10.25	$4.10
Third Quarter	$13.00	$4.15
Fourth Quarter	$9.00	$6.00
Year ended January 3, 2006 (fiscal 2005):	High	Low
First Quarter	$4.25	$2.00
Second Quarter	$4.35	$2.00
Third Quarter	$3.50	$1.50
Fourth Quarter	$6.03	$2.50

        As of February 28, 2007, there were 349 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

        We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, and we are precluded from paying cash dividends on our common stock under our financing agreements.

Performance Graph

        The included performance graph covers the fiscal five-year period from January 2, 2002 through January 2, 2007. The graph compares the total return of our common stock (NWRG) to our current peer group of companies (PGI) and the Nasdaq Composite Index. The PGI was selected representing our competitive peer group, comprised of multi-concept companies and/or companies with a similar organizational structure. The companies selected are participants of the Restaurant Industry with a sufficient period of operating history for continuous inclusion in the Index.

Measurement Period—Five Years(1)(2)

	1/2/2002	12/31/2002	12/30/2003	12/28/2004	1/3/2006	1/2/2007
NWRG	$100.00	$24.40	$13.51	$9.07	$17.37	$28.96
PGI(3)	$100.00	$96.23	$144.62	$260.80	$261.73	$306.54
NASDAQ	$100.00	$67.48	$101.55	$110.00	$113.36	$122.03

(1)
Assumes all distributions to stockholders are reinvested on the payment dates.

(2)
Assumes $100 initial investment on January 2, 2002 in NWRG, the PGI, and the Nasdaq Composite Index.

(3)
The PGI is a market value-weighted index. The index includes:

•
Panera Bread Company

•
Starbuck's Corporation

•
Sonic Corporation

•
Jack in the Box Incorporated

•
CKE Restaurants Incorporated

•
AFC Enterprises Incorporated

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data for each fiscal year was extracted or derived from our consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	Fiscal years ended(1):
	Jan 2, 2007 (52 wks)	Jan 3, 2006 (53 wks)	Dec 28, 2004 (52 wks)	Dec 30, 2003 (52 wks)	Dec 31, 2002 (52 wks)
	(in thousands of dollars, except per share amounts)
Results of Operations
Revenues	$389,962	$389,093	$373,860	$383,306	$398,650
Cost of sales	311,330	315,391	306,661	317,690	321,506

Gross profit	78,632	73,702	67,199	65,616	77,144
Gross profit as percent of sales	20.2%	18.9%	18.0%	17.1%	19.4%
General and administrative expenses	37,484	36,096	32,755	41,794	42,640
Depreciation and amortization	16,949	26,316	27,848	34,013	35,047
Loss (gain) on sale, disposal or abandonment of assets, net	493	314	1,557	(558)	—
Charges (adjustments) for integration and reorganization costs	—	5	(869)	2,132	4,194
Impairment charges and other related costs	2,268	1,603	450	5,292	—

Income (loss) from operations	21,438	9,368	5,458	(17,057)	(4,737)
Interest expense, net(2)	19,555	23,698	23,196	34,184	42,883
Prepayment penalty upon redemption of $160 Million Notes	4,800	—	—	—	—
Write-off of debt issuance costs upon redemption of $160 Million Notes	3,956	—	—	—	—
Cumulative change in the fair value of derivatives	—	—	—	(993)	(233)
Gain on sale of debt securities	—	—	—	(374)	(2,537)
Loss on exchange of Series F due to Equity Recap	—	—	—	23,007	—
Other income	(5)	(312)	(284)	(172)	(322)

Loss before income taxes	(6,868)	(14,018)	(17,454)	(72,709)	(44,528)
Provision (benefit) for income taxes	—	—	(49)	812	366

Net loss	(6,868)	(14,018)	(17,405)	(73,521)	(44,894)
Dividends and accretion on Preferred Stock	—	—	—	(14,423)	(27,594)

Net loss available to common stockholders	$(6,868)	$(14,018)	$(17,405)	$(87,944)	$(72,488)

Net loss per share available to common stockholders—basic and diluted	$(0.66)	$(1.42)	$(1.77)	$(22.71)	$(55.18)

	As of:
	Jan 2, 2007	Jan 3, 2006	Dec 28, 2004	Dec 30, 2003	Dec 31, 2002
	(in thousands of dollars, except per share amounts)
Balance Sheet
Cash and cash equivalents	$5,477	$1,556	$9,752	$9,575	$10,705
Property, plant and equipment, net	33,889	33,359	41,855	54,513	73,780
Total assets	133,754	130,924	158,456	181,738	203,174
Short-term debt and current portion of long-term debt	3,605	280	295	2,105	150,872
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value	57,000	57,000	57,000	57,000	—
Long-term debt	166,556	160,560	160,840	161,120	11,011
Mandatorily redeemable Series F preferred stock, $.001 par value, $1,000 per share liquidation value (temporary equity)(3)	—	—	—	—	84,932
Total stockholders' equity (deficit)	(132,231)	(126,211)	(112,483)	(95,153)	(96,146)
Other Financial Data:
Depreciation and amortization	$16,949	$26,316	$27,848	$34,013	$35,047
Capital expenditures	13,172	10,264	9,393	6,921	5,172
Number of locations at end of period	598	626	690	736	747
Franchised and licensed	182	191	237	272	287
Company-owned and operated	416	435	453	464	460
Increase (decrease) in comp store sales(4)	4.5%	5.2%	(1.9)%	(3.5)%	1.9%

(1)
We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2006, 2004, 2003 and 2002, which ended on January 2, 2007, December 28, 2004, December 30, 2003, December 31, 2002 and January 1, 2002, respectively, contained 52 weeks, while fiscal year 2005, which ended on January 3, 2006, contained 53 weeks.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading fast-casual restaurant chain, specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis. As of January 2, 2007, we own and operate, franchise or license 598 restaurants in 36 states and the District of Columbia, primarily under the Einstein Bros., Noah's and Manhattan brands. Einstein Bros. is a national fast-casual restaurant chain. Noah's is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan is a regional fast casual chain operated predominantly in the Northeast. Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages. Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients and we deliver them to our restaurants quickly and efficiently through our network of independent distributors. These operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

        We commenced operations as an operator and franchisor of coffee cafes in 1993. Substantial growth in our restaurant counts occurred through a series of acquisitions. In 1998, we acquired the stock of Manhattan Bagel Company. In 1999, we acquired the assets of Chesapeake Bagel Bakery. Our largest acquisition was in 2001 when we acquired substantially all the assets of Einstein/Noah Bagel Corp. in an auction conducted by the bankruptcy court. To consummate this acquisition, we engaged in several rounds of financing that included the issuance of $165 million of debt and $65 million of mandatorily redeemable preferred stock. In mid-2003, we recapitalized our balance sheets with the issuance of $160 million of indentures and the issuance of $57 million of mandatorily redeemable preferred stock. In late 2003, we replaced several members of the former senior management team with our current management team. This team focused on our core business, the operation of company-owned restaurants and the improvements necessary to generate positive operating income and cash flow. In early 2006, based on our improved financial condition and favorable market conditions, we redeemed the $160 million indenture and replaced it with our current debt structure.

Current Restaurant Base

        As of January 2, 2007, we own and operate, franchise or license 598 locations. Our current base of company-owned restaurants includes 341 Einstein Bros. locations and 73 Noah's locations. Also, we franchise 80 Manhattan locations and franchise/license 93 Einstein Bros. locations and 3 Noah's locations.

        Our company-owned restaurants vary in their unit volume, profitability and recent comparable store sales performance. As of January 2, 2007, we have 153 restaurants that generate an AUV in excess of $900,000. These restaurants have an AUV of approximately $1.1 million and an average gross profit of $0.3 million. In the aggregate, these restaurants contribute approximately 44.8% of total restaurant sales and 61.4% of total gross profit. Since 2003, as part of our efforts to improve financial performance, we completed a thorough evaluation of our restaurant base. At the end of 2003, we had 736 restaurants across 33 states and the District of Columbia. Since that time, we have closed 51 company-owned restaurants and 140 franchised and licensed restaurants. Most of our closed company-owned restaurants were either located in inferior real estate locations, had an AUV below $600,000 or were unprofitable or marginally profitable. Substantially all of the franchises that closed either:

  •
  Involved the failure of the franchisee to conform with the requirements of the franchise agreement;

  •
  Were geographically located outside Manhattan's core market; or

  •
  Were restaurants operating under our non-core brands, Chesapeake Bagel Bakery and New World Coffee.

        The following table includes only restaurants that have been open for one full year and have not been relocated or closed during the current year. It summarizes our efforts to improve financial performance since 2003 by reporting company-owned restaurants by sales level and the related revenue and gross profit (in thousands of dollars):

	Fiscal 2006			Fiscal 2005			Fiscal 2004
Sales Level:	Number of Restaurants	Net Revenue	Gross Profit	Number of Restaurants	Net Revenue	Gross Profit	Number of Restaurants	Net Revenue	Gross Profit
greater than $1,000	97	$116,000	$33,500	81	$96,700	$27,000	60	$70,000	$18,700
$1,000—$900	58	$55,000	$12,700	53	$50,100	$11,200	35	$33,300	$7,900
$900—$800	74	$62,700	$12,400	78	$66,300	$12,600	68	$57,700	$11,500
$800—$700	73	$55,200	$9,300	83	$62,400	$9,700	89	$66,900	$11,100
$700—$600	70	$45,400	$5,800	82	$52,700	$5,900	98	$63,800	$7,800
less than $600	37	$19,900	$1,000	54	$28,100	$800	95	$49,600	$2,600

Totals	409	$354,200	$74,700	431	$356,300	$67,200	445	$341,300	$59,600

        As of January 2, 2007, we have identified approximately 25 company-owned restaurants that we anticipate closing over the next three years as their leases expire. Generally, these restaurants have an AUV of approximately $550,000 or less and contribute negligible cash flow.

        We have recently implemented a number of brand enhancement initiatives in an effort to drive sales and improve profitability. Elements of this plan include quality service checklists at all restaurants, secret shopper inspections, improved ordering systems and enhanced training programs. The implementation of these initiatives has led to our returning to a trend of positive comparable stores sales over the past nine quarters, which reversed a two-year negative trend. In addition, we have started to rollout our remodel program at restaurants where we have the opportunity to improve sales. The remodel program is intended to enhance our guests' experience and increase the speed of service while maintaining the neighborhood feel of the restaurants. We are remodeling our Einstein Bros. restaurants based on sales volume, demographic traits and the related cost of the remodel. Only those restaurants that offer the potential for a superior return on investment are considered for the remodel program. During 2006, we remodeled 23 restaurants at a total cost of $1.6 million.

New Restaurant Openings

        Using the knowledge gained from our remodel program, we plan to pursue a measured approach to new company-owned restaurant openings. During 2004, 2005 and 2006, we opened 4, 4 and 5 new company-owned restaurants, respectively. Our ability to open new restaurants during those years was limited by the capital expenditure restrictions of the debt agreements in place at that time. Our current plan is to open new company-owned restaurants in existing markets where we have an established brand name and where existing restaurants are producing average AUVs of $900,000 or greater. Within each market, we consider several factors including: traffic patterns, demographic and psychographic characteristics within a five minute drive time, competition in the trade area and projected growth around the proposed site.

        In 2007, we plan to open a total of 10 to 15 new company-owned restaurants in markets where we believe sales at these restaurants will exceed our current AUV. For Einstein Bros., we have targeted the Atlanta, Chicago, Las Vegas, Phoenix, and various cities in Florida for development. For Noah's, we intend to focus our development efforts on Portland, Seattle and various cities in California. We are also in the process of identifying new restaurant sites for 2008 to ensure that we achieve our development goals.

Our Sources of Revenue

        The components of our revenue are restaurant sales, manufacturing and commissary revenue and franchise and license revenue.

Company-Owned Restaurant Sales

        Over 93% of our revenue is generated by restaurant sales at our Einstein Bros. and Noah's company-owned restaurants. Restaurant sales also include catering sales where the food is prepared at the restaurant and either delivered to or held for pick-up by the guest. The principal factors that affect our restaurant sales in the aggregate are:

  •
  the number of restaurants in operation for the period,

  •
  the AUV of the restaurants, and

  •
  the change in comparable store sales.

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

Manufacturing and Commissary Revenue

        Approximately 5% of our 2006 total revenue was generated by our manufacturing and commissary operations. Our manufacturing revenue is primarily derived from the sale of frozen bagel dough to our franchisees, licensees and third party accounts. Our commissaries generate revenue from the sale of sliced meats (turkey, ham and beef), dairy products (cheese), and pre-portioned salad kits to our licensees. Additionally, our commissaries sell bagels, cream cheese, salad toppers and salads through various supplier relationships, typically with conventional grocery stores as the end user. These products are sold either through a private label program or under the Einstein Bros. or Noah's brand.

        The principal factors affecting manufacturing and commissary revenue are:

  •
  the number of franchised and licensed restaurants that purchase frozen bagel dough and commissary products from us,

  •
  sales of our products in existing franchised and licensed restaurants, and

  •
  sales to third parties, including conventional grocery chains and warehouse clubs.

Franchise and License Revenue

        Franchise and license revenue consists of a license or franchise fee at the inception of the agreement and ongoing royalty payments based on a percentage of the restaurant's sales. For 2006, we generated approximately 2% of our total revenue from these fees. The principal factors affecting franchise and license revenue are the number of franchised and licensed restaurants as well as the level of sales at those restaurants.

Our Primary Expenses

Company-Owned Restaurant Expenses

Food, Beverage and Packaging Costs

        Food, beverage and packaging costs represent one of the largest expense elements at our company-owned restaurants. The most important factor that affects the cost of these products is the underlying cost of the agricultural commodities such as flour, cheese, coffee, turkey and other products. In order to mitigate the impact of rising commodity costs, our suppliers enter into agreements to fix the cost of these products for a specified period of time that is generally one year or less. We do not engage in the practice of buying futures contracts and therefore we do not have derivative accounting. Packaging and distribution costs are primarily affected by the cost of oil because petroleum-based material is often used to package products for distribution. Although we have generally been able to increase our retail prices at our company-owned restaurants to offset the increased costs of these items, we may not be able to do this in the future.

        Compared to 2006, we expect most of our food costs that are commodity based to remain relatively stable or increase slightly during 2007. Flour represents the most significant raw ingredient we purchase and we believe several factors related to wheat and corn production appear to be improving for 2007. During 2006 when the cost of oil was significant, the demand for ethanol (a corn-based product) increased, effectively driving demand and placing upward pressure on corn prices. As a result, many farmers rotated to corn crops rather than soy. This has the potential effect of driving prices for corn down and trends in the wheat market generally follow. In addition, demand for the international export of wheat has lessened. Currently, analysts are projecting strong winter wheat crops, which will help to lessen price pressures. However, there can be no assurance that all of the aforementioned factors will occur or that we will even benefit from a decline in the cost of commodity based products we purchase.

        Most of the fresh produce that we purchase, such as lettuce and tomatoes, is subject to normal market fluctuations. We purchase predominantly all of our orange juice from a single supplier, which has production in two regions, Arizona and Florida. During 2006 when citrus orchards in California experienced adverse weather conditions, our supplier mitigated risk with their dual sourcing of production. Accordingly, while the cost of oranges and orange-related products is generally increasing by approximately 30%, we expect that our cost for orange juice will remain relatively flat compared to 2006.

        In late 2006, we negotiated contract terms with two new distribution partners. In early 2007, these new partners began delivering products to our company-owned, franchise and license restaurants in the respective geographic regions. We believe the new partners will provide a higher level of services at a lower cost for our company-owned restaurants. However, there is no assurance that the new distributor will perform as we expect, or that their cost structure will provide for the cost savings that we anticipate.

Compensation Costs

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

        There is significant competition for personnel and limited availability in the labor pool. In most of the states in which we operate, we are aware of increases in state minimum hourly wage rates that became effective January 1, 2007. Accordingly, we anticipate increases in hourly wages during 2007. We continue to make improvements in labor efficiencies that may help to offset a portion of the increases in labor costs.

Other Operating Costs

        Other operating costs consist of utilities, restaurant and other supplies, repairs and maintenance, laundry and uniforms, bank charges and other costs related to the operation of company-owned restaurants. Certain of these costs generally tend to be fixed in nature and are only modestly impacted by changes in the volume of products sold. Utilities, distribution costs and other expenses impacted by fuel price fluctuations are not fixed and are contingent upon contract rates negotiated by third parties outside of our control. Many of our contracts are re-priced quarterly based on the prior quarter's market fluctuations resulting in a delayed effect upon on operating costs. During 2005 and part of 2006, we experienced increases in the cost for oil and accordingly, our distribution partners and common freight carriers passed on fuel surcharges to us. Currently, the cost of a barrel of oil has decreased as compared to the average cost in 2006. During periods of uncertainty and significant market fluctuations, we cannot be certain of the impact on our future operating results. If we are unable to leverage cost increases with operating efficiencies or price increases, it may negatively impact our operating results. Conversely, decreases in fuel prices will positively impact our utilities, distribution costs and other related expenses.

        Other operating costs also include rent, common area costs, property taxes and insurance, liability insurance, delivery fees and allocated marketing expenses. We exclude depreciation and amortization expense from company-owned restaurant expenses. Changes in these costs are generally the result of changes in our rent and other related facility costs. Accordingly, these costs are predominantly fixed in nature and are modestly impacted by changes in the volume of products sold.

        Certain states and local governments have increased both the rate and nature of taxes on businesses in their regions. These increased taxes include real estate and property taxes, state and local income taxes, and various employment taxes.

Manufacturing and Commissary Costs

        Manufacturing costs are comprised of raw materials such as flour, dairy products and meats, compensation costs and the related taxes and employee benefits, rents, supplies and repairs and maintenance. These costs are directly related to the manufacturing revenue they produce. Some of the raw materials used are commodity based products and are subject to the same market fluctuations previously mentioned. Operating results from our manufacturing operations represents third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs.

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

Depreciation and Amortization

        Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets. The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe our annual rate of depreciation expense will approximate $12 million to $15 million during 2007.

Results of Operations for Fiscal Years 2006, 2005 and 2004

	For the years ended: (in thousands of dollars)			% Increase / (Decrease)		For the years ended: (percent of total revenue)
	2006 (52 wks)	2005 (53 wks)	2004 (52 wks)	2006 vs. 2005	2005 vs. 2004	2006 (52 wks)	2005 (53 wks)	2004 (52 wks)
Revenues:
Restaurant sales	363,699	363,044	347,786	0.2%	4.4%	93.3%	93.3%	93.0%
Manufacturing revenues	20,299	20,118	20,122	0.9%	(0.0)%	5.2%	5.2%	5.4%
Franchise and license related revenues	5,964	5,931	5,952	0.6%	(0.4)%	1.5%	1.5%	1.6%

Total revenues	389,962	389,093	373,860	0.2%	4.1%	100.0%	100.0%	100.0%
Cost of sales (percentage of corresponding revenue stream):
Restaurant costs	290,176	296,610	288,736	(2.2)%	2.7%	79.8%	81.7%	83.0%
Manufacturing costs	21,154	18,781	17,925	12.6%	4.8%	104.2%	93.4%	89.1%

Total cost of sales	311,330	315,391	306,661	(1.3)%	2.8%	79.8%	81.1%	82.0%
Gross profit (percentage of corresponding revenue stream):
Restaurant	73,523	66,434	59,050	10.7%	12.5%	20.2%	18.3%	17.0%
Manufacturing	(855)	1,337	2,197	(163.9)%	(39.1)%	(4.2)%	6.6%	10.9%
Franchise and license	5,964	5,931	5,952	0.6%	(0.4)%	100.0%	100.0%	100.0%

Total gross profit	78,632	73,702	67,199	6.7%	9.7%	20.2%	18.9%	18.0%
General and administrative expenses	37,484	36,096	32,755	3.8%	10.2%	9.6%	9.3%	8.8%
Depreciation and amortization	16,949	26,316	27,848	(35.6)%	(5.5)%	4.3%	6.8%	7.4%
Loss on sale, disposal or abandonment of assets, net	493	314	1,557	57.0%	(79.8)%	0.1%	0.1%	0.4%
Charges (adjustments) of integration and reorganization cost	—	5	(869)	*	*	0.0%	0.0%	(0.2)%
Impairment charges and other related costs	2,268	1,603	450	*	*	0.6%	0.4%	0.1%

Income from operations	21,438	9,368	5,458	128.8%	71.6%	5.5%	2.4%	1.5%
Other expense (income):
Interest expense, net	19,555	23,698	23,196	(17.5)%	2.2%	5.0%	6.1%	6.2%
Prepayment penalty upon redemption of $160 Million Notes	4,800	—	—	*	*	1.2%	0.0%	0.0%
Write-off of debt issuance costs upon redemption of $160 Million Notes	3,956	—	—	*	*	1.0%	0.0%	0.0%
Other	(5)	(312)	(284)	(98.4)%	9.9%	(0.0)%	(0.1)%	(0.1)%

Loss before income taxes	(6,868)	(14,018)	(17,454)	(51.0)%	(19.7)%	(1.8)%	(3.6)%	(4.7)%
Benefit for state income taxes	—	—	(49)	*	*	0.0%	0.0%	(0.0)%

Net loss	$(6,868)	$(14,018)	$(17,405)	(51.0)%	(19.5)%	(1.8)%	(3.6)%	(4.7)%

*
not meaningful

Results of Operations for 2006 as compared to 2005

Restaurant Operations

        We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2006 and 2004, which ended on January 2, 2007 and December 28, 2004, respectively, contained 52 weeks, while fiscal year 2005, which ended on January 3, 2006, contained 53 weeks.

        While our comparable store sales for 2006 were slightly better than the overall industry, our restaurant sales were below our expectations. Restaurant sales for 2006 improved 0.2% when compared to 2005. Our 2006 restaurant sales increased 1.9% when calculated on a comparative 52-week basis for both fiscal 2006 and 2005. Our 2006 comparable store sales increase of 4.5% consisted of a 6.9% increase in average check partially offset by a 2.2% reduction in transactions. The increase in average check was related to a system-wide price increase, a slight shift in product mix to higher priced items, and suggestive selling techniques for our Bros. Blenders™, "Sweeten the Deal" bundling offer and our "Hate to Wait" promotion (a pre-packaged baker's dozen of bagels with cream cheese). We continue to see growth in markets in which we offer catering by our company-owned restaurants. Our catering business contributed 0.9% of the increase to our comparable store sales.

        Comparable store sales represent sales at restaurants open for one full year that have not been relocated or closed during the current year. Comparable store sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base. A restaurant becomes comparable in its 12th full month of operation. Comparable store sales are also referred to as "same-store" sales or as "comp sales" within the restaurant industry.

        Comparable store sales for each quarter in fiscal 2006, 2005 and 2004 are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
First Quarter	6.2%	4.6%	(4.8)%
Second Quarter	3.6%	6.3%	(3.7)%
Third Quarter	3.2%	6.0%	(1.6)%
Fourth Quarter	4.7%	3.9%	2.6%

        Our restaurant gross profit increased $7.1 million, or 10.7%, in 2006 compared to the 2005 period, which included an extra week of revenue and costs. Our restaurant margins are impacted by various restaurant-level operating and non-operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Because certain elements of cost of sales such as rent, utilities, property taxes and manager salaries are fixed in nature, incremental sales positively impact gross profit. Depreciation, amortization and income taxes do not impact our restaurant contribution margins.

        In analyzing 2006 against a comparable 52-week basis for 2005, our restaurant contribution margins improved 210 basis points to 20.2% from 18.1% primarily due to price increases and product mix shifts positively impacting revenue, improved control over food waste, labor hours, and supplies spending partially offset by increases in food costs, wage rates, utilities, lease and lease related expenses. In comparing the reported 52-week period for 2006 against the reported 53-week period in 2005, the $7.1 million increase in gross profit was primarily due to revenue of $14.5 million driven by price increases and product mix shifts. Our margins were also favorably impacted by approximately $1.8 million reduction in marketing expense, $0.6 million savings in real estate taxes that included the settlement of a real estate tax dispute and $0.6 million in decreased workers' compensation loss reserves. These improvements, reductions and savings were partially offset by increases of approximately $2.7 million in salaries and wages, $2.3 million in food costs and distribution expenses, $1.9 million in energy and utility costs, $0.7 million in lease and lease related expenses, and $0.5 million in costs due to installation of DSL in our company-owned restaurants. The extra week in the 53-week period in 2005 period contributed $1.7 million in gross profit.

Manufacturing Operations

        Our manufacturing operations, which include our USDA approved commissaries, predominantly support our company-owned restaurants and generate revenue from the sale of food products to franchisees, licensees, third-party distributors and other third parties. All inter-company transactions have been eliminated during consolidation.

        During 2006, our manufacturing operations experienced negative margins primarily due to increases in raw materials and freight costs and incremental start-up costs associated with new products and customers. During the fourth quarter of 2006, our margins improved slightly partially due to implemented price increases to some of our third party customers. We also opened two new commissary locations, aggregating our commissary system to five locations, which will increase our current production capacity. Finally, we engaged a third party consulting firm to assist us in developing manufacturing cost models. We believe these initiatives will allow us to become more operationally efficient in the future and positively impact our manufacturing operations.

Franchise and License Operations

        Revenues for the franchised and licensed operations consist primarily of initial fees and royalty income earned as a result of sales within franchise and license restaurants. Overall, franchisee and licensee royalty income improved 0.6% in 2006 as compared to 2005, which included an extra week of royalty income. On a comparable 52-week basis and excluding $0.3 million in accelerated royalties due to an early termination of a franchise agreement in the 2005 period, franchisee and licensee royalty income improved 7.9% or $0.4 million in the 2006 period. The percentage increase was predominantly due to improved comparable sales in the Manhattan and Einstein Bros. brands and an increase in number of Einstein Bros. licensee restaurants, offset by the closure of several Manhattan franchisees.

General and Administrative Expenses

        Our general and administrative expenses increased 3.8%, or $1.4 million, in 2006 when compared to 2005. As a percentage of sales, our general and administrative expenses were 9.6% in 2006 compared to 9.3% in 2005. Predominantly contributing to the increase was approximately $0.7 million in stock based compensation expense and $0.7 million for our 2006 annual leadership summits for our Einstein Bros. and Noah's general managers and our Manhattan Bagel franchisees.

Depreciation and Amortization

        Depreciation and amortization expenses decreased 35.6%, or $9.4 million, in 2006 compared to 2005. The decrease is primarily due to all of our amortizing intangible assets becoming fully amortized and a substantial portion of our other assets becoming fully depreciated within the second and third quarters of fiscal 2006. Depreciation and amortization expense is predominantly related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001.

Loss on the Disposal, Sale or Abandonment of Assets

        Loss on the disposal, sale or abandonment of assets represents the excess of proceeds received, if any, over the net book value of an asset. We establish estimated useful lives for our assets, which range from 3 to 8 years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the non-cancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives.

Impairment Charges and other Related Costs

        Impairment losses are non-cash charges recorded on long-lived assets, goodwill, trademarks and our other intangible assets. Generally, an indicator of impairment would include significant change in an asset's ability to generate positive cash flow in the future or in the fair value of an asset. Whenever impairment indicators are determined to be present, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During 2006, we recorded $0.1 million in impairment charges related to company-owned restaurants compared to $0.2 million in 2005. In addition, during 2005 we recorded $1.3 million in impairment charges related to our Chesapeake trademarks.

        Some of our manufacturing equipment is located at the plant of Harlan Bakeries, Inc., our frozen bagel dough supplier. In late 2006, we were notified of Harlan's intent, under the terms of the contract, to purchase the equipment and we agreed to sell the equipment to Harlan for $1.1 million. In order to adjust the assets down to their mutually agreed-upon fair value, we recorded an impairment charge of $2.2 million during the quarter ended January 2, 2007. The assets have been classified as held for sale on the consolidated balance sheet as of January 2, 2007.

Other Expense (Income)

        On February 28, 2006, we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. We replaced this debt with $170 million in new term loans and a $15 million revolving credit facility. It reduced our effective interest rate from 13.9% to a weighted-average effective interest rate of 10.27% as of January 2, 2007. In 2006, we incurred $19.6 million in net interest expense compared to $23.7 million in 2005. In connection with refinancing our $160 Million Notes, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium in the amount of $4.8 million during the first quarter ended 2006.

Net Income (Loss) and Income Taxes

        Net operating losses generated in the current year from continuing operations resulted in no federal and state income tax liability for 2006 and 2005. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL's) for tax purposes. Our NOL's are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. Due to improved operations and as a result of a reduction in our depreciation and amortization expense, as well as a savings from the reduction in the interest rate on our debt facility, we achieved net income of $0.8 million and $6.0 million during the third and fourth quarters of 2006, respectively.

        In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. As we move closer toward achieving net income for a full year, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

  •
  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

  •
  Accumulation of net income before tax utilizing a look-back period of three years.

        The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of January 2, 2007, net operating loss carryforwards of $157 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

Results of Operations for 2005 as compared to 2004

        Total revenues for 2005 were slightly below our expectations predominantly due to lower manufacturing revenues, license fees and a lower level of increased transactions at our company-owned restaurants but represented positive sales performance over prior years. Total revenue improved 4.1% during fiscal 2005 compared to fiscal 2004. This improvement was primarily attributable to an increase in restaurant sales. During fiscal 2005, we derived 93.3% of our total revenue from our company-owned restaurants. Our company-owned restaurant sales increased 2.4% when calculated on a comparative 53-week basis for both fiscal 2005 and 2004. Restaurant comparable store sales increased 5.2% for fiscal 2005 due to an increase of 5.4% in check average offset by 0.2% decrease in transactions.

        Comparable store sales for each quarter in 2005 and 2004 are as follows:

	Fiscal 2005	Fiscal 2004
First Quarter	4.6%	(4.8)%
Second Quarter	6.3%	(3.7)%
Third Quarter	6.0%	(1.6)%
Fourth Quarter	3.9%	2.6%

        We believe the positive trend in comparable store sales is a result of price increases coupled with a shift in the product mix to higher priced items, improvements in the operation of our restaurants including initiatives in customer service and overall restaurant appearance, the introduction of new menu items, further development of catering programs in selected markets, and advertising campaigns that were initiated in the fourth quarter of fiscal 2004 and second and third quarters of fiscal 2005 that strengthened consumer awareness.

Gross Profit

        Our total gross profit during fiscal 2005 demonstrates continuing improvement over prior years due to careful monitoring of the impact of price increases and the cost of products sold using theoretical food cost models. The dollar change in our total gross profit improved 9.7% during fiscal 2005 compared to fiscal 2004. The improvement was primarily driven by an increase of 12.5% in our company-owned restaurant margins, which contributes the most significant component of total gross profit. Our restaurant margins are impacted by various restaurant-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Similarly, our manufacturing margins are impacted by various manufacturing-level operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, rent, utilities and property taxes. Depreciation, amortization and income taxes do not impact our restaurant or manufacturing margins.

        Because certain elements of cost of sales such as rent, utilities, property taxes and manager salaries are fixed in nature, incremental sales positively impact gross profit. During fiscal year 2005, the increase in company-owned restaurant sales over the comparable period contributed approximately $11.7 million of store contribution margin related to the increased sales. This margin increase was partially offset by approximately $1.6 million in additional marketing expenses, $2.0 million in additional bonuses payable to restaurant managers due to improved operating performance and $0.7 million in increased bank charges and credit card fees.

        Our manufacturing operations are ancillary to our company-owned restaurants. For the fiscal years ended 2005 and 2004, our manufacturing margins represented less than 1.0% of total revenues. The profit derived from our manufacturing operations represents third-party sales and can be significantly impacted by fixed overhead costs such as rent, utilities, property taxes and manager salaries and fluctuating commodity costs.

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

        Depreciation and amortization expenses decreased 5.5% during fiscal 2005 when compared to the preceding fiscal year. The decrease in depreciation and amortization expense is primarily due to a portion of our asset base becoming fully depreciated.

        During fiscal 2004, we recorded a loss on disposal or abandonment of assets of approximately $120,000 due to the disposal of menu boards as a result of our new menu offerings and approximately $1.5 million due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey. The loss on disposal or abandonment of assets was offset by a gain of approximately $90,000 on the sale of the assets of Willoughby's.

        Charges (adjustments) of integration and reorganization cost for fiscal 2004 primarily represents adjustments to previously recorded liabilities associated with the closing and consolidation of our Eatontown facilities during 2002. During April 2004, we reached an agreement with the landlord of our Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted to reflect a reduction of the prior year's accrued cost of $0.7 million.

        During fiscal 2005, we recorded approximately $1.3 million in impairment charges related to the Chesapeake trademarks. We also recorded approximately $0.2 million in impairment charges related to company-owned restaurants and approximately $0.1 million in exit costs from the decision to close one restaurant. During fiscal 2004, we recorded $0.5 million in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of under-performing restaurants.

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

        The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations. On a weekly basis, we review our company-owned restaurant performance compared with the same period in the prior year and our operating plan.

        Based upon our projections for 2007 and 2008, we believe our various sources of capital, including availability under existing debt facilities, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

2003 Debt Refinancing

        We completed a debt refinancing on July 8, 2003, when we issued $160.0 million of 13% senior secured notes due 2008, or the $160 million notes. We used the net proceeds of the offering, among other things, to refinance the increasing rate notes which were issued in connection with the Einstein Bros. acquisition that occurred in 2001. Also on July 8, 2003, we entered into a three-year, $15 million senior secured revolving credit facility with AmSouth Bank, or the AmSouth revolver.

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

Working Capital Deficit

        On January 2, 2007, we had unrestricted cash of $5.5 million and restricted cash of $2.7 million. Under the Revolving Facility, there were no outstanding borrowings, $6.7 million in letters of credit outstanding and borrowing availability of $8.3 million. Our working capital deficit improved $3.7 million to $8.0 million in 2006 compared to $11.7 million in 2005, primarily due to the increased profitability at our company-owned restaurants partially offset by the short-term classification of principal payments due under our First Lien Term Loan.

        On January 3, 2006, we had unrestricted cash of $1.6 million and restricted cash of $3.2 million. The timing of our January 1 semi-annual interest payment of $10.4 million under our $160 Million Notes and the payment of monthly rent (reflected in prepaid expenses) negatively impacted our cash balance at January 3, 2006.

Cash Provided by Operations

        Due to increased profitability at our company-owned restaurants and the timing of operational receipts and payments, net cash generated by operating activities was $14.0 million for 2006 compared to $2.1 million for 2005. Cash provided by operations for 2006 includes a $4.8 million cash prepayment penalty incurred upon redemption of the $160 Million Notes. Cash provided by operations for 2005 includes three semi-annual interest payments of $10.4 million, individually, related to our $160 Million Notes. The third semi-annual interest payment was due to the timing of cutoff of our 2005 fiscal year end.

Cash Used in Investing Activities

        During 2006, we used approximately $13.2 million of cash to purchase additional property and equipment that included $1.7 million for new restaurants, $2.6 million for remodeling existing restaurants, $3.8 million for replacement and new equipment at our existing company-owned restaurants, $3.0 million for our manufacturing operations and $2.1 million for general corporate purposes.

        We anticipate that the majority of our capital expenditures for fiscal 2007 will be focused on the addition of 10 to 15 new company-owned restaurants during 2007 at an average capital investment of approximately $550,000 per restaurant, dependent upon square footage, layout and location. We also intend to remodel approximately 25 of our current restaurants to the front of the house configuration of our prototype restaurant. This remodel includes new self service coolers, an expanded coffee bar, and a separate station for quick "to go" items. Finally, we plan to acquire additional equipment for new menu items and an improved ordering system that uses wireless technology to reduce the time our guests wait in line before they receive their food.

        During fiscal 2005, we used approximately $10.3 million of cash to purchase additional property and equipment that included $1.2 million for new restaurants, $2.3 million for remodeling existing restaurants, $4.3 million for replacement and new equipment at our existing company-owned restaurants, $0.9 million for our manufacturing operations and less than $1.6 million for general corporate purposes.

Cash Used in Financing Activities

        As a result of our refinancing of our $160 Million Notes with $170 million in new term loans in February 2006, we borrowed $169.4 million in term loans and incurred approximately $5.0 million in debt issuance costs. Upon closing of our new debt facility, we began amortizing these costs and the debt issuance costs related to our $160 Million Notes and AmSouth Revolver were written-off.

        During fiscal 2005, we used cash of approximately $0.3 million to repay our obligations under the New Jersey Economic Development Authority Note Payable, offset by approximately $0.2 million in proceeds received from the exercise of warrants issued in connection with private financing transactions that were repaid in July 2003.

Contractual Obligations

        The following table summarizes the amounts of payments due under specified contractual obligations as of January 2, 2007:

	Payments Due by Period
	2007	2008 to 2010	2011 to 2012	2013 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$29,202	$—	$—	$—	$29,202
Debt Facility(a)	3,605	49,630	25,900	105,795	184,930
Estimated interest expense on Debt Facility	16,795	46,077	12,065	4,987	79,924
Manditorily Redeemable Series Z	—	57,000	—	—	57,000
Minimum lease payments under capital leases	76	121	3	—	200
Minimum lease payments under operating leases	26,264	55,496	13,881	6,916	102,557
Purchase obligations(b)	3,336	—	—	—	3,336
Other long-term obligations(c)	—	834	506	5,834	7,174

Total	$79,278	$209,158	$52,355	$123,532	$464,323

(a)
Debt Facility includes the full face value of the Subordinated Note and the full accretion of paid-in-kind interest that is due upon maturity.

(b)
Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.

(c)
Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

Insurance

        We are insured for losses related to health, general liability and workers' compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates our financial results could be favorably or unfavorably impacted. The estimated liability is included in accrued expenses in our consolidated balance sheets.

Off-Balance Sheet Arrangements

Guarantees

        Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS

No. 5, "Accounting for Contingencies," following a probability related approach. Minimum future rental payments remaining under these leases were approximately $0.7 million as of January 2, 2007. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

        We have $6.7 million in letters of credit outstanding under our Revolving Facility at January 2, 2007. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation related to certain workers compensation claims or distributor claims.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. We are required to adopt FIN 48 in the first quarter of fiscal 2007. At this time, we are still in the process of evaluating FIN 48 and are not able to estimate the impact of adoption to our consolidated financial statements. As of January 2, 2007, our net deferred tax assets have been fully reserved and net operating loss carryforwards of $157 million were available to be utilized against future taxable income. Any impact to our deferred tax liabilities upon adoption of FIN 48 would result in a reduction of our net operating loss carryforwards.

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. Adoption of SAB 108 did not have any impact on our results from operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe such adoption will have a material impact on our consolidated financial statements.

        In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)(EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning January 3, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

        We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

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

Impairment of Long-Lived Assets

        We review property and equipment and amortizing intangible assets for impairment when events or circumstances indicate that the carrying amount of a restaurant's assets may not be recoverable. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimate of future cash flows. Relevant facts and circumstances may include, but are not limited to, local competition in the area, the ability of existing restaurant management, the necessity of tiered pricing structures and the impact that remodeling our restaurants may have on our estimates. This process requires the use of estimates and assumptions, which are subject to high degree of judgment. In the event that these estimates and assumptions change in the future, we may be required to record impairment charges for these assets. Given a substantial portion of our property and equipment (related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001) became fully depreciated within the second and third quarters of fiscal 2006, and considering the improvement in the profitability and cash flows from each of our restaurants, we believe a significant change in any of the aforementioned assumptions would not have a material impact to our consolidated financial statements. As of January 2, 2006, all amortizing intangible assets have been fully amortized and a change in any of the aforementioned assumptions would have no impact to our consolidated financial statements.

        At least annually, we utilize independent valuation experts to assist us in assessing the recoverability of goodwill and other intangible assets not subject to amortization related to our restaurant concepts. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. As of January 2, 2007, the fair value of goodwill and other intangible assets not subject to amortization sufficiently exceeded the carrying values. A much greater than inconsequential movement in any of the aforementioned assumptions would not have a material impact to our consolidated financial statements. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Reserves

        We are insured for certain losses related to health, general liability and workers' compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established and discounted at 10% based upon analysis of historical data and actuarial estimates and is reviewed on a quarterly basis to ensure that the liability is appropriate. A 300 basis point decrease in the discount factor would increase our net loss by approximately $0.1 million annually. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted.

Stock-Based Compensation

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

        Historically, we adopted only the pro forma disclosure provisions of SFAS No. 123. Since adoption of SFAS No. 123R, we are recognizing compensation costs relating to the unvested portion of awards granted prior to the date of adoption using the same estimates and attributions used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates are estimated for all options, as required by SFAS No. 123R.

        We use the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 6 months to 3 years and have contractual terms to exercise of 5 to 10 years. The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock's historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company's leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility. We have not historically paid any dividends and are precluded from doing so under our debt covenants.

        There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Income Taxes

        Net operating losses generated in the current year from continuing operations resulted in no federal and state income tax liability for 2006 and 2005. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL's) for tax purposes. Our NOL's are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years. Due to improved operations and as a result of a reduction in our depreciation and amortization expense, as well as a savings from the reduction in the interest rate on our debt facility, we achieved net income of $0.8 million and $6.0 million during the third and fourth quarters of 2006, respectively.

        In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. As we move closer toward achieving net income for a full year, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

  •
  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

  •
  Accumulation of net income before tax utilizing a look-back period of three years.

        The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of January 2, 2007, net operating loss carryforwards of $157 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During fiscal 2006 and fiscal 2005, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

        During fiscal year 2005, our manufacturing operations began selling bagels to a wholesaler and a distributor who takes possession in the United States and sells outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Approximately $2.2 million and $2.1 million of sales shipped internationally are included in manufacturing revenues for fiscal years ended 2006 and 2005, respectively.

        Our debt as of January 2, 2007 was principally comprised of the Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and Subordinated Note. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our Revolving Facility, First Lien Term Loan and Second Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would increase our net loss by approximately $1.5 million annually, assuming no change in the size or composition of debt at January 2, 2007. Currently, the interest rates on our First Lien Term Loan, Second Lien Term Loan and Revolving Facility are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

        Our debt as of January 3, 2006 was principally comprised of the $160 Million Notes due July 1, 2008 and the AmSouth Revolver. A 100 basis point increase in market interest rates would have had an immaterial effect on our borrowing costs, since the interest rate on the $160 Million Notes was fixed. The interest rate on the AmSouth Revolver fluctuated with changes in the prime rate, but was immaterial in relation to interest expense under the $160 Million Notes and in our results of operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New World Restaurant Group, Inc.

        We have audited the accompanying consolidated balance sheets of New World Restaurant Group, Inc. and Subsidiaries (the "Company") as of January 2, 2007 and January 3, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 2, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New World Restaurant Group, Inc. and Subsidiaries as of January 2, 2007 and January 3, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on a modified prospective basis as of January 4, 2006.

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

/s/ GRANT THORNTON LLP

Denver, Colorado
February 23, 2007

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 2, 2007 AND JANUARY 3, 2006

(in thousands, except share information)

	January 2, 2007	January 3, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,477	$1,556
Restricted cash	2,403	2,554
Franchise and other receivables, net of allowance	6,393	5,506
Inventories	4,948	5,072
Prepaid expenses and other current assets	4,529	4,506
Assets held for sale	1,144	—

Total current assets	24,894	19,194
Restricted cash long-term	284	595
Property, plant and equipment, net	33,889	33,359
Trademarks and other intangibles, net	63,806	67,717
Goodwill	4,875	4,875
Debt issuance costs and other assets	5,406	5,184

Total assets	$133,154	$130,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,347	$5,848
Accrued expenses	25,855	24,789
Short term debt and current portion of long-term debt	3,605	280
Current portion of obligations under capital leases	76	19

Total current liabilities	32,883	30,936
Senior notes and other long-term debt	166,556	160,560
Obligations under capital leases	124	29
Other liabilities	8,822	8,610
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000

Total liabilities	265,385	257,135

Commitments and contingencies
Stockholders' deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 10,596,419 and 10,065,072 shares issued and outstanding	11	10
Additional paid-in capital	176,797	176,018
Unamortized stock compensation	—	(68)
Accumulated deficit	(309,039)	(302,171)

Total stockholders' deficit	(132,231)	(126,211)

Total liabilities and stockholders' deficit	$133,154	$130,924

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 2, 2007, JANUARY 3, 2006, AND DECEMBER 28, 2004

(in thousands, except earnings per share and related share information)

	January 2, 2007	January 3, 2006	December 28, 2004
Revenues:
Restaurant sales	$363,699	$363,044	$347,786
Manufacturing revenues	20,299	20,118	20,122
Franchise and license related revenues	5,964	5,931	5,952

Total revenues	389,962	389,093	373,860
Cost of sales:
Restaurant costs	290,176	296,610	288,736
Manufacturing costs	21,154	18,781	17,925

Total cost of sales	311,330	315,391	306,661

Gross profit	78,632	73,702	67,199
Operating expenses:
General and administrative expenses	37,484	36,096	32,755
Depreciation and amortization	16,949	26,316	27,848
Loss on sale, disposal or abandonment of assets, net	493	314	1,557
Charges (adjustments) of integration and reorganization cost	—	5	(869)
Impairment charges and other related costs	2,268	1,603	450

Income from operations	21,438	9,368	5,458
Other expense (income):
Interest expense, net	19,555	23,698	23,196
Prepayment penalty upon redemption of $160 Million Notes	4,800	—	—
Write-off of debt issuance costs upon redemption of $160 Million Notes	3,956	—	—
Other	(5)	(312)	(284)

Loss before income taxes	(6,868)	(14,018)	(17,454)
Benefit for income taxes	—	—	(49)

Net loss	(6,868)	(14,018)	(17,405)

Net loss per common share—Basic and Diluted	$(0.66)	$(1.42)	$(1.77)

Weighted average number of common shares outstanding:
Basic and Diluted	10,356,415	9,878,665	9,842,414

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 2, 2007, JANUARY 3, 2006, AND DECEMBER 28, 2004

(in thousands, except share information)

	Common Stock
			Additional Paid In Capital	Unamortized Stock Compensation	Accumulated Deficit Amount
	Shares	Amount				Total
Balance, December 30, 2003	9,841,828	$10	$175,585	$—	$(270,748)	$(95,153)
Net loss	—	—	—	—	(17,405)	(17,405)
Common stock issued upon exercise of warrants	6,885	—	7	—	—	7
Stock compensation expense of options granted	—	—	205	(205)	—	—
Amortization of stock compensation expense	—	—	—	68	—	68

Balance, December 28, 2004	9,848,713	$10	$175,797	$(137)	$(288,153)	$(112,483)

Net loss	—	—	—	—	(14,018)	(14,018)
Common stock issued upon exercise of warrants	216,359	—	221	—	—	221
Amortization of stock compensation expense	—	—	—	69	—	69

Balance, January 3, 2006	10,065,072	$10	$176,018	$(68)	$(302,171)	$(126,211)

Net loss	—	—	—	—	(6,868)	(6,868)
Common stock issued upon exercise of warrants	482,862	1	54	—	—	55
Common stock issued upon exercise of options	48,485		139	—	—	139
Stock based compensation	—	—	654	—	—	654
Reclassification upon adoption of SFAS 123R	—	—	(68)	68	—	—

Balance, January 2, 2007	10,596,419	$11	$176,797	$—	$(309,039)	$(132,231)

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 2, 2007, JANUARY 3, 2006, AND DECEMBER 28, 2004

(in thousands)

	January 2, 2007	January 3, 2006	December 28, 2004
OPERATING ACTIVITIES:
Net loss	$(6,868)	$(14,018)	$(17,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,949	26,316	27,848
Stock based compensation expense	654	69	68
Loss, net of gains, on disposal of assets	493	314	1,557
Impairment charges and other related costs	2,268	1,603	450
Charges (adjustments) of integration and reorganization costs	—	5	(869)
Provision for (recovery of) losses on accounts receivable, net	133	(158)	177
Amortization of debt issuance and debt discount costs	817	1,848	1,849
Write-off of debt issuance costs	3,956	—	—
Paid-in-kind interest	1,591	—	—
Changes in operating assets and liabilities:
Franchise and other receivables	(1,020)	1,775	(1,593)
Accounts payable and accrued expenses	(5,706)	(12,565)	(2,112)
Other assets and liabilities	729	(3,114)	1,140

Net cash provided by operating activities	13,996	2,075	11,110
INVESTING ACTIVITIES:
Purchase of property and equipment	(13,172)	(10,264)	(9,393)
Proceeds from the sale of equipment	209	180	543

Net cash used in investing activities	(12,963)	(10,084)	(8,850)
FINANCING ACTIVITIES:
Proceeds from line of credit	24	5,455	18,120
Repayments of line of credit	(24)	(5,470)	(19,105)
Repayment of other borrowings	(280)	(312)	(1,105)
Payments under capital lease obligations	(53)	—	—
Repayment of notes payable	(160,000)	—	—
Borrowings under First Lien	80,000	—	—
Repayments under First Lien	(1,425)	—	—
Borrowings under Second Lien	65,000	—	—
Borrowings under Subordinated Note	24,375	—	—
Debt issuance costs	(4,923)	(81)	—
Proceeds upon stock option and warrant exercise	194	221	7

Net cash provided by (used in) financing activities	2,888	(187)	(2,083)
Net increase (decrease) in cash and cash equivalents	3,921	(8,196)	177
Cash and cash equivalents, beginning of period	1,556	9,752	9,575

Cash and cash equivalents, end of period	$5,477	$1,556	$9,752

The accompanying notes are an integral part of these consolidated financial statements.

NEW WORLD RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        The consolidated financial statements of New World Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation. The Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (Einstein Bros.), Noah's New York Bagels (Noah's), Manhattan Bagel Company (Manhattan), Chesapeake Bagel Bakery (Chesapeake) and New World Coffee (New World).

        We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2004 and 2006 which ended on December 28, 2004 and January 2, 2007, respectively, contained 52 weeks. Fiscal year 2005, which ended on January 3, 2006, contained 53 weeks.

        Certain immaterial reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

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

Revenue Recognition

        We record revenue from the sale of food, beverage and retail items as products are sold. Our manufacturing revenues are recorded at the time of shipment to customers. Initial fees received from a franchisee or licensee to establish a new location are recognized as income when we have performed our obligations required to assist the franchisee or licensee in opening a new location, which is generally at the time the franchisee or licensee commences operations. Continuing royalties, which are a percentage of the net sales of franchised and licensed locations, are accrued as income each month. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder.

        During fiscal year 2005, our manufacturing operations began selling bagels to a wholesaler and a distributor who takes possession in the United States and sells outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Approximately $2.2 million and $2.1 million of sales shipped internationally are included in manufacturing revenues for fiscal years ended 2006 and 2005, respectively.

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

Property and Equipment

        Property and equipment is recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 3 to 8 years. Leasehold improvements are amortized using the straight-line method. The depreciable lives for our leasehold improvements, which are subject to a lease, are limited to the lesser of the useful life or the noncancelable lease term. In circumstances where we would incur an economic penalty by not exercising one or more option periods, we include one or more option periods when determining the depreciation period. In either circumstance, our policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense. Costs incurred to repair and maintain our facilities and equipment are expensed as incurred.

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

        Some of our manufacturing equipment is located at the plant of Harlan Bakeries, Inc. (Harlan), our frozen bagel dough supplier. In late 2006, we were notified of Harlan's intent, under the terms of the contract, to purchase the equipment and we agreed to sell the equipment to Harlan for $1.1 million. In order to adjust the assets down to their mutually agreed-upon fair value, we recorded an impairment charge of $2.2 million during the quarter ended January 2, 2007. The assets have been classified as held for sale on the consolidated balance sheet as of January 2, 2007.

        During fiscal 2006, 2005 and 2004, we recorded approximately $0.2 million, $0.3 million and $0.5 million, respectively in impairment charges and exit costs related to underperforming restaurants. During fiscal 2006, we recorded approximately $0.2 million in impairment charges related to company-owned stores. During fiscal 2005, we recorded approximately $0.2 million in impairment charges related to company-owned stores and approximately $0.1 million in exit costs from the decision to close one restaurant. During fiscal 2004, we recorded $0.5 million in impairment charges for long-lived asset impairments and exit costs from the decision to close two restaurants and to write down the assets of under-performing restaurants.

Leases and Deferred Rent Payable

        We lease all of our restaurant properties. Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases, as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.

        For lease that contain rent escalations, we record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between rent paid and the straight-line rent expense as deferred rent payable. Incentive payments received from landlords are recorded as landlord incentives and are amortized on a straight-line basis over the lease term as a reduction of rent.

Goodwill, Trademarks and Other Intangibles

        Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan. Other intangibles consist mainly of trademarks, trade secrets and patents.

        Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For other indefinite lived intangibles, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value. Intangible assets not subject to amortization consist primarily of the Einstein Bros. and Manhattan trademarks.

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

        During the second quarter of fiscal 2004, we began an evaluation of whether each of our brands should be a part of our overall strategic business plan. As a result of this evaluation, we determined that the Chesapeake brand did not fit within our long-term business model. Accordingly, we performed an interim impairment analysis and determined that no impairment existed. We also performed a longevity analysis and determined that the brand had an estimated useful life of four years. The trademarks were previously treated as a non-amortizing intangible and were reclassified to an amortizing intangible at June 29, 2004. During the second quarter of fiscal 2005, we re-visited the long term strategic fit of Chesapeake utilizing the recommendations of a third party consultant previously engaged to present viable alternatives for the brand. Based upon the consultant's recommendations, we began forming an exit strategy that we believed could be completed within one year. Because there had been a change in circumstances, it was necessary to review the asset for impairment. The analysis indicated that the carrying amount of the Chesapeake trademarks was greater than its fair value and accordingly we recorded an impairment charge of $1.2 million during fiscal 2005. As we continued to work with our remaining franchisees on an exit strategy, we also continued to review the carrying amount of the Chesapeake trademarks in relation to their fair value. We recorded an additional $0.1 million in impairment charges related to the Chesapeake trademarks during fiscal 2006. As of January 3, 2006, there is no remaining value reflected in our consolidated financial statements related to the Chesapeake trademarks. Our ability to execute an exit strategy is dependent upon the agreement and cooperation of our franchisees and we cannot provide any assurance that we will be successful in fully completing an exit strategy.

        For the fiscal years ended 2006, 2005, and 2004, we engaged an independent valuation expert to assist us in performing an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros. and Manhattan brands. At January 2, 2007, January 3, 2006 and December 28, 2004, there was no indication of impairment in our goodwill and indefinite lived intangible assets.

Insurance Reserves

        We are insured for losses related to health, general liability and workers' compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. The estimated liability is included in accrued expenses in our consolidated balance sheets.

Guarantees

        Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe most, if not all, of the franchised locations could be subleased to third parties reducing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, "Accounting for Contingencies," following a probability related approach. In the event that trends change in the future, our financial results could be impacted. As of January 2, 2007, we had outstanding guarantees of indebtedness under certain leases of approximately $0.7 million. Approximately $64,000 is reflected in accrued expenses in our consolidated balance sheet at January 2, 2007.

Fair Value of Financial Instruments

        As of January 2, 2007 and January 3, 2006, our financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The fair value of accounts receivable and accounts payable approximate their carrying value, due to their short-term maturities. As of January 2, 2007, the fair value of our current debt facility is estimated to approximate its carrying value by comparing the terms of existing instruments to the terms offered by lenders for similar borrowings with similar credit ratings. As of January 3, 2006, the fair value of the $160 Million Notes approximated $165.2 million as the notes were traded at a premium.

        The Mandatorily Redeemable Series Z Preferred Stock (Series Z) is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million, which represents the total required future cash payment. The current fair value of the Series Z, which was determined by using the remaining term of the Series Z and the effective dividend rate from the Certificate of Designation, is estimated to be $38.1 million and $33.2 million at January 2, 2007 and January 3, 2006, respectively.

Concentrations of Risk

        We purchase a majority of our frozen bagel dough from Harlan who utilizes our proprietary processes and on whom we are dependent in the short-term. Additionally, we purchase all of our cream cheese from a single source. Historically, we have not experienced significant difficulties with our suppliers but our reliance on a limited number of suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

Advertising Costs

        We expense advertising costs as incurred. Advertising costs were $4.5 million, $6.6 million, and $4.5 million for the fiscal years ended 2006, 2005, and 2004, respectively, and are included in restaurant costs of sales in the consolidated statements of operations.

Company Operations

        We view our company as one business with three sources of revenue: restaurant sales, manufacturing revenue and franchise and license related revenues. Our main business focus is operating restaurants under the Einstein and Noah's brands, which have similar investment criteria and economic and operating characteristics. Our manufacturing operations and franchise and license operations support our main business focus but allow us to leverage our inherent cost structure via third party business and enhance our brands through new product channels. We manage our business and allocate resources via a combination of restaurant sales reports and gross profit information related to our three sources of revenue, which are presented in their entirety within the consolidated statements of operations. We do not regularly review reports related to balance sheet or asset information during this process.

        Our manufacturing operations, which include our USDA approved commissaries, are ancillary and support our restaurant operations through the production and distribution of bagel dough, cream cheese and other products to our restaurants, licensees and franchisees and other third parties. These operations reduce costs via vertical integration, enable us to control the quality and consistency of ingredients delivered to our restaurants, manage inventory levels, and expose our brands to new product channels. Although the primary focus of our manufacturing and commissary operations is to produce and distribute products to our restaurants, our third party revenues have increased over time. The overall results of operations of our manufacturing operations historically have not and currently do not have a material impact on our operating profit. We report the results of manufacturing operations associated with our third party sales separately on our consolidated statements of operations. The net costs associated with internal "sales" to our restaurants are included in restaurant costs.

        Our franchise and license operations complement our restaurant operations by expanding the awareness of our brands. We report royalties and other fees earned from the use of trademarks and operating systems developed for the Manhattan, Einstein Bros. and Noah's brands separately on our consolidated statements of operations. The overall results of operations of our franchise and license operations historically have not and currently do not have a material impact on our operating profit.

Net Loss per Common Share

        In accordance with SFAS No. 128, "Earnings per Share," we compute basic net loss per common share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

        Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and warrants. Potential common stock equivalents are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

        The following table summarizes the weighted average number of common shares outstanding, as well as sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands of dollars, except share and per share data):

	For the years ended:
	January 2 2007	January 3, 2006	December 28, 2004
Weighted average shares outstanding	10,356,415	9,878,665	9,842,414

Net loss	(6,868)	$(14,018)	$(17,405)

Basic and diluted net loss per share	$(0.66)	$(1.42)	$(1.77)

        Stock options and warrants to purchase an aggregate of 993,707, 1,737,113, and 1,764,372 shares of common stock were outstanding as of January 2, 2007, January 3, 2006 and December 28, 2004, respectively. These stock options and warrants were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Stock-Based Compensation

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

        Effective January 4, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. Results for periods prior to adoption have not been restated. Prior to the adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by APB No. 25 and related interpretations, in accounting for our fixed award stock options to our employees. As such, compensation expense was recorded only if the current market price of the underlying common stock exceeded the exercise price of the option on the date of grant. We applied the fair value-basis of accounting as prescribed by SFAS No. 123 in accounting for our fixed award stock options to our consultants. Under SFAS No. 123, compensation expense was recognized based on the fair value of stock options granted.

        Because we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we are recognizing compensation cost, over the requisite service period, relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates are estimated for all options, as required by SFAS No. 123R.

        Our stock-based compensation cost for the year ended January 2, 2007, January 3, 2006 and December 28, 2004 was $654,000, $69,000 and $68,000, respectively and has been included in general and administrative expenses. The impact of adoption of SFAS No. 123R had the effect of increasing our loss per share by $0.06 for year to date period ended January 2, 2007. No tax benefits were recognized for these costs due to our recurring cumulative losses.

        The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	January 2, 2007	January 3, 2006	December 28, 2004
Expected life of options from date of grant	4.0 years	4.0 years	4.0 years
Risk-free interest rate	4.35-4.84%	3.55-4.44%	2.7-3.4%
Volatility	100.0%	100.0%	100.0%
Assumed dividend yield	0.0%	0.0%	0.0%

        Had compensation cost for stock options granted to associates been determined on the basis of fair value for periods prior to fiscal 2006 using the aforementioned assumptions, net loss and loss per share would have been increased to the following pro forma amounts (in thousands of dollars, except per share amounts):

	January 3, 2006	December 28, 2004
Net loss, as reported	$(14,018)	$(17,405)
Deduct: fair value based compensation expense	(1,164)	(544)

Pro forma net loss	(15,182)	(17,949)

Basic and diluted loss per common share:
As reported	$(1.42)	$(1.77)

Pro forma	$(1.54)	$(1.82)

        The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock's historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company's leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility. We have not historically paid any dividends and are precluded from doing so under our debt covenants.

        At January 2, 2007, we have approximately $0.4 million of total unrecognized compensation cost related to non-vested awards granted under our option plans, which we expect to recognize over a weighted-average period of eight months. Total compensation costs related to the options outstanding as of January 2, 2007 will be fully recognized by first quarter of fiscal 2010, which represents the end of the requisite service period.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. We are required to adopt FIN 48 in the first quarter of fiscal 2007. At this time, we are still in the process of evaluating FIN 48 and are not able to estimate the impact of adoption to our consolidated financial statements. As of January 2, 2007, our net deferred tax assets have been fully reserved and net operating loss carryforwards of $157 million were available to be utilized against future taxable income. Any impact to our deferred tax liabilities upon adoption of FIN 48 would result in a reduction of our net operating loss carryforwards.

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. Adoption of SAB 108 did not have any impact on our results from operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe such adoption will have a material impact on our consolidated financial statements.

        In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)(EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning January 3, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

        We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

3.     RESTRICTED CASH

        Restricted cash consisted of the following:

	January 2, 2007	January 3, 2006
	(in thousands of dollars)
Advertising Funds(a)	$300	$533
New Jersey Economic Development Authority(b)	614	950
Distributor Collateral(c)	1,500	1,500
Other(d)	273	166

	2,687	3,149
Less current portion of long-term restricted cash	2,403	2,554

Long-term restricted cash	$284	$595

(a)
We act as custodian for certain funds paid by our franchisees that are earmarked as advertising fund contributions.

(b)
On July 3, 2003, we placed in escrow an advanced refunding of the New Jersey Economic Development Authority (NJEDA) note dated December 1, 1998 to enact a debt defeasance as allowed for in the agreement. The NJEDA funds are included in both current portion and long-term portion of restricted cash as of the January 2, 2007 and January 3, 2006 balance sheet dates in accordance with payment terms of the note. We anticipate this classification will continue until the NJEDA note is fully paid from the escrow amount proceeds. The NJEDA note has a maturity date of December 1, 2008. See Note 10 for additional information.

(c)
We have restricted cash held as collateral for a letter of credit issued to one of our distributors. Our distributor could access the letter of credit in the event that we fail to pay them for products delivered to our company-owned restaurants.

(d)
We also have various restricted cash accounts for the benefit of taxing and other government authorities.

4.     LICENSE, FRANCHISE AND OTHER RECEIVABLES

        The majority of our receivables are due from our licensees, franchisees, distributors and trade customers. Credit is extended based on our evaluation of the customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 7-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Franchise and other receivables consist of the following:

	January 2, 2007	January 3, 2006
	(in thousands of dollars)
Trade receivables	$3,553	$2,572
Franchisee and licensee receivables	1,035	708
Vendor rebates(a)	1,197	2,130
Tax refunds	549	—
Other	564	576

	6,898	5,986
Less allowance for doubtful accounts	505	480

Total receivables	$6,393	$5,506

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

5.     INVENTORIES

        Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 2, 2007	January 3, 2006
	(in thousands of dollars)
Finished goods	$3,835	$3,883
Raw materials	1,113	1,189

Total inventories	$4,948	$5,072

6.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

	January 2, 2007	January 3, 2006
	(in thousands of dollars)
Prepaid rent	$2,768	$2,781
Short term deposits	736	683
Prepaid state franchise tax	120	381
Prepaid maintenance contracts	259	230
Prepaid other	259	230
Prepaid insurance	387	201

Total prepaid expenses and other current assets	$4,529	$4,506

7.     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	January 2, 2007	January 3, 2006
	(in thousands of dollars)
Leasehold improvements	$61,688	$49,744
Store and manufacturing equipment	72,763	66,810
Furniture and fixtures	1,379	1,193
Office and computer equipment	13,635	11,044
Vehicles	98	115

	149,563	128,906
Less accumulated depreciation	115,674	95,547

Property and equipment, net	$33,889	$33,359

        Depreciation expense was $13.0 million, $18.1 million, and $19.6 million for the fiscal years ended January 2, 2007, January 3, 2006, and December 28, 2004, respectively.

        As of January 2, 2007 and January 3, 2006, manufacturing equipment with a net book value of approximately $1.7 million and $4.4 million, respectively, was located at the plant of Harlan, our frozen bagel dough supplier. In late 2006, we were notified of Harlan's intent, under the terms of the contract, to purchase the equipment and we agreed to sell the equipment to Harlan for $1.1 million. In order to adjust the assets down to their mutually agreed-upon fair value, we recorded an impairment charge of $2.2 million during the quarter ended January 2, 2007. The assets have been classified as held for sale on the consolidated balance sheet as of January 2, 2007.

8.     TRADEMARKS AND OTHER INTANGIBLES

        Trademarks and other intangibles consist of the following as of:

	January 2, 2007	January 3, 2006
	(in thousands of dollars)
Amortizing intangibles:
Trade secrets	$5,385	$5,385
Trademarks	—	1,082
Patents-manufacturing process	33,741	33,741

	39,126	40,208
Less accumulated amortization:
Trade secrets	5,385	4,847
Trademarks	—	1,082
Patents-manufacturing process	33,741	30,368

	39,126	36,297

Total amortizing intangibles, net	$—	$3,911

Non-amortizing intangibles:
Trademarks	63,806	63,806

Total trademarks and other intangibles, net	$63,806	$67,717

        Intangible amortization expense totaled approximately $3.9 million, $8.2 million, and $8.2 million for the fiscal years ended 2006, 2005, and 2004, respectively. As of January 2, 2007, all amortizing intangibles have been fully amortized.

9.     DEBT ISSUANCE COSTS AND OTHER ASSETS

        Debt issuance costs and other assets consist of the following:

	January 2, 2007	January 3, 2006
	(in thousands of dollars)
Security deposits	$1,006	$993
Debt issuance costs, net of amortization(a)	—	4,110
Debt issuance costs, net of amortization(b)	4,400	81

Total debt issue costs and other assets	$5,406	$5,184

(a)
This asset represents costs incurred related to our $160 Million Notes and AmSouth Revolver. Upon closing of our new debt facility, these costs were written-off.

(b)
This asset represents costs incurred related to the issuance of $170 million in new term loans and $15 million new revolving credit facility. Upon closing of our new debt facility, we began amortizing these costs. Direct costs incurred for the issuance of debt under the $170 million in new term loans and $15 million new revolving credit facility have been capitalized and amortized using the effective interest method over the term of the debt. In the event that the debt is retired prior to the maturity date, debt issuance costs will be expensed in the period that the debt is retired.

        The amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization expense of approximately $0.8 million, $1.8 million, and $1.8 million was recorded for the fiscal years ended 2006, 2005, and 2004, respectively.

10.   ACCRUED EXPENSES

        Accrued expenses consist of the following:

	January 2 2007	January 3, 2006
Payroll and related bonuses	$11,678	$13,064
Interest	1,454	181
Gift cards	3,127	2,745
Unvouchered receipts	4,271	1,315
Other	5,325	7,484

Total accrued expenses	$25,855	$24,789

11.   SENIOR NOTES AND OTHER LONG-TERM DEBT

        Senior notes and other long-term debt consist of the following:

	January 2, 2007	January 3, 2006
$80 Million First Lien Term Loan	$78,575	$—
$65 Million Second Lien Term Loan	65,000	—
$25 Million Subordinated Note, net of unamortized discount	26,026	—
$160 Million Notes	—	160,000
New Jersey Economic Development Authority Note Payable	560	840

	$170,161	$160,840
Less current portion of senior notes and other long-term debt	3,605	280

Senior notes and other long-term debt	$166,556	$160,560

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

Revolving Facility

        The Revolving Facility has a maturity date of March 31, 2011 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease up to 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% or LIBOR plus 3.00%. This facility may be used in whole or in part for letters of credit. As of January 2, 2007, nothing was borrowed under the Revolving Facility and the stated interest rate was at prime plus 2.00%, or 10.25%.

        In the event that we have not extended the maturity date of the Mandatorily Redeemable Series Z Preferred Stock (Series Z) to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the Revolving Facility will mature on December 30, 2008.

        We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our consolidated leverage ratio with a minimum and maximum applicable margin of 2.75% and 3.25%, respectively, plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At January 2, 2007, we had $6.7 million in letters of credit outstanding. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation related to certain workers compensation claims or distributor claims. Our availability under the Revolving Facility was $8.3 million at January 2, 2007.

        The Revolving Facility contains usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries. The Revolving Facility and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. As of January 2, 2007, we were in compliance with all our financial and operating covenants.

        Approximately $0.4 million in debt issuance costs have been capitalized and are being amortized using the straight-line method over the term of the Revolving Facility.

First Lien Term Loan

        The First Lien Term Loan has a maturity date of March 31, 2011 and provides for a floating interest rate based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% and/or LIBOR plus 3.00% and is payable in arrears quarterly and/or at the LIBOR date, dependent upon the rate in effect. As of January 2, 2007, the stated interest rate under the First Lien Term Loan was 8.45%, which represents a weighted average of 6-Month LIBOR plus 3.00%, or 8.45%, 2-Month LIBOR plus 3.00%, or 8.35%, and prime plus 2.00%, or 10.25%. The effective interest rate since inception was

8.85%. The facility is fully amortizing with annual aggregate principal reductions payable in quarterly installments over the term of the loan as follows:

For the 2007 fiscal year ending January 1, 2008	$3.325 million
For the 2008 fiscal year ending December 30, 2008	$5.950 million
For the 2009 fiscal year ending December 29, 2009	$11.250 million
For the 2010 fiscal year ending December 28, 2010	$32.150 million
For the 2011 fiscal quarter ending March 29, 2011	$25.900 million

        In addition to the repayment schedule discussed above, the First Lien Term Loan also requires additional principal reductions based upon a percentage of excess cash flow as defined in the loan agreement in any fiscal year. As of January 2, 2007, no additional principal reductions were due based upon the excess cash flow definition. The First Lien Term Loan also provides us the opportunity to repay the Second Lien Term Loan or the Subordinated Note with the proceeds of a capital stock offering provided that certain consolidated leverage ratios are met.

        In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the First Lien Term Loan will mature on December 30, 2008.

        The First Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries. The First Lien Term Loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. As of January 2, 2007, we were in compliance with all our financial and operating covenants.

        Approximately $2.2 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the First Lien Term Loan.

Second Lien Term Loan

        The Second Lien Term Loan has a maturity date of February 28, 2012 and provides for a floating interest rate based upon the prime rate plus 5.75% or LIBOR plus 6.75%. Interest is payable in arrears on a quarterly basis. As of January 2, 2007, the stated interest rate under the Second Lien Term Loan was at LIBOR plus 6.75%, or 12.21% and the effective interest rate since inception was 12.42%. The Second Lien Term Loan has a prepayment penalty of 2.0% and 1.0% of the amount of any such optional prepayment that occurs prior to the first or second anniversary date, respectively. The Second Lien Term Loan requires principal reductions based upon a percentage of excess cash flow (as defined in the credit agreement) in any fiscal year and is also subject to certain mandatory prepayment provisions. As of January 2, 2007, no additional principal reductions were due based upon the excess cash flow definition. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by March 30, 2009, then the Second Lien Term Loan will mature on March 30, 2009.

        The Second Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries. The Second Lien Term Loan and the related guarantees are secured by a second priority security interest in all our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock of each material subsidiary. As of January 2, 2007, we were in compliance with all our financial and operating covenants.

        Approximately $1.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Second Lien Term Loan.

Subordinated Note

        The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. As of January 2, 2007, the effective interest rate since inception was 13.64%. The Subordinated Note is held by Greenlight Capital and its affiliates (collectively referred to as Greenlight). Based on an original issue discount of 2.5%, proceeds of approximately $24.4 million were loaned to the Company. The Subordinated Note is subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2013 or redeemed the Series Z by June 29, 2009, then the Subordinated Note will mature on June 29, 2009.

        The Subordinated Note has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The loan is guaranteed by our material subsidiaries. The Subordinated Note is unsecured. As of January 2, 2007, we were in compliance with all our financial and operating covenants.

        Approximately $0.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Subordinated Note. The debt discount of $625,000 is accretive to the Subordinated Note and is amortized to interest expense using the effective interest method over the term of the Subordinated Note.

$160 Million Notes

        On July 8, 2003, we issued $160 million of 13% senior secured notes maturing on July 1, 2008 ("$160 Million Notes"). On February 28, 2006, the $160 Million Notes were replaced with $170 million in new term loans as discussed above. Debt issuance costs were capitalized and amortized using the effective interest method over the term of the $160 Million Notes. During the first quarter ended April 4, 2006, debt issuance costs were written off in the amount of $3.8 million.

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

New Jersey Economic Development Authority Note Payable

        In December 1998, Manhattan Bagel Company, Inc. entered into a note payable in the principal amount of $2.8 million with the New Jersey Economic Development Authority ("NJEDA") at an interest rate of 9% per annum. Principal is paid annually and interest is paid quarterly. The note matures on December 1, 2008 and is secured by the assets of Manhattan Bagel Company, Inc.

        On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the January 2, 2007 and January 3, 2006 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

        Our term loans and notes payable obligations for the five years following January 2, 2007 are as follows:

Fiscal year (in thousands of dollars):
2007	$3,605
2008	6,230
2009	11,250
2010	32,150
2011	25,900
Thereafter	91,026

$170,161

12.   LEASES

Capital Leases

        We lease certain equipment under capital leases. Included in property and equipment are the asset values of $268,000 and $63,000 and the related accumulated amortization of $37,000 and $16,000 at January 2, 2007 and January 3, 2006, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Operating Leases

        We lease office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through fiscal 2017. Our restaurant leases have renewal clauses of 1 to 20 years at our option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal 2006, 2005, and 2004 was approximately $27.2 million, $27.1 million, and $27.9 million, respectively. Contingent rent included in rent expense for fiscal 2006, 2005, and 2004 was approximately $130,000, $140,000, and $130,000, respectively.

Future Minimum Lease Payments

        As of January 2, 2007, future minimum lease payments under capital and operating leases were as follows (in thousands of dollars):

Fiscal year:	Capital Leases	Operating Leases
2007	93	26,264
2008	82	21,189
2009	44	18,383
2010	7	15,925
2011	3	10,631
2012 and thereafter	—	10,165

Total minimum lease payments	229	$102,557

Less imputed interest (average rate of 4.75%)	29

Present value of minimum lease payments	200
Less current installments	76

Future minimum rental payments, net	$124

13.   OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consist of the following (in thousands of dollars):

	January 2, 2007	January 3, 2006
Vendor contractual agreements(a)	$7,099	$7,175
Guaranteed franchisee debt(b)	—	42
Deferred rent	1,648	1,234
Other	75	159

	$8,822	$8,610

(a)
A strategic supplier of ours provided advance funding in the amount of $10.0 million to us in 1996 as part of a contract to continue buying products from the supplier. The contract terminates upon fulfillment of contractual purchase volumes. The accounting for this contract is to recognize a reduction of cost of goods sold based on the volume of purchases of the vendor's product.

(b)
In connection with our acquisition of Manhattan, we agreed to guarantee certain loans to franchisees made by two financial institutions. As of January 2, 2007, all obligations under the guarantees had been satisfied.

14.   MANDATORILY REDEEMABLE SERIES Z PREFERRED STOCK

        In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, the Halpern Denny Fund III, L.P. (Halpern Denny) interest in our Mandatorily Redeemable Series F Preferred Stock (Series F) was

converted into 57,000 shares of Series Z Mandatorily Redeemable Preferred Stock (Series Z). The major provisions of our Series Z are as follows:

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

        The exchange of the Halpern Denny interest for Series Z resulted in a reduction of our effective dividend rate relative to that required by the Series F, and as a result of this and other factors, we accounted for this transaction as a troubled debt restructuring. Since a portion of this exchange included the receipt of our common stock and warrants previously held by Halpern Denny, we did not recognize a gain from troubled debt restructuring. The Series Z is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million, which represents the total cash payable upon liquidation.

15.   STOCKHOLDERS' EQUITY

Common Stock

        We are authorized to issue up to 25 million shares of common stock, par value $0.001 per share. As of January 2, 2007 and January 3, 2006, there were 10,596,419 and 10,065,072 shares outstanding, respectively.

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

16.   STOCK OPTION AND WARRANT PLANS

1994 and 1995 Plans

        Our 1994 Stock Plan (1994 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. At January 2, 2007, options to purchase 17 shares of common stock at an exercise price of $210.71 per share and a remaining contractual life of 0.48 years remained outstanding under this plan.

        Our 1995 Directors' Stock Option Plan (Directors' Option Plan) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors' Option Plan. At January 2, 2007, options to purchase 2,324 shares of common stock at a weighted average exercise price of $32.43 per share and a weighted average remaining contractual life of 5.66 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

        On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, amended on December 19, 2003 and March 1, 2005 (2003 Plan). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 1,150,000 shares issuable pursuant to options granted under the 2003 Plan. Options are generally granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and performance conditions. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 196,976 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. While our operating performance improved substantially during fiscal 2006, we did not achieve all internal benchmarks necessary to earn 100% of the performance based awards. Accordingly, 74,707 of the outstanding options, or 50%, that were to vest based upon 2006 performance were cancelled. We expect that all of the non-vested awards at January 2, 2007 will vest based on future company performance. As of January 2, 2007, there were 295,957 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

        On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, amended on March 1, 2005 (2004 Directors' Plan). Our board of directors may amend, suspend, or terminate the 2004 Directors' Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Directors' Plan. The 2004 Directors' Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of January 2, 2007, there were 14,192 shares reserved for future issuance under the 2004 Directors' Plan.

Stock Appreciation Rights Plan

        On February 17, 2007, our board of directors adopted the Stock Appreciation Rights Plan (SAR Plan). The SAR Plan provides for granting stock appreciation rights to employees. Unless terminated sooner, the SAR Plan will terminate automatically on March 31, 2012. The board of directors has the authority to amend, modify or terminate the SAR Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel, provided that, with limited exception, no modification will adversely affect outstanding rights. There are 150,000 shares issuable pursuant to stock appreciation rights granted under the SAR Plan. The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant. The rights expire upon the earlier of termination date of the SAR Plan or termination of employment and typically vest over a two-year service period. Generally, 50% of rights granted vest based solely upon the passage of time. We will recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of rights granted vest based on performance conditions. We will recognize compensation costs for performance based stock appreciation rights over the requisite service period when conditions for achievement become probable. Rights that do not vest are forfeited. On February 20, 2007, we granted 132,950 rights under the SAR Plan.

Option Activity

        Transactions during fiscal 2006, 2005, and 2004 were as follows:

	Number of Options			Weighted Average Exercise Price
	2006	2005	2004	2006	2005	2004
Outstanding, beginning of year	997,152	803,341	878,345	$3.31	$3.95	$4.12
Granted	202,500	606,308	45,000	5.24	2.62	3.25
Exercised	(48,485)	—	—	2.88	—	—
Forfeited	(157,460)	(412,497)	(120,004)	2.98	3.52	(3.00)

Outstanding, end of year	993,707	997,152	803,341	$3.79	$3.31	$3.95

Exercisable, end of year	623,662	353,237	32,341	$3.69	$3.82	$5.92

        The aggregate intrinsic value of options exercised during 2006 was $253,000. There were no options exercised during 2005 and 2004.

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested shares, January 4, 2006	643,915	$2.13
Granted	202,500	$3.72
Vested	(318,910)	$2.38
Forfeited	(157,460)	$2.09

Non-vested shares, January 2, 2007	370,045	$2.81

        The weighted average fair value of options granted during the years ended January 3, 2006 and December 28, 2004 was $1.85 and $2.21, respectively.

        At January 2, 2007, the weighted-average remaining life of outstanding and exercisable options was 7.04 years and 6.36 years, respectively. The aggregate intrinsic value of outstanding and exercisable options was $3.7 million and $2.4 million, respectively. The following table summarizes information about stock options outstanding at January 2, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Wt.Avg. Exercise Price	Remaining Life (Years)	Number of Options	Wt.Avg. Exercise Price
$0.00—$4.00	718,861	$3.21	6.90	560,695	$3.47
$4.01—$10.00	272,671	5.05	7.42	60,792	4.51
$10.01—$241.00	2,175	35.66	5.61	2,175	35.66

	993,707	$3.79	7.04	623,662	$3.69

Warrants

        As of January 2, 2007, we have no warrants outstanding and exercisable to purchase shares of our common stock. The warrants were issued in connection with private financing transactions and certain other services that occurred between 2000 and 2003. Transactions during fiscal 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Outstanding at beginning of year	739,961	961,391	968,337
Issued	—	—	—
Exercised	(482,862)	(216,359)	(6,885)
Converted		—	—
Forfeited	(257,099)	(5,071)	(61)

Outstanding and exercisable at end of year	—	739,961	961,391

        During 2006, we received total consideration of $55,000 and issued 53,217 shares of our common stock in connection with the exercises of certain warrants previously granted to a number of investors, including Greenlight. Additionally we issued 429,645 shares of our common stock to Greenlight upon Greenlight's cashless exercises of certain warrants. Greenlight surrendered 56,953 shares of common stock in connection with such cashless exercises.

17.   SAVINGS PLAN

        We sponsor a qualified defined contribution retirement plan covering eligible employees of New World Restaurant Group (the 401(k) Plan). Employees, excluding officers, are eligible to participate in the plan if they meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We have accrued a discretionary match of approximately 25% of the participants' elective contribution for 2006. Our contribution to the plan was $0.2 million, $0.3 million, and $0.3 million for 2006, 2005, and 2004, respectively. Employer contributions vest at the rate of 100% after three years of service.

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

        During 2004, previously recorded estimates of integration and reorganization costs associated with the consolidation were adjusted by $138,000 to reflect a reduction to the accrual.

2002 Restructuring

        During the quarter ended October 1, 2002, we implemented a plan to shut down our dough manufacturing facilities on the East Coast. During the quarter ended December 31, 2002, we implemented a plan to terminate the lease obligation for the Eatontown location. We vacated the Eatontown location in the last week of 2002. When initiated, the restructuring plans were expected to take approximately one year to complete, subject to our ability to sublease the Eatontown facility. We ultimately recorded a $4.8 million charge associated with the restructuring plans in 2002. Approximately $2.2 million of this charge represented a write-off of equipment and leasehold improvements that were either abandoned or deemed unusable by us. In the fourth quarter of fiscal 2003, we became aware that the Eatontown facility was in the process of being sold and that the landlord had engaged a valuation expert to determine the total cost associated with our vacating the facility. Based upon the results of this study, we adjusted our initial charge to our estimate of the ultimate liability on the Eatontown facility. During April 2004, we reached an agreement with the landlord of the Eatontown facility to settle outstanding litigation. Previously recorded integration and reorganization estimates associated with closing this facility were adjusted to reflect a reduction of the prior year's accrued cost of $0.7 million.

19.   LOSS (GAIN) ON SALE, DISPOSAL OR ABANDONMENT OF ASSETS

        During fiscal 2004, we recorded a loss on disposal or abandonment of assets of approximately $0.1 million due to the disposal of menu boards as a result of our new menu offerings and approximately $1.5 million due to the abandonment of leasehold improvements related to closed restaurants and our administrative facilities located in New Jersey. The loss on disposal or abandonment of assets was offset by a gain of approximately $90,000 on the sale of the assets of Willoughby's as further described below.

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

        We considered SFAS No. 144 in our determination that the revenues, cost of sales, other operating expenses and the net book value of the assets related to the sale of the coffee roasting plant and three retail locations included in the Willoughby's business were immaterial in relation to our Einstein Bros., Noah and Manhattan restaurants, as well as the consolidated financial statements taken as a whole. Accordingly, we have not presented discontinued operations in the accompanying consolidated statements of operations. We recognized a gain from the sale of approximately $90,000 during the year ended December 28, 2004.

21.   INCOME TAXES

        We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing our internal estimates for future net income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. To date we have incurred substantial net losses that have created significant net operating loss carryforwards (NOL's) for tax purposes. Our NOL's are one of our deferred income tax assets. Over the past two years, we have reduced our net losses substantially from prior years.

        In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. As we move closer toward achieving net income for a full year, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

  •
  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

  •
  Accumulation of net income before tax utilizing a look-back period of three years.

        The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of January 2, 2007, net operating loss carryforwards of $157 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations.

        The provision for income taxes consists of the following:

	2006	2005	2004
Current
Federal	$—	$—	$—
State	—	—	(49)

Total current income tax benefit	—	—	(49)

Deferred
Federal	(2,329)	(4,201)	(6,529)
State	(216)	(390)	(611)

Total deferred income tax benefit	(2,545)	(4,591)	(7,140)

Increase in valuation allowance	2,545	4,591	7,140

Total income tax benefit	$—	$—	$(49)

        A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes is as follows:

	2006	2005	2004
Expected tax benefit at 35%	$(2,403)	$(4,906)	$(6,109)
State tax benefit, net of federal benefit	(216)	(390)	(611)
Other, net	74	705	(469)
Change in valuation allowance	2,545	4,591	7,140

Total benefit (provision) for taxes	$—	$—	$(49)

        The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of January 2, 2007, January 3, 2006, and December 28, 2004 are as follows:

	2006	2005	2004
Deferred tax assets
Operating loss carryforwards	$59,990	$59,958	$57,412
Capital loss carryforwards	1,237	1,237	1,237
Accrued expenses	2,003	1,317	2,424
Allowances for doubtful accounts	193	183	893
Other assets	—	58	32
Property, plant and equipment	17,727	15,852	12,016

Total gross deferred tax asset	81,150	78,605	74,014
Less valuation allowance	(81,150)	(78,605)	(74,014)

Total deferred tax asset	$—	$—	$—

22.   SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2005	2004
	(in thousands of dollars)
Cash paid during the period for:
Interest	$16,135	$32,084	$21,166
Prepayment penalty upon redemption of $160 Million Notes	4,800	—	—
Non-cash investing and financing activities:
Non-cash option issuance	—	—	205
Non-cash purchase of equipment through capital leasing	205	33	51

23.   RELATED PARTY TRANSACTIONS

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

        Greenlight owned $35.0 million of our $160 Million Notes when we called the Notes for redemption in January 2006. The Notes were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 11.

        We entered into the Subordinated Note with Greenlight in February 2006 as further described in Note 11. The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. Total interest expense related to the Subordinated Note with Greenlight was $3.0 million for the year ended January 2, 2007.

        During the quarter ended October 3, 2006, we issued 429,645 shares of our common stock to Greenlight in connection with cashless exercises of certain warrants previously granted by us. Greenlight surrendered 56,953 shares of common stock to us in connection with such cashless exercises. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

        Leonard Tannenbaum, a director, is a limited partner and 10% owner in BET. BET purchased $7.5 million of our $160 Million Notes and Mr. Tannenbaum purchased an additional $0.5 million of our $160 Million Notes in the market. In January 2006, Mr. Tannenbaum and BET's Notes were called for redemption and were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 11.

        During the quarter ended October 3, 2006, we received consideration of $6,183 and issued 6,057 shares of our common stock in connection with the exercises of certain warrants previously granted by us to Mr. Tannenbaum and BET. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

        On December 8, 2003, we entered into a consulting agreement with Ms. Jill B. W. Sisson to provide legal, consulting and advisory services to us and to serve as General Counsel and Secretary. On December 19, 2003, Ms. Sisson was granted options to purchase 75,000 shares of common stock pursuant to the 2003 Plan. The Company subsequently granted 31,250 additional options to Ms. Sisson in 2005. Certain options vest in part, upon length of service and in part, upon the achievement of specified financial goals by us. In addition, Ms. Sisson is eligible to receive annual additional premium compensation based upon company performance and personal performance. Currently, Ms. Sisson receives $18,750 per month under this agreement. Ms. Sisson will also be reimbursed for reasonable and necessary out-of-pocket expenses. The agreement provides for non-solicitation of our employees for a year after termination of the agreement, and can be terminated by either party upon 30 days notice.

24.   PURCHASE COMMITMENTS

        We have obligations with certain of our major suppliers of raw materials (primarily frozen bagel dough and cream cheese) for minimum purchases both in terms of quantity and pricing on an annual basis. Furthermore, from time to time, we will commit to the purchase price of certain commodities that are related to the ingredients used for the production of our bagels. On a periodic basis, we review the relationship of these purchase commitments to our business plan, general market trends and our assumptions in our operating plans. If these commitments are deemed to be in excess of the market, we will expense the excess purchase commitment to cost of sales, in the period in which the shortfall is determined. The total of our future purchase obligations at January 2, 2007 was approximately $3.3 million.

25.   LITIGATION

        We are subject to claims and legal actions in the ordinary course of our business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

26.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table summarizes the unaudited consolidated quarterly results of operations for fiscal 2006 and 2005:

	Fiscal year 2006:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands of dollars, except per share amounts)
Revenue	$97,076	$97,956	$95,752	$99,178
Income from operations	$1,883	$3,170	$5,486	$10,899
Net income (loss)(a)	$(12,092)	$(1,542)	$752	$6,014
Net income (loss) per common share—Basic	$(1.20)	$(0.15)	$0.07	$0.57
Net income (loss) per common share—Diluted	$(1.20)	$(0.15)	$0.07	$0.54
Weighted average number of common shares outstanding:
Basic	10,065,072	10,171,236	10,593,085	10,596,266

Diluted	10,065,072	10,171,236	11,036,527	11,110,643

	Fiscal year 2005:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (14 wks)
	(in thousands of dollars, except per share amounts)
Revenue	$93,295	$97,113	$94,782	$103,903
Income from operations	$1,664	$1,421	$885	$5,398
Net loss	$(4,198)	$(4,283)	$(4,814)	$(723)
Net loss per common share—Basic and Diluted	$(0.43)	$(0.44)	$(0.49)	$(0.07)
Weighted average number of common shares outstanding:
Basic and Diluted	9,848,713	9,860,886	9,868,623	9,902,989

(a)
In connection with refinancing our $160 Million Notes, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium in the amount of $4.8 million during the first quarter ended 2006.

Schedule II—Valuation and Qualifying Accounts
(in thousands of dollars)

	Balance at beginning of period	Additions(a)	Deductions(b)	Balance at end of period
For the fiscal year ended December 28, 2004:
Allowance for doubtful accounts	$3,310	177	(1,012)	$2,475
Restructuring reserve	$4,073	(869)	(3,183)	$21
Valuation allowance for deferred taxes	$66,874	7,140	—	$74,014
For the fiscal year ended January 3, 2006:
Allowance for doubtful accounts	$2,475	(158)	(1,837)	$480
Restructuring reserve	$21	—	(21)	$—
Valuation allowance for deferred taxes	$74,014	4,591	—	$78,605
For the fiscal year ended January 2, 2007:
Allowance for doubtful accounts	$480	133	(108)	$505
Restructuring reserve	$—	—	—	$—
Valuation allowance for deferred taxes	$78,605	2,545	—	$81,150

Notes:

(a)
Amounts charged to costs and expenses.

(b)
Bad debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A. CONTROLS AND PROCEDURES

        An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 2, 2007. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

        During the quarter ended January 2, 2007, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to Directors required by Item 10 will be included in our 2007 Proxy Statement, which will be filed within 120 days after the close of the 2006 fiscal year, and is hereby incorporated by reference.

        Information relating to compliance with Section 16(a) required by Item 10 will included in our 2007 Proxy Statement, which will be filed within 120 days after the close of the 2006 fiscal year, and is hereby incorporated by reference.

        Information regarding executive officers is included in Part I of this Form 10-K, as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

        This information will be included in our 2007 Proxy Statement, which will be filed within 120 days after the close of the 2006 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information will be included in our 2007 Proxy Statement, which will be filed within 120 days after the close of the 2006 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information will be included in our 2007 Proxy Statement, which will be filed within 120 days after the close of the 2006 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information will be included in our 2007 Proxy Statement, which will be filed within 120 days after the close of the 2006 fiscal year, and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

        See the Index to Consolidated Financial Statements included on Page 49 for a list of the financial statements included in this Form 10-K.

(2)
Financial Statement Schedules

        See Page 87 for Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not required or are not applicable.

(3)
Exhibits

No.	Description
3.1	Restated Certificate of Incorporation(2)
3.11	Amendment to Restated Certificate of Incorporation(5)
3.12	Amendment to Restated Certificate of Incorporation(6)
3.13	Amendment to Restated Certificate of Incorporation(7)
3.14	Amendment to Restated Certificate of Incorporation(8)
3.15	Amendment to Restated Certificate of Incorporation(9)
3.16	Amendment to Restated Certificate of Incorporation(10)
3.2	Third Amended By-laws(1)
3.3	Amendments to By-laws(3)
4.1	Specimen Common Stock Certificate of Registrant(11)
4.2	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock(4)
10.1	1994 Stock Plan(1)+
10.2	Directors' Option Plan(1)+
10.3	Executive Employee Incentive Plan(13)+
10.4	Amendment to Executive Employee Incentive Plan(14)+
10.5	Stock Option Plan for Independent Directors(15)+
10.6	Amendment to Stock Option Plan for Independent Directors(16)+
10.7	Consulting Agreement between Registrant and Jill B.W. Sisson effective as of December 8, 2003(11)+
10.8
Approved Supplier Agreement dated as of November 30, 2006, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, and Harlan Bakeries, Inc. (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2)*

10.9
First Lien Credit Agreement dated January 26, 2006, among the Registrant, Bear, Stearns & Co. Inc. ("Bear Stearns"), as sole lead arranger, Wells Fargo Foothill, Inc., as administrative agent and the other lenders from time to time parties thereto(17)
10.10
Second Lien Credit Agreement dated January 26, 2006, among the Registrant; Bear Stearns, as sole lead arranger, Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders from time to time parties thereto(17)
10.11	Subordinated Credit Agreement dated January 26, 2006, among the Registrant, Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and any other lenders from time to time parties thereto(17)
10.12	New World Restaurant Group, Inc. Stock Appreciation Rights Plan(18)+
21.1	List of Subsidiaries*
23.1	Consent of Grant Thornton LLP*
31.1
Certification of Principal Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2007*
31.2
Certification of Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2007*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

*
Filed or furnished herewith.

+
Management contract.

(1)
Incorporated by reference from Registrant's Registration Statement on Form SB-2 (33-95764).

(2)
Incorporated by reference from Registrant's Current Report on Form 8-K dated September 7, 1999.

(3)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed on May 14, 2003.

(4)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as schedule 1 to annex B.

(5)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex D.

(6)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex E.

(7)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex F.

(8)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex G.

(9)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex H.

(10)
Incorporated by reference from Registrant's Schedule 14A, filed on September 10, 2003 included as annex I.

(11)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2003, filed on March 26, 2004.

(12)
Incorporated by reference from Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2004, filed on March 11, 2005.

(13)
Incorporated by reference from Registrant's Schedule 14A, filed on April 29, 2005 included as annex A.

(14)
Incorporated by reference from Registrant's Schedule 14A, filed on April 29, 2005 included as annex B.

(15)
Incorporated by reference from Registrant's Schedule 14A, filed on April 29, 2005 included as annex C.

(16)
Incorporated by reference from Registrant's Schedule 14A, filed on April 29, 2005 included as annex D.

(17)
Incorporated by reference from Registrant's Current Report on Form 8-K, filed on February 1, 2006.

(18)
Incorporated by reference from Registrant's Registration Statement on Form S-8, filed on February 20, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WORLD RESTAURANT GROUP, INC.
Date: March 7, 2007	By:	/s/ PAUL J.B. MURPHY, III Paul J.B. Murphy, III Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2007.

Signature	Title

/s/ PAUL J.B. MURPHY, III Paul J.B. Murphy, III	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ RICHARD P. DUTKIEWICZ Richard P. Dutkiewicz	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MICHAEL W. ARTHUR Michael W. Arthur	Director
/s/ E. NELSON HEUMANN E. Nelson Heumann	Director
/s/ JAMES W. HOOD James W. Hood	Director
/s/ FRANK C. MEYER Frank C. Meyer	Director
/s/ S. GARRETT STONEHOUSE, JR. S. Garrett Stonehouse, Jr.	Director
/s/ LEONARD TANNENBAUM Leonard Tannenbaum	Director