Form 10-Q
period 2007-04-03
NEW WORLD RESTAURANT GROUP INC
filed 2007-05-04
CIK 949373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2007

OR

☐                                    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27148

Einstein Noah Restaurant Group, Inc.
(formerly New World Restaurant Group, Inc.)

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

As of May 2, 2007, 10,642,227 shares of Common Stock of the registrant were outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

April 3, 2007

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 2, 2007 AND APRIL 3, 2007

(in thousands, except share information)

(unaudited)

	January 2,	April 3,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,477	$5,122
Restricted cash	2,403	2,817
Franchise and other receivables, net of allowance of $480 and $442, respectively	6,393	6,971
Inventories	4,948	4,984
Prepaid expenses and other current assets	4,529	5,336
Assets held for sale	1,144	—

Total current assets	24,894	25,230

Restricted cash long-term	284	284
Property, plant and equipment, net	33,889	35,547
Trademarks and other intangibles, net	63,806	63,806
Goodwill	4,875	4,875
Debt issuance costs and other assets, net	5,406	5,421

Total assets	$133,154	$135,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,347	$4,792
Accrued expenses	25,855	25,042
Short term debt and current portion of long-term debt	3,605	4,080
Current portion of obligations under capital leases	76	80

Total current liabilities	32,883	33,994

Senior notes and other long-term debt	166,556	166,112
Obligations under capital leases	124	103
Other liabilities	8,822	8,660
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 2,000,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000

Total liabilities	265,385	265,869

Commitments and contingencies

Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 10,596,419 and 10,612,227 shares issued and outstanding	11	11
Additional paid-in capital	176,797	177,190
Accumulated deficit	(309,039)	(307,907)

Total stockholders’ deficit	(132,231)	(130,706)

Total liabilities and stockholders’ deficit	$133,154	$135,163

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FIRST QUARTERS ENDED APRIL 4, 2006 AND APRIL 3, 2007

(in thousands, except earnings per share and related share information)

(unaudited)

	April 4,	April 3,
	2006	2007
Revenues:
Company-owned restaurant sales	$90,580	$89,115
Manufacturing and commissary revenue	5,273	5,818
License and franchise revenue	1,223	1,322

Total revenues	97,076	96,255

Cost of sales:
Company-owned restaurant costs	73,526	71,332
Manufacturing and commissary costs	5,005	5,422

Total cost of sales	78,531	76,754

Gross profit	18,545	19,501

Operating expenses:
General and administrative expenses	10,561	10,731
Depreciation and amortization	6,004	2,419
Loss on sale, disposal or abandonment of assets, net	21	374
Impairment charges and other related costs	76	19

Income from operations	1,883	5,958
Other expense:
Interest expense, net	5,209	4,789
Prepayment penalty upon redemption of $160 Million Notes	4,800	—
Write-off of debt issuance costs upon redemption of $160 Million Notes	3,956	—
Other, net	10	—

Income (loss) before income taxes	(12,092)	1,169
Provision for income taxes	—	37

Net income (loss)	$(12,092)	$1,132

Net income (loss) per common share — Basic	$(1.20)	$0.11
Net income (loss) per common share — Diluted	$(1.20)	$0.10

Weighted average number of common shares outstanding:
Basic	10,065,072	10,605,626
Diluted	10,065,072	11,136,699

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIRST QUARTERS ENDED APRIL 4, 2006 AND APRIL 3, 2007

(in thousands)

(unaudited)

	April 4,	April 3,
	2006	2007
OPERATING ACTIVITIES:
Net income (loss)	(12,092)	1,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,004	2,419
Stock based compensation expense	216	331
Loss on disposal of assets, net of gains	21	374
Impairment charges and other related costs	76	19
Provision for losses on accounts receivable, net	128	26
Amortization of debt issuance and debt discount costs	227	201
Write-off of debt issuance costs	3,956	—
Paid-in-kind interest	—	487
Changes in operating assets and liabilities:
Franchise and other receivables	396	540
Accounts payable and accrued expenses	1,732	2,358
Other assets and liabilities	(528)	(1,450)

Net cash provided by operating activities	136	6,437

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,559)	(6,228)
Proceeds from the sale of equipment	48	32

Net cash used in investing activities	(2,511)	(6,196)

FINANCING ACTIVITIES:
Proceeds from line of credit	11	—
Repayments of line of credit	(11)	—
Payments under capital lease obligations	(4)	(17)
Repayment of notes payable	(160,000)	—
Borrowings under First Lien	80,000	—
Repayments under First Lien	—	(475)
Borrowings under Second Lien	65,000	—
Borrowings under Subordinated Note	24,375	—
Proceeds upon stock option exercises	—	62
Debt issuance costs	(4,705)	—
Costs incurred with proposed offering of our common stock	—	(166)

Net cash provided by (used in) financing activities	4,666	(596)

Net increase (decrease) in cash and cash equivalents	2,291	(355)
Cash and cash equivalents, beginning of period	1,556	5,477
Cash and cash equivalents, end of period	$3,847	$5,122

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE FIRST QUARTER ENDED APRIL 3, 2007

(in thousands, except share information)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Amount	Total

Balance, January 2, 2007	10,596,419	$11	$176,797	$(309,039)	$(132,231)
Net income	—	—	—	1,132	1,132
Common stock issued upon stock option exercise	15,808	—	62	—	62
Stock based compensation expense	—	—	331	—	331

Balance, April 3, 2007	10,612,227	$11	$177,190	$(307,907)	$(130,706)

The accompanying notes are an integral part of this consolidated financial statement.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

For the First Quarters ended April 4, 2006 and April 3, 2007

1.              Basis of Presentation

The consolidated financial statements of Einstein Noah Restaurant Group, Inc. (formerly New World Restaurant Group, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of April 3, 2007, the Company owns, franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

The consolidated financial statements as of April 3, 2007 and for the first quarters ended April 4, 2006 and April 3, 2007 have been prepared without audit. The balance sheet information as of January 2, 2007 has been derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 2, 2007. We believe that the disclosures are sufficient for interim financial reporting purposes.

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

Our stock-based compensation cost for the first quarters ended April 4, 2006 and April 3, 2007 was $216,000 and $331,000, respectively and has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (SARs) are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	First quarter ended:
	April 4,	April 3,
	2006	2007
Expected life of options from date of grant	4.0 years	4.0 years
Risk-free interest rate	4.35%	4.73%
Volatility	100.0%	97.0%
Assumed dividend yield	0.0%	0.0%

The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility. We have not historically paid any dividends and are currently precluded from doing so under our debt covenants.

Stock Plans

1994 and 1995 Plans

Our 1994 Stock Plan (1994 Plan) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. At April 3, 2007, options to purchase 17 shares of common stock at an exercise price of $210.71 per share and a remaining contractual life of 0.23 years remained outstanding under this plan.

Our 1995 Directors’ Stock Option Plan (Directors’ Option Plan) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors’ Option Plan. At April 3, 2007, options to purchase 2,324 shares of common stock at a weighted average exercise price of $32.43 per share and a weighted average remaining contractual life of 5.41 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, as amended on December 19, 2003, March 1, 2005 and April 24, 2007 (2003 Plan). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 2,000,000 shares reserved for issuance pursuant to options granted under the 2003 Plan. Options generally are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and performance conditions. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 233,776 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. Excluding 850,000 additional shares that have been reserved as a result of the April 24, 2007 amendment to the 2003 Plan, as of April 3, 2007, there were 57,352 shares reserved for future issuance under the 2003 Plan.

In February 2007, we granted options to purchase 124,250 shares of our common stock relating to a proposed public offering as further described in Note 14. The option awards will vest upon closing of the offering, contingent upon completion before December 31, 2007. We will recognize approximately $470,000 in stock-based compensation expense over the requisite service period which commences on the date of grant and concludes on the date of vesting.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, as amended on March 1, 2005 and February 28, 2007 (2004 Directors’ Plan). Our board of directors may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 300,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. Excluding 100,000 additional shares that have been reserved as a result of the February 28, 2007 amendment to the 2004 Directors’ Plan, as of April 3, 2007, there were 14,192 shares reserved for future issuance under the 2004 Directors’ Plan.

Stock Appreciation Rights Plan

On February 17, 2007, our board of directors adopted the Stock Appreciation Rights Plan (SAR Plan). The SAR Plan provides for granting stock appreciation rights to employees. Unless terminated sooner, the SAR Plan will terminate automatically on March 31, 2012. The board of directors has the authority to amend, modify or terminate the SAR Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel, provided that, with limited exception, no modification will adversely affect outstanding rights. There are 150,000 shares issuable pursuant to stock appreciation rights granted under the SAR Plan. On February 20, 2007, we granted 133,000 rights under the SAR Plan. The rights were subject to certain conditions and as of April 3, 2007, those conditions have been satisfied with respect to 81,250 rights.

The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant. The rights expire upon the earlier of termination date of the SAR Plan or termination of employment and typically vest over a two-year service period. Generally, 50% of rights granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of rights granted vest based on performance conditions. Rights to approximately 40,625 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We will recognize compensation costs for performance based stock appreciation rights over the requisite service period when conditions for achievement become probable. Rights that do not vest are forfeited.

James W. Hood Stock Award Agreement

On May 3, 2007, our board of directors adopted the James W. Hood Stock Award Agreement (the Stock Award Plan).  The Stock Award Plan provides for the issuance of 22,000 shares of our common stock to Mr. Hood as inducement for accepting employment with us as our Chief Marketing Officer. The common stock award includes 7,333 shares that have no restrictions, 7,333 shares that become unrestricted on the first anniversary and 7,334 shares that become unrestricted on the second anniversary of the date of grant; provided that Mr. Hood is continuously employed by us on those dates.

Stock Option Plan Activity

Transactions during the first quarter ended April 3, 2007 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	Options	Price	Value	Value	Life (Years)
Outstanding, January 2, 2007	993,707	$3.79
Granted	256,458	$7.75
Exercised	(15,808)	$3.95
Forfeited	(17,853)	$4.58
Outstanding, April 3, 2007	1,216,504	$4.61	$3.24	$7,468,300	7.31
Exercisable and Vested, April 3, 2007	634,739	$3.71	$2.61	$4,466,058	6.02

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 2, 2007	370,045	$2.81
Granted	256,458	$5.41
Vested	(26,885)	$3.11
Forfeited	(17,853)	$3.21
Non-vested shares, April 3, 2007	581,765	$3.93

Stock Appreciation Rights Plan Activity

Transactions during the first quarter ended April 3, 2007 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	Rights	Price	Value	Value	Life (Years)
Outstanding, January 2, 2007	—	$—
Granted	81,250	$8.00
Exercised	—	$—
Forfeited	—	$—
Outstanding, April 3, 2007	81,250	$8.00	$5.59	$223,438	4.89
Exercisable and Vested, April 3, 2007	—	$—	$—	$—	—

At April 3, 2007, we have approximately $1.4 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 9.1 months. Total compensation costs related to the non-vested awards outstanding as of April 3, 2007 will be fully recognized by second quarter of fiscal 2010, which represents the end of the requisite service period.

3.              Supplemental Cash Flow Information

	April 4,	April 3,
	2006	2007
	(in thousands of dollars)
Cash paid during the year to date period ended:
Interest	$3,570	$4,186
Prepayment penalty upon redemption of $160 Million Notes	$4,800	$—
Income taxes	$—	$—

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$141	$—

4.              Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 2,	April 3,
	2007	2007
	(in thousands of dollars)
Finished goods	$3,835	$3,764
Raw materials	1,113	1,220
Total inventories	$4,948	$4,984

5.              Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of April 3, 2007, intangible assets of $63,806 were not subject to amortization and consisted primarily of the Einstein Bros. and Manhattan Bagel trademarks.

During the first quarters ended April 4, 2006 and April 3, 2007, there were no events or changes in circumstances that indicated that our intangible assets might be impaired or may not be recoverable.

6.              Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following:

	January 2,	April 3,
	2007	2007
	(in thousands of dollars)
$80 Million First Lien Term Loan	$78,575	$78,100
$65 Million Second Lien Term Loan	65,000	65,000
$25 Million Subordinated Note	26,026	26,532
New Jersey Economic Development Authority Note Payable	560	560
	$170,161	$170,192
Less current portion of senior notes and other long-term debt	3,605	4,080
Senior notes and other long-term debt	$166,556	$166,112

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

Revolving Facility

The Revolving Facility has a maturity date of March 31, 2011 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease up to 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% or LIBOR plus 3.00%. This facility may be used in whole or in part for letters of credit.  As of April 3, 2007, the stated interest rate under the Revolving Facility was at prime plus 2.00%, or 10.25%.

In the event that we have not extended the maturity date of the Mandatorily Redeemable Series Z Preferred Stock (Series Z) to a date that is on or after July 26, 2012 or redeemed the Series Z by December 30, 2008, then the Revolving Facility will mature on December 30, 2008.

We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our consolidated leverage ratio with a minimum and maximum applicable margin of 2.75% and 3.25%, respectively, plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At April 3, 2007, we had $6.7 million in letters of credit outstanding. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the Revolving Facility was $8.3 million at April 3, 2007.

The Revolving Facility contains usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The Revolving Facility and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of April 3, 2007, we were in compliance with all our financial and operating covenants.

Approximately $0.4 million in debt issuance costs have been capitalized and are being amortized using the straight-line method over the term of the Revolving Facility.

First Lien Term Loan

The First Lien Term Loan has a maturity date of March 31, 2011 and provides for a floating interest rate based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease 0.25% based upon our consolidated leverage ratio as defined in the agreement. The initial margin is at prime plus 2.00% and/or LIBOR plus 3.00% and is payable in arrears quarterly and/or at the LIBOR date, dependent upon the rate in effect. As of April 3, 2007, the stated interest rate under the First Lien Term Loan was 8.39%, which represents a weighted average of 6-Month LIBOR plus 3.00%, or 8.39%, 3-Month LIBOR plus 3.00%, or 8.35%, and prime plus 2.00%, or 10.25%. The effective interest rate during the first quarter ended April 3, 2007 was 9.06%.  The facility is fully amortizing with annual aggregate principal reductions payable in quarterly installments over the term of the loan as follows:

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

The First Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The First Lien Term Loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of April 3, 2007, we were in compliance with all our financial and operating covenants.

Approximately $2.2 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the First Lien Term Loan.

Second Lien Term Loan

The Second Lien Term Loan has a maturity date of February 28, 2012 and provides for a floating interest rate based upon the prime rate plus 5.75% or LIBOR plus 6.75%. Interest is payable in arrears on a quarterly basis. As of April 3, 2007, the stated interest rate under the Second Lien Term Loan was at LIBOR plus 6.75%, or 12.21% and the effective interest rate during the first quarter ended April 3, 2007 was 12.69%.  The Second Lien Term Loan has a prepayment penalty of 2.0% and 1.0% of the amount of any such optional prepayment that occurs prior to the first or second anniversary date, respectively. The Second Lien Term Loan requires principal reductions based upon a percentage of excess cash flow (as defined in the credit agreement) in any fiscal year and is also subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2012 or redeemed the Series Z by March 30, 2009, then the Second Lien Term Loan will mature on March 30, 2009.

The Second Lien Term Loan has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated EBITDA calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The Second Lien Term Loan and the related guarantees are secured by a second priority security interest in all our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of April 3, 2007, we were in compliance with all our financial and operating covenants.

Approximately $1.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Second Lien Term Loan.

Subordinated Note

The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in-kind interest that is added to the principal balance outstanding at 7.25%. As of April 3, 2007, the effective interest rate during the first quarter ended April 3, 2007 was 13.94%. The Subordinated Note is held by Greenlight Capital L.L.C. and its affiliates (collectively referred to as “Greenlight”). Based on an original issue discount of 2.5%, proceeds of approximately $24.4 million were loaned to the Company. The Subordinated Note is subject to certain mandatory prepayment provisions. In the event that we have not extended the maturity date of the Series Z to a date that is on or after July 26, 2013 or redeemed the Series Z by June 29, 2009, then the Subordinated Note will mature on June 29, 2009.

The Subordinated Note has usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The loan is guaranteed by our material subsidiaries.   The Subordinated Note is unsecured.  As of April 3, 2007, we were in compliance with all our financial and operating covenants.

Approximately $0.7 million in debt issuance costs have been capitalized and are being amortized using the effective interest method over the term of the Subordinated Note. The debt discount of $625,000 is accretive to the Subordinated Note and is amortized to interest expense using the effective interest method over the term of the Subordinated Note.

New Jersey Economic Development Authority Note Payable

In December 1998, Manhattan Bagel entered into a note payable in the principal amount of $2,800,000 with the New Jersey Economic Development Authority (“NJEDA”) at an interest rate of 9% per annum. Principal is paid annually and interest is paid quarterly. The note matures on December 1, 2008 and is secured by the assets of Manhattan Bagel.

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the January 2, 2007 and April 3, 2007 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

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

The following table summarizes the weighted average number of common shares outstanding, and the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Quarter ended:
	April 4,	April 3,
	2006	2007
	(in thousands of dollars, except share and per share data)
Net income (loss) (a)	$(12,092)	$1,132

Basic weighted average shares outstanding (b)	10,065,072	10,605,626
Dilutive effect of stock options and SARs	—	531,073
Diluted weighted average shares outstanding (c)	10,065,072	11,136,699
Basic earnings (loss) per share (a)/(b)	$(1.20)	$0.11
Diluted earnings (loss) per share (a)/(c)	$(1.20)	$0.10

Antidilutive stock options, SARs and warrants	1,750,941	382,404

8.              Income Taxes

As of April 3, 2007, net operating loss carryforwards of $153.7 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. Our ability to utilize our net operating losses, including those that are not currently subject to limitation, could be limited or further limited in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.

Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon the generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. As we move closer toward achieving net income for a full year, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

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

On January 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Previously, we accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recorded a reduction of approximately $1.8 million of the gross deferred tax asset and a corresponding reduction of the valuation allowance.  There was no net effect to the financial statements and none of the unrecognized tax benefits will impact our effective tax rate.

The income tax uncertainties relate to periods in which net operating losses were generated. Upon adoption of Interpretation 48, the net operating loss carryforwards were reduced and thus no tax liability was recorded.  Additionally, we maintain a full valuation allowance against our net deferred tax assets.  Therefore, our valuation allowance was correspondingly reduced by $1.8 million. Of the $1.8 million reduction in gross deferred tax assets, we believe it is reasonably possible that approximately $1.5 million of the unrecognized tax benefits will become highly certain when Forms 3115, Application for Change in Accounting Method are filed before year-end.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We remain subject to examination by U.S. federal, state and local tax authorities for tax years 2003 through 2006. With a few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2002 and prior.

9.              Impairment Charges and Other Related Costs

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

During the first quarters ended April 4, 2006 and April 3, 2007, we recorded $76,000 and $19,000, respectively in impairment charges and other related costs.

10.       Litigation and Contingencies

We are subject to claims and legal actions in the ordinary course of our business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe that any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. Minimum future rental payments remaining under these leases were approximately $0.6 million as of April 3, 2007. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

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

11.       Assets Held for Sale

As of January 2, 2007, certain manufacturing equipment was located at the plant of Harlan Bakeries, Inc. (Harlan), our frozen bagel dough supplier. In late 2006, we were notified of Harlan’s intent, under the terms of the contract, to purchase the equipment and we agreed to sell the equipment to Harlan for $1.1 million. The assets were classified as held for sale on the consolidated balance sheet as of January 2, 2007. The assets were sold to Harlan in the first quarter of 2007 and the note receivable was paid in the second quarter of 2007.

12.       Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are still in the process of evaluating SFAS No. 157 and are not able to estimate the impact of adoption to our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our consolidated financial statements.

13.       Related Party Transactions

E. Nelson Heumann is the chairman of our board of directors and is a current employee of Greenlight Capital, Inc.  Greenlight and its affiliates beneficially own approximately 94% of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our company occurs.

Greenlight owned $35.0 million of our $160 Million Notes when we called the Notes for redemption in January 2006. The Notes were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 6.

We entered into the Subordinated Note with Greenlight in February 2006 as further described in Note 6. The Subordinated Note has a maturity date of February 28, 2013, carries a fixed interest rate of 13.75% per annum and requires a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in-kind interest that is added to the principal balance outstanding at 7.25%. Total interest expense related to the Subordinated Note with Greenlight was $3.0 million for the year ended January 2, 2007 and $0.9 million for the first quarter ended April 3, 2007.

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

On December 8, 2003, we entered into a consulting agreement with Jill B.W. Sisson to provide legal, consulting and advisory services to us and to serve as our General Counsel and Secretary. Pursuant to the agreement, Ms. Sisson is eligible to receive stock options to purchase shares of our common stock. Ms. Sisson also receives an annual compensation based upon company performance and personal performance, subject to an annual adjustment, and is reimbursed for reasonable and necessary out-of-pocket expenses. The agreement provides for non-solicitation of company employees for a year after termination of the agreement, and can be terminated by either party upon 30 days’ notice.

14.       Subsequent Events

On April 10, 2007, we filed a registration statement on Form S-1 with the SEC relating to a proposed public offering of up to $125 million of our common stock. Application has been made to list our common stock on the Nasdaq Global Market under the symbol “BAGL.” These securities may not be sold nor may offers to buy these securities be accepted prior to the time the registration statement becomes effective. The number of shares to be offered and the price range for the offering have not been determined. We will use the proceeds of the offering to pay down our existing indebtedness.

Concurrently with our proposed public offering of common stock, we intend to amend our existing Revolving Facility and our existing First Lien Term Loan and to pay off in full our existing Second Lien Term Loan as well as our existing Subordinated Note held by Greenlight.  On April 27, 2007, we signed a commitment letter for this amendment or, if an amendment is not possible, a new $90.0 million senior secured credit facility.  Pursuant to the amendment, we expect to increase the amount of our Revolving Facility to $20.0 million and decrease the amount of our term loan to a principal amount of $70.0 million or less.  Both the amended Revolving Facility and the amended term loan are expected to have new five-year terms and will continue to be secured by substantially all of our assets and guaranteed by all of our subsidiaries. The commitment letter provides for the loans to bear interest in a range from 1.75% to 2.25% for LIBOR loans and in a range from 0.75% to 1.25% for base rate loans, depending on our consolidated leverage ratio.  A portion of the Revolving Facility will be available for letters of credit. We expect that the amended term loan will require mandatory prepayments in certain circumstances that are similar to our existing First Lien Term Loan and will contain customary events of default.

In addition, we have obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57.0 million which may be used by us, if needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock which is not due until June 2009.

The closing of the proposed offering of our common stock is not conditioned on the amendment of our existing indebtedness.  The commitment from our lender for this amendment or new credit facility (as applicable) is contingent upon negotiation of definitive loan documentation and other normal and customary conditions.

On May 3, 2007, we hired James W. Hood, a director, as our Chief Marketing Officer at an annual salary of $250,000. Mr. Hood is also eligible to receive a bonus based upon company performance and personal performance.  Mr. Hood was granted options to purchase 125,000 shares of common stock pursuant to the 2003 Plan, which vest over three years in part upon length of service and in part upon the achievement of specific financial goals by the Company.  Mr. Hood was also awarded 22,000 shares of common stock consisting of 7,333 which have no restrictions, 7,333 shares which become unrestricted on the first anniversary and 7,334 shares become unrestricted on the second anniversary of the date of grant; provided that Mr. Hood is continuously employed by us on those dates.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis supplements the management’s discussion and analysis in our Annual Report on Form 10-K for the year ended January 2, 2007 and presumes that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward looking statements.

Critical Accounting Policies and Estimates

On January 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of SFAS No. 109 and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we recorded a reduction of approximately $1.8 million of the gross deferred tax asset.  There was no effect to the financial statements due to the recording of a full valuation allowance.

There were no other material changes in our critical accounting policies since the filing of our 2006 Form 10-K. As discussed in our 2006 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Company Overview

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. We have approximately 600 restaurants in 36 states and the District of Columbia under the Einstein Bros. Bagels, Noah’s New York Bagels and Manhattan Bagel brands. As a leading fast-casual restaurant chain, our restaurants specialize in high quality foods for breakfast, lunch and afternoon snacks in a café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants in 33 states and the District of Columbia, Noah’s restaurants in three states on the West Coast and Manhattan Bagel restaurants concentrated in the Northeast. Our Einstein Bros. and Noah’s restaurants are company-owned or licensed, while Manhattan Bagel restaurants are predominantly franchised.

Our product offerings include fresh bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and an assortment of snacks. Our manufacturing and commissary operations prepare and assemble consistent, high quality ingredients that are delivered fresh to our restaurants through our network of independent distributors.

On May 3, 2007, we changed our name from New World Restaurant Group, Inc. to Einstein Noah Restaurant Group, Inc.

Public Offering of Our Common Stock

On April 10, 2007, we filed a registration statement on Form S-1 with the SEC relating to a proposed public offering of up to $125 million of our common stock. Application has been made to list our common stock on the Nasdaq Global Market under the symbol “BAGL.” These securities may not be sold nor may offers to buy these securities be accepted prior to the time the registration statement becomes effective. The number of shares to be offered and the price range for the offering have not been determined. We will use the proceeds of the offering to pay down our existing indebtedness.

Current Restaurant Base

As of April 3, 2007, we owned and operated, franchised or licensed 597 restaurants. Our current base of company-owned restaurants under our core brands includes 336 Einstein Bros. restaurants and 74 Noah’s restaurants. Also, we franchise 79 Manhattan Bagel restaurants and license/franchise 97 Einstein Bros. restaurants and three Noah’s restaurants. In addition, we have eight restaurants which we operate/franchise under our non-core brands.

Our company-owned restaurants vary in their unit volume, profitability and recent comparable store sales performance. As of January 2, 2007, we had 96 restaurants that generated an average annual unit volume (AUV) in excess of $1.0 million. These restaurants have an AUV of approximately $1.2 million and an average gross profit of $342,000. In the aggregate, these restaurants contribute approximately 31.6% of total restaurant sales and 44.7% of total restaurant operating profit. Since 2003, as part of our efforts to improve financial performance, we completed a thorough evaluation of our restaurant base. At the end of 2003, we had 735 restaurants across 33 states and the District of Columbia. Since that time through April 3, 2007, we have closed 66 company-owned restaurants and 155 licensed and franchised restaurants. Most of our closed company-owned restaurants were either located in inferior real estate locations, had an AUV below $550,000 or were unprofitable or marginally profitable. Substantially all of the franchised restaurants that were closed either:

• Involved the failure of the franchisee to conform with the requirements of the franchise agreement;

• Were geographically located outside Manhattan Bagel’s core market; or

• Were restaurants operating under our non-core brands, Chesapeake Bagel Bakery and New World Coffee.

The following table includes only restaurants that have been open for at least one full year as of January 2, 2007, and have not been relocated or closed during fiscal 2006. It summarizes our improving financial performance since 2003 by reporting company-owned restaurants by sales level and the related revenue (in thousands of dollars) and gross margin percentage:

	Fiscal 2004			Fiscal 2005			Fiscal 2006
	Number of	Net	Gross	Number of	Net	Gross	Number of	Net	Gross
Sales Level:	Restaurants	Revenue	Margin	Restaurants	Revenue	Margin	Restaurants	Revenue	Margin
greater than $1,000	60	$70,000	26.7%	81	$96,700	27.9%	96	$115,000	28.5%
$900 - $1,000	35	$33,300	23.7%	53	$50,100	22.4%	57	$54,300	23.2%
$800 - $900	68	$57,700	19.9%	78	$66,300	19.0%	76	$64,600	19.7%
$700 - $800	89	$66,900	16.6%	83	$62,400	15.5%	73	$55,200	16.7%
$600 - $700	98	$63,800	12.2%	82	$52,700	11.2%	72	$46,700	12.6%
less than $600	95	$49,600	5.2%	54	$28,100	2.8%	35	$18,700	4.8%
Totals	445	$341,300	17.5%	431	$356,300	18.9%	409	$354,500	20.9%

As of April 3, 2007, we have identified approximately 20 company-owned restaurants that we anticipate closing over the next three years as their leases expire. Generally, these restaurants have an AUV of approximately $550,000 or less and contribute negligible cash flow.

We have recently implemented a number of initiatives in an effort to drive sales and improve profitability, including quality service checklists, secret shopper inspections, improved ordering systems and enhanced training programs. These initiatives have led to our positive comparable store sales over the past ten quarters, which reversed a two-year negative trend. In addition, we have started to upgrade restaurants where we have the opportunity to improve sales. The upgrades are intended to provide superior merchandising, enhance our guests’ experience and increase the speed of service while maintaining the neighborhood feel of the restaurants. We are upgrading our Einstein Bros. restaurants based on sales volume, demographic traits and the related cost of the upgrade. Only those restaurants that offer the potential for a superior return on investment are considered for an upgrade. We anticipate the costs of upgrades in the future to approximate $100,000 per restaurant.

New Restaurant Openings

Using the knowledge gained from our upgrade program, we plan to pursue a measured approach to new company-owned restaurant openings. During 2004, 2005 and 2006, we opened four, four and five new company-owned restaurants, respectively. Our ability to open new restaurants during those years was limited by the capital expenditure restrictions of the debt agreements in place at that time. Our current plan is to open new company-owned restaurants in existing markets where we have an established brand name. Our site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures.

For Einstein Bros., we have targeted Atlanta, Chicago, Las Vegas, Phoenix, and various cities in Florida for development. For Noah’s, we intend to focus our development efforts on Portland, Seattle and various cities in California. In 2007, we plan to open approximately 11 to 15 new company-owned restaurants. As of April 3, 2007, we have opened one new Noah’s location located in Portland, Oregon. We are in the process of identifying new restaurant sites for 2008 to ensure that we achieve our development goals.

The following table details our restaurant openings and closings for each respective period:

	First Quarter Activity
	Fiscal	Fiscal
	2006	2007
Einstein Bros.
Company-owned beginning balance	360	341
Opened restaurants	1	—
Closed restaurants	(3)	(5)
Company-owned ending balance	358	336

Licensed beginning balance	67	93
Opened restaurants	3	4
Closed restaurants	(1)	—
Licensed ending balance	69	97

Noah’s
Company-owned beginning balance	73	73
Opened restaurants	—	1
Closed restaurants	(1)	—
Company-owned ending balance	72	74

Licensed beginning balance	3	3
Opened restaurants	—	—
Closed restaurants	—	—
Licensed ending balance	3	3

Manhattan
Franchised beginning balance	109	80
Opened restaurants	2	—
Closed restaurants	(4)	(1)
Franchised ending balance	107	79

Non-Core Brands
Company-owned beginning balance	2	2
Opened restaurants	—	—
Closed restaurants	—	—
Company-owned ending balance	2	2

Franchised beginning balance	12	6
Opened restaurants	—	—
Closed restaurants	(2)	—
Franchised ending balance	10	6

Consolidated Total
Total beginning balance	626	598
Opened restaurants	6	5
Closed restaurants	(11)	(6)
Total ending balance	621	597

Our Sources of Revenue

Company-Owned Restaurant Sales

Approximately 93% of our revenue is generated by restaurant sales at our Einstein Bros. and Noah’s company-owned restaurants. Restaurant sales also include catering sales where the food is prepared at the restaurant and either delivered to or held for pick-up by the guest. The principal factors that affect our restaurant sales in the aggregate are:

•              the number of restaurants in operation for the period;

•              the AUV of the restaurants; and

•              the change in comparable store sales.

Manufacturing and Commissary Revenue

Approximately 5% to 6% of our total revenue is generated by our manufacturing and commissary operations. Our manufacturing revenue is primarily derived from the sale of frozen bagel dough to our franchisees, licensees and third party accounts. Our commissaries generate revenue from the sale of sliced meats (turkey, ham and beef), dairy products (cheese), and pre-portioned salad kits to our licensees. Additionally, our commissaries sell bagels, cream cheese, salad toppers and salads through various supplier relationships, typically with conventional grocery stores as the customer. These products are sold either through a private label program or under the Einstein Bros. or Noah’s brand.

The principal factors affecting manufacturing and commissary revenue are:

•                                          the number of licensed and franchised restaurants that purchase frozen bagel dough and commissary products from us;

•                                          sales of our products in existing licensed and franchised restaurants; and

•                                          sales to third parties, including conventional grocery chains and warehouse clubs.

License and Franchise Revenue

License and franchise revenue consists of a license or franchise fee at the execution of the agreement and ongoing royalty payments based on a percentage of the restaurant’s gross sales. Our costs associated with licensing and franchising are minimal compared with the costs associated with company-owned restaurants. Approximately 1% to 2% of our total revenue is generated from these fees. The principal factors affecting license and franchise revenue are the number of licensed and franchised restaurants as well as the level of sales at those restaurants.

Our Primary Expenses

Company-Owned Restaurant Expenses

Food, Beverage and Packaging Costs. Food, beverage and packaging costs are the largest expense elements at our company-owned restaurants. The most important factor that affects the cost of these products is the underlying cost of the agricultural commodities such as flour, butter, cheese, coffee, turkey and other products. In order to mitigate the impact of rising commodity costs, our suppliers enter into agreements to fix the cost of these products for a specified period of time that is generally one year or less. We do not engage in the practice of buying futures contracts and therefore we do not have derivative accounting. Packaging and distribution costs are primarily affected by the cost of oil because petroleum-based material is often used to manufacture certain packaged products; the cost of diesel fuel affects distribution costs. Although we have generally been able to increase our retail prices at our company-owned restaurants to offset the increased costs of these items, we may not be able to do so in the future.

Compared to 2006, we expect most of our food costs that are commodity-based to either remain relatively stable or decrease slightly during 2007. Flour represents the most significant raw ingredient we purchase and we believe the supply of wheat is strong at this time and thus the cost of wheat will decline in 2007. However, there can be no assurance that we will benefit from a decline in the cost of any of the commodity-based products that we purchase.

Most of the fresh produce that we purchase, such as lettuce and tomatoes, is subject to normal market fluctuations. We purchase substantially all of our orange juice from a single supplier, which has production in Arizona, California and Florida. During 2006, when citrus orchards in California experienced adverse weather conditions, we were not significantly affected because of our supplier’s multiple sources of production. We have locked in our prices for orange juice for 2007 with this supplier. Accordingly, while the cost of oranges and orange related products is generally increasing by approximately 30%, we expect that our cost for orange juice will only slightly increase compared to 2006.

In late 2006, we negotiated contract terms with two new distributors. In early 2007, these new distributors began delivering products to our company-owned, licensed and franchised restaurants in the respective geographic regions. Currently, the new distributors are providing a higher level of services at a lower cost for our company-owned restaurants. However, there is no assurance that the new distributors will continue to perform as we expect, or that their cost structure will continue to provide for the cost savings that we anticipate.

Compensation Costs. Compensation costs reflect the hourly wages, salary, bonus, taxes and insurance that we pay our associates at each restaurant. Compensation costs tend to vary by geographic region based upon the labor market, local minimum wages, and the supply and demand of workers. Also, compensation costs tend to be semi-variable in nature and increase or decrease somewhat based upon units produced.

There is significant competition for personnel and limited availability in the labor pool. In most of the states in which we operate, increases in state minimum hourly wage rates became effective January 1, 2007. Accordingly, we anticipate increases in hourly wages during 2007. We continue to make improvements in labor efficiencies that may help to offset a portion of the increases in labor costs.

Other Operating Costs. Other operating costs consist of utilities, restaurant and other supplies, repairs and maintenance, laundry and uniforms, bank charges and other costs related to the operation of company-owned restaurants. Certain of these costs generally tend to be fixed in nature and are only modestly impacted by changes in the volume of products sold. Utilities, distribution costs and other expenses impacted by fuel price fluctuations are not fixed and are contingent upon contract rates negotiated by third parties outside of our control. Many of our contracts are re-priced quarterly based on the prior quarter’s market fluctuations resulting in a delayed effect upon our operating costs. During 2005 and part of 2006, due to the increase in the cost of diesel fuel, our distributors and common freight carriers passed on fuel surcharges to us. During periods of uncertainty and significant market fluctuations, we cannot be certain of the impact on our future operating results. If we are unable to leverage cost increases with operating efficiencies or price increases, it may negatively impact our operating results. Conversely, decreases in fuel prices will positively impact our utilities, distribution costs and other related expenses.

Facility, Marketing and Other Costs. Facility, marketing and other costs include rent, common area costs, property taxes and insurance, liability insurance, delivery fees and allocated marketing expenses. We exclude depreciation and amortization expense from company-owned restaurant expenses. Changes in these costs are generally the result of changes in our rent and other related facility costs. Accordingly, these costs are predominantly fixed in nature and are modestly impacted by changes in the volume of products sold.

Certain states and local governments have increased both the rate and nature of taxes on businesses in their regions. These increased taxes include real estate and property taxes, state and local income taxes, and various employment taxes.

Manufacturing and Commissary Costs

Manufacturing costs are comprised of raw materials such as flour, dairy products and meats, compensation costs and the related taxes and employee benefits, rents, supplies and repairs and maintenance. These costs are directly related to the manufacturing revenue they produce. Some of the raw materials used are commodity-based products and are subject to the same market fluctuations previously mentioned. We purchase certain raw materials under volume-based pricing agreements and, as manufacturing production increases, we experience more favorable pricing arrangements. Fixed overhead costs, such as rent, utilities, property taxes and manager salaries, are proportionately allocated based on total units produced. Operating results from our manufacturing operations consist of third party sales whose profitability can be significantly impacted by the allocation of fixed overhead costs. Results can also be negatively impacted by rapidly increasing variable costs until such time as we are able to pass increased costs to our consumers.

General and Administrative Expenses

General and administrative expenses include corporate and administrative functions that support our company-owned restaurants as well as our manufacturing and license and franchise operations. These costs include employee wages, taxes and related benefits, travel costs, information systems, recruiting and training costs, corporate rent, and general insurance costs.

Depreciation and Amortization

Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets. The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2007 will be approximately $12.0 million.

Consumer Spending Habits and Impact of Inflation

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. In particular, the effects of higher energy costs, an increase in minimum balances payable on consumer debt and increasing interest rates, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

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

	First quarter ended: (in thousands of dollars)		Increase (Decrease)	First quarter ended: (percent of total revenue)
	April 4,	April 3,	2006	April 4,	April 3,
	2006	2007	vs. 2007	2006	2007
Revenues:
Company-owned restaurant sales	$90,580	$89,115	(1.6)%	93.3%	92.6%
Manufacturing and commissary revenue	5,273	5,818	10.3%	5.4%	6.0%
License and franchise revenue	1,223	1,322	8.1%	1.3%	1.4%
Total revenues	97,076	96,255	(0.8)%	100.0%	100.0%

Cost of sales (percentage of corresponding revenue stream):
Food, beverage and packaging costs	27,298	26,274	(3.8)%	30.1%	29.5%
Compensation costs	27,532	26,606	(3.4)%	30.4%	29.9%
Other operating costs	8,494	8,771	3.3%	9.4%	9.8%
Facility, marketing and other costs	10,202	9,681	(5.1)%	11.3%	10.9%
Total company-owned restaurant expenses:	73,526	71,332	(3.0)%	81.2%	80.0%
Manufacturing and commissary costs	5,005	5,422	8.3%	94.9%	93.2%
Total cost of sales	78,531	76,754	(2.3)%	80.9%	79.7%

Gross profit (percentage of corresponding revenue stream):
Company-owned restaurants	17,054	17,783	4.3%	18.8%	20.0%
Manufacturing and commissary	268	396	47.8%	5.1%	6.8%
License and franchise	1,223	1,322	8.1%	100.0%	100.0%
Total gross profit	18,545	19,501	5.2%	19.1%	20.3%

Operating expenses:
General and administrative expenses	10,561	10,731	1.6%	10.9%	11.1%
Depreciation and amortization	6,004	2,419	*	6.2%	2.5%
Loss on sale, disposal or abandonment of assets, net	21	374	*	0.0%	0.4%
Impairment charges and other related costs	76	19	*	0.1%	0.0%
Income from operations	1,883	5,958	216.4%	1.9%	6.2%
Other expense:
Interest expense, net	5,209	4,789	(8.1)%	5.4%	5.0%
Prepayment penalty upon redemption of $160 Million Notes	4,800	—	*	4.9%	0.0%
Write-off of debt issuance costs upon redemption of $160 Million Notes	3,956	—	*	4.1%	0.0%
Other, net	10	—	*	0.0%	0.0%
Income (loss) before income taxes	(12,092)	1,169	*	(12.5)%	1.2%
Provision for income taxes	—	37	*	0.0%	0.0%
Net income (loss)	$(12,092)	$1,132	*	(12.5)%	1.2%

*                    not meaningful

Company-Owned Restaurant Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The first quarters in fiscal years 2006 and 2007 ended on April 4, 2006 and April 3, 2007, respectively, and each contained 13 weeks.

Comparable store sales is a key performance indicator widely used throughout the restaurant industry. Comparable store sales represent sales at restaurants open for one full year that have not been relocated or closed during the current year. Comparable store sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base. A restaurant becomes comparable in its 13th full month of operation.

For the first quarter of 2007, our comparable store sales increased 1.0% over the first quarter of 2006 partially due to a system-wide price increase and a slight shift in product mix to higher priced items. We also saw growth in markets in which we offer catering by our company-owned restaurants. Our catering business contributed 0.7% of the increase to our comparable store sales.

The slight dollar decline in our company-owned restaurant sales of $1.5 million, or 1.6%, when compared to the first quarter of 2006 was primarily due to approximately 20 fewer company-owned restaurants contributing to sales offset by the increase in comparable store sales. Additionally, we estimate unfavorable weather conditions across the United States negatively impacted our company-owned restaurant sales for the first quarter of 2007. Generally, a guest’s decision to eat at home rather than dine out is influenced by various factors, including adverse weather conditions, economic downturns or periods of economic uncertainty.

Although our company-owned restaurant sales decreased in the first quarter of 2007 compared to the same quarter in 2006, our company-owned restaurant gross profit increased $0.7 million, or 1.2 percentage points. The improvement in our company-owned restaurant gross profit was primarily driven by a reduction of $0.8 million in marketing expense, $0.4 million in decreased workers’ compensation loss reserves and $0.3 million savings in quarterly bonus accruals. These savings were partially offset by increases of approximately $0.3 million in higher bank fees, property taxes and repair and maintenance expenses and $0.5 million due to fewer sales transactions.

Our restaurant margins are impacted by various restaurant-level operating and non-operating expenses such as the cost of products sold, salaries and benefits, insurance, supplies, repair and maintenance expenses, advertising, rent, utilities and property taxes. Depreciation, amortization and income taxes do not impact our company-owned restaurant gross profit.

Manufacturing and Commissary Operations

Our manufacturing operations, which include our USDA inspected commissaries, predominantly support our company-owned restaurants and generate revenue from the sale of food products to franchisees, licensees, third-party distributors and other third parties. All inter-company transactions have been eliminated during consolidation.

During the latter half of the 2006 fiscal year, we studied ways to gain efficiencies within our manufacturing and commissary operations. We also engaged a third party consulting firm to assist us in developing manufacturing cost models. As a result of our efforts, we implemented the following initiatives:

•                  implemented price increases to some of our third-party customers;

•                  opened two new commissary locations, aggregating our commissary system to five locations; and

•                  increased our current production capacity, thereby allowing us to provide new products to new and existing customers.

We are beginning to see the positive results of our initiatives. During the first quarter of 2007, manufacturing and commissary revenues improved $0.5 million, or 10.3% as compared to the first quarter of 2006. This increase was predominantly driven by price increases, an increase in volume of units sold to our more significant customers, and to a lesser extent, by sales of new products. The increase in revenue combined with an overhead cost structure that is primarily fixed in nature translated to a slight improvement of $0.1 million, or 1.7 percentage points, in gross profit.

Franchise and License Operations

Revenues for the license and franchise operations consist primarily of initial fees and royalty income earned as a result of sales within licensed and franchised restaurants. Overall, licensee and franchisee revenue improved $99,000, or 8.1%, in the first quarter of 2007 as compared to the first quarter of 2006. The percentage increase was predominantly due to improved comparable sales in the Manhattan Bagel and Einstein Bros. brands and a net increase of 28 licensed restaurants, slightly offset by a net decrease of 32 franchised restaurants.

General and Administrative Expenses

For the first quarter of 2007, our general and administrative expenses increased 1.6%, or $0.2 million as compared to the same quarter in 2006. Contributing to the increase was $0.3 million in increased travel and management development expenses, $0.3 million in recruiting, relocation and referral fees related to senior level management positions, $0.1 million in expenses related to the cost of transitioning to a new distributor, $0.1 million in new manager training expenses and $0.1 million in additional stock based compensation expense offset by $0.7 million savings in quarterly bonus accruals.

Depreciation and Amortization

Depreciation and amortization expenses decreased $3.6 million for the first quarter of 2007 when compared to the first quarter of 2006. The decrease is primarily due to all of our amortizing intangible assets becoming fully amortized and a substantial portion of our other assets becoming fully depreciated within the second and third quarters of fiscal 2006. Depreciation and amortization expense is predominantly related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001. The sale of certain manufacturing equipment located at the plant of Harlan Bakeries, Inc., our frozen bagel dough supplier, during the first quarter of 2007 also contributed to the decrease in depreciation expense. The assets were classified as held for sale on the consolidated balance sheet as of January 2, 2007. Proceeds from the sale were received in the second quarter of 2007.

Loss on the Disposal, Sale or Abandonment of Assets

Loss on the disposal, sale or abandonment of assets represents the excess of proceeds received, if any, over the net book value of an asset. We establish estimated useful lives for our assets, which range from three to eight years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the noncancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives. During the first quarters ended April 4, 2006 and April 3, 2007, we recorded a loss on the disposal, sale or abandonment of assets in the amount of $21,000 and $374,000, respectively.

Impairment Charges and Other Related Costs

Impairment losses are non-cash charges recorded on long-lived assets, goodwill, trademarks and our other intangible assets. Generally, an indicator of impairment would include significant change in an asset’s ability to generate positive cash flow in the future or in the fair value of an asset. Whenever impairment indicators are determined to be present, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During the first quarters ended April 4, 2006 and April 3, 2007, we recorded impairment charges of $76,000 and $19,000, respectively.

Other Expense

On February 28, 2006, we completed a debt refinancing that redeemed our $160 Million Notes and retired our $15 million AmSouth Revolver. During the first quarter ended 2006, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium on the $160 Million Notes in the amount of $4.8 million.

Net Income (Loss) and Income Taxes

For GAAP, we reported net income for the first quarter of 2007 of $1.1 million as compared to net loss of $12.1 million for the first quarter of 2006. For tax purposes, our net operating loss carryforward reduced our federal and state income tax liability incurred for the first quarter of 2007. We have recorded a provision for income taxes in the amount of $37,000 as a result of our estimate of alternative minimum income tax due on taxable earnings for the first quarter of 2007.

As of April 3, 2007, our net operating loss carryforwards for U.S. federal income tax purposes were $153.7 million, $95.7 million of which are subject to an annual usage limitation of $4.7 million, and were subject to the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands of dollars)
12/31/2010	$1,702
12/31/2011	4,862
12/31/2012	9,589
12/31/2018	14,553
12/31/2019	6,862
12/31/2020	10,424
12/31/2021	10,515
12/31/2022	35,688
12/31/2023	40,649
12/31/2024	11,938
12/31/2025	5,391
12/31/2026	1,552
$153,725

Our ability to utilize the approximately $58.0 million of our net operating losses that are not currently subject to limitation could become limited, and our ability to utilize our remaining net operating losses could be limited further, in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.

Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, “Accounting for Income Taxes,” we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow and have sufficient availability under our Revolving Facility to fund operations, capital expenditures and required debt and interest payments. Our inventory turns frequently since our products are perishable. Accordingly, our investment in inventory is minimal. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

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

•                  $65 million second lien term loan maturing on February 28, 2012; and

•                  $25 million subordinated note maturing on February 28, 2013.

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

Public Offering of Our Common Stock

On April 10, 2007, we filed a registration statement on Form S-1 with the SEC relating to a proposed public offering of up to $125 million of our common stock. These securities may not be sold nor may offers to buy these securities be accepted prior to the time the registration statement becomes effective. The number of shares to be offered and the price range for the offering have not been determined. We will use the proceeds of the offering to pay down our existing indebtedness.

2007 Proposed Amendments to Debt Facilities

Concurrently with our proposed public offering of common stock, we intend to amend our existing Revolving Facility and our existing First Lien Term Loan and to pay off in full our existing Second Lien Term Loan as well as our existing Subordinated Note held by Greenlight. On April 27, 2007, we signed a commitment letter for this amendment or, if an amendment is not possible, a new $90.0 million senior secured credit facility.  Pursuant to the amendment, we expect to increase the amount of our Revolving Facility to $20.0 million and decrease the amount of our term loan to a principal amount of $70.0 million or less. Both the amended Revolving Facility and the amended term loan are expected to have new five-year terms and will continue to be secured by substantially all of our assets and guaranteed by all of our subsidiaries. The commitment letter provides for the loans to bear interest in a range from 1.75% to 2.25% for LIBOR loans and in a range from 0.75% to 1.25% for base rate loans, depending on our consolidated leverage ratio. A portion of the Revolving Facility will be available for letters of credit. We expect that the amended term loan will require mandatory prepayments in certain circumstances that are similar to our existing First Lien Term Loan and will contain customary events of default.

In addition, we have obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57.0 million which may be used by us if, needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock which is not due until June 2009.

The closing of the proposed offering of our common stock is not conditioned on the amendment of our existing indebtedness. The commitment from our lender for this amendment or new credit facility (as applicable) is contingent upon negotiation of definitive loan documentation and other normal and customary conditions.

Working Capital Deficit

At April 3, 2007, we had unrestricted cash of $5.1 million and restricted cash of $3.1 million. Under our Revolving Facility, there were no outstanding borrowings, $6.7 million in letters of credit outstanding and borrowing availability of $8.3 million. Our working capital deficit improved $0.8 million to $8.8 million at April 3, 2007 compared to $8.0 million at January 2, 2007.

Cash Provided by Operations

Due to increased profitability at our company-owned restaurants and the timing of operational receipts and payments, net cash generated by operating activities was $6.4 million for the first quarter of 2007 compared to $0.1 million for the comparable quarter in 2006. Cash provided by operations for the first quarter of 2006 includes a $4.8 million cash prepayment penalty incurred upon redemption of the $160 million notes.

Cash Used in Investing Activities

For the first quarter of 2007, we used approximately $6.2 million of cash to purchase additional property and equipment that included $1.1 million for new restaurants, $0.6 million for upgrading existing restaurants, $3.0 million for replacement and new equipment at our existing company-owned restaurants, $0.7 million for our manufacturing operations and $0.8 million for general corporate purposes.

We anticipate that the majority of our capital expenditures for fiscal 2007 will be focused on the addition of 11 to 15 new company-owned restaurants during 2007 at an average gross capital investment of approximately $550,000 per restaurant, which varies depending upon square footage, layout and location. We also intend to upgrade approximately 25 of our current restaurants to the front of the house configuration of our prototype restaurant, during 2007. The upgrade includes new self-service coolers, an expanded coffee bar, and a separate station for quick “to go” items. Finally, we plan to acquire additional equipment for new menu items and an improved ordering system that uses wireless technology to reduce the time our guests wait in line before they receive their food.

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

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of April 3, 2007:

	Payments Due by Fiscal Period
	2007	2008 to 2010	2011 to 2012	2013 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$29,834	$—	$—	$—	$29,834
Debt (a)	3,130	49,630	25,900	105,795	184,455
Estimated interest expense on our Debt Facility (b)	12,604	46,077	17,051	—	75,732
Manditorily Redeemable Series Z	—	57,000	—	—	57,000
Minimum lease payments under capital leases	90	114	3	—	207
Minimum lease payments under operating leases	26,402	55,921	10,672	10,311	103,306
Purchase obligations (c)	4,237	—	—	—	4,237
Other long-term obligations (d)	—	752	506	5,833	7,091
Total	$76,297	$209,494	$54,132	$121,939	$461,862

(a) Debt facility includes the full face value of the subordinated note and the full accrual of paid-in-kind interest that is due upon maturity.

(b) Calculated using the LIBOR rate as of April 3, 2007, plus the applicable margin in effect. Because the interest rates on the first lien term loan facility, the second lien term loan facility and the revolving credit facility are variable, actual payments could differ materially.

(c) Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.

(d) Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

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

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with SFAS No. 5, “Accounting for Contingencies,” following a probability related approach. Minimum future rental payments remaining under these leases were approximately $0.6 million as of April 3, 2007. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

We have $6.7 million in letters of credit outstanding under our Revolving Facility at April 3, 2007. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation related to certain workers compensation claims or distributor claims.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

During the first quarters ended April 4, 2006 and April 3, 2007, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Approximately $0.6 million and $0.7 million of sales shipped internationally are included in manufacturing and commissary revenue for the first quarter in 2006 and 2007, respectively.

Our debt as of April 3, 2007 was principally comprised of the Revolving Facility, First Lien Term Loan, Second Lien Term Loan, and Subordinated Note. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our Revolving Facility, First Lien Term Loan and Second Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would decrease our net income by approximately $1.5 million annually, assuming no change in the size or composition of debt at April 3, 2007. Currently, the interest rates on our First Lien Term Loan, Second Lien Term Loan and Revolving Facility are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

We purchase certain commodities such as butter, cheese, coffee, turkey and flour. These commodities are generally purchased based upon market prices established with vendors. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices because our purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 3, 2007. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the quarter ended April 3, 2007, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

EINSTEIN NOAH RESTAURANT GROUP, INC.

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

Failure to protect our food supply or enforce food safety policies, such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Instances of foodborne illness, including listeriosis, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close. An instance of food contamination originating from one of our restaurants, our commissaries or suppliers, or our manufacturing plant could have far-reaching effects, as the contamination could affect substantially all of our restaurants. In addition, product contamination or recalls may cause our guests to cease frequenting our restaurants based on fear of such illnesses.

Changes in consumer preferences and discretionary spending priorities could harm our financial results.

Numerous factors including changes in consumer tastes and discretionary spending priorities often affect restaurants. Shifts in consumer preferences away from our type of cuisine and/or the fast-casual style could have a material adverse effect on our results of operations. Dietary trends, such as the consumption of food low in carbohydrate content have, in the past, and may, in the future, negatively impact our sales.

Changes in our guests’ spending habits could also have a material adverse effect on our sales. A variety of factors could affect discretionary consumer spending, including national, regional and local economic conditions, weather, inflation, consumer confidence and energy costs. Adverse changes in any of these factors could reduce consumers’ discretionary spending which in turn could reduce our guest traffic or average check. For example, traffic to restaurants industry-wide was adversely affected in 2006 as a result of reduced consumer spending due to rising fuel and energy costs. Adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business prospects, financial condition, operating results and cash flows. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic and other conditions.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends in part on our ability to understand and satisfy the needs of our guests, franchisees and licensees. Our business strategy consists of several initiatives:

•                  expand sales at our existing company-owned restaurants;

•                  open new company-owned restaurants; and

•                  open new licensed and franchised restaurants.

Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives including: developing new menu offerings and broadening our offerings across multiple dayparts, improving our ordering and production systems, expanding our catering program and upgrading our restaurants is dependent in part on our ability to predict and satisfy consumer preferences. Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, find available contractors, obtain licenses and permits, locate and train appropriate staff and properly manage the new restaurant. Our success in opening new licensed and franchised restaurants is dependent upon, among other factors, our ability to: attract quality businesses to invest in our core brands, maintain the effectiveness of our franchise offering circulars in target states, offer restaurant solutions for a variety of location types and the ability of our licensees and franchisees to: find suitable locations, reach acceptable lease terms, have adequate capital, find available contractors, obtain licenses and permits, locate and train staff appropriately and properly manage the new restaurants. Accordingly, we may not be able to open or upgrade as many restaurants as we project or otherwise execute on our strategy. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

The level of growth in comparable store sales significantly affects our overall sales growth and will be a critical factor affecting profit growth. Our ability to increase comparable store sales depends in part on our ability to offer hospitality and attractive menu items, and successfully implement our initiatives to increase throughput, such as increasing the speed at which our employees serve each guest. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual restaurants. It is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative and could adversely impact our sales and profit growth. We expect quarterly comparable restaurant sales increases to decline throughout the year as compared to the same period of the prior year.

Competition in the restaurant industry is intense, and we may fall short of our revenue and profitability targets if we are unable to compete successfully.

Our industry is highly competitive and there are many well-established competitors with substantially greater financial and other resources than we have. Although we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments to be our competitors. Several fast-casual and fast-food chains have recently announced their intentions to focus more on breakfast offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to obtain real estate and advertising space, and to attract and retain guests and personnel.

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

Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing a restaurant, even during the time of relocation, will reduce the sales that the restaurant would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. We also face competition from both restaurants and other retailers for suitable sites for new restaurants. As a result, we may not be able to secure or renew leases for adequate sites at acceptable rent levels.

Fluctuations in the cost, availability and quality of our raw ingredients and natural resources such as energy affect our results of operations.

The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited control over these changes in the price and quality of commodities, since we typically do not enter into long-term pricing agreements for our ingredients. We may not be able to pass through any future cost increases by increasing menu prices, as we have done in the past. We and our licensees and franchisees are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. Additionally, in the event of massive culling of specific animals such as chickens or turkeys to prevent the spread of disease, the supply and availability of ingredients may become limited. This could dramatically increase the price of certain menu items which could decrease sales of those items or could force us to eliminate those items from our menus entirely. All of these factors could adversely affect our business, reputation and financial results.

Our operations may be negatively impacted by adverse weather conditions.

Adverse weather conditions could seriously affect regions in which our company-owned, licensed and franchised restaurants are located or regions that produce raw ingredients for our restaurants. If adverse weather conditions affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, many individuals choose to stay inside. This negatively impacts transaction counts in our restaurants and over extended periods of time could adversely affect our business and results of operations. For example, sales in certain of our restaurants in the first quarter of 2007 were adversely impacted by the extreme weather experienced in the Northeast and Midwest.

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

We currently purchase our raw materials from various suppliers; however, we have only one supplier for each of our key ingredients. We purchase a majority of our frozen bagel dough from a single supplier, who utilizes our proprietary processes and on whom we are dependent in the short-term. All of our remaining frozen bagel dough is produced at our dough manufacturing facility in Whittier, CA. Additionally, we purchase all of our cream cheese from a single source under a contract that expires at the end of 2007, and we have a single supplier for our coffee. Although to date we have not experienced significant difficulties with our suppliers, our reliance on a single supplier for each of our key ingredients subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to maintain a strong brand identity and a loyal consumer base.

Failure of our distributors to perform adequately or any disruption in our distributor relationships could adversely affect our business and reputation.

We depend on our network of independent distributors to distribute frozen bagel dough and other products and materials to our company-owned, licensed and franchised restaurants. Any failure by one or more of our distributors to perform as anticipated, or any disruption in any of our distribution relationships for any reason, would subject us to a number of risks, including inadequate products delivered to our restaurants, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries. Any of these events could harm our relationships with our franchisees or licensees, or diminish the reputation of our menu offerings or our brands in the marketplace. In addition, a negative change in the volume of products ordered from our distributors by our company-owned, franchised and/or licensed restaurants could increase our distribution costs. These risks could have a material adverse effect on our business, financial condition and results of operations.

In late 2006, we negotiated contract terms with two new distributors. In early 2007, these new distributors began delivering products to our company-owned, licensed and franchised restaurants in the respective geographic regions. We believe the new distributors will provide a higher level of performance at a lower cost. However, the new distributors may not perform as we expect, or their cost structure may not provide for the cost savings that we anticipate.

Increasing labor costs could adversely affect our results of operations and cash flows.

We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Increases in state minimum hourly wage rates in most of the states in which we operate became effective January 1, 2007. An increase in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

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

We have a high level of debt and are highly leveraged. As of April 3, 2007, we had $170.2 million in term loans outstanding, which includes the full face value of the $25.0 million subordinated note and the accrual of paid-in-kind interest. We also have $57.0 million of mandatorily redeemable preferred stock due June 30, 2009 which will remain in place after the offering. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other things, could:

•                  make it difficult for us to satisfy our obligations under our indebtedness;

•                  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

•                  increase our vulnerability to downturns in our business or the economy generally;

•                  increase our vulnerability to volatility in interest rates; and

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

Our current debt agreements contain, and we expect that our amended debt arrangements to be entered into upon completion of the proposed offering of our common stock will also contain, certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, maintenance of the business, use of proceeds from sales of assets and consolidated leverage and fixed charge coverage ratios as defined in the agreements. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. We are subject to multiple economic, financial, competitive, legal and other risks that are beyond our control and could harm our future financial results. Any adverse effect on our business or financial results could affect our ability to maintain compliance with our debt covenants, and any failure by us to comply with these covenants could result in an event of default. If we were to default under our covenants and such default were not cured or waived, our indebtedness could become immediately due and payable, which could render us insolvent.

We face the risk of adverse publicity and litigation in connection with our operations.

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit our future performance. There is also a risk of litigation from our franchisees with regard to the terms of our franchise arrangements. We have been subject to a variety of claims from time to time, and although these claims have not historically had a material impact on our operations, a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. In 2004, 2005 and 2006, Asian and European countries experienced outbreaks of avian flu and it is possible that it will continue to migrate to the United States where our restaurants are located. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned ourselves as a “neighborhood atmosphere” between home and work where people can gather for human connection and high quality food. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global pandemic might also adversely impact our business by disrupting or delaying production and delivery of products and materials in our supply chain and causing staff shortages in our restaurants. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people in a neighborhood atmosphere.

Our licensees and franchisees may not help us develop our business as we expect, or could actually harm our business.

We rely in part on our licensees and franchisees and the manner in which they operate their restaurants to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful restaurants in their respective areas. In addition, licensees and franchisees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of licensees and franchisees to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates. As we move into offering franchises for our Einstein Bros. brand, our reliance on our franchisees is expected to increase in proportion to growth of the franchisee base. With respect to franchising our Einstein Bros. brand, we may not be able to identify franchisees that meet our criteria, or to enter into franchise area development agreements with prospective franchisee candidates that we identify. As a result, our franchise program for the Einstein Bros. brand may not grow at the rate we currently expect, or at all.

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

Many recent government bodies have begun to legislate or regulate high-fat and high sodium foods as a way of combating concerns about obesity and health. The New York City Health Department recently adopted an amendment to the New York City Health Code that requires New York City restaurants and other food service establishments to phase out artificial trans-fat by July 1, 2008. In addition, the City of Philadelphia recently passed a law that requires restaurants to phase out artificial trans-fat by September 1, 2008. Many other states are considering laws banning trans-fat in restaurant food. Because we do use trans-fat in a few of our products, federal, state or local regulations in the future may limit sales of certain of our foods or ingredients. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. Additional cities or states may propose or adopt similar regulations. The cost of complying with these regulations could increase our expenses and the negative publicity arising from such legislative initiatives could reduce our future sales.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further as a result of the proposed public offering of our common stock.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A corporation generally undergoes an “ownership change” when the stock ownership percentage (by value) of its “5 percent stockholders” increases by more than 50 percentage points over any three-year testing period.

As of April 3, 2007, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $153.7 million. As a result of prior ownership changes, approximately $95.7 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million. Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the proposed public offering of our common stock, and changes in the value of our stock during that period, such offering may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control). In either event, the occurrence of an additional ownership change would limit our ability to utilize the approximately $58.0 million of our NOLs that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOLs and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flow. There can be no assurance that we will realize any U.S. federal income tax benefit from any of our net operating loss carryforwards. Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 94% of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of the members of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight.

We have applied to list our common stock on the Nasdaq Global Market. Nasdaq rules will require us to have an audit committee consisting entirely of independent directors. However, under Nasdaq rules, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and is exempt from several other corporate governance rules, including the requirement that companies have a majority of independent directors and independent director involvement in the selection of director nominees and in the determination of executive compensation. As a result, our stockholders will not have, and may never have, the protections that these rules are intended to provide.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder, Greenlight, beneficially owns approximately 94% of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock.

We have not yet completed our evaluation of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.

We will be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by the end of our 2007 fiscal year. We have not yet completed our evaluation of whether our current internal control over financial reporting is compliant with Section 404. We may not be compliant and may not be able to meet the Section 404 requirements in a timely manner. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our conclusion that our internal control over financial reporting is not effective.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date:	May 4, 2007	By:	/s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	May 4, 2007	By:	/s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer