Form 10-Q
period 2007-07-03
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2007-08-10
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2007

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27148

Einstein Noah Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3690261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Zang Street, Suite 300, Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

(303) 568-8000

(Registrant’s telephone number, including area code)

1687 Cole Blvd., Golden, Colorado 80401

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 2, 2007 there were 15,739,355 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

July 3, 2007

EINSTEIN NOAH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 2, 2007 AND JULY 3, 2007
(in thousands, except share information)
(unaudited)

	January 2,	July 3,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,477	$7,110
Restricted cash	2,403	1,715
Franchise and other receivables, net of allowance of $505 and $432, respectively	6,393	6,010
Inventories	4,948	4,966
Prepaid expenses and other current assets	4,529	4,780
Assets held for sale	1,144	—
Total current assets	24,894	24,581

Restricted cash long-term	284	278
Property, plant and equipment, net	33,889	38,733
Trademarks and other intangibles, net	63,806	63,806
Goodwill	4,875	4,875
Debt issuance costs and other assets, net	5,406	3,853

Total assets	$133,154	$136,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,347	$4,834
Accrued expenses	25,855	21,067
Short term debt and current portion of long-term debt	3,605	1,180
Current portion of obligations under capital leases	76	77

Total current liabilities	32,883	27,158

Senior notes and other long-term debt, net of discount	166,556	89,380
Obligations under capital leases	124	84
Other liabilities	8,822	8,591
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000

Total liabilities	265,385	182,213

Commitments and contingencies (see Note 10)

Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 10,596,419 and 15,739,355 shares issued and outstanding	11	16
Additional paid-in capital	176,797	262,055
Accumulated deficit	(309,039)	(308,158)

Total stockholders’ deficit	(132,231)	(46,087)

Total liabilities and stockholders’ deficit	$133,154	$136,126

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SECOND QUARTER AND YEAR TO DATE PERIODS ENDED JULY 4, 2006 AND JULY 3, 2007
(in thousands, except earnings per share and related share information)
(unaudited)

	Second quarter ended:		Year to date ended:
	July 4,	July 3,	July 4,	July 3,
	2006	2007	2006	2007
Revenues:
Company-owned restaurant sales	$91,507	$94,141	$182,087	$183,256
Manufacturing and commissary revenues	5,196	5,682	10,469	11,500
Franchise and license related revenues	1,253	1,232	2,476	2,554

Total revenues	97,956	101,055	195,032	197,310

Cost of sales:
Company-owned restaurant costs	73,964	75,257	147,490	146,589
Manufacturing and commissary costs	5,502	5,380	10,507	10,802

Total cost of sales	79,466	80,637	157,997	157,391

Gross profit	18,490	20,418	37,035	39,919

Operating expenses:
General and administrative expenses	9,727	10,855	20,288	21,587
Depreciation and amortization	5,594	2,623	11,598	5,042
Loss (gain) on sale, disposal or abandonment of assets, net	(8)	31	13	405
Impairment charges and other related costs	7	166	83	185

Income from operations	3,170	6,743	5,053	12,700
Other expense:
Interest expense, net	4,712	4,144	9,921	8,933
Write-off of debt discount upon redemption of senior notes	—	528	—	528
Prepayment penalty upon redemption of senior notes	—	240	4,800	240
Write-off of debt issuance costs upon redemption of senior notes	—	2,071	3,956	2,071
Other	—	—	10	—

Income (loss) before income taxes	(1,542)	(240)	(13,634)	928

Provision for income taxes	—	10	—	47

Net income (loss)	$(1,542)	$(250)	$(13,634)	$881

Net income (loss) per common share — Basic	$(0.15)	$(0.02)	$(1.35)	$0.08
Net income (loss) per common share — Diluted	$(0.15)	$(0.02)	$(1.35)	$0.07

Weighted average number of common shares outstanding:
Basic	10,171,236	11,775,597	10,118,154	11,190,612
Diluted	10,171,236	11,775,597	10,118,154	11,874,874

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR TO DATE PERIODS ENDED JULY 4, 2006 AND JULY 3, 2007
(in thousands)
(unaudited)

	July 4,	July 3,
	2006	2007
OPERATING ACTIVITIES:
Net income (loss)	$(13,634)	$881
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,598	5,042
Stock based compensation expense	408	1,250
Loss, net of gains, on disposal of assets	13	405
Impairment charges and other related costs	83	185
Provision for losses on accounts receivable, net	132	25
Amortization of debt issuance and debt discount costs	419	392
Write-off of debt issuance costs	3,956	2,071
Write-off of debt discount	—	528
Paid-in-kind interest	643	904
Changes in operating assets and liabilities:
Franchise and other receivables	433	358
Accounts payable and accrued expenses	332	(1,225)
Other assets and liabilities	(105)	(2,500)

Net cash provided by operating activities	4,278	8,316

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,400)	(12,404)
Proceeds from the sale of equipment	153	1,164

Net cash used in investing activities	(5,247)	(11,240)

FINANCING ACTIVITIES:
Proceeds from secondary common stock offering	—	90,000
Costs incurred with offering of our common stock	—	(6,417)
Proceeds from line of credit	24	—
Repayments of line of credit	(24)	—
Payments under capital lease obligations	(20)	(39)
Repayment of notes payable	(160,000)	—
Borrowings under First Lien	80,000	11,900
Repayments under First Lien	(475)	(475)
Borrowing under Second Lien	65,000	—
Repayments under Second Lien	—	(65,000)
Borrowings under Subordinated Note	24,375	—
Repayments under Subordinated Note	—	(25,000)
Debt issuance costs	(4,916)	(842)
Proceeds upon stock option and warrant exercises	187	430

Net cash provided by financing activities	4,151	4,557

Net increase in cash and cash equivalents	3,182	1,633
Cash and cash equivalents, beginning of period	1,556	5,477
Cash and cash equivalents, end of period	$4,738	$7,110

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR TO DATE PERIOD ENDED JULY 3, 2007
(in thousands, except share information)
(unaudited)

			Additional	Accumulated
	Common Stock		Paid In	Deficit
	Shares	Amount	Capital	Amount	Total

Balance, January 2, 2007	10,596,419	$11	$176,797	$(309,039)	$(132,231)
Net income	—	—	—	881	881
Common stock issued upon stock option exercise	142,936	—	430	—	430
Common stock issued in secondary offering	5,000,000	5	89,995	—	90,000
Costs to issue common stock	—	—	(6,417)	—	(6,417)
Stock based compensation expense	—	—	1,250	—	1,250

Balance, July 3, 2007	15,739,355	$16	$262,055	$(308,158)	$(46,087)

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

For the Second Quarters and Year to Date Periods ended July 4, 2006 and July 3, 2007

1.     Basis of Presentation

The consolidated financial statements of Einstein Noah Restaurant Group, Inc. (formerly New World Restaurant Group, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of July 3, 2007, the Company owned franchises or licenses various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

The consolidated financial statements as of July 3, 2007 and for the quarter and year to date periods ended July 4, 2006 and July 3, 2007 have not been audited. The balance sheet information as of January 2, 2007 has been derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 2, 2007. We believe that the disclosures are sufficient for interim financial reporting purposes.

Certain immaterial reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net loss or financial position as previously reported.

2.     Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Effective January 4, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method.

Our stock-based compensation cost for the second quarters ended  July 4, 2006 and July 3, 2007 was $192,000 and $919,000, respectively, and $408,000 and $1,250,000 for the year to date periods ended July 4, 2006 and July 3, 2007, respectively, and has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Second quarter ended:		Year to date ended:
	July 4, 2006	July 3, 2007	July 4, 2006	July 3, 2007
Expected life of options from date of grant	*	4.0 years	4.0 years	4.0 years
Risk-free interest rate	*	4.60 - 5.02%	4.35%	4.60 - 5.02%
Volatility	*	28% - 97%	100.0%	28% - 97%
Assumed dividend yield	*	0.0%	0.0%	0.0%

* There were no grants of stock options or stock appreciation rights during the second quarter ended July 4, 2006

The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. During the quarter ended July 3, 2007, we updated the assumptions of our implied volatility based on the mean reverting average of our stock’s historical volatility, and our industry peer group of competitors whose shares are traded on the public markets, adjusted to reflect anticipated behavior specific to the Company. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility.  This change and use of our competitors to calculate the volatility is directly related to our recent listing on the NASDAQ and not having enough history to refine our estimate. We have not historically paid any dividends and are currently precluded from doing so under our debt covenants.

As of July 3, 2007, we had approximately $1.7 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 2.3 years. Total compensation costs related to the non-vested awards outstanding as of July 3, 2007 will be fully recognized by second quarter of fiscal 2010, which represents the end of the requisite service period.

Stock Plans

1994 and 1995 Plans

Our 1994 Stock Plan (“1994 Plan”) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. As of July 3, 2007, all options under the 1994 Plan had expired.

Our 1995 Directors’ Stock Option Plan (“Directors’ Option Plan”) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors’ Option Plan. As of July 3, 2007, options to purchase 1,826 shares of common stock at a weighted average exercise price of $38.16 per share and a weighted average remaining contractual life of 4.92 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, as amended on December 19, 2003, March 1, 2005 and April 24, 2007 (“2003 Plan”). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 2,000,000 shares reserved for issuance pursuant to options granted under the 2003 Plan. Options generally are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and performance conditions. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 162,857 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. As of July 3, 2007, there were 747,352 shares reserved for future issuance under the 2003 Plan.

In February 2007, we granted options to purchase 124,250 shares of our common stock relating to the secondary public offering as further described in Note 6. The option awards vested upon closing of the offering and we recognized approximately $470,000 in stock-based compensation expense.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, as amended on March 1, 2005 and February 28, 2007 (“2004 Directors’ Plan”). Our board of directors may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 300,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of July 3, 2007, there were 114,192 shares reserved for future issuance under the 2004 Directors’ Plan.

Stock Appreciation Rights Plan

On February 17, 2007, our board of directors adopted the Stock Appreciation Rights Plan (“SAR Plan”). The SAR Plan provides for granting stock appreciation rights to employees. Unless terminated sooner, the SAR Plan will terminate automatically on March 31, 2012. The board of directors has the authority to amend, modify or terminate the SAR Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel, provided that, with limited exception, no modification will adversely affect outstanding rights. There are 150,000 shares issuable pursuant to stock appreciation rights under the SAR Plan.

The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant. The rights expire upon the earlier of termination date of the SAR Plan or termination of employment and typically vest over a two-year service period. Generally, 50% of rights granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of rights granted vest based on performance conditions. Rights to approximately 54,575 shares of our common stock, which are not yet exercisable, are subject to company performance conditions. We will recognize compensation costs for performance based stock appreciation rights over the requisite service period when conditions for achievement become probable. Rights that do not vest are forfeited. As of July 3, 2007, there were 40,850 shares reserved for future issuance under the SAR Plan.

James W. Hood Stock Award Agreement

On May 3, 2007, our board of directors adopted the James W. Hood Stock Award Agreement (the “Stock Award Plan”).  The Stock Award Plan provides for the issuance of 22,000 shares of our common stock to Mr. Hood as inducement for accepting employment with us as our Chief Marketing Officer. The common stock award includes 7,333 shares that have no restrictions, 7,333 shares that become unrestricted on the first anniversary and 7,334 shares that become unrestricted on the second anniversary of the date of grant; provided that Mr. Hood is continuously employed by us on those dates.  We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period.  We recognized stock based compensation expense of $168,000 related to this agreement for the year to date period ended July 3, 2007.

Stock Option Plan Activity

Transactions during the year to date period ended July 3, 2007 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding, January 2, 2007	993,707	$3.79
Granted	416,458	$11.75
Exercised	(120,936)	$3.56
Forfeited	(17,870)	$4.78
Outstanding, July 3, 2007	1,271,359	$6.41	$3.59	$14,422,077	7.68
Exercisable and vested, July 3, 2007	762,032	$4.51	$3.16	$10,090,484	6.71

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested shares, January 2, 2007	370,045	$2.81
Granted	416,458	$5.46
Vested	(259,306)	$4.24
Forfeited	(17,870)	$3.35
Non-vested shares, July 3, 2007	509,327	$4.23

Stock Appreciation Rights Plan Activity

Transactions during the year to date period ended July 3, 2007 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)
Outstanding, January 2, 2007	—	$—
Granted	113,950	$11.01
Exercised	—	$—
Forfeited	(4,800)	$8.00
Outstanding, July 3, 2007	109,150	$11.15	$5.56	$720,863	4.70
Exercisable and vested, July 3, 2007	—	$—	$—	$—	—

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested shares, January 2, 2007	—	$—
Granted	113,950	$5.56
Vested	—	$—
Forfeited	(4,800)	$5.59
Non-vested shares, July 3, 2007	109,150	$5.56

3.     Supplemental Cash Flow Information

	July 4, 2006	July 3, 2007
	(in thousands of dollars)
Cash paid during the year to date period ended:
Interest related to:
$160 Million Notes	$3,293	$—
Term Loans	3,593	8,185
$25 Million Subordinated Note	553	825
Other	279	172
Prepayment penalty upon redemption of debt	$4,800	$240

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$141	$—
Change in accrued expenses for purchases of property and equipment	$712	$2,076

4.     Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 2, 2007	July 3, 2007
	(in thousands of dollars)
Finished goods	$3,835	$3,681
Raw materials	1,113	1,284
Total inventories	$4,948	$4,966

5.     Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of July 3, 2007, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros. and Manhattan Bagel trademarks.

During the year to date periods ended July 4, 2006 and July 3, 2007, there were no events or changes in circumstances that indicated that our intangible assets might be impaired or may not be recoverable.

6.     Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following:

	January 2, 2007	July 3, 2007
	(in thousands of dollars)
$90 Million Amended First Lien Term Loan	$78,575	$90,000
$65 Million Second Lien Term Loan	65,000	—
$25 Million Subordinated Note	26,026	—
New Jersey Economic Development Authority Note Payable	560	560
	$170,161	$90,560
Less current portion of senior notes and other long-term debt	3,605	1,180
Senior notes and other long-term debt	$166,556	$89,380

June 2007 Debt Redemption and Amended First Lien Term Loan

On June 13, 2007, we completed a $90 million secondary public offering of 5 million shares of our common stock.  After underwriting discounts and commissions and other costs incurred related to the offering of $6.4 million, we received net proceeds of $83.6 million.  The net proceeds were used to repay our $65.0 million Second Lien Term Loan, repay a portion of our $25 million Subordinated Note held by Greenlight Capital, L.L.C. (“Greenlight”) and to pay for the offering costs.  Additionally, on June 28, 2007, we repaid the remaining portion of the $25 million subordinated note held by Greenlight by using a portion of the incremental debt proceeds under the amended debt facility, as described below.

On June 28, 2007, we amended our debt facility to increase it to $110 million, comprised of a $20 million revolving credit facility and a modified term loan with a principal amount of $90 million. The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs and a portion of the revolving credit facility remains available for letters of credit. We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our consolidated leverage ratio with an applicable margin of 2.00% plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At July 3, 2007, we had $6.7 million in letters of credit outstanding. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $13.3 million at July 3, 2007.

Both the revolving credit facility and the term loan facility have a five-year term and are secured by substantially all of our assets and guaranteed by our subsidiaries.  Borrowings under this senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. The applicable margin for LIBOR loans ranges from 1.75% to 2.25% and for base rate loans ranges from 0.75% to 1.25%, depending on the level of our consolidated leverage ratio (defined as in our current credit facilities). Upon the occurrence of a payment event of default which is continuing, all amounts due under the senior secured credit facility bear interest at 2.0% above the interest rate otherwise applicable.  The outstanding amount of the term loan is amortizable on a quarterly basis by an amount equal to 0.25% of the original principal amount of the term loan. Any amounts remaining unpaid will be due and payable on the maturity date.  At July 3, 2007 the stated interest rate under the First Lien Term Loan was 7.39%.

The term loan requires mandatory prepayments of

•      50% of excess cash flow (as defined in the senior secured credit facility) subject to the ability to retain at least $5,000,000 in cash and cash equivalents;

•      100% of net cash proceeds of asset sales by us above a threshold and subject to the ability to reinvest under certain circumstances;

•      100% of net cash proceeds of any debt issued by us, subject to certain exceptions; and

•      50% of the net cash proceeds of any equity issued by us, subject to certain exceptions.

The revolving facility and the first lien term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries.  The revolving facility, the first lien term loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.  As of July 3, 2007, we were in compliance with all our financial and operating covenants.

The senior secured credit facility contains a number of negative covenants that limits us from taking certain actions including issuing debt, paying dividends and making investments. In addition, we are required to maintain:

•      a minimum consolidated fixed charge coverage ratio; and

•      a maximum consolidated leverage ratio of 2.75x.

The senior secured credit facility contains a limitation on annual capital expenditures, but allows for the greater of either (i) unused capital expenditure amounts to be used in the immediately following fiscal year up to a mutually agreed-upon amount or (ii) the capital expenditure limitation to be incrementally increased for the immediately following fiscal year by up to 25% of the current fiscal year excess cash flow. The senior secured credit facility contains customary events of default.

The facility is fully amortizing with annual aggregate principal reductions payable in quarterly installments over the term of the loan as follows:

For the 2008 fiscal year ending January 1, 2008	$ 0.7 million
For the 2009 fiscal year ending December 30, 2009	$ 0.9 million
For the 2010 fiscal year ending December 29, 2010	$ 0.9 million
For the 2011 fiscal year ending December 28, 2011	$ 1.1 million
For the 2012 fiscal year ending January 3, 2012	$ 86.0 million

In addition, we obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57.0 million to be used by us, if needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock due in June 2009. If we choose to draw down the incremental term loan, the outstanding amount of the incremental term loan will be amortized on a quarterly basis by an amount equal to 0.25% of the original principal amount of the incremental term loan. Borrowings under the incremental term loan, if any, bear interest at the same rate schedule as the new senior secured credit facility. Any amounts remaining unpaid are due and payable on the maturity date of the term loans. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of such incremental term loan.

We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

Approximately $2.3 million and $0.5 million in debt issuance costs have been capitalized for the amended $90 Million First Lien Term Loan and the revolving facility, respectively.

For the revolving facility, the capitalized debt issuance costs are being amortized on a straight-line basis while the capitalized debt issuance costs for the first lien term loan are being amortized on the effective interest rate method.

February 2006 Debt Redemption and Refinancing

On February 28, 2006, we completed the refinancing of the AmSouth Revolver and $160 Million Notes.  While our June 13, 2007 offering of common stock, debt redemption and refinancing changed our capital structure as described above, our previous debt obligations consisted of the following:

•      $15 million revolving credit facility (Revolving Facility);

•      $80 million first lien term loan (First Lien Term Loan);

•      $65 million second lien term loan (Second Lien Term Loan); and

•      $25 million subordinated note (Subordinated Note).

Proceeds from this debt facility were used to repay the $160 Million Notes plus a 3% redemption premium of $4.8 million and accrued and unpaid interest to the redemption date.

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the January 2, 2007 and July 3, 2007 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

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

The following table summarizes the weighted average number of common shares outstanding, and the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Quarter ended:		Year to date period ended:
	July 4,	July 3,	July 4,	July 3,
	2006	2007	2006	2007
Net income (loss) (a)	$(1,542)	$(250)	$(13,634)	$881

Basic weighted average shares outstanding (b)	10,171,236	11,775,597	10,118,154	11,190,612
Dilutive effect of stock options	—	—	—	684,262
Diluted weighted average shares outstanding (c)	10,171,236	11,775,597	10,118,154	11,874,874
Basic earnings (loss) per share (a)/(b)	$(0.15)	$(0.02)	$(1.35)	$0.08
Diluted earnings (loss) per share (a)/(c)	$(0.15)	$(0.02)	$(1.35)	$0.07

Antidilutive stock options SARs and warrants	1,013,746	1,380,509	1,013,746	188,364

8.     Income Taxes

As of July 3, 2007, net operating loss carryforwards of $153.7 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. Our ability to utilize our net operating losses, including those that are not currently subject to limitation, could be limited or further limited in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.

Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon the generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved.

In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. As we move closer toward achieving net income for a full year, we will review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•      The level of historical taxable income and projections for future taxable income over periods in which thedeferred tax assets would be deductible, and

•      Accumulation of net income before tax utilizing a look-back period of three years.

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced.

On January 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Previously, we accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). As required by FIN 48, which clarifies SFAS No. 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recorded a reduction of approximately $1.8 million of the gross deferred tax asset and a corresponding reduction of the valuation allowance.  There was no net effect to the financial statements and none of the unrecognized tax benefits will impact our effective tax rate.

The income tax uncertainties relate to periods in which net operating losses were generated. Upon adoption of FIN 48, the net operating loss carryforwards were reduced and thus no tax liability was recorded.  Additionally, we maintain a full valuation allowance against our net deferred tax assets.  Therefore, our valuation allowance was correspondingly reduced by $1.8 million. Of the $1.8 million reduction in gross deferred tax assets, we believe it is reasonably possible that approximately $1.5 million of the unrecognized tax benefits will become highly certain when Forms 3115, Application for Change in Accounting Method are filed before year-end.

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

During the quarters ended July 4, 2006 and July 3, 2007, we recorded $7,000 and $0, respectively, and for the year to date periods ended July 4, 2006 and July 3, 2007, we recorded $83,000 and $19,000, respectively in impairment charges.  Additionally, the Company incurred other related costs to close company-owned restaurants of $166,000 for both year to date periods ended July 4, 2006 and July 3, 2007, and no costs were incurred for the quarters ended July 4, 2006 and July 3, 2007.

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

The Company has received a claim from a third party in connection with the unsuccessful negotiations for a supply contract in 2006.  The Company is aware that the claim has been issued but it has not been served and no responses are yet required. If served, the Company intends to vigorously defend the litigation.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. As of July 3, 2007, we have $50,000 recorded as a liability for our exposure under the guarantees in accordance with SFAS No. 5 following a probability related approach. Minimum future rental payments for all remaining guaranteed leases were approximately $1.4 million as of July 3, 2007. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

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

11.  Assets Held for Sale

As of January 2, 2007, certain manufacturing equipment was located at the plant of Harlan Bakeries, Inc. (Harlan), our frozen bagel dough supplier. In late 2006, we were notified of Harlan’s intent, under the terms of the contract, to purchase the equipment and we agreed to sell the equipment to Harlan for $1.1 million. The assets were classified as held for sale on the consolidated balance sheet as of January 2, 2007. The assets were sold to Harlan in the first quarter of 2007 and the note receivable from Harlan was paid in the second quarter of 2007.

12.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are still in the process of evaluating SFAS No. 157 and are not able to estimate the impact of adoption to our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our consolidated financial statements.

13.  Related Party Transactions

E. Nelson Heumann is the Chairman of our board of directors and is a current employee of Greenlight.  Greenlight and its affiliates beneficially own approximately 68.4% of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our Company occurs.

Greenlight owned $35 million of our $160 Million Notes when we called the Notes for redemption in January 2006. The Notes were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 6.

We entered into the Subordinated Note with Greenlight in February 2006 as further described in Note 6, and paid it in full during the second quarter of 2007. Total interest expense related to the Subordinated Note with Greenlight was $0.9 million and $0.8 million and for the second quarter ended July 4, 2006 and July 3, 2007, respectively, and $1.2 million and $1.7 million for year to date periods ended July 4, 2006 and July 3, 2007, respectively.  The Subordinated Note was paid in full during the second quarter of 2007.

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

During the quarter ended July 4, 2006, we received consideration of $6,183 and issued 6057 shares of our common stock in connection with the exercises of certain warrants previously granted by us to Mr. Tannenbaum and BET.  We issued these warrants in private financing transactions that occurred between 2000 and 2003.

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

Critical Accounting Policies and Estimates

On January 3, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS 109”) and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we recorded a reduction of approximately $1.8 million of the gross deferred tax asset.  There was no effect to the financial statements due to the existence of a full valuation allowance.

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

Company Overview

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. We have approximately 600 restaurants in 36 states and the District of Columbia under the Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel brands (“Manhattan Bagel”). As a leading fast-casual restaurant chain, our restaurants specialize in high quality foods for breakfast, lunch and afternoon snacks in a café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants in 33 states and the District of Columbia, Noah’s restaurants in three states on the West Coast and Manhattan Bagel restaurants concentrated in the Northeast. Our Einstein Bros. and Noah’s restaurants are company-owned or licensed, while Manhattan Bagel restaurants are all either franchised or licensed.

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

On May 3, 2007, we changed our name from New World Restaurant Group, Inc. to Einstein Noah Restaurant Group, Inc.

Secondary Public Offering of Our Common Stock

On June 13, 2007, we completed a secondary public offering of 5 million shares of common stock resulting in gross proceeds of $90 million.  After underwriting discounts and commissions and other costs of $6.4 million incurred related to the offering, we received net proceeds of $83.6 million. Our common stock is now listed on the

NASDAQ Global Market under the symbol “BAGL.”  We used the net proceeds of the offering to pay down our existing indebtedness.

Current Restaurant Base

As of July 3, 2007, we owned and operated, franchised or licensed 597 restaurants. Our current base of company-owned restaurants under our core brands includes 336 Einstein Bros. restaurants and 74 Noah’s restaurants. Also, we franchise 76 Manhattan Bagel restaurants and license/franchise 103 Einstein Bros. restaurants and three Noah’s restaurants. In addition, we have five restaurants which we operate/franchise under our non-core brands.

Our company-owned restaurants vary in their unit volume, profitability and recent comparable store sales performance. As of July 3, 2007, we had 107 restaurants that generated an average annual unit volume (“AUV”) in excess of $1.0 million. These restaurants have an AUV of approximately $1.2 million and an average gross profit of $336,000. In the aggregate, these restaurants contribute approximately 35.1% of total restaurant sales and 47.7% of total restaurant operating profit. Since 2003, as part of our efforts to improve financial performance, we completed a thorough evaluation of our restaurant base. At the end of 2003, we had 735 restaurants across 33 states and the District of Columbia. Since that time through July 3, 2007, we have closed 68 company-owned restaurants and 160 licensed and franchised restaurants. Most of our closed company-owned restaurants were either located in inferior real estate locations, had an AUV below $550,000 or were either unprofitable or marginally profitable. Substantially all of the franchised restaurants that were closed either:

•      involved the failure of the franchisee to conform with the requirements of the franchise agreement;

•      were geographically located outside Manhattan Bagel’s core market; or

•      were restaurants operating under our non-core brands, Chesapeake Bagel Bakery and New World Coffee.

As of July 3, 2007, we have identified approximately 20 company-owned restaurants that we anticipate closing over the next three years as their leases expire. Generally, these restaurants have an AUV of approximately $550,000 or less and contribute negligible cash flow.

We have recently implemented a number of initiatives in an effort to drive sales and improve profitability, including quality service checklists, secret shopper inspections, improved ordering systems, extension of store operating hours and enhanced training programs. These initiatives have led to positive comparable store sales over the past eleven quarters. In addition, we have started to upgrade restaurants where we have the opportunity to improve sales. The upgrades are intended to provide superior merchandising, enhance our guests’ experience and increase the speed of service while maintaining the neighborhood feel of the restaurants. We are upgrading our Einstein Bros. restaurants based on sales volume, demographic traits and the related cost of the upgrade. Only those restaurants that offer the potential for a superior return on investment are considered for an upgrade. We anticipate the costs of upgrades in the near future to approximate $100,000 per restaurant.

New Restaurant Openings

Using the knowledge gained from our upgrade program, we plan to pursue a measured approach to new company-owned restaurant openings. During 2004, 2005 and 2006, we opened four, four and five new company-owned restaurants, respectively. Our ability to open new restaurants during those years was limited by the capital expenditure restrictions of the debt agreements in place at that time, and with the amendment of our debt facility in June 2007, these limitations have become less restrictive. Our current plan is to open new company-owned restaurants in existing markets where we have an established brand name. Our site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures.

For Einstein Bros., we have targeted Atlanta, Chicago, Las Vegas, Phoenix, and various cities in Florida for development. For Noah’s, we intend to focus our development efforts on Portland, Seattle and various cities in California. In 2007, we plan to open between 11 - 15 new company-owned restaurants. As of July 3, 2007, we have opened one new Noah’s located in Portland, Oregon and one Einstein Bros. located in Las Vegas, Nevada. We are in the process of identifying new restaurant sites for the remainder of 2007 as well as 2008 to ensure that we achieve our development goals.

The following table details our restaurant openings and closings for each respective period:

	Second Quarter		Year-to-Date
	Activity		Activity
	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2006	2007
Einstein Bros.
Company-owned beginning balance	358	336	360	341
Opened restaurants	—	1	1	1
Closed restaurants	(5)	(1)	(8)	(6)
Company-owned ending balance	353	336	353	336

Licensed beginning balance	69	97	67	93
Opened restaurants	2	6	5	10
Closed restaurants	(1)	—	(2)	—
Licensed ending balance	70	103	70	103

Noah’s
Company-owned beginning balance	72	74	73	73
Opened restaurants	—	—	—	1
Closed restaurants	—	—	(1)	—
Company-owned ending balance	72	74	72	74

Licensed beginning balance	3	3	3	3
Opened restaurants	—	—	—	—
Closed restaurants	—	—	—	—
Licensed ending balance	3	3	3	3

Manhattan Bagels
Franchised beginning balance	107	79	109	80
Opened restaurants	—	—	2	—
Closed restaurants	(2)	(3)	(6)	(4)
Franchised ending balance	105	76	105	76

Non-Core Brands
Company-owned beginning balance	2	2	2	2
Opened restaurants	—	—	—	—
Closed restaurants	—	(1)	—	(1)
Company-owned ending balance	2	1	2	1

Franchised beginning balance	10	6	12	6
Opened restaurants	—	—	—	—
Closed restaurants	(2)	(2)	(4)	(2)
Franchised ending balance	8	4	8	4

Consolidated Total
Total beginning balance	621	597	626	598
Opened restaurants	2	7	8	12
Closed restaurants	(10)	(7)	(21)	(13)
Total ending balance	613	597	613	597

Our Sources of Revenue

Company-Owned Restaurant Sales

Approximately 93% of our revenue is generated by restaurant sales at our Einstein Bros. and Noah’s company-owned restaurants. Restaurant sales also include catering sales where the food is prepared at the restaurant and either delivered to or held for pick-up by the guest. The principal factors that affect our restaurant sales in the aggregate are:

•      the number of restaurants in operation for the period,

•      the AUV of the restaurants and

•      the change in comparable store sales.

For the year to date period ended July 3, 2007, approximately 63% of our revenues were generated from restaurant sales during the breakfast hours, 28% were generated during the lunch hours and 9% were generated during the late afternoon hours.

Manufacturing and Commissary Revenue

Approximately 6% of our total revenue is generated by our manufacturing and commissary operations. Our manufacturing revenue is primarily derived from the sale of frozen bagel dough to our franchisees, licensees and third party accounts. Our commissaries generate revenue from the sale of sliced meats (turkey, ham and beef), dairy products (cheese), and pre-portioned salad kits to our licensees. Additionally, our commissaries sell bagels, cream cheese, salad toppers and salads through various supplier relationships, typically with conventional grocery stores as the customer. These products are sold either through a private label program or under the Einstein Bros. or Noah’s brand.

The principal factors affecting manufacturing and commissary revenue are:

•      the number of licensed and franchised restaurants that purchase frozen bagel dough and commissary products from us;

•      sales of our products in existing licensed and franchised restaurants; and

•      sales to third parties, including conventional grocery chains and warehouse clubs.

Franchise and License Revenue

License and franchise revenue consists of a license or franchise fee at the execution of the agreement and ongoing royalty payments based on a percentage of the restaurant’s gross sales. Our costs associated with licensing and franchising are minimal compared with the costs associated with company-owned restaurants. Approximately 1% of our total revenue is generated from these fees. The principal factors affecting license and franchise revenue are the number of licensed and franchised restaurants as well as the level of sales at those restaurants.

Our Primary Costs

Company-Owned Restaurant Costs

Food, Beverage and Packaging Costs. Food, beverage and packaging costs are the largest expense elements at our company-owned restaurants. The most important factor that affects the cost of these products is the underlying cost of the agricultural commodities such as flour, butter, cheese, coffee, turkey and other products. In order to mitigate the impact of rising commodity costs, our suppliers enter into agreements to fix the cost of these products for a specified period of time that is generally one year or less. We do not engage in the practice of buying futures contracts and therefore we do not use derivative accounting. Packaging and distribution costs are primarily affected by the cost of oil because petroleum-based material is often used to manufacture certain packaged products and the cost of diesel fuel affects distribution costs. Although we have generally been able to increase our retail prices at our company-owned restaurants to offset the increased costs of these items, we may not be able to do so in the future.

Commodity based food costs for the first two quarters of 2007 were higher than 2006 but below our forecasted amounts.  Wheat, butter, dairy and cheese represent our largest exposure to agriculture commodity costs.  We utilize an independent third party consulting firm to assist us in managing our exposure to fluctuations in commodity costs.

Based upon our existing purchase agreements already in place as well as our best estimate of commodity costs for the remainder of 2007, we believe that commodity costs will increase in the second half of 2007, but remain within our expectation for the full year.

Most of the fresh produce that we purchase, such as lettuce and tomatoes, is subject to normal market fluctuations. We purchase substantially all of our orange juice from a single supplier that has production in Arizona, California and Florida. During 2006, when citrus orchards in California experienced adverse weather conditions, we were not significantly affected because of our supplier’s multiple sources of production. We have locked in our prices for orange juice for 2007 with this supplier. Accordingly, while the cost of oranges and orange related products is generally increasing, we expect that our cost for orange juice will only slightly increase compared to 2006.

In late 2006, we negotiated contract terms with two new regional distributors. In early 2007, these new distributors began delivering products to our company-owned, licensed and franchised restaurants in the respective geographic regions. Currently, the new distributors are providing a higher level of services at a lower cost for our company-owned restaurants. However, there is no assurance that the new distributors will continue to perform as we expect, or that their cost structure will continue to provide for the cost savings that we anticipate.

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

There is significant competition for personnel and limited availability in the labor pool. In most of the states in which we operate, increases in state minimum hourly wage rates became effective January 1, 2007, and the federal government has recently enacted federal wage increases. Accordingly, we anticipate increases in hourly wages during 2007. We continue to focus on labor efficiencies that may help to offset a portion of the increases in labor costs.

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

Facility, Marketing and Other Costs. Facility, marketing and other costs include rent, common area costs, property taxes and insurance, liability insurance, delivery fees and allocated marketing expenses. We exclude depreciation and amortization expense from company-owned restaurant costs in determining gross profit. Changes in these costs are generally the result of changes in our rent and other related facility costs. Accordingly, these costs are predominantly fixed in nature and are modestly impacted by changes in the volume of products sold.

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

Depreciation and Amortization

Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets. The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2007 will be approximately $11.0 million.

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

	Second quarter ended: (in thousands of dollars)		Increase/ (Decrease)	Second quarter ended: (percent of total revenue)		Year to date ended: (in thousands of dollars)		Increase/ (Decrease)	Year to date ended: (percent of total revenues)
	July 4, 2006	July 3, 2007	2006 vs. 2007	July 4, 2006	July 3, 2007	July 4, 2006	July 3, 2007	2006 vs. 2007	July 4, 2006	July 3, 2007
Revenues:
Company-owned restaurant sales	$91,507	$94,141	2.9%	93.4%	93.2%	$182,087	$183,256	0.6%	93.4%	92.9%
Manufacturing and commissary revenues	5,196	5,682	9.4%	5.3%	5.6%	10,469	11,500	9.8%	5.4%	5.8%
Franchise and license related revenues	1,253	1,232	(1.7%)	1.3%	1.2%	2,476	2,554	3.2%	1.3%	1.3%
Total Revenues	97,956	101,055	3.2%	100.0%	100.0%	195,032	197,310	1.2%	100.0%	100.0%

Cost of sles:
Company-owned restaurant costs	73,964	75,257	1.7%	75.5%	74.5%	147,490	146,589	(0.6%)	75.6%	74.3%
Manufacturing and commissary costs	5,502	5,380	(2.2%)	5.6%	5.3%	10,507	10,802	2.8%	5.4%	5.5%
Total cost of sales	79,466	80,637	1.5%	81.1%	79.8%	157,997	157,391	(0.4%)	81.0%	79.8%

Gross profit:
Company-owned restaurant	17,543	18,884	7.6%	17.9%	18.7%	34,597	36,667	6.0%	17.7%	18.6%
Manufacturing and commissary	(306)	302	*	(0.3%)	0.3%	(38)	698	*	(0.0%)	0.4%
Franchise and license	1,253	1,232	(1.7%)	1.3%	1.2%	2,476	2,554	3.2%	1.3%	1.3%
Total gross profit	18,490	20,418	10.4%	18.9%	20.2%	37,035	39,919	7.8%	19.0%	20.2%

Operating expenses:
General and administrative expenses	9,727	10,855	11.6%	9.9%	10.7%	20,288	21,587	6.4%	10.4%	10.9%
Depreciation and amortization	5,594	2,623	(53.1%)	5.7%	2.6%	11,598	5,042	(56.5%)	5.9%	2.6%
Loss on sale, disposal or abandonment of assets, net	(8)	31	*	(0.0%)	0.0%	13	405	*	0.0%	0.2%
Impairment charges and other related costs	7	166	2271.4%	0.0%	0.2%	83	185	122.9%	0.0%	0.1%
Income from operations	3,170	6,743	112.7%	3.2%	6.7%	5,053	12,700	151.3%	2.6%	6.4%
Other expense:
Interest expense, net	4,712	4,144	(12.1%)	4.8%	4.1%	9,921	8,933	(10.0%)	5.1%	4.5%
Write-off of debt discount upon redemption of senior notes	—	528	*	0.0%	0.5%	—	528	*	0.0%	0.3%
Prepayment penalty upon redemption of senior notes	—	240	*	0.0%	0.2%	4,800	240	(95.0%)	2.5%	0.1%
Write-off of debt issuance costs upon redemption of senior notes	—	2,071	*	0.0%	2.0%	3,956	2,071	(47.6%)	2.0%	1.0%
Other, net	—	—	*	0.0%	0.0%	10	—	(100.0%)	0.0%	0.0%
Income (loss) before taxes	$(1,542)	$(240)	(84.4%)	(1.6%)	(0.2%)	$(13,634)	$928	*	(7.0%)	0.5%
Provision for income taxes	—	10	*	0.0%	0.0%	—	47	*	0.0%	0.0%
Net income (loss)	$(1,542)	$(250)	(83.8%)	(1.6%)	(0.2%)	$(13,634)	$881	*	(7.0%)	0.4%

* not meaningful

Company-Owned Restaurant Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The second quarters in fiscal years 2006 and 2007 ended on July 4, 2006 and July 3, 2007, respectively, and each contained 13 weeks.

Comparable store sales is a key performance indicator widely used throughout the restaurant industry. Comparable store sales is calculated by dividing aggregate sales for stores open for each full week in the current year by aggregate sales for the same stores open for the corresponding full week in the prior year.  Stores must be open for 52/53 weeks before they are included in the calculation. Comparable store sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable store base.

For the second quarter and year to date period of 2007, our comparable store sales increased 5.2% and 3.1%, respectively. The improvement was primarily due to system-wide price increases, growth in total units sold and a slight shift in product mix to higher priced items. We have seen strong comparable store sales performance in all 26 of our upgraded restaurants. The performance of the upgraded restaurants translated into a quarter-over-quarter and year-over-year increase in comparable sales of 12.9 % and 8.6%, respectively, and positively impacted the second quarter and year to date periods of 2007 by 0.5% and 0.4%, respectively. Partially offsetting the increase in revenue for the quarter and year to date periods ended July 3, 2007, was a net decrease in the number of company-owned restaurants. The decrease was a result of planned closures of underperforming restaurants and positively contributes to our restaurant gross profit.

For the second quarter ended July 3, 2007, our restaurant gross profit increased 7.6% when compared to the same period in 2006. The improvement of $1.3 million in our company-owned restaurant gross profit for the quarter was partially driven by profit in comparable stores sales of $0.9 million, a decrease in marketing expense of $0.6 million, and recognition of the gross profit portion of unredeemed gift cards issued prior to 2006 of $0.5 million. These items were partially offset by an increase of approximately $0.3 million due to the net impact of inflationary increases in cost of goods and wage rates, approximately $0.2 million in insurance costs, and approximately $0.2 million in increased common area maintenance expenses.

For the year to date period ended July 3, 2007, our restaurant gross profit increased 6.0% when compared to the same period in 2006. The improvement of $2.1 million in our company-owned restaurant gross profit was partially driven by profit from comparable restaurant sales of $0.4 million, a decrease in marketing expense of $1.3 million, the recognition of the gross profit portion of unredeemed gift cards issued prior to 2006 of $0.5 million, approximately $1.0 million in decreased workers’ compensation loss reserves and a reduction of $0.4 million in quarterly bonus accruals. These items were partially offset by an increase in group insurance of approximately $0.4 million, $0.4 million in higher bank fees, property taxes and repair and maintenance expenses, $0.4 million due the net impact of inflationary increases in cost of goods and wage rates and approximately $0.3 million in increased common area maintenance expenses.

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

During the second quarter and year to date periods ended July 3, 2007, manufacturing and commissary revenues improved $0.5 million and $1.0 million, or 9.4% and 9.8%, respectively, as compared to the same periods in 2006.  This increase was predominantly driven by price increases and an increase in volume of units sold to our more significant customers. The increase in revenue combined with an overhead cost structure that is primarily fixed in nature translated to an improvement in gross profit of approximately $0.6 million and $0.7 million for the second quarter and year to date periods ended July 3, 2007, respectively.

Franchise and License Operations

Revenues for the license and franchise operations consist primarily of initial fees and royalty income earned as a result of sales within licensed and franchised restaurants. Overall, licensee and franchisee revenue increased $78,000, or 3.2% for the year to date period ended July 3, 2007, as compared to the same period of 2006, and declined slightly by $21,000, or 1.7% in the second quarter of 2007, compared to the second quarter of 2006. The year to date increase was predominantly due to improved comparable franchisee/licensee sales in the Manhattan Bagel and Einstein Bros. brands and a net increase of 33 licensed restaurants, slightly offset by a net decrease of 33 franchised restaurants.

General and Administrative Expenses

For the second quarter of 2007, our general and administrative expenses increased $1.1 million, or 11.6% as compared to the second quarter in 2006. Contributing to the increase was $0.8 million in salary expense and $0.7 million in additional stock based compensation expense, $0.2 million in relocating our corporate office, and $0.2 in legal expenses to amend our debt facility, offset by $0.6 million savings in quarterly bonus accruals and a $0.2 million savings in other general and administrative expenses.

For the year to date period ended July 3, 2007, our general and administrative expenses increased $1.3 million, or 6.4% as compared to the same period in 2006. Contributing to the increase was $1.1 million in salary expense; $0.8 million in additional stock based compensation expense; $0.3 million in increased travel and management development expenses, $0.2 million in relocating our corporate office, and $0.2 in legal expenses to amend our debt facility, and $0.4 million in recruiting and referral fees related to our employees, offset by a $1.3 million savings in quarterly bonus accruals and $0.4 savings in other general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2.9 million for the second quarter of 2007 when compared to the second quarter of 2006 and decreased $6.6 million for the year to date period ended July 3, 2007, compared to the same period in 2006. The decrease is primarily due to all of our amortizing intangible assets becoming fully amortized and a substantial portion of our capitalized assets becoming fully depreciated within the second and third quarters of fiscal 2006. Depreciation and amortization expense is predominantly related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001. The sale of certain manufacturing equipment located at the plant of Harlan Bakeries, Inc., our frozen bagel dough supplier, during the first quarter of 2007 also contributed to the decrease in depreciation expense. The assets were classified as held for sale on the consolidated balance sheet as of January 2, 2007. Proceeds from the sale were received in the second quarter of 2007.

Losses and Gains on the Sale, Disposal, or Abandonment of Assets

Gains and losses on the disposal, sale or abandonment of assets represent the difference of proceeds received, if any, and the net book value of an asset. We establish estimated useful lives for our assets, which range from three to eight years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the noncancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives. During the second quarter and year to date period ended July 4, 2006, we recorded an $8,000 gain and a $13,000 loss, respectively on the disposal, sale or abandonment of assets.  During the second quarter and year to date period ended July 3, 2007, we recorded $31,000 and $405,000, respectively in losses on the disposal, sales or abandonment of assets.

Impairment Charges and Other Related Costs

Impairment losses are non-cash charges recorded on long-lived assets, goodwill, trademarks and our other intangible assets. Generally, an indicator of impairment would include significant change in an asset’s ability to generate positive cash flow in the future or in the fair value of an asset. Whenever impairment indicators are determined to be present, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During the second quarter and year to date period ended July 3, 2007, we recorded impairment charges of $0 and $19,000, respectively. During the second quarter and year to date ended July 4, 2006, we recorded $7,000 and $83,000, respectively in impairment charges related to company-owned restaurants. Additionally, we incurred other related costs to close company-owned restaurants of $0 and $166,000 for the quarter and year to date periods ended July 4, 2006 and July 3, 2007, respectively.

Other Expense

On February 28, 2006, we completed a debt refinancing that redeemed our $160 million first lien term loan and retired our $15 million AmSouth revolver. During the first quarter ended 2006, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium on the $160 Million Notes in the amount of $4.8 million.

On June 13, 2007, we completed a secondary public offering of 5 million shares of common stock resulting in gross proceeds of $90.0 million.  After underwriting discounts and commissions and other costs incurred related to the offering of $6.4 million, we received net proceeds of $83.6 million. We used the proceeds of the offering to pay down our existing indebtedness.  On June 28, 2007, we paid off our $65 Million Second Lien Term loan and a portion of our $25 Million Subordinated Note.  During the second quarter, we wrote off $2.1 million of debt issuance costs and paid a $0.2 million redemption premium related to the $65 Million Second Lien Term Loan, and wrote off a $0.5 million discount related to the $25 Million Subordinated Note.

Net Income (Loss) and Income Taxes

Under GAAP, we reported net loss for the second quarter of 2007 of $0.3 million as compared to net loss of $1.5 million for the second quarter of 2006. We reported net income of $0.9 million for the year to date period ended July 3, 2007 as compared to the net loss of $13.6 million for the same period in 2006. For tax purposes, our net operating loss carryforward reduced our federal and state income tax liability incurred for the second quarter of 2007. We have recorded a provision for income taxes in the amount of $10,000 for the second quarter 2007 and $47,000 for the year to date period ended July 3, 2007 as a result of our estimate of alternative minimum income tax due on taxable earnings and our estimate of state income tax.

As of July 3, 2007, our net operating loss carryforwards for U.S. federal income tax purposes were $153.7 million, $95.7 million of which are subject to an annual usage limitation of $4.7 million, and were subject to the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands of dollars)
12/31/2010	$1,660
12/31/2011	4,862
12/31/2012	9,589
12/31/2018	14,553
12/31/2019	6,862
12/31/2020	10,424
12/31/2021	10,515
12/31/2022	35,688
12/31/2023	40,649
12/31/2024	11,938
12/31/2025	5,391
12/31/2026	1,552
$153,683

Our ability to utilize the approximately $58.0 million of our net operating losses that are not currently subject to limitation could become limited, and our ability to utilize our remaining net operating losses could be limited further, in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.

Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109 we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

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

Based upon our projections for the remainder of 2007 and throughout 2008, we believe our various sources of capital, including availability under existing debt facilities, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Secondary Public Offering of Our Common Stock

On June 13, 2007, we completed a $90 million secondary public offering of our common stock.  After underwriting discounts and commissions of $6.4 million, we received net proceeds of $83.6 million.  The net proceeds were used to repay our $65.0 million Second Lien Term Loan, repay a portion of our $25 million Subordinated Note held by Greenlight Capital, L.L.C. (“Greenlight”) and to pay for the offering costs.  Additionally, on June 28, 2007, we repaid the remaining portion of the $25 million Subordinated Note held by Greenlight by using a portion of the incremental debt proceeds under the amended debt facility.

June 2007 Debt Redemption and Amended First Lien Term Loan

In June 2007, we amended our debt facility from $95.0 million to $110.0 million. As part of this amendment we increased the amount of our existing revolving credit facility from $15.0 million to $20.0 million and modified our term loan from a principal amount of $80.0 million to $90.0 million and repaid the remaining amount of the $25 Million Subordinated Note as noted above. The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs and a portion of the revolving credit facility remains available for letters of credit. We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, being based on our consolidated leverage ratio with an applicable margin of 2.00% plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At July 3, 2007, we had $6.7 million in letters of credit outstanding. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $13.3 million at July 3, 2007.

In addition, we have obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57.0 million which may be used if needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock, which is not due until June 2009.

We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

Working Capital Deficit

At July 3, 2007, we had unrestricted cash of $7.1 million and restricted cash of $2.0 million. Under our Revolving Facility, there were no outstanding borrowings, $6.7 million in letters of credit outstanding and borrowing availability of $13.3 million. Our working capital deficit improved $5.4 million to $2.6 million at July 3, 2007 compared to $8.0 million at January 2, 2007.

Cash Provided by Operations

Due to increased profitability at our company-owned restaurants and the timing of operational receipts and payments, net cash generated by operating activities was $8.3 million through the second quarter of 2007 compared to $4.3 million for the comparable period in 2006. Net income was $0.9 million for the year to date period in 2007 and was adjusted for non-cash items of depreciation and amortization expense of $5.0 million, stock based compensation expense of $1.3 million and the write off of $2.1 million of debt issuance costs to arrive at cash provided by operating activities. Net loss for the same period in 2006 was $13.6 million and was adjusted for non-cash items of depreciation and amortization expense of $11.6 million, stock based compensation expense of $0.4 million and the write off of $4.0 million in debt issuance costs to arrive at cash provided by operating activities.

Cash Used in Investing Activities

During the year to date period ended July 3, 2007, we used approximately $12.4 million of cash used to purchase additional property and equipment that included $2.6 million to open two new restaurants, $1.1 million for upgrading existing restaurants, $4.5 million for replacement of old equipment with new equipment at our existing company-owned restaurants, $1.1 million for our manufacturing operations, $1.3 million for general corporate purposes, and $1.8 for leasehold improvements and build-out related to our new corporate headquarters.  We estimate the total capital cost for our new corporate headquarters will be $2.4 million.

During the year to date period ended July 4, 2006, we used approximately $5.4 million of cash to purchase additional property and equipment that included $0.7 million for new restaurants, $1.4 million for upgrading existing restaurants, $2.0 million for replacement of old equipment with new equipment at our existing company-owned restaurants, $0.4 million for our manufacturing operations and less than $0.9 million for general corporate purposes.

We anticipate that the majority of our capital expenditures for fiscal 2007 will be focused on the addition of 11 — 15 new company-owned restaurants during 2007 at an average gross capital investment of approximately $550,000 per restaurant, which varies depending upon square footage, layout and location. We also intend to upgrade approximately 37 of our current restaurants to the front of the house configuration of our prototype restaurant, during 2007. The upgrade includes new self-service coolers, an expanded coffee bar, and a separate station for quick “to go” items. Finally, we plan to acquire additional equipment for new menu items and an improved ordering system that uses wireless technology to reduce the time our guests wait in line before they receive their food.

Cash Used in Financing Activities

As a result of our June 13, 2007 secondary public offering of common stock, we received $90.0 million in cash, and incurred $6.4 million in stock issuance costs. Concurrent with our June 28, 2007 amendment to our First Lien Term Loan, we drew down an additional $11.9 million in debt and incurred an additional $0.8 million in debt issuance costs.  The funds from these two transactions were used to pay off the $65.0 million Second Lien Term Loan and the $25.0 Million Subordinated Note and $2.5 million of related paid-in-kind interest on the Subordinated Note.

For the same period in 2006, and as a result of our refinancing of our $160 Million Notes with $170 million in new term loans in February 2006, we borrowed $169.4 million in term loans and incurred approximately $5.0 million in debt issuance costs. Upon closing of our new debt facility, we began amortizing these costs and the debt issuance costs related to our $160 Million Notes and AmSouth revolver were written-off.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of July 3, 2007:

	Payments Due by Fiscal Period
	2007	2008 to 2010	2011 to 2012	2013 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$25,901	$—	$—	$—	$25,901
Senior notes and other long-term debt	730	2,755	87,075	—	90,560
Estimated interest expense on our Debt Facility (a)	3,017	20,484	10,965	—	34,466
Manditorily Redeemable Series Z Preferred Stock	—	57,000	—	—	57,000
Minimum lease payments under capital leases	45	133	3	—	181
Minimum lease payments under operating leases	25,779	54,730	13,179	5,839	99,527
Purchase obligations (b)	3,863	—	—	—	3,863
Other long-term obligations (c)	—	683	506	5,833	7,022
Total	$59,335	$135,785	$111,728	$11,672	$318,520

(a)    Calculated as of July 3, 2007, using the LIBOR and U.S. Prime rates, plus the applicable margin in effect. Because the interest rates on the first lien term loan facility and the revolving credit facility are variable, actual payments could differ materially.

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

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts.   We recorded a $50,000 liability for our exposure under the guarantees in accordance with SFAS No. 5 following a probability related approach. Minimum future rental payments remaining under all remaining leases were approximately $1.4 million as of July 3, 2007. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

We have $6.7 million in letters of credit outstanding under our Revolving Facility at July 3, 2007. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation related to certain workers compensation claims or distributor claims.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

During the first quarters ended July 4, 2006 and July 3, 2007, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Approximately $0.4 million and $0.9 million of sales shipped internationally are included in manufacturing and commissary revenue for the second quarter in 2006 and 2007, respectively.

Our debt as of July 3, 2007 was principally comprised of the amended Revolving Facility and First Lien Term Loan. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our Revolving Facility and First Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would decrease our net income by approximately $0.9 million annually, assuming no change in the size or composition of debt at July 3, 2007. Currently, the interest rates on our First Lien Term Loan and Revolving Facility are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

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

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 3, 2007. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the year to date period ended July 3, 2007, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
EINSTEIN NOAH RESTAURANT GROUP, INC.

Item 1.    Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 10 to our Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, the granting of franchises and licenses and other matters, and are generally accompanied by words such as: believes, anticipates, estimates, predicts, expects, and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows.

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

Changes in our guests’ spending habits could also have a material adverse effect on our sales. A variety of factors could affect discretionary consumer spending, including national, regional and local economic conditions, weather, inflation, consumer confidence, effect of credit markets and energy costs. Adverse changes in any of these factors could reduce consumers’ discretionary spending which in turn could reduce our guest traffic or average check. For example, traffic to restaurants industry-wide was adversely affected in 2006 and 2007 as a result of reduced consumer spending due to rising fuel and energy costs. Adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business prospects, financial condition, operating results and cash flows. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic and other conditions.

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

Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives including: developing new menu offerings and broadening our offerings across multiple dayparts, improving our ordering and production systems, expanding our catering program and upgrading our restaurants is dependent in part on our ability to predict and satisfy consumer preferences. Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, find available contractors, obtain licenses and permits, locate and train appropriate staff and properly manage the new restaurant. Our success in opening new licensed and franchised restaurants is dependent upon, among other factors, our ability to: attract quality businesses to invest in our core brands, maintain the effectiveness of our franchise offering circulars in target states, offer restaurant solutions for a variety of location types and the ability of our licensees and franchisees to: find suitable locations, reach acceptable lease terms, have adequate capital, find available contractors, obtain licenses and permits, locate and train staff appropriately and properly manage the new restaurants. Accordingly, we may not be able to open or upgrade as many restaurants or grant as many franchises or licenses as we project or otherwise execute on our strategy. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

The level of growth in comparable store sales significantly affects our overall sales growth and will be a critical factor affecting profit growth. Our ability to increase comparable store sales depends in part on our ability to offer hospitality and attractive menu items, and successfully implement our initiatives to increase throughput, such as increasing the speed at which our employees serve each guest. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual restaurants. It is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative and could adversely impact our sales and profit growth. We expect the rate of increases in quarterly comparable store sales to decline compared to prior years.

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

The cost of natural resources, such as energy, together with the availability and quality of our raw ingredients affect our results of operations.

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

The cost of energy impacts our results of operations in several ways.  We have seen our cost of electricity gradually increase over time. Distribution costs related to fuel are included in our costs, including commodity purchases, and have impacted our operations negatively. Additionally, travel costs, primarily airline fares, have been steadily increasing nationwide. These costs impact our results of operation currently and could impact us negatively in the future.

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

We depend on our network of independent regional distributors to distribute frozen bagel dough and other products and materials to our company-owned, licensed and franchised restaurants. Any failure by one or more of our distributors to perform as anticipated, or any disruption in any of our distribution relationships for any reason, would subject us to a number of risks, including inadequate products delivered to our restaurants, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries. Any of these events could harm our relationships with our franchisees or licensees, or diminish the reputation of our menu offerings or our brands in the marketplace. In addition, a negative change in the volume of products ordered from our distributors by our company-owned, franchised and/or licensed restaurants could increase our distribution costs. These risks could have a material adverse effect on our business, financial condition and results of operations.

In late 2006, we negotiated contract terms with two new regional distributors. In early 2007, these new distributors began delivering products to our company-owned, licensed and franchised restaurants in the respective geographic regions. We believe the new distributors will provide a higher level of performance at a lower cost. However, the new distributors may not perform as we expect, or their cost structure may not provide for the cost savings that we anticipate.

Increasing labor costs could adversely affect our results of operations and cash flows.

We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. Increases in state minimum hourly wage rates in most of the states in which we operate became effective January 1, 2007, and the federal government has recently enacted minimum wage increases. Increases in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

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

We have a considerable amount debt and are substantially leveraged. As of July 3, 2007, we had $90.0 million in term loans outstanding.  We also have $57.0 million of mandatorily redeemable preferred stock due June 30, 2009.  In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other things, could:

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

Economic, financial, competitive, legislative and other factors beyond our control may affect our ability to generate cash flow from operations to make payments on our indebtedness and to fund necessary working capital. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we ar unable to generate sufficient cash flow to make payments on our debt, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing our debt on terms that are not favorable to us, selling assets or issuing additional equity securities. We may not be able to accomplish any of these alternatives on satisfactory terms, if at all, and even if accomplished, they may not yield sufficient funds to service our debt.

We must comply with certain covenants inherent in our debt agreements to avoid defaulting under those agreements.

Our current debt agreements contain certain covenants, which, among others, include certain financial covenants such as limitations on capital expenditures, maintenance of the business, use of proceeds from sales of assets and consolidated leverage and fixed charge coverage ratios as defined in the agreements. The covenants also preclude the declaration and payment of dividends or other distributions to holders of our common stock. We are subject to multiple economic, financial, competitive, legal and other risks that are beyond our control and could harm our future financial results. Any adverse effect on our business or financial results could affect our ability to maintain compliance with our debt covenants, and any failure by us to comply with these covenants could result in an event of default. If we were to default under our covenants and such default were not cured or waived, our indebtedness could become immediately due and payable, which could render us insolvent.

We face the risk of adverse publicity and litigation in connection with our operations.

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit our future performance. There is also a risk of litigation from our franchisees with regard to the terms of our franchise arrangements. We have been subject to a variety of these and other claims from time to time, and although these claims have not historically had a material impact on our operations, a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

We rely in part on our licensees and franchisees and the manner in which they operate their restaurants to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful restaurants in their respective areas. In addition, licensees and franchisees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of licensees and franchisees to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates. As we offer and grant franchises for our Einstein Bros. brand, our reliance on our franchisees is expected to increase in proportion to growth of the franchisee base. With respect to franchising our Einstein Bros. brand, we may not be able to identify franchisees that meet our criteria, or to enter into franchise area development agreements with prospective franchisee candidates that we identify. As a result, our franchise program for the Einstein Bros. brand may not grow at the rate we currently expect, or at all.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further as a result of the secondary public offering of our common stock.

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

As of July 3, 2007, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $153.7 million. As a result of prior ownership changes, approximately $95.7 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million. Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, such offering may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control). In either event, the occurrence of an additional ownership change would limit our ability to utilize the approximately $58.0 million of our NOLs that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOLs and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flow. There can be no assurance that we will realize any U.S. federal income tax benefit from any of our net operating loss carryforwards. Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 68.2% of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of the members of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight.

We have listed our common stock on the NASDAQ Global Market. NASDAQ rules will require us to have an audit committee consisting entirely of independent directors. However, under NASDAQ rules, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and is exempt from several other corporate governance rules, including the requirement that companies have a majority of independent directors and independent director involvement in the selection of director nominees and in the determination of executive compensation. As a result, our stockholders will not have, and may never have, the protections that these rules are intended to provide.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder, Greenlight, beneficially owns approximately 68.2% of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Shareholders of the Company was held on May 3, 2007. The Company’s Proxy Statement dated April 3, 2007, as filed with the Securities Exchange Commission (“SEC”) on April 4, 2007 and as amended on April 24, 2007, as filed with the SEC on April 26, 2007, is incorporated herein by reference.

(b)           Each of the nominees, as described in the Proxy Statement referenced above, was re-elected as a director to hold office until the next Annual Meeting of Shareholders or until his successor is elected and qualified.

Nominee Name	Votes For	Votes Against or Withheld
Michael W. Arthur	10,372,818	11,031
E. Nelson Heumann	10,371,283	12,566
James W. Hood	10,372,818	11,031
Frank C. Meyer	10,372,818	11,031
Paul J.B. Murphy III	10,371,283	12,566
S. Garrett Stonehouse, Jr.	10,372,818	11,031
Leonard Tannenbaum	10,372,818	11,031

(c)           The following matters were also voted upon at the meeting and approved by the Shareholders:

1.     Proposal to approve an amendment to the Restated Certificate of Incorporation to change the Corporation’s name to Einstein Noah Restaurant Group, Inc.

Votes For	Votes Against	Abstentions
10,368,568	15,248	33

2.     Proposal to approve an amendment to the Stock Option Plan for Independent Directors to increase the number of authorized shares for issuance under the Plan.

Votes For	Votes Against	Abstentions
10,001,660	9,301	72

3.     Proposal to approve an amendment to the Executive Employee Incentive Plan to increase the number of authorized shares for issuance under the Plan to 2,000,000.

Votes For	Votes Against	Abstentions
9,380,843	—	—

4.     Proposal to ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending January 1, 2008

Votes For	Votes Against	Abstentions
10,378,564	3,943	1,342

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date:	August 10, 2007	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	August 10, 2007	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer and Principal Accounting Officer