Form 10-Q
period 2007-10-02
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2007-11-13
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2007

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

As of November 6, 2007 there were 15,812,879 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

October 2, 2007

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 2, 2007 AND OCTOBER 2, 2007

(in thousands, except share information)

(unaudited)

	January 2, 2007	October 2, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,477	$11,991
Restricted cash	2,403	1,747
Franchise and other receivables, net of allowance of $505 and $478, respectively	6,393	6,281
Inventories	4,948	5,210
Prepaid expenses and other current assets	4,529	5,029
Assets held for sale	1,144	—
Total current assets	24,894	30,258

Restricted cash long-term	284	278
Property, plant and equipment, net	33,889	43,266
Trademarks and other intangibles, net	63,806	63,806
Goodwill	4,875	4,875
Debt issuance costs and other assets, net	5,406	3,788

Total assets	$133,154	$146,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,347	$6,555
Accrued expenses	25,855	22,780
Short term debt and current portion of long-term debt	3,605	1,180
Current portion of obligations under capital leases	76	78
Total current liabilities	32,883	30,593

Senior notes and other long-term debt, net of discount	166,556	89,155
Obligations under capital leases	124	64
Other liabilities	8,822	10,164
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000

Total liabilities	265,385	186,976

Commitments and contingencies (see Note 10)

Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 10,596,419 and 15,812,879 shares issued and outstanding	11	16
Additional paid-in capital	176,797	262,493
Accumulated deficit	(309,039)	(303,214)
Total stockholders’ deficit	(132,231)	(40,705)

Total liabilities and stockholders’ deficit	$133,154	$146,271

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRD QUARTER AND YEAR TO DATE PERIODS ENDED OCTOBER 3, 2006 AND OCTOBER 2, 2007

(in thousands, except earnings per share and related share information)

(unaudited)

	Third quarter ended:		Year to date ended:
	October 3, 2006	October 2, 2007	October 3, 2006	October 2, 2007
Revenues:
Company-owned restaurant sales	$89,213	$93,026	$271,300	$276,283
Manufacturing and commissary revenues	5,257	5,910	15,725	17,409
Franchise and license related revenues	1,282	1,442	3,759	3,996

Total revenues	95,752	100,378	290,784	297,688

Cost of sales:
Company-owned restaurant costs	72,187	74,527	219,677	221,116
Manufacturing and commissary costs	5,445	6,330	15,952	17,132

Total cost of sales	77,632	80,857	235,629	238,248

Gross profit	18,120	19,521	55,155	59,440

Operating expenses:
General and administrative expenses	9,750	9,794	30,038	31,381
Depreciation and amortization	2,640	2,868	14,238	7,910
Loss (gain) on sale, disposal or abandonment of assets, net	193	25	206	429
Impairment charges and other related costs	51	28	134	213

Income from operations	5,486	6,806	10,539	19,507
Other expense:				—
Interest expense, net	4,749	1,752	14,670	10,685
Write-off of debt discount upon redemption of senior notes	—	—	—	528
Prepayment penalty upon redemption of senior notes	—	—	4,800	240
Write-off of debt issuance costs upon redemption of senior notes	—	—	3,956	2,071
Other	(15)	—	(5)	—

Income (loss) before income taxes	752	5,054	(12,882)	5,983
Provision for income taxes	—	111	—	158

Net income (loss)	$752	$4,943	$(12,882)	$5,825

Net income (loss) per common share – Basic	$0.07	$0.31	$(1.25)	$0.46
Net income (loss) per common share – Diluted	$0.07	$0.30	$(1.25)	$0.43

Weighted average number of common shares outstanding:
Basic	10,593,085	15,772,931	10,276,464	12,718,051
Diluted	11,036,527	16,572,486	10,276,464	13,436,884

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR TO DATE PERIODS ENDED OCTOBER 3, 2006 AND OCTOBER 2, 2007

(in thousands)

(unaudited)

	October 3, 2006	October 2, 2007
OPERATING ACTIVITIES:
Net income (loss)	$(12,882)	$5,825
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,238	7,910
Stock based compensation expense	546	1,588
Loss, net of gains, on disposal of assets	206	429
Impairment charges and other related costs	134	213
Provision for losses on accounts receivable, net	158	25
Amortization of debt issuance and debt discount costs	620	545
Write-off of debt issuance costs	3,956	2,071
Write-off of debt discount	—	528
Paid-in-kind interest	1,113	904
Changes in operating assets and liabilities:
Franchise and other receivables	(509)	87
Accounts payable and accrued expenses	1,832	1,973
Other assets and liabilities	9	(2,829)

Net cash provided by operating activities	9,421	19,269

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,570)	(18,255)
Proceeds from the sale of equipment	165	1,166

Net cash used in investing activities	(10,405)	(17,089)

FINANCING ACTIVITIES:
Proceeds from secondary common stock offering	—	90,000
Costs incurred with offering of our common stock	—	(6,666)
Proceeds from line of credit	24	—
Repayments of line of credit	(24)	—
Payments under capital lease obligations	(34)	(58)
Repayment of notes payable	(160,000)	—
Borrowings under First Lien	80,000	11,900
Repayments under First Lien	(950)	(700)
Borrowing under Second Lien	65,000	—
Repayments under Second Lien	—	(65,000)
Borrowings under Subordinated Note	24,375	—
Repayments under Subordinated Note	—	(25,000)
Debt issuance costs	(4,916)	(921)
Proceeds upon stock option and warrant exercises	187	779

Net cash provided by financing activities	3,662	4,334

Net increase in cash and cash equivalents	2,678	6,514
Cash and cash equivalents, beginning of period	1,556	5,477
Cash and cash equivalents, end of period	$4,234	$11,991

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR TO DATE PERIOD ENDED OCTOBER 2, 2007

(in thousands, except share information)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid In	Deficit
	Shares	Amount	Capital	Amount	Total

Balance, January 2, 2007	10,596,419	$11	$176,797	$(309,039)	$(132,231)
Net income	—	—	—	5,825	5,825
Common stock issued upon stock option exercise	216,460	—	779	—	779
Common stock issued in secondary offering	5,000,000	5	89,995	—	90,000
Costs to issue common stock	—	—	(6,666)	—	(6,666)
Stock based compensation expense	—	—	1,588	—	1,588

Balance, October 2, 2007	15,812,879	$16	$262,493	$(303,214)	$(40,705)

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

For the Third Quarters and Year to Date Periods ended October 3, 2006 and October 2, 2007

1.              Basis of Presentation

The consolidated financial statements of Einstein Noah Restaurant Group, Inc. (formerly New World Restaurant Group, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of October 2, 2007, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

The consolidated financial statements as of October 2, 2007 and for the quarter and year to date periods ended October, 3, 2006 and October 2, 2007 have not been audited. The balance sheet information as of January 2, 2007 has been derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 2, 2007. We believe that the disclosures are sufficient for interim financial reporting purposes.

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

Our stock-based compensation cost for the third quarters ended October 3, 2006 and October 2, 2007 was $139,000 and $338,000, respectively, and $0.5 million and $1.6 million for the year to date periods ended October 3, 2006 and October 2, 2007, respectively, and has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Third quarter ended:		Year to date ended:
	October 3,	October 2,	October 3,	October 2,
	2006	2007	2006	2007
Expected life of options and SARs from date of grant	4.0 years	4.0 years	4.0 years	4.0 years
Risk-free interest rate	4.8%	4.13 - 4.85%	4.4 - 4.8%	4.13 - 5.02%
Volatility	100.0%	29.0%	100.0%	28 - 97%
Assumed dividend yield	0.0%	0.0%	0.0%	0.0%

The expected term of options and SARs is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. During the quarter ended October 2, 2007, we updated the assumptions of our implied volatility based on the mean reverting average of our stock’s historical volatility, and our industry peer group of competitors whose shares are traded on the public markets, adjusted to reflect anticipated behavior specific to the Company. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our debt facility. The use of our competitors’ historical data to calculate the volatility is directly related to our recent listing on the NASDAQ and not having enough history to refine our estimate. We have not historically paid any dividends and are currently precluded from doing so under our debt covenants.

As of October 2, 2007, we had approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 3.1 years. Total compensation costs related to the non-vested awards outstanding as of October 2, 2007 will be fully recognized by second quarter of fiscal 2010, which represents the end of the requisite service period.

Stock Plans

1994 and 1995 Plans

Our 1994 Stock Plan (“1994 Plan”) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the board of directors terminated the authority to issue any additional options under the 1994 Plan. As of October 2, 2007, all options under the 1994 Plan had expired.

Our 1995 Directors’ Stock Option Plan (“Directors’ Option Plan”) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our board of directors terminated the authority to issue any additional options under the Directors’ Option Plan. As of October 2, 2007, options to purchase 1,826 shares of common stock at a weighted average exercise price of $38.16 per share and a weighted average remaining contractual life of 3.68 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our board of directors adopted the Executive Employee Incentive Plan, as amended on December 19, 2003, March 1, 2005, February 28, 2007 and April 24, 2007 (“2003 Plan”). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The board of directors has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 2,000,000 shares reserved for issuance pursuant to options granted under the 2003 Plan. Options generally are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest upon service. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and financial performance. Options that do not vest due to the failure to achieve specific financial performance criteria are forfeited. Options to purchase approximately 165,077 shares of our common stock, which are not yet exercisable, are subject to financial performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. As of October 2, 2007, there were 683,703 shares reserved for future issuance under the 2003 Plan.

In February 2007, we granted options to purchase 124,250 shares of our common stock relating to the secondary public offering as further described in Note 6. The option awards vested upon closing of the offering and we recognized approximately $470,000 in stock-based compensation expense.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our board of directors adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, as amended on March 1, 2005 and February 28, 2007 (“2004 Directors’ Plan”). Our board of directors may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holders consent. A total of 300,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for 5 years from the date of grant unless earlier terminated. As of October 2, 2007, there were 114,192 shares reserved for future issuance under the 2004 Directors’ Plan.

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

The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant. The rights expire upon the earlier of termination date of the SAR Plan or termination of employment and typically vest over a two-year service period. Generally, 50% of rights granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of rights granted vest based on financial performance. Rights to approximately 52,975 shares of our common stock, which are not yet exercisable, are subject to financial performance conditions. We will recognize compensation costs for performance based stock appreciation rights over the requisite service period when conditions for achievement become probable. Rights that do not vest are forfeited. As of October 2, 2007, there were 44,050 shares reserved for future issuance under the SAR Plan.

James W. Hood Stock Award Agreement

On May 3, 2007, our board of directors adopted the James W. Hood Stock Award Agreement (the “Stock Award Plan”). The Stock Award Plan provides for the issuance of 22,000 shares of our common stock to Mr. Hood as inducement for accepting employment with us as our Chief Marketing Officer. The common stock award includes 7,333 shares that have no restrictions, 7,333 shares that become unrestricted on the first anniversary and 7,334 shares that become unrestricted on the second anniversary of the date of grant, provided that Mr. Hood is continuously employed by us on those dates. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. Included in our total stock based compensation expense of $1.6 million for the year to date period ended October 2, 2007 was $219,000 related to this agreement.

Stock Option Plan Activity

Transactions during the year to date period ended October 2, 2007 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	Options	Price	Value	Value	Life (Years)
Outstanding, January 2, 2007	993,707	$3.79
Granted	488,958	$12.68
Exercised	(194,460)	$4.01
Forfeited	(26,721)	$4.63
Outstanding, October 2, 2007	1,261,484	$7.18	$3.72	$14,464,322	7.54
Exercisable and vested, October 2, 2007	694,342	$4.48	$3.15	$9,837,124	6.32

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 2, 2007	370,045	$2.81
Granted	488,958	$5.46
Vested	(318,565)	$4.06
Forfeited	26,704	$3.15
Non-vested shares, October 2, 2007	567,142	$4.41

Stock Appreciation Rights Plan Activity

Transactions during the year to date period ended October 2, 2007 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	SARs	Price	Value	Value	Life (Years)
Outstanding, January 2, 2007	—	$—
Granted	115,300	$11.08
Exercised	—	$—
Forfeited	(9,350)	$8.34
Outstanding, October 2, 2007	105,950	$11.32	$5.55	$776,099	4.50
Exercisable and vested, October 2, 2007	—	$—	$—	$—	—

		Weighted
	Number	Average
	of	Grant Date
	SARs	Fair Value
Non-vested shares, January 2, 2007	—	$—
Granted	115,300	$5.55
Vested	—	$—
Forfeited	(9,350)	$5.59
Non-vested shares, October 2, 2007	105,950	$5.55

3.              Supplemental Cash Flow Information

	October 3, 2006	October 2, 2007
	2006	2007
	(in thousands of dollars)
Cash paid during the year to date period ended:
Interest related to:
$160 Million Notes	$3,293	$—
Term Loans	7,137	9,401
$25 Million Subordinated Note	979	825
Other	411	231

Prepayment penalty upon redemption of debt	$4,800	$240

Non-cash investing activities:

Non-cash purchase of equipment through capital leasing	$168	$—

Non-cash addition of leasehold improvements provided by lessor	$—	$1,672

Change in accrued expenses for purchases of property and equipment	$970	$(2,170)

4.              Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 2,	October 2,
	2007	2007
	(in thousands of dollars)
Finished goods	$3,835	$3,827
Raw materials	1,113	1,383
Total inventories	$4,948	$5,210

5.              Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of October 2, 2007, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros. and Manhattan Bagel trademarks.

During the year to date periods ended October 3, 2006 and October 2, 2007, there were no events or changes in circumstances that indicated that our intangible assets might be impaired or may not be recoverable.

6.              Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following:

	January 2,	October 2,
	2007	2007
	(in thousands of dollars)
$90 Million Amended First Lien Term Loan	$78,575	$89,775
$65 Million Second Lien Term Loan	65,000	—
$25 Million Subordinated Note	26,026	—
New Jersey Economic Development Authority Note Payable	560	560
	$170,161	$90,335
Less current portion of senior notes and other long-term debt	3,605	1,180
Senior notes and other long-term debt	$166,556	$89,155

June 2007 Debt Redemption and Amended First Lien Term Loan

On June 13, 2007, we completed a $90 million secondary public offering of 5 million shares of our common stock. After stock issuance costs of $6.7 million related to the offering, we received net proceeds of $83.3 million. The net proceeds were used to repay our $65.0 million Second Lien Term Loan, repay a portion of our $25 million Subordinated Note held by Greenlight Capital, L.L.C. (“Greenlight”) and to pay for the offering costs. Additionally, on June 28, 2007, we repaid the remaining portion of the $25 million subordinated note held by Greenlight by using a portion of the incremental debt proceeds under the amended debt facility, as described below.

On June 28, 2007, we amended our debt facility to increase it to $110 million, comprised of a $20 million revolving credit facility and a modified term loan with a principal amount of $90 million. The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs. In addition, all of the revolving credit facility is available for letters of credit. We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, of an applicable margin being based on our consolidated leverage ratio with an applicable margin of 2.00% plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At October 2, 2007, we had $6.7 million in letters of credit outstanding. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $13.3 million at October 2, 2007.

Both the revolving credit facility and the term loan facility have a five-year term and are secured by substantially all of our assets and guaranteed by our subsidiaries. Borrowings under this senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. The applicable margin for LIBOR loans ranges from 1.75% to 2.25% and for base rate loans ranges from 0.75% to 1.25%, depending on the level of our consolidated leverage ratio (defined as in our current credit facilities). Upon the occurrence of a payment event of default which is continuing, all amounts due under the senior secured credit facility bear interest at 2.0% above the interest rate otherwise applicable. The outstanding amount of the term loan is amortizable on a quarterly basis by an amount equal to 0.25% of the original principal amount of the term loan. Any amounts remaining unpaid will be due and payable on the maturity date. At October 2, 2007 the stated interest rate under the First Lien Term Loan was 7.40%.

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

The revolving facility and the first lien term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. The ratio covenants are based on a Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) calculation (as defined in our loan agreement) and are measured on a twelve month period ending on the last day of each fiscal quarter. The loan is guaranteed by our material subsidiaries. The revolving facility, the first lien term loan and the related guarantees are secured by a first priority security interest in all of our assets and our material subsidiaries, including a pledge of 100% of our interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary. As of October 2, 2007, we were in compliance with all our financial and operating covenants.

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

The facility is fully amortizing with annual aggregate principal reductions payable in quarterly installments over the term of the loan as follows:

For the 2008 fiscal year ending January 1, 2008	$0.7 million
For the 2009 fiscal year ending December 30, 2009	$0.9 million
For the 2010 fiscal year ending December 29, 2010	$0.9 million
For the 2011 fiscal year ending December 28, 2011	$1.1 million
For the 2012 fiscal year ending January 3, 2012	$86.0 million

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

On July 3, 2003, we placed an advanced funding of the note in escrow to enact a debt defeasance as allowed for in the agreement. This advanced funding is shown as restricted cash and the note is included in both current portion and long-term portion of debt in the January 2, 2007 and October 2, 2007 consolidated balance sheets in accordance with the payment terms. This classification will continue until the note is fully paid from the escrow amount proceeds.

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

The following table summarizes the weighted average number of common shares outstanding, and the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Quarter ended:		Year to date period ended:
	October 3,	October 2,	October 3,	October 2,
	2006	2007	2006	2007

Net income (loss) (a)	$752	$4,943	$(12,882)	$5,825

Basic weighted average shares outstanding (b)	10,593,085	15,772,931	10,276,464	12,718,051
Dilutive effect of stock options and SARs	443,442	799,555	—	718,833
Diluted weighted average shares outstanding (c)	11,036,527	16,572,486	10,276,464	13,436,884
Basic earnings (loss) per share (a)/(b)	$0.07	$0.31	$(1.25)	$0.46
Diluted earnings (loss) per share (a)/(c)	$0.07	$0.30	$(1.25)	$0.43

Antidilutive stock options, SARs and warrants	2,673	213,064	1,025,414	261,914

8.     Income Taxes

As of October 2, 2007, net operating loss carryforwards of $151.9 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. Our ability to utilize our net operating losses, including those that are not currently subject to limitation, could be limited or further limited in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.

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

We are subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We remain subject to examination by U.S. federal, state and local tax authorities for tax years 2004 through 2007. With a few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2003 and prior.

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

During the quarters ended October 3, 2006 and October 2, 2007, we recorded $29,000 and $0, respectively, and for the year to date periods ended October 3, 2006 and October 2, 2007, we recorded $112,000 and $19,000, respectively in impairment charges. Additionally, the Company incurred other related costs to close company-owned restaurants of $22,000 and $28,000 for the quarter ended October 3, 2006 and October 2, 2007, respectively, and $22,000 and $194,000 for the year to date periods ended October 3, 2006 and October 2, 2007, respectively.

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

On August 31, 2007, the Company was served in an action brought by Fiera Foods Company in Ontario Canada Superior Court of Justice. Plaintiff claims that the Company failed to negotiate in good faith towards a frozen bagel dough supply agreement, which was not concluded, and made misrepresentations in the negotiations. Fiera is seeking damages of $17.0 million (Canadian dollars), including detrimental reliance on misrepresentations, lost profits, interest and costs. The Company believes that these claims are not valid and has filed its Defense.

On September 18, 2007, Eric Mathistad, a former store manager, filed a punitive class action against the Company in the Superior Court of California for the State of California, County of San Diego. The plaintiff alleges that defendants failed to pay overtime wages to “salaried restaurant employees” of its California stores who were improperly designated as exempt employees, and that these employees were deprived of mandated meal periods and rest breaks. Plaintiff alleges that these actions were in violation of the California Labor Code Sections 1194, et seq., 500, et seq., California Business and Professions Code Section 17200, et seq., and applicable wage order(s) issued by the Industrial Welfare Commission. Plaintiff seeks injunctive relief, declaratory relief, attorney’s fees, restitution and an unspecified amount of damages for unpaid overtime and for missed meal and/or rest periods. The Company filed a Demurrer on October 18, 2007 claiming that, inter alia, plaintiff fails to state a claim against the Company; plaintiff does not state a claim for a joint venture partnership, common enterprise, or aiding and abetting; plaintiff’s definition of the class is deficient and plaintiff’s claims for declaratory judgment regarding Labor Code violations should be dismissed. A Hearing on the Demurrer is scheduled for February 1, 2008. Because this litigation has only recently been filed and discovery has not commenced, we can not predict the outcome of this matter.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. As of October 2, 2007, we have not recorded a liability for our exposure under the guarantees in accordance with SFAS No. 5 following a probability related approach. Minimum future rental payments for all remaining guaranteed leases that expire on various dates through July 2012 were approximately $1.3 million as of October 2, 2007. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

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

13.       Related Party Transactions

E. Nelson Heumann is the Chairman of our board of directors and is a current employee of Greenlight. Greenlight and its affiliates beneficially own approximately 67.9% of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of our board of directors, and among other things, to determine whether a change in control of our Company occurs.

Greenlight owned $35 million of our $160 Million Notes when we called the Notes for redemption in January 2006. The Notes were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 6. We entered into the Subordinated Note with Greenlight in February 2006 as further described in Note 6, and paid it in full during the second quarter of 2007. Total interest expense related to the Subordinated Note with Greenlight was $0.9 million for the third quarter ended October 3, 2006, and $2.1 million and $1.7 million for year to date periods ended October 3, 2006 and October 2, 2007, respectively.

During the quarter ended July 4, 2006, we issued 429,645 shares of our common stock to Greenlight in connection with cashless exercises of certain warrants previously granted by us. Greenlight surrendered 56,953 shares of common stock to us in connection with such cashless exercises. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

Leonard Tannenbaum, a former director, is a limited partner and 10% owner in BET. BET purchased $7.5 million of our $160 Million Notes and Mr. Tannenbaum purchased an additional $0.5 million of our $160 Million Notes in the market. In January 2006, Mr. Tannenbaum and BET’s Notes were called for redemption and were redeemed from the proceeds of our refinancing in February 2006 as further described in Note 6.

During the quarter ended July 4, 2006, we received consideration of $6,183 and issued 6,057 shares of our common stock in connection with the exercises of certain warrants previously granted by us to Mr. Tannenbaum and BET. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

On September 1, 2007, Leonard M. Tannenbaum resigned as a director of the Company effective immediately.  The resignation was not the result of any disagreement on any matter relating to the Company’s operations, policies or practices.

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

Company Overview

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. We have approximately 600 restaurants in 36 states and in the District of Columbia, primarily under the Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel brands (“Manhattan Bagel”). As a leading fast-casual restaurant chain, our restaurants specialize in high quality foods for breakfast, lunch and afternoon snacks in a café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants in 33 states and in the District of Columbia, Noah’s restaurants in three states on the West Coast and Manhattan Bagel restaurants concentrated in the Northeast. Currently, our Einstein Bros. and Noah’s restaurants are company-owned or licensed, while Manhattan Bagel restaurants are all franchised.

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

On May 3, 2007, we changed our name from New World Restaurant Group, Inc. to Einstein Noah Restaurant Group, Inc.

Secondary Public Offering of Our Common Stock

On June 13, 2007, we completed a secondary public offering of 5 million shares of common stock resulting in gross proceeds of $90 million. After stock issuance costs of $6.7 million related to the offering, we received net proceeds of $83.3 million. Our common stock is now listed on the NASDAQ Global Market under the symbol “BAGL.”  We used the net proceeds from the offering to pay down our existing indebtedness.

Current Restaurant Base

As of October 2, 2007, we owned and operated, franchised or licensed 598 restaurants. Our base of company-owned restaurants under our core brands includes 337 Einstein Bros. restaurants and 74 Noah’s restaurants. Also, we franchise 71 Manhattan Bagel restaurants and license/franchise 108 Einstein Bros. restaurants and three Noah’s restaurants. In addition, we have five restaurants which we operate/franchise under our non-core brands.

Our company-owned restaurants vary in their unit volume, profitability and recent comparable store sales performance. As of October 2, 2007, we had 112 restaurants that generated an average annual unit volume (“AUV”) in excess of $1.0 million in sales. These restaurants have an AUV of approximately $1.2 million and an average gross profit of $334,000. In the aggregate, these restaurants contribute approximately 36.6% of total restaurant sales and 48.6% of total restaurant operating profit. Since 2003, as part of our efforts to improve financial performance, we completed a thorough evaluation of our restaurant base. At the end of 2003, we had 735 restaurants across 33 states and the District of Columbia. Since that time through October 2, 2007, we have closed 70 company-owned restaurants and 168 licensed and franchised restaurants. Most of our closed company-owned restaurants were either located in inferior real estate locations, had an AUV below $550,000 or were either unprofitable or marginally profitable. Substantially all of the franchised restaurants that were closed either:

•                  involved the failure of the franchisee to conform with the requirements of the franchise agreement;

•                  were geographically located outside Manhattan Bagel’s core market; or

•                  were restaurants operating under our non-core brands, Chesapeake Bagel Bakery and New World Coffee.

As of October 2, 2007, we have identified 15 to 20 company-owned restaurants that we anticipate closing over the next three years as their leases expire. Generally, these restaurants have an AUV of approximately $550,000 or less and contribute negligible cash flow.

We have implemented a number of initiatives in an effort to drive sales and improve profitability, including quality service checklists, secret shopper inspections, improved ordering systems, extension of store operating hours and enhanced training programs. These initiatives and others have led to positive comparable store sales over the past twelve quarters. In addition, we have upgraded restaurants where we had the opportunity to improve sales, and are continuing to upgrade locations based on this strategy. The upgrades provide superior merchandising, enhance our guests’ experience and increase the speed of service while maintaining the neighborhood feel of the restaurants. We are upgrading our Einstein Bros. restaurants based on sales volume, demographic traits and the related cost of the upgrade. Only those restaurants that offer the potential for a superior return on investment are considered for an upgrade. The upgrades that have been completed ranged from $70,000 to $118,000 per restaurant. We anticipate the costs of upgrades in the near future to average $100,000 per restaurant.

New Restaurant Openings

Using the knowledge gained from our upgrade program, we plan to pursue a measured approach to new company-owned restaurant openings. During 2004, 2005 and 2006, we opened four, four and five new company-owned restaurants, respectively. Our ability to open new restaurants during those years was limited by the capital expenditure restrictions of the debt agreements in place at that time and, with the amendment of our debt facility in June 2007, these limitations have become less restrictive. Our current plan is to open new company-owned restaurants in existing markets where we have an established brand name. Our site selection process focuses on identifying markets, trade areas and specific sites based on several factors, including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures.

For Einstein Bros., we have targeted Atlanta, Chicago, Las Vegas, Phoenix, the Baltimore/Washington D.C. area and various cities in Florida and Texas for development. For Noah’s, we intend to focus our development efforts on a relocation in Portland and various cities in California. In 2007, we plan to open 12 new company-owned restaurants. As of October 2, 2007, we have opened one Einstein Bros. located in Naples, Florida, one in Atlanta, Georgia, and two in Las Vegas, Nevada, and one new Noah’s located in Portland, Oregon.  Currently we are in the process of identifying new restaurant sites for 2008 as well as 2009 to ensure that we achieve our development goals.

As of October 2, 2007, we have opened 17 new licensed locations under the Einstein Bros. brand and closed 2 locations during the year.

The following table details our restaurant openings and closings for each respective period:

	Third Quarter		Year-to-Date
	Activity		Activity
	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2006	2007
Einstein Bros.
Company-owned beginning balance	353	336	360	341
Opened restaurants	—	3	1	4
Closed restaurants	(9)	(2)	(17)	(8)
Company-owned ending balance	344	337	344	337

Licensed beginning balance	70	103	67	93
Opened restaurants	13	7	18	17
Closed restaurants	—	(2)	(2)	(2)
Licensed ending balance	83	108	83	108

Noah’s
Company-owned beginning balance	72	74	73	73
Opened restaurants	1	—	1	1
Closed restaurants	—	—	(1)	—
Company-owned ending balance	73	74	73	74

Licensed beginning balance	3	3	3	3
Opened restaurants	1	—	1	—
Closed restaurants	(1)	—	(1)	—
Licensed ending balance	3	3	3	3

Manhattan Bagel
Franchised beginning balance	105	76	109	80
Opened restaurants	—	1	2	1
Closed restaurants	(13)	(6)	(19)	(10)
Franchised ending balance	92	71	92	71

Non-Core Brands
Company-owned beginning balance	2	1	2	2
Opened restaurants	—	—	—	—
Closed restaurants	—	—	—	(1)
Company-owned ending balance	2	1	2	1

Franchised beginning balance	8	4	12	6
Opened restaurants	—	—	—	—
Closed restaurants	(1)	—	(5)	(2)
Franchised ending balance	7	4	7	4

Consolidated Total
Total beginning balance	613	597	626	598
Opened restaurants	15	11	23	23
Closed restaurants	(24)	(10)	(45)	(23)
Total ending balance	604	598	604	598

Our Sources of Revenue

Company-Owned Restaurant Sales

Approximately 93% of our revenue is generated by restaurant sales at our Einstein Bros. and Noah’s company-owned restaurants, including catering sales where the food is prepared at the restaurant and either delivered to or held for pick-up by the guest. The principal factors that affect our restaurant sales in the aggregate are:

•                  the number of restaurants in operation for the period,

•                  the AUV of the restaurants and

•                  the change in comparable store sales.

For the year to date period ended October 2, 2007, approximately 63% of our revenues were generated from restaurant sales during the breakfast hours, 28% were generated during the lunch hours and 9% were generated during the late afternoon hours.

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

Franchise and License Related Revenue

Franchise and license related revenue consists of a license or franchise fee at the execution of the agreement and ongoing royalty payments based on a percentage of the restaurant’s gross sales. Our costs associated with licensing and franchising are minimal compared with the costs associated with company-owned restaurants. Approximately 1% of our total revenue is generated from these fees. The principal factors affecting franchise and license revenue are the number of licensed and franchised restaurants as well as the level of sales at those restaurants.

Our Primary Costs

Company-Owned Restaurant Costs

Food, Beverage and Packaging Costs. Food, beverage and packaging costs are the largest expense elements at our company-owned restaurants. The most important factor that affects the cost of these products is the underlying cost of agricultural commodities such as wheat, butter, cheese, coffee, turkey and other products. In order to mitigate the impact of rising commodity costs, our suppliers enter into agreements to fix the cost of these products for a specified period of time that is generally one year or less. We do contract with our suppliers for future delivery of our food ingredients under established terms. We do not engage in the practice of directly buying futures contracts and therefore we do not use derivative accounting. Packaging and distribution costs are primarily affected by the cost of oil because petroleum-based material is often used to manufacture certain packaged products and the cost of diesel fuel affects distribution costs. Although we have generally been able to increase our retail prices at our company-owned restaurants to offset the increased costs of these items, we may not be able to do so in the future.

On an annual basis, we purchase a substantial amount of agricultural products that are subject to fluctuations in price based upon market conditions. Wheat is our largest agricultural commodity, which is ultimately milled into flour and included in our total cost of sales.  Cost of sales consist of cost of goods sold which is made up of food and product costs, compensation costs, and operating costs. Our other major agricultural products are butter, cheese, coffee and turkey.

In September 2007, the agricultural commodity markets experienced an unprecedented rise in the price of wheat due to a combination of economic and environmental conditions. This economic uncertainty has continued in the fourth quarter of 2007. It is anticipated that prices for a bushel of wheat will remain at unprecedented levels for the remainder of 2007 as well as the first half of 2008. To manage this economic risk, we have recently contracted with a subsidiary of Cargill Incorporated to manage our wheat purchases for our company-owned production facility. To date, we have contracted for 100% of our wheat requirements for the remainder of 2007 and for the first half of 2008. In addition, we have contracted for 90% of our butter requirements for 2008, 100% of our cheese requirements for 2008, and 80% of our coffee requirements for 2008. We just entered into a contract that covers our turkey requirements from November 1, 2007 through October 31, 2008.

Most of the fresh produce that we purchase, such as lettuce and tomatoes, is subject to normal market fluctuations. We purchase substantially all of our orange juice from a single supplier that has production in Arizona, California and Florida. In 2006, we locked in our prices for orange juice for 2007 and 2008 with this supplier. Accordingly, while the cost of oranges and orange related products has increased and stabilized since this contract was signed, we locked in prices that are currently lower than market.

Compensation Costs. Compensation costs reflect the hourly wages, salary, bonus, taxes, benefits and insurance for our associates at each restaurant. Compensation costs tend to vary by geographic region based upon the labor market, local minimum wages, and the supply and demand of workers. Also, compensation costs tend to be semi-variable in nature and increase or decrease somewhat based upon units produced.

There is significant competition for personnel and limited availability in the labor pool. In most of the states in which we operate, increases in state minimum hourly wage rates became effective January 1, 2007, and the federal government has recently enacted federal wage increases. Accordingly, we have seen increases in hourly wages in 2007 and this trend may continue into 2008. We continue to focus on labor efficiencies that may help to offset a portion of the increases in labor costs.

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

Manufacturing and Commissary Costs

Manufacturing costs are comprised of raw materials such as flour, dairy products and meats, compensation costs and the related taxes and employee benefits, rents, supplies and repairs and maintenance. These costs are directly related to the manufacturing revenue they produce. Some of the raw materials used are commodity-based products and are subject to the same market fluctuations previously mentioned. We purchase certain raw materials under volume-based pricing agreements and, as manufacturing production increases, we experience more favorable pricing arrangements. Fixed overhead costs, such as rent, utilities, property taxes and manager salaries, are proportionately allocated based on total units produced. Operating results from our manufacturing operations consist of third party sales whose profitability can be significantly impacted by the allocation of fixed overhead costs. Results can also be negatively impacted by rapidly increasing variable costs until such time as we are able to pass on increased costs to our customers.

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

Depreciation and Amortization

Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets. The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation and amortization expense for 2007 will be approximately $10.9 million.

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

In the past, we have been able to recover inflationary cost and commodity price increases through increased menu prices. However, the continued inflation and its impact on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates slightly above the applicable federal, state or municipal “living wage” rates. Recent changes in minimum wage laws may create ongoing pressure to increase the pay scale for our associates, which would increase our labor costs. Recently, food costs as a percentage of sales have increased due to the impact of rising agricultural commodities. To date, we have been able to maintain our gross margin dollars, but have recently seen a degradation in cost of sales as a percentage of sales. We anticipate continued increases in the cost of wheat through the first half of 2008. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

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

	Third quarter ended:		Increase/	Third quarter ended:
	(in thousands of dollars)		(Decrease)	(percent of total revenue)
	October 3,	October 2,	2006	October 3,	October 2,
	2006	2007	vs. 2007	2006	2007
Revenues:
Company-owned restaurant sales	$89,213	$93,026	4.3%	93.2%	92.7%
Manufacturing and commissary revenues	5,257	5,910	12.4%	5.5%	5.9%
Franchise and license related revenues	1,282	1,442	12.5%	1.3%	1.4%
Total revenues	95,752	100,378	4.8%	100.0%	100.0%

Cost of sales:
Company-owned restaurant costs	72,187	74,527	3.2%	75.4%	74.20%
Manufacturing and commissary costs	5,445	6,330	16.3%	5.7%	6.30%
Total cost of sales	77,632	80,857	4.2%	81.1%	80.5%

Gross profit:
Company-owned restaurant	17,026	18,499	8.7%	17.8%	18.4%
Manufacturing and commissary	(188)	(420)	(123.4)%	(0.2)%	(0.4)%
Franchise and license	1,282	1,442	12.5%	1.3%	1.4%
Total gross profit	18,120	19,521	7.7%	18.9%	19.4%

Operating expenses:
General and administrative expenses	9,750	9,794	0.5%	10.2%	9.8%
Depreciation and amortization	2,640	2,868	8.6%	2.8%	2.9%
Loss on sale, disposal or abandonment of assets, net	193	25	(87.0)%	0.2%	0.0%
Impairment charges and other related costs	51	28	(45.1)%	0.1%	0.0%
Income from operations	5,486	6,806	24.1%	5.7%	6.8%
Other expense:
Interest expense, net	4,749	1,752	(63.1)%	5.0%	1.7%
Write-off of debt discount upon redemption of senior notes	—	—	*	0.0%	0.0%
Prepayment penalty upon redemption of senior notes	—	—	*	0.0%	0.0%
Write-off of debt issuance costs upon redemption of senior notes	—	—	*	0.0%	0.0%
Other, net	(15)	—	*	(0.0)%	0.0%
Income (loss) before taxes	752	5,054	572.1%	0.8%	5.0%
Provision for income taxes	—	111	*	0.0%	0.1%
Net income (loss)	$752	$4,943	557.3%	0.8%	4.9%

* not meaningful

	Year to date ended:		Increase/	Year to date ended:
	(in thousands of dollars)		(Decrease)	(percent of total revenue)
	October 3,	October 2,	2006	October 3,	October 2,
	2006	2007	vs. 2007	2006	2007
Revenues:
Company-owned restaurant sales	$271,300	$276,283	1.8%	93.3%	92.8%
Manufacturing and commissary revenues	15,725	17,409	10.7%	5.4%	5.9%
Franchise and license related revenues	3,759	3,996	6.3%	1.3%	1.3%
Total revenues	290,784	297,688	2.4%	100.0%	100.0%

Cost of sales:
Company-owned restaurant costs	219,677	221,116	0.7%	75.5%	74.3%
Manufacturing and commissary costs	15,952	17,132	7.4%	5.5%	5.8%
Total cost of sales	235,629	238,248	1.1%	81.0%	80.1%

Gross profit:
Company-owned restaurant	51,623	55,167	6.9%	17.8%	18.5%
Manufacturing and commissary	(227)	277	*	(0.1)%	0.1%
Franchise and license	3,759	3,996	6.3%	1.3%	1.3%
Total gross profit	55,155	59,440	7.8%	19.0%	19.9%

Operating expenses:
General and administrative expenses	30,038	31,381	4.5%	10.3%	10.5%
Depreciation and amortization	14,238	7,910	(44.4)%	4.9%	2.7%
Loss on sale, disposal or abandonment	206	429	108.3%	0.1%	0.1%
Impairment charges and other related	134	213	59.0%	0.0%	0.1%
Income from operations	10,539	19,507	85.1%	3.6%	6.6%
Other expense:
Interest expense, net	14,670	10,685	(27.2)%	5.0%	3.6%
Write-off of debt discount upon	—	528	*	0.0%	0.2%
Prepayment penalty upon redemption	4,800	240	(95.0)%	1.7%	0.1%
Write-off of debt issuance costs upon	3,956	2,071	(47.6)%	1.4%	0.7%
Other, net	(5)	—	(100.0)%	(0.0)%	0.0%
Income (loss) before taxes	(12,882)	5,983	(146.4)%	(4.4)%	2.0%
Provision for income taxes	—	158	*	0.0%	0.0%
Net income (loss)	$(12,882)	$5,825	*	(4.4)%	2.0%

* not meaningful

Company-Owned Restaurant Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The third quarters in fiscal years 2006 and 2007 ended on October 3, 2006 and October 2, 2007, respectively, and each contained 13 weeks.

Comparable store sales is a key performance indicator widely used throughout the restaurant industry. Comparable store sales is calculated by dividing aggregate sales for stores open for each full week in the current year by aggregate sales for the same stores open for the corresponding full week in the prior year. Stores must be open for 52/53 weeks before they are included in the calculation. Comparable store sales adjusted for like store weeks include company-owned restaurants only and represent the change in period-over-period sales for the comparable store base.

For the third quarter and year to date period ended October 2, 2007, our comparable store sales increased 5.2% and 3.8%, respectively. The improvement was primarily due to system wide price increases and a shift in product mix to slightly higher priced products, slightly offset by a modest reduction in units sold. We continue to see accelerated comparable store sales performances in our 23 restaurants that were upgraded in late 2006. These restaurants generated comparable store sales increases of 16.3% and 11.4% for the third quarter and year to date periods ended October 2, 2007. Partially offsetting the increase in revenue for the quarter and year to date periods ended October 2, 2007 was a net decrease in the number of company-owned restaurants. The decrease was a result of planned closures of underperforming restaurants and positively contributes to our restaurant gross profit percentage.

For the third quarter ended October 2, 2007, our restaurant gross profit increased $1.5 million, or 8.7%, when compared to the same period of 2006. Our gross profit percentage increased to 18.4% from 17.8% for the quarter ended October 2, 2007 when compared to the same period in 2006. The increase in our comparative gross profit percentage is due to the implementation of price increases and menu changes since the quarter ended October 3, 2006. These changes offset inflationary pressures on cost of sales and wage rates. Additionally, our net restaurant operating expenses were slightly down in for the quarter ended October 2, 2007 compared to the same quarter in 2006.

For the year to date period ended October 2, 2007, our restaurant gross profit increased $3.5 million, or 6.9%, when compared to the same period in 2006. Our gross profit percentage increased to 18.5% from 17.8% for the year to date period ended October 2, 2007 when compared to the same period in 2006. The increase in our gross profit percentage is due to the implementation of price increases and menu changes, sales from new restaurants, and the closure of underperforming stores since the quarter ended October 3, 2006. These changes offset inflationary pressures on cost of sales and wage rates. Additionally, our net restaurant operating expenses had decreased significantly for the year to date period October 2, 2007 compared to the same period in 2006, primarily related to a decrease in marketing expense and compensation related costs.

Manufacturing and Commissary Operations

Our manufacturing operations, which include our United States Department of Agriculture (“USDA”) inspected commissaries, predominantly support our company-owned restaurants and generate revenue from the sale of food products to franchisees, licensees, third-party distributors and other third parties. All intercompany transactions have been eliminated during consolidation.

During the latter half of the 2006 fiscal year, we studied ways to gain efficiencies within our manufacturing and commissary operations. We also engaged a third party consulting firm to assist us in developing manufacturing cost models. As a result of our efforts, we implemented the following initiatives:

•                  implemented price increases to some of our product resellers;

•                  opened two new commissary locations, aggregating our commissary system to five locations; and

•                  increased our current production capacity, thereby allowing us to provide new products to new and existing customers.

During the third quarter and year to date periods ended October 2, 2007, manufacturing and commissary revenues improved $0.7 million and $1.7 million, or 12.4% and 10.7%, respectively, as compared to the same periods in 2006. This increase was predominantly driven by price increases and an increase in volume of units sold to our more significant customers. For the third quarter of 2007, higher costs of wheat more than offset our increased revenue and lead to a decrease in gross profit of approximately $0.2 million for the third quarter. For the year to date period ended October 2, 2007, our increased revenue more than offset the rising commodity costs and lead to an improvement of $0.5 million.

Franchise and License Operations

Revenues for the franchise and license operations consist primarily of initial fees and royalty income earned as a result of sales within licensed and franchised restaurants. Overall, licensee and franchisee revenue increased $0.2 million, or 12.5% and $0.2 million, or 6.3% for the quarter and year to date periods ended October 2, 2007, respectively, as compared to the same periods in 2006. The increases were predominantly due to improved comparable franchisee/licensee sales in the Manhattan Bagel and Einstein Bros. brands and a net increase of 25 licensed restaurants, slightly offset by a net decrease of 24 franchised restaurants from October 3, 2006 to October 2, 2007.

General and Administrative Expenses

For the third quarter of 2007, our general and administrative expenses marginally increased by $44,000, or 0.5%, as compared to the third quarter in 2006. Contributing to this was a net increase of $0.4 million in miscellaneous overhead expenses offset by a decrease of $0.3 million in compensation related costs.

For the year to date period ended October 2, 2007, our general and administrative expenses increased $1.3 million, or 4.5% as compared to the same period in 2006. Contributing to this was a $0.3 million increase in compensation related costs and a net increase of $1.0 million in travel costs, management development, and costs related to relocating our corporate office.

Depreciation and Amortization

Depreciation and amortization expenses increased $0.2 million for the third quarter of 2007 when compared to the third quarter of 2006 and decreased $6.3 million for the year to date period ended October 2, 2007, compared to the same period in 2006. The third quarter 2007 increase over 2006 is due to the depreciation expense on our new corporate headquarters, including $1.7 million in leasehold improvements that were provided by the landlord. The year to date decrease over 2006 is primarily due to all of our amortizable intangible assets becoming fully amortized and a substantial portion of our capitalized assets becoming fully depreciated within the second and third quarters of fiscal 2006. Depreciation and amortization expense is predominantly related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001. The sale of manufacturing equipment located at the plant of Harlan Bakeries, Inc., our frozen bagel dough supplier, during the first quarter of 2007 also contributed to the year to date decrease in depreciation expense. The assets were classified as held for sale on the consolidated balance sheet as of January 2, 2007. Proceeds from the sale were received in the second quarter of 2007.

Losses and Gains on the Sale, Disposal, or Abandonment of Assets

Gains and losses on the disposal, sale or abandonment of assets represent the difference of proceeds received, if any, and the net book value of an asset. We establish estimated useful lives for our assets, which range from three to eight years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the noncancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives. During the third quarter and year to date period ended October 2, 2007, we recorded $25 and $429, respectively in losses on the disposal, sales or abandonment of assets. During the third quarter and year to date period ended October 3, 2006, we recorded a $193 and $206 loss, respectively on the disposal, sale or abandonment of assets.

Impairment Charges and Other Related Costs

Impairment losses are non-cash charges recorded on long-lived assets, goodwill, trademarks and our other intangible assets. Generally, an indicator of impairment would include significant change in an asset’s ability to generate positive cash flow in the future or in the fair value of an asset. Whenever impairment indicators are determined to be present, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During the third quarter and year to date period ended October 2, 2007, we recorded impairment charges of $0 and $19,000, respectively. During the third quarter and year to date ended October 3, 2006, we recorded $29,000 and $112,000, respectively in impairment charges related to company-owned restaurants. Additionally, we incurred other related costs to close company-owned restaurants of $28,000 and $194,000 for the quarter and year to date periods ended October 2, 2007, respectively, and $22,000 for both the quarter and year to date periods ended October 3, 2006, respectively.

Other Expense

During the first quarter ended April 4, 2006, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium on the $160 Million Notes in the amount of $4.8 million.

During the second quarter ended July 3, 2007, we wrote off $2.1 million of debt issuance costs and paid a $0.2 million redemption premium related to the $65 Million Second Lien Term Loan, and wrote off a $0.5 million discount related to the $25 Million Subordinated Note.

For the quarter ended October 2, 2007, there was a 63.1% decrease in net interest expense of $3.0 million compared to the same quarter ended October 3, 2006. For the year to date period ended October 2, 2007, there was a 27.2% decrease in net interest expense of $4.0 million. Both the quarter and year to date decreases are directly related to our pay down of $90 million of existing indebtedness that occurred in June 2007.

Net Income (Loss) and Income Taxes

Under GAAP, we reported net income for the third quarter of 2007 of $4.9 million as compared to net income of $0.8 million for the third quarter of 2006. We reported net income of $5.8 million for the year to date period ended October 2, 2007 as compared to the net loss of $12.9 million for the same period in 2006. For tax purposes, our net operating loss carryforward reduced our federal and state income tax liability incurred for the third quarter and year to date period ended October 2, 2007. We have recorded a provision for income taxes in the amount of $0.1 million and $0.2 million for the third quarter and year to date period ended October 2, 2007 as a result of our estimate of state income tax.

As of October 2, 2007, our net operating loss carryforwards for U.S. federal income tax purposes were $151.9 million, $90.6 million of which are subject to an annual usage limitation of $4.7 million. These net operating loss carryforwards are subject to the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands of dollars)
12/31/2011	$1,431
12/31/2012	9,589
12/31/2018	14,553
12/31/2019	6,862
12/31/2020	10,424
12/31/2021	10,515
12/31/2022	35,688
12/31/2023	40,649
12/31/2024	11,938
12/31/2025	5,391
12/31/2026	4,900
$151,940

Our ability to utilize the approximately $61.3 million of our net operating losses that are not currently subject to limitation could become limited, and our ability to utilize our remaining net operating losses could be limited further, in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.

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

Secondary Public Offering of Our Common Stock

On June 13, 2007, we completed a $90 million secondary public offering of our common stock. After stock issuance costs of $6.7 million related to the offering, we received net proceeds of $83.3 million. The net proceeds were used to repay our $65.0 million Second Lien Term Loan, repay a portion of our $25 million Subordinated Note held by Greenlight Capital, L.L.C. (“Greenlight”) and to pay for the offering costs. Additionally, on June 28, 2007, we repaid the remaining portion of the $25 million Subordinated Note held by Greenlight by using a portion of the incremental debt proceeds under the amended debt facility.

June 2007 Debt Redemption and Amended First Lien Term Loan

In June 2007, we amended our debt facility from $95.0 million to $110.0 million. As part of this amendment we increased the amount of our existing revolving credit facility from $15.0 million to $20.0 million and modified our term loan from a principal amount of $80.0 million to $90.0 million and repaid the remaining amount of the $25 Million Subordinated Note as noted above. The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs. In addition, all of the revolving credit facility is available for letters of credit. We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, being based on our consolidated leverage ratio with an applicable margin of 2.00% plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the Revolving Facility. At October 2, 2007, we had $6.7 million in letters of credit outstanding. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $13.3 million as of October 2, 2007.

In addition, we have obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57.0 million which may be used if needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock, which is not due until June 2009. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of this incremental term loan.

We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

Working Capital Deficit

At October 2, 2007, we had unrestricted cash of $12.0 million and restricted cash of $2.0 million. Under our Revolving Facility, there were no outstanding borrowings, $6.7 million in letters of credit outstanding and borrowing availability of $13.3 million. We reduced our working capital deficit $7.4 million to $0.3 million at October 2, 2007 compared to $8.0 million at January 2, 2007.

Cash Provided by Operations

Due to increased profitability at our company-owned restaurants and the timing of operational receipts and payments, net cash generated by operating activities was $19.3 million through the third quarter of 2007 compared to $9.4 million for the comparable period in 2006. Net income was $5.8 million for the year to date period in 2007 and was adjusted for non-cash items of depreciation and amortization expense of $7.9 million, stock based compensation expense of $1.6 million and the write off of $2.1 million of debt issuance costs to arrive at cash provided by operating activities. Net loss for the same period in 2006 was $12.9 million and was adjusted for non-cash items of depreciation and amortization expense of $14.2 million, stock based compensation expense of $0.5 million and the write off of $4.0 million in debt issuance costs to arrive at cash provided by operating activities.

Cash Used in Investing Activities

During the year to date period ended October 2, 2007, we used approximately $18.3 million of cash to purchase additional property and equipment that included $2.9 million to open five new restaurants in 2007, $0.6 million in payments for four restaurants that opened in 2006, and $0.9 million towards 13 restaurants that are currently under construction; $2.7 million for upgrading existing restaurants, $6.1 million for replacement of equipment at our existing company-owned restaurants, $1.1 million for our manufacturing operations, $1.6 million for general corporate purposes, and $2.4 for leasehold improvements and build-out related to our new corporate headquarters.

During the year to date period ended October 3, 2006, we used approximately $10.6 million of cash to purchase additional property and equipment that included $1.2 million for new restaurants, $2.0 million for upgrading existing restaurants, $3.7 million for replacement of old equipment with new equipment at our existing company-owned restaurants, $2.3 million for our manufacturing operations and $1.4 million for general corporate purposes.

We anticipate that the majority of our capital expenditures for fiscal 2007 will be focused on the addition of 12 new company-owned restaurants during 2007 at an average gross capital investment of approximately $550,000 per restaurant, which varies depending upon square footage, layout and location. We also intend to upgrade approximately 36 of our current restaurants to the front of the house configuration of our prototype restaurant, during 2007, 26 of which have been completed through the end of the third quarter 2007. The upgrade includes new self-service coolers, an expanded coffee bar, and a separate station for quick “to go” items. Finally, for many of our restaurants, we acquired additional equipment for new menu items and an improved ordering system that uses wireless technology to reduce the time our guests wait in line before they receive their food.

Cash Used in Financing Activities

As a result of our June 13, 2007 secondary public offering of common stock, we received $90.0 million in cash, and incurred $6.7 million in stock issuance costs. Concurrent with our June 28, 2007 amendment to our First Lien Term Loan, we drew down an additional $11.9 million in debt and incurred an additional $0.9 million in debt issuance costs. The funds from these two transactions were used to pay off the $65.0 million Second Lien Term Loan and the $25.0 Million Subordinated Note and $2.5 million of related paid-in-kind interest on the Subordinated Note.

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

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of October 2, 2007:

	Payments Due by Period
		2008 to	2011 to	2013 and
	2007	2010	2012	thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$29,335	$—	$—	$—	$29,335
Debt	505	2,755	87,075	—	90,335
Estimated interest expense on our Debt Facility (a)	1,760	20,348	10,823	—	32,931
Manditorily Redeemable Series Z	—	57,000	—	—	57,000
Minimum lease payments under capital leases	22	136	2	—	160
Minimum lease payments under operating leases	6,111	56,810	14,340	7,608	84,869
Purchase obligations (b)	4,805	9,211	—	—	14,016
Other long-term obligations (c)	—	834	506	5,848	7,188
Total	$42,538	$147,094	$112,746	$13,456	$315,834

(a)            Calculated as of October 2, 2007 using the LIBOR and U.S. Prime rates, plus the applicable margin in effect. Because the interest rates on the first lien term loan facility and the revolving credit facility are variable, actual payments could differ materially.

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

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. As of October 2, 2007, we have not recorded a liability for our exposure under the guarantees in accordance with SFAS No. 5 following a probability related approach. Minimum future rental payments for all remaining guaranteed leases were approximately $1.3 million as of October 2, 2007. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

We have $6.7 million in letters of credit outstanding under our Revolving Facility at October 2, 2007. The letters of credit expire on various dates during 2007, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation related to certain workers compensation claims or distributor claims.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

During the third quarters ended October 3, 2006 and October 2, 2007, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Sales shipped internationally are included in manufacturing and commissary revenue. Approximately $0.5 million and $0.7 million for the third quarter in 2006 and 2007, respectively, and $1.5 million and $2.3 million for the year to date periods in 2006 and 2007, respectively were recognized as revenue for these international shipments.

Our debt as of October 2, 2007 was principally comprised of the amended Revolving Facility and First Lien Term Loan. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our Revolving Facility and First Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would decrease our net income by approximately $0.9 million annually, assuming no change in the size or composition of debt at October 2, 2007. Currently, the interest rates on our Revolving Facility and First Lien Term Loan are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

On an annual basis, we purchase a substantial amount of agricultural products that are subject to fluctuations in price based upon market conditions. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices. We have recently contracted with a subsidiary of Cargill Incorporated to manage our wheat purchases for our company-owned production facility. In addition to wheat, we have established contracts and entered into commitments with our vendors for butter, cheese, coffee and turkey.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 2, 2007. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

During the year to date period ended October 2, 2007, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Food safety and reputation for quality is the most significant risk to any company that operates in the restaurant industry. Food safety is the focus of increased government regulatory initiatives at the local, state and federal levels.

Failure to protect our food supply or enforce food safety policies, such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Also, our reputation of providing quality food is an important factor in choosing our restaurants. Instances of foodborne illness, including listeriosis, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close. An instance of food contamination originating from one of our restaurants, our commissaries or suppliers, or our manufacturing plant could have far-reaching effects, as the contamination, or the perception of contamination could affect substantially all of our restaurants. In addition, publicity related to either product contamination or recalls may cause our guests to cease frequenting our restaurants based on fear of such illnesses.

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

Our industry is highly competitive and there are many well-established competitors with substantially greater financial and other resources than we have. Although we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments to be our competitors. Several fast-casual and fast-food chains have announced their intentions to focus more on breakfast offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to obtain real estate and advertising space, and to attract and retain guests and personnel.

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

The cost of natural resources, such as energy, together with the cost, availability and quality of our raw ingredients affect our results of operations.

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

Our operations may be negatively impacted by adverse weather conditions and natural disasters.

Adverse weather conditions and natural disasters could seriously affect regions in which our company-owned, licensed and franchised restaurants are located or regions that produce raw ingredients for our restaurants. If adverse weather conditions or natural disasters such as fires affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, many individuals choose to stay inside. This negatively impacts transaction counts in our restaurants and over extended periods of time could adversely affect our business and results of operations.

The effects of hurricanes, fires, freezes and other adverse weather conditions are likely to affect supply of and costs for raw ingredients and natural resources, near-term construction costs for our new restaurants as well as sales in our restaurants going forward. If we are not able to anticipate or react to changing costs of food and other raw materials by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

Increasing commodity prices would adversely affect our gross profit.

Recent global demand for commodities such as wheat has resulted in higher prices for flour and has increased our costs. The prices of our main ingredients are directly associated with the changing weather conditions as well as economic factors such as supply and demand of certain commodities within the United States and other countries. Our ability forecast and to manage our commodities could significantly affect our gross margins.

Additionally, due to increased demand for ethanol the cost of corn has increased substantially, which has increased the cost of corn-sourced ingredients as well as other commodities such as wheat the primary ingredient in most of our products. We expect that this demand and these commodity pressures to continue for the remainder of 2007 and into 2008 as well. Any increase in the prices of the ingredients most critical to our products, such as wheat, could adversely affect our operating results.

We have single suppliers for most of our key ingredients, and the failure of any of these suppliers to perform could harm our business.

We currently purchase our raw materials from various suppliers; however, we have only one supplier for each of our key ingredients. We purchase a majority of our frozen bagel dough from a single supplier, who utilizes our proprietary processes and on whom we are dependent in the short-term. All of our remaining frozen bagel dough is produced at our dough manufacturing facility in Whittier, California. Additionally, we purchase all of our cream cheese from a single source under a contract that expires at the end of 2007. For coffee, we have a single supplier currently under contract for the remainder of 2007 with a second supplier under contract for 2008. Although to date we have not experienced significant difficulties with our suppliers, our reliance on a single supplier for each of our key ingredients subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to maintain a strong brand identity and a loyal consumer base.

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

We have a considerable amount debt and are substantially leveraged. As of October 2, 2007, we had $89.8 million in term loans outstanding. We also have $57.0 million of mandatorily redeemable preferred stock due June 30, 2009. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other things, could:

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

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

As of October 2, 2007, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $151.9 million. As a result of prior ownership changes, approximately $90.6 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million. Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, such offering may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control). In either event, the occurrence of an additional ownership change would limit our ability to utilize the approximately $61.3 million of our NOLs that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOLs and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flow. There can be no assurance that we will realize any U.S. federal income tax benefit from any of our net operating loss carryforwards. Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 67.9% of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of the members of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight.

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

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder, Greenlight, beneficially owns approximately 67.9% of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date:	November 9, 2007	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	November 9, 2007	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer