Form 10-Q
period 2008-04-01
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2008-05-08
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2008

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

As of May 1, 2008, there were 15,923,227 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 1, 2008 AND APRIL 1, 2008

(in thousands, except share information)

(Unaudited)

	January 1,	April 1,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,436	$13,945
Restricted cash	1,203	1,170
Franchise and other receivables, net of allowance of $606 and $582, respectively	7,807	7,808
Inventories	5,313	5,042
Prepaid expenses and other current assets	5,281	4,791
Total current assets	29,040	32,756

Property, plant and equipment, net	47,714	49,599
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Debt issuance costs and other assets, net	2,996	2,992

Total assets	$148,562	$154,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,072	$4,481
Accrued expenses and other current liabilities	19,279	22,068
Short term debt and current portion of long-term debt	955	1,180
Current portion of obligations under capital leases	80	79
Total current liabilities	25,386	27,808

Senior notes and other long-term debt	88,875	87,425
Long-term obligations under capital leases	67	48
Other liabilities	10,841	10,953
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000

Total liabilities	182,169	183,234

Commitments and contingencies

Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,878,811 and 15,923,227 shares issued and outstanding	16	16
Additional paid-in capital	262,830	263,520
Accumulated deficit	(296,453)	(292,611)
Total stockholders’ deficit	(33,607)	(29,075)

Total liabilities and stockholders’ deficit	$148,562	$154,159

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FIRST QUARTERS ENDED APRIL 3, 2007 AND APRIL 1, 2008

(in thousands, except earnings per share and related share information)

(unaudited)

	Quarter ended:
	April 3,	April 1,
	2007	2008
Revenues:
Company-owned restaurant sales	$89,115	$93,610
Manufacturing and commissary revenues	5,818	8,088
Franchise and license related revenues	1,322	1,566

Total revenues	96,255	103,264

Cost of sales:
Company-owned restaurant costs	71,332	75,825
Manufacturing and commissary costs	5,422	7,860

Total cost of sales	76,754	83,685

Gross profit	19,501	19,579

Operating expenses:
General and administrative expenses	10,731	10,743
Depreciation and amortization	2,419	3,204
Loss on sale, disposal or abandonment of assets, net	374	69
Impairment charges and other related costs	19	—

Income from operations	5,958	5,563
Other expense:
Interest expense, net	4,789	1,579

Income before income taxes	1,169	3,984
Provision for income taxes	37	142

Net income	$1,132	$3,842

Net income per common share – Basic	$0.11	$0.24
Net income per common share – Diluted	$0.10	$0.23

Weighted average number of common shares outstanding:
Basic	10,605,626	15,890,879
Diluted	11,136,699	16,451,556

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FIRST QUARTERS ENDED
APRIL 3, 2007 AND APRIL 1, 2008

(in thousands)

(Unaudited)

	April 3,	April 1,
	2007	2008
OPERATING ACTIVITIES:
Net income	$1,132	$3,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,419	3,204
Stock based compensation expense	331	506
Loss, net of gains, on disposal of assets	374	69
Impairment charges and other related costs	19	—
Provision for losses on accounts receivable, net	26	(24)
Amortization of debt issuance and debt discount costs	201	113
Paid-in-kind interest	487	—
Changes in operating assets and liabilities:
Restricted cash	—	33
Franchise and other receivables	540	23
Accounts payable and accrued expenses	2,358	2,890
Other assets and liabilities	(1,450)	659

Net cash provided by operating activities	6,437	11,315

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,228)	(5,742)
Proceeds from the sale of equipment	32	4
Acquisition of restaurant assets	—	(7)

Net cash used in investing activities	(6,196)	(5,745)

FINANCING ACTIVITIES:
Costs incurred with offering of our common stock	(166)	—
Payments under capital lease obligations	(17)	(20)
Repayments under First Lien Term Loan	(475)	(1,225)
Proceeds upon stock option exercises	62	184

Net cash used in financing activities	(596)	(1,061)

Net (decrease) increase in cash and cash equivalents	(355)	4,509
Cash and cash equivalents, beginning of period	5,477	9,436
Cash and cash equivalents, end of period	$5,122	$13,945

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR TO DATE PERIOD ENDED

APRIL 1, 2008

(in thousands, except share information)

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid In	Deficit
	Shares	Amount	Capital	Amount	Total

Balance, January 1, 2008	15,878,811	$16	$262,830	$(296,453)	$(33,607)
Net income	—	—	—	3,842	3,842
Common stock issued upon stock option exercise	44,416	—	184	—	184
Stock based compensation expense	—	—	506	—	506

Balance, April 1, 2008	15,923,227	$16	$263,520	$(292,611)	$(29,075)

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

The consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of April 1, 2008, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), Chesapeake Bagel Bakery (“Chesapeake”) and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

The consolidated financial statements as of April 1, 2008 and for the first quarters ended April 3, 2007 and April 1, 2008 have been prepared without audit. The balance sheet information as of January 1, 2008 has been derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to Security Exchange Commission (“SEC”) rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 1, 2008. We believe that the disclosures are sufficient for interim financial reporting purposes.

2.     Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 2, 2008, which became effective for fiscal periods beginning after November 15, 2007. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

3.     Stock Based Compensation

Our stock-based compensation cost for the first quarters ended April 3, 2007 and April 1, 2008 was $331,000 and $506,000, respectively and has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	April 3,	April 1,
	2007	2008
Expected life of options and SARs from date of grant	4.0 years	3.25 - 6.0 years
Risk-free interest rate	4.73%	2.49%
Volatility	97.0%	31.0%
Assumed dividend yield	0.0%	0.0%

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

As of April 1, 2008, we had approximately $1.9 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 2.2 years. Total compensation costs related to the non-vested awards outstanding as of April 1, 2008 will be fully recognized by the first quarter of fiscal 2011, which represents the end of the requisite service period.

Stock Option Plan Activity

Transactions during the first quarter ended April 1, 2008 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	Options	Price	Value	Value	Life (Years)
Outstanding, January 1, 2008	1,108,361	$8.06
Granted	116,738	15.61
Exercised	(44,416)	4.15
Forfeited	—	—
Outstanding, April 1, 2008	1,180,683	$8.95	$4.07	$3,573,992	7.37
Exercisable and vested, April 1, 2008	627,002	$4.70	$3.30	$2,958,589	6.15

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 1, 2008	470,368	$4.80
Granted	116,738	5.46
Vested	(33,425)	4.53
Forfeited	—	—
Non-vested shares, April 1, 2008	553,681	$4.96

Stock Appreciation Rights Plan Activity

Transactions during the first quarter ended April 1, 2008 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	SARs	Price	Value	Value	Life (Years)
Outstanding, January 1, 2008	76,913	$11.69
Granted	3,350	15.76
Exercised	—	—
Forfeited	(6,888)	10.98
Outstanding, April 1, 2008	73,375	$11.95	$5.51	$60,897	4.06
Exercisable and vested, April 1, 2008	22,674	$11.41	$5.55	$20,298	4.00

		Weighted
	Number	Average
	of	Grant Date
	SARs	Fair Value
Non-vested shares, January 1, 2008	76,913	$5.60
Granted	3,350	3.88
Vested	(22,674)	5.55
Forfeited	(6,888)	5.55
Non-vested shares, April 1, 2008	50,701	$5.49

4.     Supplemental Cash Flow Information

	April 3,	April 1,
	2007	2008
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term Loans	$3,681	$1,655
$25 Million Subordinated Note	432	—
Other	73	63

Income taxes	$65	$233

Non-cash investing activities:
Change in accrued expenses for purchases of property and equipment	$(1,727)	$(580)

5.     Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 1,	April 1,
	2008	2008
	(in thousands of dollars)
Finished goods	$4,056	$3,842
Raw materials	1,257	1,200

Total inventories	$5,313	$5,042

6.     Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of April 1, 2008, intangible assets of $63.8 were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

We performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of January 1, 2008 to which there was no indication of impairment.  During the first quarters ended April 3, 2007 and April 1, 2008, there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

7.     Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following:

	January 1,	April 1,
	2008	2008
	(in thousands of dollars)
$90 Million First Lien Term Loan	$89,550	$88,325
New Jersey Economic Development Authority Note Payable	280	280
Total senior notes and other debt	$89,830	$88,605
Less short-term debt and current portion of long-term debt	955	1,180
Senior notes and other long-term debt	$88,875	$87,425

First Lien Term Loan and Revolving Facility

Our debt is comprised of a modified term loan with a principal amount of $90 million and a $20 million revolving credit facility. We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.  Borrowings under this senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of April 1, 2008 the stated interest rate under the $90 million First Lien Term Loan (“First Lien Term Loan”) was 5.55%. The revolving facility and the First Lien Term Loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. As of January 1, 2008 and April 1, 2008 we were in compliance with all our financial and operating covenants

The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs.  In addition, all of the revolving credit facility is available for letters of credit. As of April 1, 2008, we had $7.3 million in letters of credit outstanding under this facility. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $12.7 million at April 1, 2008.

For the revolving facility, the capitalized debt issuance costs are being amortized on a straight-line basis while the capitalized debt issuance costs for the First Lien Term Loan are being amortized on the effective interest rate method. As of April 1, 2008, approximately $0.4 million and $2.0 million in debt issuance costs have been capitalized for the revolving facility and the First Lien Term Loan, respectively, net of amortization.

8.     Net Income Per Common Share

In accordance with SFAS No. 128, Earnings per Share, we compute basic net income per common share by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and warrants. Potential common stock equivalents are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For the quarters ended
	April 3,	April 1,
	2007	2008

Net income (a)	$1,132	$3,842

Basic weighted average shares outstanding (b)	10,605,626	15,890,879
Dilutive effect of stock options and SARs	531,073	560,677
Diluted weighted average shares outstanding (c)	11,136,699	16,451,556
Basic earnings per share (a)/(b)	$0.11	$0.24
Diluted earnings per share (a)/(c)	$0.10	$0.23

Antidilutive stock options, SARs and warrants	382,404	412,011

9.     Income Taxes

Utilization of our net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred for the first quarter of 2008. We have recorded a provision for income taxes in the amount of $142,000 related to our estimate of income taxes due on taxable earnings for the first quarter of 2008.

As of April 1, 2008, NOL carryforwards of $144.9 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. As a result of prior ownership changes, approximately $98.3 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million.  Our ability to utilize our NOL carryforwards, including those that are not currently subject to limitation, could be limited or further limited in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.  We are in the process of filing a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. Upon acceptance of our request, we believe that our NOL carryforwards will be available for utilization. In the event that our request is not accepted, approximately $17.9 million of NOL carryforwards will be at risk to expire prior to utilization.

Our NOL carryforwards are included in our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon the generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved.  Additionally, we maintain a full valuation allowance against our total net deferred tax assets.

In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.  Although we achieved $12.6 million of net income for 2007 and $3.8 million of net income for the quarter ended April 1, 2008, we will continue to review various qualitative and quantitative data, including events within the restaurant industry, the cyclical nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

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

10.  Commitments and Contingencies

Letters of Credit and Line of Credit

As of April 1, 2008, we had $7.9 million in letters of credit outstanding. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.3 million reduce our availability under the Revolving Facility. Our availability under the revolving facility was $12.7 million at April 1, 2008.

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

On August 31, 2007, the Company was served in an action brought by Fiera Foods Company in the Superior Court of Justice of Ontario, Canada.  Fiera claims that the Company failed to negotiate in good faith for a frozen bagel dough supply agreement, which was not concluded, and made misrepresentations in the negotiations.  Fiera is seeking damages of $17.0 million (Canadian) as well as interest and costs. The Company believes that these claims are not valid, is defending this action and has not recorded an accrual.

On September 18, 2007, Eric Mathistad, a former store manager, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego.  The plaintiff alleges that we failed to pay overtime wages to “salaried restaurant employees” of our California stores who were improperly designated as exempt employees, and that these employees were deprived of mandated meal periods and rest breaks.  Plaintiff alleges that these actions were in violation of the California Labor Code Sections 1194, et seq., 500, et seq., California Business and Professions Code Section 17200, et seq., and applicable wage order(s) issued by the Industrial Welfare Commission.  Plaintiff seeks injunctive relief, declaratory relief, attorney’s fees, restitution and an unspecified amount of damages for unpaid overtime and for missed meal and/or rest periods.  The Company filed a Demurrer on October 18, 2007 claiming that, inter alia, plaintiff fails to state a claim against the Company; plaintiff does not state a claim for a joint venture, partnership, common enterprise, or aiding and abetting; plaintiff’s definition of the class is deficient and plaintiff’s claims for declaratory judgment regarding Labor Code violations should be dismissed.   On January 15, 2008, Plaintiffs filed a First Amended Complaint.  On November 14, 2007, Bernadette Mejia, another former store manager, filed a similar case.    On April 10, 2008, the Mathistad and Meija cases were consolidated into one case, and on May 6, 2008, Plaintiffs filed an Amended Consolidated Complaint.   Because limited discovery has been conducted and no class certification proceeding has occurred, we cannot predict the outcome of this matter.

On February 8, 2008, Gloria Webber and Hakan Mikado, non-exempt employees, brought a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego, claiming failure to pay minimum wages, failure to pay overtime and failure to provide rest periods and meal breaks, among other charges.  The parties have agreed to stay formal discovery and a formal response to the complaint pending exchange of information.  Because this case is in its infancy, we cannot predict the outcome of this matter.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe most, if not all, of the franchised locations could be subleased to third parties reducing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In the event that trends change in the future, our financial results could be impacted. As of April 1, 2008, we had outstanding guarantees of indebtedness under certain leases of approximately $1.2 million.  Approximately $14,000 is reflected in accrued expenses in our consolidated balance sheet at April 1, 2008 for the guarantee of a franchisee’s lease.

11.  Subsequent Events

On May 7, 2008, we entered into an interest rate swap agreement relating to our $90 million First Lien Term Loan, effectively fixing our rate on $60 million of our debt to 3.52% plus an applicable margin for the next two years, effective starting August 2008.  Under this interest rate swap agreement, the Company will pay a fixed rate plus a margin every quarter on the notional amount of the debt and will receive the London InterBank Offered Rate (“LIBOR”).

The Company’s interest rate swap agreement qualifies as a cash flow hedge, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The fair value of the interest rate swap agreement, which is adjusted regularly, will be recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to other comprehensive income within equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows.  These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended January 1, 2008 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K for the fiscal year ended January 1, 2008.  The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

Company Overview

We are a leading fast-casual restaurant chain, specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis.  As of April 1, 2008, we owned and operated, franchised or licensed 617 restaurants in 35 states and in the District of Columbia, primarily under the Einstein Bros., Noah’s and Manhattan Bagel brands.  Einstein Bros. is a national fast-casual restaurant chain.  Noah’s is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan Bagel is a regional fast-casual restaurant chain operated predominantly in the Northeast.  Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages.  Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients and we deliver them to our restaurants quickly and efficiently through our network of independent distributors.  Our manufacturing and commissary operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

Current Restaurant Base

As of April 1, 2008, we owned and operated, franchised or licensed 617 restaurants. Our current base of company-owned restaurants under our core brands includes 338 Einstein Bros. restaurants, 76 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise one Einstein Bros. restaurant and 69 Manhattan Bagel restaurants, and license 125 Einstein Bros. restaurants and three Noah’s restaurants. In addition, we have four restaurants which we operate/franchise under our non-core brands.

The following table details our restaurant openings and closings for each respective period:

	2007 First Quarter Activity				2008 First Quarter Activity
	Company				Company
	Owned	Franchised	Licensed	Total	Owned	Franchised	Licensed	Total
Einstein Bros.
Beginning balance	341	—	93	434	337	—	121	458
Opened restaurants	—	—	4	4	3	1	4	8
Closed restaurants	(5)	—	—	(5)	(2)	—	—	(2)
Ending balance	336	—	97	433	338	1	125	464

Noah’s
Beginning balance	73	—	3	76	77	—	3	80
Opened restaurants	1	—	—	1	—	—	—	—
Closed restaurants	—	—	—	—	(1)	—	—	(1)
Ending balance	74	—	3	77	76	—	3	79

Manhattan Bagel
Beginning balance	—	80	—	80	1	69	—	70
Opened restaurants	—	—	—	—	—	—	—	—
Closed restaurants	—	(1)	—	(1)	—	—	—	—
Ending balance	—	79	—	79	1	69	—	70

Non-Core Brands
Beginning balance	2	6	—	8	1	3	—	4
Opened restaurants	—	—	—	—	—	—	—	—
Closed restaurants	—	—	—	—	—	—	—	—
Ending balance	2	6	—	8	1	3	—	4

Consolidated Total
Total beginning balance	416	86	96	598	416	72	124	612
Opened restaurants	1	—	4	5	3	1	4	8
Closed restaurants	(5)	(1)	—	(6)	(3)	—	—	(3)
Total ending balance	412	85	100	597	416	73	128	617

The following table details our restaurant openings and closings over the last twelve months:

	Trailing 12 Months Activity
	Company
	Owned	Franchised	Licensed	Total
Einstein Bros.
Beginning balance April 3, 2007	336	—	97	433
Opened restaurants	11	1	31	43
Closed restaurants	(9)	—	(3)	(12)
Ending balance April 1, 2008	338	1	125	464

Noah’s
Beginning balance April 3, 2007	74	—	3	77
Opened restaurants	3	—	—	3
Closed restaurants	(1)	—	—	(1)
Ending balance April 1, 2008	76	—	3	79

Manhattan Bagel
Beginning balance April 3, 2007	—	79	—	79
Opened restaurants	1	2	—	3
Closed restaurants	—	(12)	—	(12)
Ending balance April 1, 2008	1	69	—	70

Non-Core Brands
Beginning balance April 3, 2007	2	6	—	8
Opened restaurants	—	—	—	—
Closed restaurants	(1)	(3)	—	(4)
Ending balance April 1, 2008	1	3	—	4

Consolidated Total
Beginning balance April 3, 2007	412	85	100	597
Opened restaurants	15	3	31	49
Closed restaurants	(11)	(15)	(3)	(29)
Ending balance April 1, 2008	416	73	128	617

New Restaurant Openings

In 2008, we plan to open at least 18 new company-owned restaurants.  For the first quarter of 2008 we opened three company-owned Einstein Bros. restaurants in Largo, Florida, Chicago, Illinois and Naperville, Illinois.  For Einstein Bros., we have targeted Atlanta, Georgia, Baltimore, Maryland, Chicago, Illinois, Las Vegas, Nevada, Phoenix, Arizona, Tucson, Arizona and various cities in Florida and Texas for development.  For Noah’s, we intend to focus our development efforts on various cities in California. We are also in the process of identifying new cities for restaurant development sites for 2009 to ensure that we achieve our development goals.

We plan to open at least 5 franchise restaurants and at least 35 license restaurants in 2008.  The license restaurants will be located primarily in airports, colleges and universities, office buildings, hospitals and military bases and on turnpikes.  In the first quarter of 2008 we opened one Einstein Bros. franchise restaurant and four license restaurants.

Results of Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The first quarters in fiscal years 2007 and 2008 ended on April 3, 2007 and April 1, 2008, respectively, and each contained 13 weeks.

This table sets forth, for the periods indicated, certain amounts included in our consolidated statements of operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	First quarter ended:		Increase/	First quarter ended:
	(in thousands of dollars)		(Decrease)	(percent of total revenue)
	April 3,	April 1,	2008	April 3,	April 1,
	2007	2008	vs. 2007	2007	2008
Revenues:
Company-owned restaurant sales	$89,115	$93,610	5.0%	92.6%	90.7%
Manufacturing and commissary revenues	5,818	8,088	39.0%	6.0%	7.8%
Franchise and license related revenues	1,322	1,566	18.5%	1.4%	1.5%
Total revenues	96,255	103,264	7.3%	100.0%	100.0%

Cost of sales:
Company-owned restaurant costs
Cost of goods sold	26,274	27,985	6.5%	27.3%	27.1%
Labor costs	26,606	28,950	8.8%	27.6%	28.0%
Other operating costs	8,771	8,878	1.2%	9.1%	8.6%
Rent and related, and marketing costs	9,681	10,012	3.4%	10.1%	9.7%
Total company-owned restaurant costs	71,332	75,825	6.3%	74.1%	73.4%

Manufacturing and commissary costs	5,422	7,860	45.0%	5.6%	7.6%
Total cost of sales	76,754	83,685	9.0%	79.7%	81.0%

Gross profit:
Company-owned restaurant	17,783	17,785	0.0%	18.5%	17.2%
Manufacturing and commissary	396	228	(42.4)%	0.4%	0.2%
Franchise and license	1,322	1,566	18.5%	1.4%	1.5%
Total gross profit	19,501	19,579	0.4%	20.3%	18.9%

Gross profit percentages:
Company-owned restaurant	20.0%	19.0%	(4.8)%	*	*
Manufacturing and commissary	6.8%	2.8%	(58.6)%	*	*
Franchise and license	100.0%	100.0%	*	*	*

Operating expenses:
General and administrative expenses	10,731	10,743	0.1%	11.1%	10.4%
Depreciation and amortization	2,419	3,204	32.5%	2.5%	3.1%
Loss on sale, disposal or abandonment of assets, net	374	69	(81.6)%	0.4%	0.1%
Impairment charges and other related costs	19	—	*	0.0%	0.0%
Income from operations	5,958	5,563	(6.6)%	6.2%	5.4%
Other expense:
Interest expense, net	4,789	1,579	(67.0)%	5.0%	1.5%

Income before taxes	1,169	3,984	240.8%	1.2%	3.9%
Provision for income taxes	37	142	283.8%	0.0%	0.1%
Net income	$1,132	$3,842	239.4%	1.2%	3.7%

* not meaningful

Company-Owned Restaurant Operations

Revenues

Comparable store sales represent sales at restaurants open for one full year that have not been relocated or closed during the current year.  Comparable store sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base.  A restaurant becomes comparable in its 13th full month of operation.

For the first quarter of 2008, our comparable store sales increased 3.6% over the first quarter of 2007.  This increase was primarily due to system-wide price increases of 5.8% since April 3, 2007 and a 2.2% shift in product mix to higher priced items, partially offset by a 4.1% decrease in the volume of units sold which we believe was mostly due to the economic climate and its negative impact on consumer discretionary spending.

The increase in our company-owned restaurant sales of $4.5 million, or 5.0%, when compared to the first quarter of 2007 was primarily due to the aforementioned price increases coupled with a net increase in restaurants opened over the last twelve months.  On average, the restaurants opened since April 3, 2007 are higher volume restaurants relative to those that were closed over the same period, which also positively contributed to the increase in sales.  Additionally, unfavorable weather conditions across the United States negatively impacted our company-owned restaurant sales for the first quarter of 2007, which were not present in the first quarter of 2008.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses, other operating costs and rent and related and marketing costs.

Cost of Goods Sold

Food, beverage and packaging costs are three elements that make up cost of goods sold and constitute a large portion of the cost of sales at our company-owned restaurants.  These costs increased $1.7 million to $28.0 million for the first quarter of 2008 from $26.3 in the first quarter of 2007, predominantly due to an increase in commodity and distribution costs. Compared to 2007, we expect that most of our commodity-based food costs will increase in 2008 with the greatest impact in the first half of the year compared to 2007.  Flour represents the most significant raw ingredient we purchase. The cost of wheat and the cost of flour increased substantially in the last half of 2007 and are expected to stay at record levels during 2008. To mitigate this risk of increasing prices, we have contracted with a subsidiary of Cargill, Incorporated to manage our wheat purchases for our company-owned production facility.  We will continue to work with Cargill, Incorporated to strategically source our key ingredient.  However, there can be no assurance that we will benefit from a decline in the cost of any of the commodity-based products that we purchase.

Labor Expenses

Labor expenses, which includes our general managers and restaurant-level labor costs, including taxes and associated employee benefits, increased $2.4 million to $29.0 million for the first quarter ended April 1, 2008 compared to $26.6 million for the same period of the prior year. $1.7 million of the increase was primarily due to the growth of new restaurant openings that occurred throughout 2007 and the first quarter of 2008, an increase in base pay year-over-year, off-set partially by a decrease in manager bonus pay, and increased minimum wage rate increases at the federal level and in several states in which we operate that went into effect starting January 2008.

Other Operating Costs

Other operating costs consist of other restaurant-level occupancy expenses such as utilities, repairs and maintenance costs, credit card fees and supplies.  Other operating costs increased $0.1 million to $8.9 million for the first quarter ended April 1, 2008 compared to $8.8 million for the same period of the prior year.  This increase was attributable to an increase in credit card fees of $0.2 million, offset by a decrease in repairs and maintenance costs of $0.1 million.

Rent and related, and marketing costs

Rent and related, and marketing costs consist of restaurant-level rent expense, common area maintenance expense, property taxes and marketing expense.  Rent and related and marketing costs increased $0.3 million to $10.0 million for the first quarter ended April 1, 2008 compared to $9.7 million for the same period of the prior year.  This increase was principally attributable to an increase in rent expense of $0.4 million, offset by a decrease in marketing expense of $0.1 million.

Manufacturing and Commissary Operations

Our manufacturing operations, which include our USDA inspected commissaries, predominantly support our company-owned restaurants and generate revenue from the sale of food products to franchisees, licensees, third-party distributors and other third parties. All inter-company transactions have been eliminated during consolidation.

Revenues

Manufacturing and commissary revenues increased $2.3 million or 39.0% to $8.1 million in the first quarter 2008 from $5.8 million in the same period in 2007.  $0.8 million of this increase was attributed to a rise in the volume of units sold to our more significant customers and $0.7 million was related to price increases.   $0.4 million of the increase was attributed to our entry into the distribution chain for sales to our franchise and license locations, slightly off-set by a drop in the volume of units sold to these customers.  The remaining $0.4 million of the increase was from an increase in sales to our franchisees and licensees.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses and other operating costs and expenses.

Cost of Goods Sold

Manufacturing costs are comprised of raw materials such as flour, dairy products and meats.  These costs increased $2.1 million to $4.8 million for the first quarter of 2008 from $2.7 in the first quarter of 2007, predominantly due to an increase in commodity costs and to a lesser extent, an increase in volume of units sold.  Some of the raw materials used are commodity-based products and are subject to the same market fluctuations previously mentioned. We purchase certain raw materials under volume-based pricing agreements and, as manufacturing production increases we experience more favorable pricing arrangements.

Labor Expenses

Labor expenses, which include manufacturing-level labor costs, including taxes and associated employee benefits, increased $0.3 million to $1.9 million for the first quarter ended April 1, 2008 compared to $1.6 million for the same period of the prior year. There was a negligible increase in employee benefits, and the remainder this increase was due to an increase in units produced as well as an increase in merit pay year-over-year, and increased minimum wage rate increases at the federal level and in some states in which we operate that went into effect starting January 2008.

Other Operating Costs and Expenses

Other operating costs and expenses consist of occupancy expenses (rent, insurance, licenses, taxes and utilities) and other operating expenses (excluding food costs and labor expenses reported separately). The change from the first quarter 2008 compared to the same quarter in 2007 was negligible.

Franchise and License Operations

Franchise and license revenue consists of a license or franchise fee that is recorded in deferred revenue and recognized as income upon the fulfillment of certain start up support obligations, such as training, and ongoing royalty payments based on a percentage of the restaurant’s gross sales. Overall, licensee and franchisee revenue improved $0.2 million, or 18.5%, in the first quarter of 2008 as compared to the first quarter of 2007. The percentage increase was predominantly due to improved comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands and a net increase of 28 licensed restaurants, slightly offset by a net decrease of 12 franchised Manhattan Bagel restaurants.

General and Administrative Expenses

General and administrative expenses include corporate and administrative functions that support our company-owned restaurants as well as our manufacturing and commissary, and franchise and license operations.  These costs include employee wages, taxes and related benefits, travel costs, information systems, recruiting and training costs, corporate rent, and general insurance costs.

Overall, our general and administrative expenses were flat the first quarter ended April 1, 2008 when compared to the same period in 2007. As a percentage of total revenues, our general and administrative expenses were 10.4% in the first quarter ended April 1, 2008 compared to 11.1% for the same period in 2007.  Compared to the first quarter of 2007 there were increases in compensation expense primarily related to additional merit pay and higher bonus expenses, and an increase in stock-based compensation expense.  These were directly offset by decreases in travel and management development expenses, costs of transitioning to a new distributor, recruiting, relocation and referral fees related to senior level management positions and other expenses.

Depreciation and Amortization

Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets.  The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2008 will be approximately $13.9 million.

Depreciation and amortization expenses increased $0.8 million for the first quarter of 2008 when compared to the same period in 2007. The increase is due to the additional depreciation expense on our new corporate headquarters that we moved into in May 2007 and the additional assets invested in the company-owned restaurants that were added since the first quarter of 2007.

Loss on Sale, Disposal or Abandonment of Assets

Gains and losses on the sale, disposal or abandonment of assets represent the difference of proceeds received, if any, and the net book value of an asset. We establish estimated useful lives for our assets, which range from three to eight years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the non-cancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives.  During the first quarter ended April 1, 2008, we recorded $69,000 in losses on the disposal, sales or abandonment of assets, compared to $374,000 for the same period in 2007.

Interest Expense, Net

In June 2007, we amended our debt facility and reduced our debt outstanding to $90 million, substantially decreasing our interest expense.  The outstanding senior notes and other long-term debt as of April 1, 2008 was $88.6 million compared to $170.2 million as of April 3, 2007.   Net interest expense for the first quarter ended April 1, 2008 was $1.6 million, compared to $4.8 million for the same period in 2007.

Income Taxes

We reported net income for the first quarter of 2008 of $3.8 million as compared to net income of $1.1 million for the first quarter of 2007. For tax purposes, utilization of our net operating loss (“NOL”) carryforwards reduced our effective tax rate and our federal and state income tax liability incurred for the first quarter of 2008. We have recorded a provision for income taxes in the amount of $142,000 related to our estimate of income taxes due on taxable earnings for the first quarter of 2008.

As of April 1, 2008, our NOL carryforwards for U.S. federal income tax purposes were $144.9 million, $98.3 million of which are subject to an annual usage limitation of $4.7 million, and were subject to the following expiration schedule:

Net Operating Loss Carryforwards

Expiration Date	Amount
(in thousands of dollars)
December 31, 2012	$2,201
December 31, 2018	$14,553
December 31, 2019	$6,862
December 31, 2020	$10,424
December 31, 2021	$10,515
December 31, 2022	$35,688
December 31, 2023	$42,362
December 31, 2024	$12,003
December 31, 2025	$5,413
December 31, 2026	$4,900
$144,921

Our ability to utilize the approximately $46.6 million of our NOL carryforwards that are not currently subject to limitation could become limited, and our ability to utilize our remaining net operating losses could be limited further, in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.

Our net operating loss carryforwards are included in our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon the generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these NOL carryforwards have been fully reserved.  Additionally, we maintain a full valuation allowance against our total net deferred tax assets. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•  Accumulation of net income before tax utilizing a look-back period of three years.

Consumer Spending Habits and Impact of Inflation

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. In particular, the effects of higher energy and food costs, an increase in minimum balances payable on consumer and mortgage debt, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

Impact of Agricultural Commodities

Our cost of sales consists of cost of goods sold, labor expenses, and other operating costs and expenses.  Wheat, butter, and cheese are our primary agricultural commodities and represent 11.2%, 3.4% and 2.5% of our cost of goods sold, respectively. In addition, coffee, chicken and turkey are the other major agricultural commodities and represent 3.6% of our cost of goods sold.   For the last few years, cost increases in one or more of our agricultural commodities were generally modest in relation to our total cost of sales. In 2007, however the price for a bushel of wheat began to rise at a rapid rate and reached new price levels that were, and are still, in 2008, at unprecedented levels. The increase is due to substantially lower harvests due to lower plantings, unfavorable weather conditions, and lost acreage to other competing crops. This situation was intensified by growing demand both domestically and internationally which has resulted in low levels of wheat inventory.

Towards the end of 2007, we entered into an agreement with a Cargill, Incorporated subsidiary to assist us in managing the price of our purchases of wheat. Through this relationship we have secured our wheat requirements as well as established the price for wheat for virtually all of our needs in fiscal 2008. To offset the impact of higher wheat prices, we implemented a price increase in early 2008 at our Einstein Bros. restaurants and we intend to implement a price increase in 2008 for our Noah’s restaurants.

Impact of Inflation on Labor

We pay many of our employee’s hourly rates slightly above the applicable federal, state or municipal “living wage” rates. Ongoing changes in minimum wage laws have created pressure to increase the pay scale for our associates, which would increase our labor costs.

Impact of Inflation on Other Elements of Cost

We have experienced only a modest impact from inflation.  However, the impact of inflation on food and occupancy costs could, in the future, significantly affect our operations. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, menu mix, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

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

Working Capital Surplus

On April 1, 2008, we had unrestricted cash of $13.9 million and restricted cash of $1.2 million. Under the Revolving Facility, there were no outstanding borrowings, $7.3 million in letters of credit outstanding and borrowing availability of $12.7 million. Our working capital surplus improved $1.3 million to $4.9 million on April 1, 2008 compared to $3.7 million on January 1, 2008, primarily due to the increased cash flow stemming from an increase in profitability at our company-owned restaurants, a decrease in the accrual for property, plant and equipment that has been received but not paid, slightly offset by an increase in accrued expenses related to accrued bonuses. Short-term debt and the current portion of long-term debt increased by $0.2 million related to the timing of when the payments are due compared to our fiscal year-end.

Cash Provided by Operations

This $4.9 million increase was due primarily to a $2.7 million increase in net income and $2.1 million of changes to our operating assets and liabilities such as inventories, prepaid expenses and accrued expenses. Net cash generated by operating activities was $11.3 million for the first quarter of 2008 compared to $6.4 million for the first quarter of 2007.

Cash Used in Investing Activities

During the year to date period ended April 1, 2008, we used approximately $5.7 million of cash to purchase additional property and equipment that included $1.4 million to open three new restaurants in 2008, $0.7 million in payments for restaurants that opened in 2007, and $0.3 million towards eight restaurants that are currently under construction and are scheduled to open in 2008; $1.0 million for upgrading existing restaurants in 2008, $0.1 million for restaurants that were upgraded in 2007 and $0.1 million of upgrades that are in process and are scheduled to be completed in 2008; $1.7 million for replacement of equipment at our existing company-owned restaurants, $0.1 million for equipment at our manufacturing operations, and $0.3 million for general corporate purposes.

We anticipate that the majority of our capital expenditures for fiscal 2008 will be focused on the addition of at least 18 new company-owned restaurants during 2008 at an average capital investment of approximately $550,000 per restaurant, which varies depending upon square footage, layout and location. We also upgraded nine of our current restaurants during the quarter ended April 1, 2008 and intend to upgrade at least 36 more during the remainder of 2008.

Cash Used in Financing Activities

Cash used in financing activities increased to $1.1 million for the first quarter of 2008 from $0.6 million in the first quarter of 2007 as a result of repayments on our debt.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of April 1, 2008:

	Payments Due by Fiscal Period
	2008	2009 to 2011	2012 to 2013	2014 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$26,549	$—	$—	$—	$26,549
Senior notes and other long-term debt	730	2,925	84,950	—	88,605
Estimated interest expense on our debt facility (a)	3,856	15,315	2,822	—	21,993
Manditorily redeemable, Series Z Preferred Stock	—	57,000	—	—	57,000
Minimum lease payments under capital leases	69	73	—	—	142
Minimum lease payments under operating leases	20,855	64,122	12,153	11,039	108,169
Purchase obligations (b)	23,899	9,400	—	—	33,299
Other long-term obligations (c)	—	750	500	5,575	6,825
Total	$75,958	$149,585	$100,425	$16,614	$342,582

(a)                                 Calculated as of April 1, 2008, using the LIBOR and U.S. Prime rates, plus the applicable margin in effect.  Because the interest rates on the first lien term loan facility and the revolving credit facility are variable, actual payments could differ materially.

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

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees has been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe most, if not all, of the franchised locations could be subleased to third parties reducing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. In 2007, and through the end of the first quarter of 2008, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In the event that trends change in the future, our financial results could be impacted. As of April 1, 2008, we had outstanding guarantees of indebtedness under certain leases of approximately $1.2 million.  Approximately $22,000 is reflected in accrued expenses in our consolidated balance sheet at April 1, 2008 for the guarantee of a franchisee’s lease.

Letters of Credit

As of April 1, 2008, we had $7.9 million in letters of credit outstanding. The letters of credit expire on various dates during 2008, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.3 million reduce our availability under the Revolving Facility. Our availability under the revolving facility was $12.7 million at April 1, 2008.

Critical Accounting Policies and Estimates

In the first quarter of 2008, we reviewed the depreciable lives of our assets and determined that the economic useful life for leasehold improvements on new restaurants should be the shorter of 10 years or the life of the lease, which is typically 10 years.  We also determined that the economic useful lives of our restaurant upgrades should be the shorter of 5 years or the life of the lease. However, as we approve our restaurants to be upgraded, we simultaneously review the lease, and typically only upgrade those locations that have a renewal option and we are reasonably assured that the lease will be renewed.

In the first quarter of 2008, we reviewed the expected term of our options and SAR’s using the guidance under SFAS 123(R) and SAB 110.  Previously, all options had an expected term of 4 years, but subsequent to our secondary offering and listing back onto the NASDAQ Global Market exchange, we determined that each plan should be evaluated separately and we revised the expected term for newly issued options.  We estimated that the expected term for the 2003 Executive Employee Incentive Plan, the 2004 Stock Option Plan for Independent Directors, and the Stock Appreciation Rights Plan should be 6 years, 2.75 years and 3.25 years, respectively.

The affect of these two changes in estimates are recorded prospectively in accordance with SFAS 154 Accounting Changes and Error Corrections.  These changes, individually and in the aggregate, do not materially change the income from operations, net income or the net income per common share.

There were no other material changes in our critical accounting policies since the filing of our 2007 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

During the first quarters ended April 1, 2008 and April 3, 2007, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Sales shipped internationally are included in manufacturing and commissary revenue. Approximately $1.2 million and $0.7 million were included in manufacturing revenue for these international shipments for the first quarter of 2008 and 2007, respectively.

Our debt as of April 1, 2008 was principally comprised of the amended Revolving Facility and First Lien Term Loan.  For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our revolving facility and first lien term loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would increase our interest expense by approximately $0.9 million annually, assuming no change in the size or composition of debt at April 1, 2008, and presuming the utilization of our accumulated net operating losses would minimize the tax implications for the next several years.  Currently, the interest rates on our revolving facility and first lien term loan are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions. On May 7, 2008, we entered into an interest rate swap agreement, fixing our rate on $60 million of our debt to 3.52% plus an applicable margin for the next two years, effective August 2008.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 1, 2008. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 1, 2008, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 10 to our Consolidated Financial Statements set forth in Part I of this report.

Item 1A.  Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. These factors include but are not limited to the following:

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

Changes in our guests’ spending habits could also have a material adverse effect on our sales. A variety of factors could affect discretionary consumer spending, including national, regional and local economic conditions, weather, inflation, consumer confidence, the effect of credit, including mortgage markets, and energy costs. Adverse changes in any of these factors could reduce consumers’ discretionary spending which in turn could reduce our guest traffic or average check. For example, traffic to restaurants industry-wide was adversely affected in 2006 and 2007 as a result of reduced consumer spending due to rising fuel and energy costs. Widespread national and international concern over instability in the credit markets has exacerbated the decline in consumer spending. The conditions experienced during 2007 and continuing into 2008 include, among other things: reduced consumer confidence; on-going concerns about the housing market and concerns over higher-risk mortgage loan products, such as sub-prime mortgage loans and increased energy prices. Adverse changes in consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business prospects, financial condition, operating results and cash flows. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic and other conditions.

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

The cost of energy impacts our results of operations in several ways.  We have seen our cost of electricity gradually increase over time. Distribution costs related to fuel have impacted our operations negatively. Additionally, travel costs, including gas prices and airline fares, have been steadily increasing nationwide. These costs impact our results of operation currently and could impact us negatively in the future.

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

We have a considerable amount debt and are substantially leveraged. As of January 1, 2008, we had $88.6 million in term loans outstanding.  We also have $57.0 million of mandatorily redeemable preferred stock due June 30, 2009.  In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other things, could:

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

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination, improper classification of management employees as exempt employees or other labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. There is also a risk of litigation from our franchisees with regard to the terms of our franchise arrangements. We have been subject to a variety of these and other claims from time to time, and although these claims have not historically had a material impact on our operations, a significant increase in the number of these claims or the number that are successful, including the claims described in Note 10 to our Consolidated Financial Statements set forth in Part I of this report, could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

Many recent government bodies have begun to legislate or regulate high-fat and high sodium foods as a way of combating concerns about obesity and health. Several municipalities are requiring restaurants and other food service establishments to phase-out artificial trans-fat by certain dates in 2008, including New York City, New York, Philadelphia, Pennsylvania, and King County (Seattle), Washington. Many other states are considering laws banning trans-fat in restaurant food. Because we do use trans-fat in a few of our products, federal, state or local regulations in the future may limit sales of certain of our foods or ingredients. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. San Francisco and New York City have recently adopted regulations requiring disclosure of nutritional, including calorie information on menus and/or menu boards. Additional cities or states may propose or adopt similar regulations. The cost of complying with these regulations could increase our expenses and the possible negative publicity arising from such legislative initiatives could reduce our future sales.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss (“NOL”) carryforwards to offset future taxable income. A corporation generally undergoes an “ownership change” when the stock ownership percentage (by value) of its “5 percent stockholders” increases by more than 50 percentage points over any three-year testing period.

As of April 1, 2008, our NOL carryforwards for U.S. federal income tax purposes were approximately $144.9 million. As a result of prior ownership changes, approximately $98.3 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million. Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, such offering may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control).   In either event, the occurrence of an additional ownership change would limit our ability to utilize the approximately $46.6 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Limitations imposed on our ability to use NOL carryforwards and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOL carryforwards and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards and other tax attributes to us and adversely affecting our future cash flow. We are in the process of filing a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382.  Upon acceptance of our request, we believe that our NOL carryforwards will be available for utilization.  In the event that our request is not accepted, approximately $17.9 million of NOL carryforwards will be at risk to expire prior to utilization.  There can be no assurance that we will realize any U.S. federal income tax benefit from any of our NOL carryforwards. Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 67.4% of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders, to approve actions by written consent without the approval of any other stockholders, to elect all of the members of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight is not involved in our day-to-day operations, but Greenlight has voted its shares to elect our current board of directors. The chairman of our board of directors is a current employee of Greenlight.

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

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder, Greenlight, beneficially owns approximately 67.4% of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock.

Item 6.  Exhibits

31.1         Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3         Certification by Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date:	May 8, 2008	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	May 8, 2008	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer