Form 10-Q
period 2008-07-01
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2008-08-06
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 1, 2008, there were 15,932,856 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	January 1,	July 1,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,436	$18,416
Restricted cash	1,203	876
Franchise and other receivables, net of allowance of $606 and $278, respectively	7,807	6,498
Inventories	5,313	4,917
Prepaid expenses and other current assets	5,281	5,036
Total current assets	29,040	35,743

Property, plant and equipment, net	47,714	52,532
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Debt issuance costs and other assets, net	2,996	2,881

Total assets	$148,562	$159,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,072	$5,472
Accrued expenses and other current liabilities	19,279	19,795
Short-term debt and current portion of long-term debt	955	1,180
Current portion of obligations under capital leases	80	79
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	—	57,000

Total current liabilities	25,386	83,526

Senior notes and other long-term debt	88,875	87,200
Long-term obligations under capital leases	67	29
Other liabilities	10,841	11,034
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	57,000	—

Total liabilities	182,169	181,789

Commitments and contingencies

Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,878,811 and 15,932,856 shares issued and outstanding	16	16
Additional paid-in capital	262,830	263,860
Accumulated deficit	(296,453)	(285,697)

Total stockholders’ deficit	(33,607)	(21,821)

Total liabilities and stockholders’ deficit	$148,562	$159,968

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(unaudited)

	13 weeks ended		26 weeks ended
	July 3,	July 1,	July 3,	July 1,
	2007	2008	2007	2008
Revenues:
Company-owned restaurant sales	$94,141	$96,321	$183,256	$189,931
Manufacturing and commissary revenues	5,682	7,640	11,500	15,728
Franchise and license related revenues	1,232	1,453	2,554	3,019

Total revenues	101,055	105,414	197,310	208,678

Cost of sales:
Company-owned restaurant costs	75,257	76,648	146,589	152,473
Manufacturing and commissary costs	5,380	7,224	10,802	15,084

Total cost of sales	80,637	83,872	157,391	167,557

Gross profit	20,418	21,542	39,919	41,121

Operating expenses:
General and administrative expenses	10,855	9,540	21,587	20,283
Depreciation and amortization	2,623	3,345	5,042	6,549
Loss on sale, disposal or abandonment of assets, net	31	63	405	132
Impairment charges and other related costs	166	54	185	54

Income from operations	6,743	8,540	12,700	14,103
Other expense:
Interest expense, net	4,144	1,328	8,933	2,907
Write-off of debt discount upon redemption of senior notes	528	—	528	—
Prepayment penalty upon redemption of senior notes	240	—	240	—
Write-off of debt issuance costs upon redemption of senior notes	2,071	—	2,071	—

Income (loss) before income taxes	(240)	7,212	928	11,196

Provision for income taxes	10	298	47	440

Net income (loss)	$(250)	$6,914	$881	$10,756

Net income (loss) per common share — Basic	$(0.02)	$0.43	$0.08	$0.68
Net income (loss) per common share — Diluted	$(0.02)	$0.42	$0.07	$0.65

Weighted average number of common shares outstanding:
Basic	11,775,597	15,925,876	11,190,612	15,908,377
Diluted	11,775,597	16,398,822	11,874,874	16,431,921

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 weeks ended
	July 3,	July 1,
	2007	2008
OPERATING ACTIVITIES:
Net income	$881	$10,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,042	6,549
Stock based compensation expense	1,250	810
Loss, net of gains, on disposal of assets	405	132
Impairment charges and other related costs	185	54
Provision for losses on accounts receivable	25	81
Amortization of debt issuance and debt discount costs	392	241
Write-off of debt issuance costs	2,071	—
Write-off of debt discount	528	—
Paid-in-kind interest	904	—
Changes in operating assets and liabilities:
Restricted cash	694	327
Franchise and other receivables	358	1,228
Accounts payable and accrued expenses	(1,225)	2,027
Other assets and liabilities	(3,194)	522

Net cash provided by operating activities	8,316	22,727

INVESTING ACTIVITIES:
Purchase of property and equipment	(12,404)	(12,475)
Proceeds from the sale of equipment	1,164	4
Acquisition of restaurant assets	—	(7)

Net cash used in investing activities	(11,240)	(12,478)

FINANCING ACTIVITIES:
Proceeds from secondary common stock offering	90,000	—
Costs incurred with offering of our common stock	(6,417)	—
Payments under capital lease obligations	(39)	(39)
Borrowings under First Lien Term Loan	11,900	—
Repayments under First Lien Term Loan	(475)	(1,450)
Repayments under Second Lien Term Loan	(65,000)	—
Repayments under Subordinated Note	(25,000)	—
Debt issuance costs	(842)	—
Proceeds upon stock option exercises	430	220

Net cash provided by (used in) financing activities	4,557	(1,269)

Net increase in cash and cash equivalents	1,633	8,980
Cash and cash equivalents, beginning of period	5,477	9,436
Cash and cash equivalents, end of period	$7,110	$18,416

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share information)

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid In	Deficit
	Shares	Amount	Capital	Amount	Total

Balance, January 1, 2008	15,878,811	$16	$262,830	$(296,453)	$(33,607)
Net income	—	—	—	10,756	10,756
Common stock issued upon stock option exercise	54,020	—	220	—	220
Common stock issued upon stock appreciation right exercise	25	—	—	—	—
Stock based compensation expense	—	—	810	—	810

Balance, July 1, 2008	15,932,856	$16	$263,860	$(285,697)	$(21,821)

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to the Consolidated Financial Statements (Unaudited)

1.              Basis of Presentation

The consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As of July 1, 2008, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), and New World Coffee (“New World”). Our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

The consolidated financial statements as of July 1, 2008 and for the thirteen and twenty-six weeks ended July 3, 2007 and July 1, 2008 have been prepared without audit. The balance sheet information as of January 1, 2008 has been derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements would have a material impact on our consolidated financial statements.

3.              Stock Based Compensation

Our stock-based compensation cost for the thirteen weeks ended July 3, 2007 and July 1, 2008 was $919,000 and $303,000, respectively, and for the twenty-six weeks ended July 3, 2007 and July 1, 2008 was $1,250,000 and $810,000, respectively.  These costs are included in general and administrative expenses in our statements of operations. The fair value of stock options and stock appreciation rights (“SARs”) are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		26 weeks ended
	July 3,	July 1,	July 3,	July 1,
	2007	2008	2007	2008
Expected life of options and SARs from date of grant	4.0 years	3.25 - 6.0 years	4.0 years	3.25 - 6.0 years
Risk-free interest rate	4.60 - 5.02%	2.92%	4.60 - 5.02%	2.49 - 2.92%
Volatility	28% - 97%	31.0%	28% - 97%	31.0%
Assumed dividend yield	0.0%	0.0%	0.0%	0.0%

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

As of July 1, 2008, we had approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 1.95 years. Total compensation costs related to the non-vested awards outstanding as of July 1, 2008 will be fully recognized by the first quarter of fiscal 2011, which represents the end of the requisite service period.

Stock Option Plan Activity

Transactions during the twenty-six weeks ended July 1, 2008 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	Options	Price	Value	Value	Life (Years)
Outstanding, January 1, 2008	1,108,361	$8.06
Granted	116,738	15.61
Exercised	(54,020)	4.09
Forfeited	—	—
Outstanding, July 1, 2008	1,171,079	$9.00	$4.09	$4,552,983	7.13
Exercisable and vested, July 1, 2008	718,972	$5.85	$3.41	$4,007,300	5.98

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 1, 2008	470,368	$4.80
Granted	116,738	5.46
Vested	(134,999)	4.16
Forfeited	—	—
Non-vested shares, July 1, 2008	452,107	$5.16

Stock Appreciation Rights Plan Activity

Transactions during the twenty-six weeks ended July 1, 2008 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	SARs	Price	Value	Value	Life (Years)
Outstanding, January 1, 2008	76,913	$11.69
Granted	5,002	14.32
Exercised	(75)	8.00
Forfeited	(11,487)	11.46
Outstanding, July 1, 2008	70,353	$11.92	$5.45	$113,685	3.83
Exercisable and vested, July 1, 2008	21,200	$11.42	$5.55	$37,763	3.75

		Weighted
	Number	Average
	of	Grant Date
	SARs	Fair Value
Non-vested shares, January 1, 2008	76,913	$5.60
Granted	5,002	3.59
Vested	(24,212)	5.55
Forfeited	(8,550)	5.54
Non-vested shares, July 1, 2008	49,153	$5.40

4.              Supplemental Cash Flow Information

	26 weeks ended
	July 3,	July 1,
	2007	2008
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term Loans	$8,185	$2,858
$25 Million Subordinated Note	825	—
Other	172	140

Prepayment penalty upon redemption of debt	$240	$—

Income taxes	$222	$575

Non-cash investing activities:
Change in accrued expenses for purchases of property and equipment	$2,076	$(918)

5.              Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 1,	July 1,
	2008	2008
	(in thousands of dollars)
Finished goods	$4,056	$3,825
Raw materials	1,257	1,092
Total inventories	$5,313	$4,917

6.              Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of July 1, 2008, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

We performed an impairment analysis of the goodwill and indefinite-lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of January 1, 2008 as to which there was no indication of impairment.  During the thirteen and twenty-six weeks ended July 3, 2007 and July 1, 2008, respectively there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

7.              Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following:

	January 1,	July 1,
	2008	2008
	(in thousands of dollars)
$90 Million First Lien Term Loan	$89,550	$88,100
New Jersey Economic Development Authority Note Payable	280	280
Total senior notes and other debt	$89,830	$88,380
Less short-term debt and current portion of long-term debt	955	1,180
Senior notes and other long-term debt	$88,875	$87,200

First Lien Term Loan and Revolving Facility

Our debt is composed of a modified term loan with a principal amount of $90 million and a $20 million revolving credit facility. We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.  Borrowings under this senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of July 1, 2008 the weighted average interest rate under the $90 million First Lien Term Loan (“First Lien Term Loan”) was 5.07%. The revolving facility and the First Lien Term Loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. As of January 1, 2008 and July 1, 2008 we were in compliance with all our financial and operating covenants.

The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs.  In addition, all of the revolving credit facility is available for letters of credit. As of July 1, 2008, we had $7.0 million in letters of credit outstanding under this facility. The letters of credit expire on various dates during 2008 and 2009, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $13.0 million at July 1, 2008.

For the revolving facility, the capitalized debt issuance costs are being amortized on a straight-line basis while the capitalized debt issuance costs for the First Lien Term Loan are being amortized on the effective interest rate method. As of July 1, 2008, approximately $0.4 million and $1.9 million in debt issuance costs have been capitalized for the revolving facility and the First Lien Term Loan, respectively, net of amortization.

On May 7, 2008, we entered into an interest rate swap agreement relating to our $90 million First Lien Term Loan for the next two years, effective starting in August 2008.  The Company is required to make payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company will receive interest on a $60 million of notional amount at a variable rate. The variable rate interest the Company will receive is based on the 1-month London InterBank Offered Rate (“LIBOR”).  The net effect of the swap is to fix the interest rate on $60 million of our First Lien Term Loan at 3.52% plus an applicable margin.

The Company’s interest rate swap agreement qualifies as a cash flow hedge, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The fair value of the interest rate swap agreement, which will be adjusted regularly, will be recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to other comprehensive income within equity.

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

The following table sets forth the computation of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	July 3,	July 1,	July 3,	July 1,
	2007	2008	2007	2008
	(in thousands, except earnings per share and related share information)
Net income (loss) (a)	$(250)	$6,914	$881	$10,756

Basic weighted average shares outstanding (b)	11,775,597	15,925,876	11,190,612	15,908,377
Dilutive effect of stock options and SARs	—	472,946	684,262	523,544
Diluted weighted average shares outstanding (c)	11,775,597	16,398,822	11,874,874	16,431,921
Basic earnings per share (a)/(b)	$(0.02)	$0.43	$0.08	$0.68
Diluted earnings per share (a)/(c)	$(0.02)	$0.42	$0.07	$0.65

Antidilutive stock options, SARs and warrants	1,380,509	410,224	188,364	410,224

9.              Income Taxes

Utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2008. We have recorded a provision for income taxes related to our estimate of income taxes due on taxable earnings for the thirteen weeks ended July 3, 2007 and July 1, 2008 of $10,000 and $298,000, respectively, and for the twenty-six weeks ended July 3, 2007 and July 1, 2008 of $47,000 and $440,000, respectively.

As of July 1, 2008, NOL carryforwards of $138.3 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. As a result of prior ownership changes, approximately $91.7 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million.  Our ability to utilize our NOL carryforwards, including those that are not currently subject to limitation, could be limited or further limited in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.  We are in the process of filing a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. Upon acceptance of our request, we believe that our NOL carryforwards will be available for utilization. In the event that our request is not accepted, approximately $17.9 million of NOL carryforwards will be at risk to expire prior to utilization.

Our NOL carryforwards are included in our deferred income tax assets and have been fully reserved.  Additionally, we maintain a full valuation allowance against our total net deferred tax assets.  In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) we assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•                  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Accumulation of income (loss) before taxes utilizing a look-back period of three years.

We will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assets, including:

•                  Events within the restaurant industry,

•                  The cyclical nature of our business,

•                  The health of the economy,

•                  Our future forecasts of taxable income and

•                  Historical trending.

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

10.       Commitments and Contingencies

Letters of Credit and Line of Credit

As of July 1, 2008, we had $7.3 million in letters of credit outstanding. The letters of credit expire on various dates during 2008 and 2009, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.0 million reduce our availability under the Revolving Facility. Our availability under the Revolving Facility was $13.0 million at July 1, 2008.

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

On August 31, 2007, the Company was served in an action brought by Fiera Foods Company in the Superior Court of Justice of Ontario, Canada.  Fiera claims that the Company failed to negotiate in good faith for a frozen bagel dough supply agreement, which was not concluded, and made misrepresentations in the negotiations.  Fiera is seeking damages of $17.0 million (Canadian) as well as interest and costs. The Company believes that these claims are not valid, is defending this action and has not recorded a liability.

On September 18, 2007, Eric Mathistad, a former store manager, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego.  The plaintiff alleges that we failed to pay overtime wages to “salaried restaurant employees” of our California stores who were improperly designated as exempt employees, and that these employees were deprived of mandated meal periods and rest breaks.  Plaintiff alleges that these actions were in violation of the California Labor Code Sections 1194, et seq., 500, et seq., California Business and Professions Code Section 17200, et seq., and applicable wage order(s) issued by the Industrial Welfare Commission.  Plaintiff seeks injunctive relief, declaratory relief, attorney’s fees, restitution and an unspecified amount of damages for unpaid overtime and for missed meal and/or rest periods. On November 14, 2007, Bernadette Mejia, another former store manager, filed a similar case.    On April 10, 2008, the Mathistad and Meija cases were consolidated into one case and, on May 6, 2008, Plaintiffs filed an Amended Consolidated Complaint.   The Company filed a Demurrer on June  20,  2008,  claiming that, among other things, plaintiff fails to state a claim against the Company; plaintiff does not state a claim for a joint venture, partnership, common enterprise, or aiding and abetting; plaintiff’s definition of the class is deficient and plaintiff’s claims for declaratory judgment regarding Labor Code violations should be dismissed.   Because limited discovery has been conducted and no class certification proceeding has occurred, we cannot predict the outcome of this matter.

On February 8, 2008, Gloria Webber and Hakan Mikado, non-exempt employees, brought a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego, claiming failure to pay minimum wages, failure to pay overtime and failure to provide rest periods and meal breaks, among other charges.  The parties have agreed to stay formal discovery and a formal response to the complaint pending exchange of information and pending settlement discussions.   We cannot predict the outcome of this matter.

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

Company Overview

We are a leading fast-casual restaurant chain, specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis.  As of July 1, 2008, we owned and operated, franchised or licensed 623 restaurants in 35 states and in the District of Columbia, primarily under the Einstein Bros., Noah’s and Manhattan Bagel brands.  Einstein Bros. is a national fast-casual restaurant chain.  Noah’s is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan Bagel is a regional fast-casual restaurant chain operated predominantly in the Northeast.  Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages.  Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients and we deliver them to our restaurants quickly and efficiently through our network of independent distributors.  Our manufacturing and commissary operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

Current Restaurant Base

As of July 1, 2008, we owned and operated, franchised or licensed 623 restaurants. Our current base of company-owned restaurants under our core brands includes 339 Einstein Bros. restaurants, 77 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise one Einstein Bros. restaurant and 69 Manhattan Bagel restaurants, and license 132 Einstein Bros. restaurants and three Noah’s restaurants. In addition, we have one restaurant which we operate under New World Coffee, our non-core brand.

The following tables detail our restaurant openings and closings for each respective period:

	13 weeks ended July 3, 2007				13 weeks ended July 1, 2008
	Company				Company
	Owned	Franchised	Licensed	Total	Owned	Franchised	Licensed	Total
Einstein Bros.
Beginning balance	336	—	97	433	338	1	125	464
Opened restaurants	1	—	6	7	2	—	8	10
Closed restaurants	(1)	—	—	(1)	(1)	—	(1)	(2)
Ending balance	336	—	103	439	339	1	132	472

Noah’s
Beginning balance	74	—	3	77	76	—	3	79
Opened restaurants	—	—	—	—	1	—	—	1
Closed restaurants	—	—	—	—	—	—	—	—
Ending balance	74	—	3	77	77	—	3	80

Manhattan Bagel
Beginning balance	—	79	—	79	1	69	—	70
Opened restaurants	—	—	—	—	—	—	—	—
Closed restaurants	—	(3)	—	(3)	—	—	—	—
Ending balance	—	76	—	76	1	69	—	70

Non-Core Brands
Beginning balance	2	6	—	8	1	3	—	4
Opened restaurants	—	—	—	—	—	—	—	—
Closed restaurants	(1)	(2)	—	(3)	—	(3)	—	(3)
Ending balance	1	4	—	5	1	—	—	1

Consolidated Total
Total beginning balance	412	85	100	597	416	73	128	617
Opened restaurants	1	—	6	7	3	—	8	11
Closed restaurants	(2)	(5)	—	(7)	(1)	(3)	(1)	(5)
Total ending balance	411	80	106	597	418	70	135	623

	26 weeks ended July 3, 2007				26 weeks ended July 1, 2008
	Company				Company
	Owned	Franchised	Licensed	Total	Owned	Franchised	Licensed	Total
Einstein Bros.
Beginning balance	341	—	93	434	337	—	121	458
Opened restaurants	1	—	10	11	5	1	12	18
Closed restaurants	(6)	—	—	(6)	(3)	—	(1)	(4)
Ending balance	336	—	103	439	339	1	132	472

Noah’s
Beginning balance	73	—	3	76	77	—	3	80
Opened restaurants	1	—	—	1	1	—	—	1
Closed restaurants	—	—	—	—	(1)	—	—	(1)
Ending balance	74	—	3	77	77	—	3	80

Manhattan Bagel
Beginning balance	—	80	—	80	1	69	—	70
Opened restaurants	—	—	—	—	—	—	—	—
Closed restaurants	—	(4)	—	(4)	—	—	—	—
Ending balance	—	76	—	76	1	69	—	70

Non-Core Brands
Beginning balance	2	6	—	8	1	3	—	4
Opened restaurants	—	—	—	—	—	—	—	—
Closed restaurants	(1)	(2)	—	(3)	—	(3)	—	(3)
Ending balance	1	4	—	5	1	—	—	1

Consolidated Total
Total beginning balance	416	86	96	598	416	72	124	612
Opened restaurants	2	—	10	12	6	1	12	19
Closed restaurants	(7)	(6)	—	(13)	(4)	(3)	(1)	(8)
Total ending balance	411	80	106	597	418	70	135	623

The following table details our restaurant openings and closings over the last twelve months:

	Trailing 12 Months Activity
	Company
	Owned	Franchised	Licensed	Total
Einstein Bros.
Beginning balance July 3, 2007	336	—	103	439
Opened restaurants	12	1	33	46
Closed restaurants	(9)	—	(4)	(13)
Ending balance July 1, 2008	339	1	132	472

Noah’s
Beginning balance July 3, 2007	74	—	3	77
Opened restaurants	4	—	—	4
Closed restaurants	(1)	—	—	(1)
Ending balance July 1, 2008	77	—	3	80

Manhattan Bagel
Beginning balance July 3, 2007	—	76	—	76
Opened restaurants	1	2	—	3
Closed restaurants	—	(9)	—	(9)
Ending balance July 1, 2008	1	69	—	70

Non-Core Brands
Beginning balance July 3, 2007	1	4	—	5
Opened restaurants	—	—	—	—
Closed restaurants	—	(4)	—	(4)
Ending balance July 1, 2008	1	—	—	1

Consolidated Total
Beginning balance July 3, 2007	411	80	106	597
Opened restaurants	17	3	33	53
Closed restaurants	(10)	(13)	(4)	(27)
Ending balance July 1, 2008	418	70	135	623

New Restaurant Openings

In 2008, we plan to open at least 18 new company-owned restaurants.  Through the twenty-six weeks ended July 1, 2008 we opened 5 company-owned Einstein Bros. restaurants.  Through the twenty-six weeks ended July 1, 2008 we opened one company-owned Noah’s restaurant.

We plan to open at least 5 franchise restaurants and at least 35 license restaurants in 2008.  The license restaurants will be located primarily in airports, colleges and universities, office buildings, hospitals and military bases and on turnpikes.  Through the twenty-six weeks ended July 1, 2008 we opened one Einstein Bros. franchise restaurant and twelve license restaurants.

Results of Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The second quarters in fiscal years 2007 and 2008 ended on July 3, 2007 and July 1, 2008, respectively, and each contained thirteen weeks, and the year to date periods each contained twenty-six weeks.

This table sets forth, for the periods indicated, certain amounts included in our consolidated statements of operations, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	13 weeks ended		Increase/	13 weeks ended
	(dollars in thousands)		(Decrease)	(percent of total revenue)
	July 3,	July 1,	2008	July 3,	July 1,
	2007	2008	vs. 2007	2007	2008
Revenues:
Company-owned restaurant sales	$94,141	$96,321	2.3%	93.2%	91.4%
Manufacturing and commissary revenues	5,682	7,640	34.5%	5.6%	7.2%
Franchise and license related revenues	1,232	1,453	17.9%	1.2%	1.4%
Total revenues	101,055	105,414	4.3%	100.0%	100.0%

Cost of sales:
Company-owned restaurant costs
Cost of goods sold	27,876	28,933	3.8%	27.6%	27.4%
Labor costs	28,566	28,201	(1.3)%	28.3%	26.8%
Other operating costs	8,728	9,300	6.6%	8.6%	8.8%
Rent and related, and marketing costs	10,087	10,214	1.3%	10.0%	9.7%
Total company-owned restaurant costs	75,257	76,648	1.8%	74.5%	72.7%

Manufacturing and commissary costs	5,380	7,224	34.3%	5.3%	6.9%
Total cost of sales	80,637	83,872	4.0%	79.8%	79.6%

Gross profit:
Company-owned restaurant	18,884	19,673	4.2%	18.7%	18.7%
Manufacturing and commissary	302	416	37.7%	0.3%	0.4%
Franchise and license	1,232	1,453	17.9%	1.2%	1.4%
Total gross profit	20,418	21,542	5.5%	20.2%	20.5%

Gross profit percentages:
Company-owned restaurant	20.1%	20.4%	1.5%	*	*
Manufacturing and commissary	5.3%	5.4%	1.9%	*	*
Franchise and license	100.0%	100.0%	0.0%	*	*

Operating expenses:
General and administrative expenses	10,855	9,540	(12.1)%	10.7%	9.1%
Depreciation and amortization	2,623	3,345	27.5%	2.6%	3.2%
Loss on sale, disposal or abandonment of assets, net	31	63	103.2%	0.0%	0.1%
Impairment charges and other related costs	166	54	(67.5)%	0.2%	0.1%
Income from operations	6,743	8,540	26.6%	6.7%	8.1%
Other expense:
Interest expense, net	4,144	1,328	(68.0)%	4.1%	1.3%
Write-off of debt discount upon redemption of senior notes	528	—	(100.0)%	0.5%	0.0%
Prepayment penalty upon redemption of senior notes	240	—	(100.0)%	0.2%	0.0%
Write-off of debt issuance costs upon redemption of senior notes	2,071	—	(100.0)%	2.0%	0.0%

Income (loss) before income taxes	(240)	7,212	**	(0.2)%	6.8%
Provision for income taxes	10	298	2880.0%	0.0%	0.3%
Net income (loss)	$(250)	$6,914	**	(0.2)%	6.6%

*	not applicable
**	not meaningful

	26 weeks ended		Increase/	26 weeks ended
	(dollars in thousands)		(Decrease)	(percent of total revenue)
	July 3,	July 1,	2008	July 3,	July 1,
	2007	2008	vs. 2007	2007	2008
Revenues:
Company-owned restaurant sales	$183,256	$189,931	3.6%	92.9%	91.0%
Manufacturing and commissary revenues	11,500	15,728	36.8%	5.8%	7.6%
Franchise and license related revenues	2,554	3,019	18.2%	1.3%	1.4%
Total revenues	197,310	208,678	5.8%	100.0%	100.0%

Cost of sales:
Company-owned restaurant costs
Cost of goods sold	54,149	56,918	5.1%	27.4%	27.3%
Labor costs	55,173	57,151	3.6%	28.0%	27.4%
Other operating costs	17,499	18,178	3.9%	8.9%	8.7%
Rent and related, and marketing costs	19,768	20,226	2.3%	10.0%	9.7%
Total company-owned restaurant costs	146,589	152,473	4.0%	74.3%	73.1%

Manufacturing and commissary costs	10,802	15,084	39.6%	5.5%	7.2%
Total cost of sales	157,391	167,557	6.5%	79.8%	80.3%

Gross profit:
Company-owned restaurant	36,667	37,458	2.2%	18.6%	18.0%
Manufacturing and commissary	698	644	(7.7)%	0.4%	0.3%
Franchise and license	2,554	3,019	18.2%	1.3%	1.4%
Total gross profit	39,919	41,121	3.0%	20.2%	19.7%

Gross profit percentages:
Company-owned restaurant	20.0%	19.7%	(1.5)%	*	*
Manufacturing and commissary	6.1%	4.1%	(32.8)%	*	*
Franchise and license	100.0%	100.0%	0.0%	*	*

Operating expenses:
General and administrative expenses	21,587	20,283	(6.0)%	10.9%	9.7%
Depreciation and amortization	5,042	6,549	29.9%	2.6%	3.1%
Loss on sale, disposal or abandonment of assets, net	405	132	(67.4)%	0.2%	0.1%
Impairment charges and other related costs	185	54	(70.8)%	0.1%	0.0%
Income from operations	12,700	14,103	11.0%	6.4%	6.8%
Other expense:
Interest expense, net	8,933	2,907	(67.5)%	4.5%	1.4%
Write-off of debt discount upon redemption of senior notes	528	—	(100.0)%	0.3%	0.0%
Prepayment penalty upon redemption of senior notes	240	—	(100.0)%	0.1%	0.0%
Write-off of debt issuance costs upon redemption of senior notes	2,071	—	(100.0)%	1.0%	0.0%

Income before income taxes	928	11,196	1106.5%	0.5%	5.4%
Provision for income taxes	47	440	836.2%	0.0%	0.2%
Net income	$881	$10,756	1120.9%	0.4%	5.2%

*	not applicable

Consolidated Results

For the thirteen weeks ended July 1, 2008 compared to the same period in 2007, total revenue increased $4.4 million, or 4.3%, gross profit increased $1.1 million or 5.5%, income from operations improved $1.8 million or 26.6%, and our income before income taxes increased $7.5 million. This growth was a result of having more locations, increased comparable store sales and price increases at our company-owned restaurants, an increase in sales volume and price increases from our manufacturing and commissary operations and an increase of comparable store sales from our franchisees and licensees, partially offset by increased cost of sales which was primarily driven by rising commodity costs and labor costs for both the company-owned restaurants and our manufacturing and commissary operations.  Adding to the increase in gross profit was a decrease in our general and administrative expenses related to decreased stock-based compensation expense and other cost savings, an increase in depreciation expense from the new restaurants that have been opened, decreased interest expense related to the debt redemption in 2007 as well as the $2.8 million in related one-time charges that occurred in 2007.

For the twenty-six weeks ended July 1, 2008 compared to the same period in 2007, total revenue increased $11.4 million, or 5.8%, gross profit increased $1.2 million or 3.0%, income from operations improved $1.4 million or 11.0%, and our income before income taxes increased $10.3 million. This growth is primarily due to having seven additional company-owned restaurants and 19 additional franchise and license locations, which increased our sales and cost of sales.  Additionally, revenues have increased as a result of higher comparable store sales, partially offset by increased cost of sales which was primarily driven by rising commodity costs and labor costs for both the company-owned restaurants and our manufacturing and commissary operations.  Adding to this was a decrease in our general and administrative expenses related to decreased stock-based compensation expense and other cost savings, an increase in depreciation expense from the new restaurants that have been opened, decreased interest expense related to the debt redemption in 2007 as well as the $2.8 million in related one-time charges that occurred in 2007.

Company-Owned Restaurant Operations

Revenues

Comparable store sales represent sales at restaurants open for one full year that have not been relocated or closed during the current year.  Comparable store sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base.  A restaurant becomes comparable in its thirteenth full month of operation.

For the thirteen weeks ended July 1, 2008, our comparable store sales increased 1.0% over the same periods in 2007.  This increase was primarily due to system-wide price increases of 6.8% since July 3, 2007 and a 3.5% shift in product mix to higher priced items, partially offset by an 8.5% decrease in the volume of units sold which we believe was mostly due to the economic climate and its negative impact on consumer discretionary spending, and from a decrease in our hours of operation.

For the twenty-six weeks ended July 1, 2008, our comparable store sales increased 2.3% over the same periods in 2007.  This increase was primarily due to system-wide price increases of 6.3% since July 3, 2007 and a 3.1% shift in product mix to higher priced items, partially offset by a 6.5% decrease in the volume of units sold which we believe was mostly due to the economic climate and its negative impact on consumer discretionary spending and from a decrease in our hours of operation.

Company-owned restaurant sales for the thirteen weeks ended July 1, 2008 increased $2.2 million, or 2.3%, when compared to the same period in 2007.  This increase was primarily due to the aforementioned price increases coupled with a net increase in restaurants opened over the last twelve months.  On average, the restaurants opened since July 3, 2007 are higher volume restaurants relative to those that were closed over the same period, which also positively contributed to the increase in sales.

Company-owned restaurant sales for the twenty-six weeks ended July 1, 2008 increased $6.7 million, or 3.6%, when compared to the same period in 2007.  This increase was primarily due to the aforementioned price increases coupled with a net increase of two restaurants opened in 2008 compared to a net decrease of five restaurants closed in 2007.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses, other operating costs and rent and related and marketing costs.

                                                Cost of Goods Sold

Food, beverage and packaging costs are three elements that make up cost of goods sold and constitute a large portion of the cost of sales at our company-owned restaurants.  These costs increased $1.0 million to $28.9 million for the thirteen weeks ended July 1, 2008 from $27.9 million for the same period in 2007, predominantly due to an increase in commodity costs, an increase in distribution costs that were driven by higher fuel costs, and increased costs associated with a net opening of seven stores over the last twelve months, partially offset by a reduction in the volume of products sold.

For the twenty-six weeks ended July 1, 2008, these costs increased $2.8 million to $56.9 million from $54.1 million for the same period in 2007, predominantly due to an increase in commodity costs, an increase in distribution costs that were driven by higher fuel costs, and increased costs associated with a net opening of seven stores over the last twelve months, partially offset by a reduction in the volume of products sold.

Compared to 2007, most of our commodity-based food costs increased in 2008.  Flour represents the most significant raw ingredient we purchase. The cost of wheat and the cost of flour increased substantially in the last half of 2007 but stabilized by the end of the second quarter and are expected to stay at these levels through the remainder of 2008. To mitigate this risk of increasing prices, we have utilized a subsidiary of Cargill, Incorporated to manage our wheat purchases for our company-owned production facility.  We will continue to work with Cargill, Incorporated to strategically source our key ingredient.  However, there can be no assurance that we will benefit from a decline in the cost of any of the commodity-based products that we purchase.

                                                Labor Expenses

Labor expenses, which includes our general managers and restaurant-level labor costs, including taxes and associated employee benefits, decreased $0.4 million to $28.2 million for the thirteen weeks ended July 1, 2008 compared to $28.6 million for the same period in 2007.  The decrease was primarily related to a decrease in incentive compensation of $0.5 million and a decrease in our self-insurance costs of $0.3 million, partially offset by a $0.4 million increase in labor costs from a combination of the growth of new restaurant openings that occurred throughout 2007 and the first twenty-six weeks of 2008, and an increase in base pay year-over-year from a combination of merit and an overall inflationary shift in our compensation structure caused by a January 2008 increase in minimum wage rates at the federal level and in several states in which we operate.

Labor expenses increased $2.0 million to $57.2 million for the twenty-six weeks ended July 1, 2008 compared to $55.2 million for the same period in 2007. This increase was predominantly due to a $2.6 million increase in labor costs from a combination of the growth of new restaurant openings that occurred throughout 2007 and the first twenty-six weeks of 2008 which increased the number of employees, and an increase in base pay year-over-year from a combination of merit and an overall inflationary shift in our compensation structure caused by a January 2008 increase in minimum wage rates at the federal level and in several states in which we operate, along with an increase in workers’ compensation costs of $0.5 million, partially offset by a decrease in incentive compensation of $0.8 million and a decrease in our self-insurance costs of $0.3 million.

                                                Other Operating Costs

Other operating costs consist of other restaurant-level occupancy expenses such as utilities, repairs and maintenance costs, credit card fees and supplies.  Other operating costs increased $0.6 million to $9.3 million for the thirteen weeks ended July 1, 2008 compared to $8.7 million for the same period in 2007.  This increase was attributable to an increase in credit card fees of $0.3 million from a shift in consumer payment practices, an increase in utilities of $0.1 million, and an increase in other overhead costs of $0.2 million.

Other operating costs increased $0.7 million to $18.2 million for the twenty-six weeks ended July 1, 2008 compared to $17.5 million for the same period in 2007.  This increase was attributable to an increase in credit card fees of $0.5 million from a shift in consumer payment practices, and an increase in utilities of $0.2 million.

Rent and related, and marketing costs

Rent and related, and marketing costs consist of restaurant-level rent expense, common area maintenance expense, property taxes and marketing expense.  Rent and related and marketing costs increased $0.1 million to $10.2 million for the thirteen weeks ended July 1, 2008 compared to $10.1 million for the same period in 2007.  This increase was principally attributable to an increase in rent and related expense of $0.6 million, partially offset by a decrease in marketing expense of $0.5 million.

Rent and related and marketing costs increased $0.4 million to $20.2 million for the twenty-six weeks ended July 1, 2008 compared to $19.8 million for the same period in 2007.  This increase was principally attributable to an increase in rent and related expense of $0.9 million, an increase in other costs of $0.1 million, partially offset by a decrease in marketing expense of $0.6 million.

Manufacturing and Commissary Operations

Our manufacturing operations, which include our United States Department of Agriculture inspected commissaries, predominantly support our company-owned restaurants and generate revenue from the sale of food products to franchisees, licensees, third-party distributors and other third parties. All inter-company transactions have been eliminated during consolidation.

Revenues

Manufacturing and commissary revenues for the thirteen weeks ended July 1, 2008 increased $1.9 million or 34.5% to $7.6 million from $5.7 million in the same period in 2007.  $0.6 million of this increase was attributed to a rise in the volume of units sold to our more significant customers and $0.9 million was related to price increases.  An additional $0.4 million of the increase was attributed to our expanded role within the distribution chain for sales to our franchise and license locations, slightly off-set by a drop in the volume of units sold to these customers.

Manufacturing and commissary revenues for the twenty-six weeks ended July 1, 2008 increased $4.2 million or 36.8% to $15.7 million from $11.5 million in the same period in 2007.  $1.4 million of this increase was attributed to a rise in the volume of units sold to our more significant customers and $1.6 million was related to price increases.  An additional $1.2 million of the increase was attributed to our expanded role within the distribution chain for sales to our franchise and license locations, slightly off-set by a drop in the volume of units sold to these customers.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses and other operating costs and expenses.

Cost of Goods Sold

Manufacturing costs are composed of raw materials such as flour, dairy products and meats.  These costs increased $1.7 million to $4.3 million for the thirteen weeks ended July 1, 2008 from $2.6 million in the same period in 2007, predominantly due to an increase in commodity costs and, to a lesser extent, an increase in volume of units sold.  Some of the raw materials used are commodity-based products and are subject to the same market fluctuations previously mentioned. We purchase certain raw materials under volume-based pricing agreements and, as manufacturing production increases we experience more favorable pricing arrangements.

Manufacturing costs are composed of raw materials such as flour, dairy products and meats.  For the twenty-six weeks ended July 1, 2008, these costs increased $3.9 million to $9.2 million from $5.3 million for the same period in 2007, predominantly due to an increase in commodity costs and to a lesser extent, an increase in volume of units sold.  Some of the raw materials used are commodity-based products and are subject to the same market fluctuations previously mentioned. We purchase certain raw materials under volume-based pricing agreements and, as manufacturing production increases, we experience more favorable pricing arrangements.

Labor Expenses

Labor expenses, which include manufacturing-level labor costs, including taxes and associated employee benefits, increased $0.1 million to $1.7 million for the thirteen weeks ended July 1, 2008 compared to $1.6 million for the same period in 2007. This increase was due to an increase in units produced as well as an increase in merit pay year-over-year, and increased minimum wage rate increases at the federal level and in some states in which we operate that went into effect starting January 2008.

Labor expenses increased $0.4 million to $3.5 million for the twenty-six weeks ended July 1, 2008 compared to $3.1 million for the same period in 2007. The increase was due to an increase in units produced as well as an increase in merit pay year-over-year, and increased minimum wage rate increases at the federal level and in some states in which we operate that went into effect starting January 2008, and to a lesser extent an increase in the cost of employee benefits.

Other Operating Costs and Expenses

Other operating costs and expenses consist of occupancy expenses (rent, insurance, licenses, taxes and utilities) and other operating expenses (excluding food costs and labor expenses reported separately). The changes for the thirteen and twenty-six weeks ended July 1, 2008 compared to the same periods in 2007 were negligible.  These expenses totaled $1.2 million for both the thirteen weeks ended July 1, 2008 and the same period in 2007, and $2.4 million for both the twenty-six weeks ended July 1, 2008 and the same period in 2007.

Franchise and License Operations

Franchise and license revenue consists of ongoing royalty payments to us based on a percentage of the restaurant’s gross sales, and a license or franchise fee that is recorded in deferred revenue and recognized as income upon the fulfillment of certain start up support obligations, such as training. Overall, licensee and franchisee revenue improved $0.2 million, or 17.9%, for the thirteen weeks ended July 1, 2008 as compared to the same period in 2007. The percentage increase was predominantly due to improved comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands and a net increase of 29 licensed restaurants, partially offset by a net decrease of 9 franchised restaurants since July 3, 2007.

Overall, licensee and franchisee revenue improved $0.5 million, or 18.2%, for the twenty-six weeks ended July 1 2008 as compared to the same period in 2007. The year-to-date percentage increase was predominantly due to improved comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands and a net increase of 29 licensed restaurants, partially offset by a net decrease of 9 franchised restaurants since July 3, 2007.

General and Administrative Expenses

General and administrative expenses include corporate and administrative functions that support our company-owned restaurants as well as our manufacturing and commissary, and franchise and license operations.  These costs include employee wages, taxes and related benefits, travel costs, information systems, recruiting and training costs, corporate rent, general insurance costs and other corporate expenses.

Our general and administrative expenses decreased $1.4 million to $9.5 million for the thirteen weeks ended July 1, 2008 compared to $10.9 million for the same period in 2007. As a percentage of total revenues, our general and administrative expenses were 9.1% for the thirteen weeks ended July 1, 2008 compared to 10.7% for the same period in 2007.  The overall decrease was predominately related to a $0.6 million decrease in stock-based compensation expense that was primarily due to the additional options that were granted and vested in the second quarter of 2007 related to the secondary public offering, which did not occur again in 2008.  Additionally, there were decreases of $0.2 million related to legal costs incurred in 2007 to amend our debt facility, net decreases of $0.1 million in compensation expense related to lower bonus expenses partially offset by increased manager training costs, a decrease of $0.2 million related to the relocation of our corporate offices, and other decreases of $0.3 million in our general and administrative expenses.

Our general and administrative expenses decreased $1.3 million to $20.3 million for the twenty-six weeks ended July 1, 2008 compared to $21.6 million for the same period in 2007. As a percentage of total revenues, our general and administrative expenses were 9.7% for the twenty-six weeks ended July 1, 2008 compared to 10.9% for the same period in 2007. The overall decrease was predominately related to a $0.4 million decrease in stock based compensation that was primarily due to the additional options that were granted and vested in the second quarter of 2007 related to the secondary public offering, which did not occur again in 2008.  Additionally, there were decreases of $0.5 million in management development expenses, $0.3 million in costs of transitioning to a new distributor, $0.2 million related to the relocation of our corporate offices, $0.4 million in recruiting, and referral fees related to senior level management positions and $0.2 million in other expenses, partially offset by increases of $0.7 million related to increased manager training costs and increased salary expenses.

Depreciation and Amortization

Depreciation and amortization are periodic non-cash charges that represent the reduction in usefulness and value of our tangible and intangible assets.  The majority of our depreciation and amortization relates to equipment and leasehold improvements located in our company-owned restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2008 will be approximately $14.0 million.

Depreciation and amortization expenses increased $0.7 million for the thirteen weeks ended July 1, 2008 when compared to the same period in 2007. The increase is due to the additional depreciation expense on our new corporate headquarters that we occupied in May 2007 and the additional assets invested in the company-owned restaurants that were added or upgraded since the second quarter of 2007.

Depreciation and amortization expenses increased $1.5 million for the twenty-six weeks ended July 1, 2008 when compared to the same period in 2007. The increase is due to the additional depreciation expense on our new corporate headquarters that we occupied in May 2007 and the additional assets invested in the company-owned restaurants that were added or upgraded since the second quarter of 2007.

Loss on Sale, Disposal or Abandonment of Assets

Gains and losses on the sale, disposal or abandonment of assets represent the difference of proceeds received, if any, and the net book value of an asset. We establish estimated useful lives for our assets, which range from three to ten years, and depreciate using the straight-line method. Leasehold improvements are limited to the lesser of the useful life or the non-cancelable lease term. The useful lives of the assets are based upon our expectations of the period of time that the asset will be used to generate revenue. We periodically review the assets for changes in circumstances, which may impact their useful lives.  During the thirteen weeks ended July 1, 2008, we recorded $63,000 in losses on the disposal, sales or abandonment of assets, compared to $31,000 for the same period in 2007.  During the twenty-six weeks ended July 1, 2008, we recorded $132,000 in losses on the disposal, sales or abandonment of assets, compared to $405,000 for the same period in 2007.

Impairment Charges and Other Related

Impairment losses are non-cash charges recorded on long-lived assets, goodwill, trademarks and our other intangible assets. Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. Other related expenses are those costs incurred to close company-owned restaurants.  During the thirteen weeks ended July 1, 2008, we recorded $54,000 in impairment charges and other related expenses, compared to $166,000 for the same period in 2007.  During the twenty-six weeks ended July 1, 2008, we recorded $54,000 in impairment charges and other related expenses, compared to $185,000 for the same period in 2007.

Interest Expense, Net

In June 2007, we amended our debt facility and reduced our debt outstanding to $90 million, substantially decreasing our interest expense.  The outstanding senior notes and other long-term debt as of July 1, 2008 was $88.4 million compared to $90.6 million as of July 3, 2007.   Net interest expense for the thirteen weeks ended July

1, 2008 was $1.3 million, compared to $4.1 million for the same period in 2007 and net interest expense for the twenty-six weeks ended July 1, 2008 was $2.9 million, compared to $8.9 million for the same period in 2007.

Other Expense

During the second quarter, we wrote off $2.1 million of debt issuance costs and paid a $0.2 million redemption premium related to the repayment of the $65 Million Second Lien Term Loan, and wrote off a $0.5 million discount related to the repayment of the $25 Million Subordinated Note.

Income Taxes

We reported net income for the twenty-six weeks ended July 1, 2008 of $10.8 million as compared to net income of $0.9 million for the same period in 2007. For tax purposes, utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our effective tax rate and our federal and state income tax liability incurred for the first twenty-six weeks of 2008. We have recorded a provision for income taxes in the amount of $298,000 and $440,000 related to our estimate of income taxes due on taxable earnings for the thirteen and twenty-six weeks ended July 1, 2008, respectively.

As of July 1, 2008, our NOL carryforwards for U.S. federal income tax purposes were $138.3 million, $91.7 million of which are subject to an annual usage limitation of $4.7 million, and were subject to the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands of dollars)
December 31, 2018	10,086
December 31, 2019	6,862
December 31, 2020	10,424
December 31, 2021	10,515
December 31, 2022	35,688
December 31, 2023	42,362
December 31, 2024	12,003
December 31, 2025	5,413
December 31, 2026	4,900
$138,253

Our NOL carryforwards are included in our deferred income tax assets and have been fully reserved.  Additionally, we maintain a full valuation allowance against our total net deferred tax assets.  In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) we assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•                  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Accumulation of income (loss) before taxes utilizing a look-back period of three years.

We will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assets, including:

•                  Events within the restaurant industry,

•                  The cyclical nature of our business,

•                  The health of the economy,

•                  Our future forecasts of taxable income and

•                  Historical trending.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow and have sufficient availability under our Revolving Facility to fund operations, capital expenditures and required debt and interest payments. Our inventory turns frequently because our products are perishable. Accordingly, our investment in inventory is minimal. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

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

Our Mandatorily Redeemable Series Z Preferred Stock has been reclassified to a current liability as of July 1, 2008 as the redemption is now within one year. As part of the amended First Lien Term Loan in June of 2007, we obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57 million to be used by us, if needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock due on June 30, 2009. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of such incremental term loan. It is our intention to continue to focus on generating cash through June 30, 2009 to pay down a substantial portion of the Series Z obligation. Due to the current state of the credit market, we also plan to discuss our financing options with other institutions.

Working Capital Deficit

On July 1, 2008, we had unrestricted cash of $18.4 million and restricted cash of $0.9 million. Under the Revolving Facility, there were no outstanding borrowings, $7.0 million in letters of credit outstanding and borrowing availability of $13.0 million. On June 30, 2008 we reclassified the $57 million mandatorily redeemable series Z preferred stock as a short term liability which resulted in our working capital decreasing $51.4 million to a deficit of $47.8 million on July 1, 2008 compared to a surplus of $3.6 million on January 1, 2008.  The reclassification was partially offset by $5.6 million that was primarily due to the increased cash flow stemming from an increase in profitability at our company-owned restaurants, and a decrease in our accounts receivable along with decreases in our other current assets and current liabilities.  Short-term debt and the current portion of long-term debt increased by $0.2 million related to the timing of when the payments are due compared to our fiscal year-end.

Cash Provided by Operations

This $14.4 million increase was due primarily to a $9.9 million increase in net income and $7.5 million of changes to our operating assets and liabilities such as accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses. Net cash generated by operating activities was $22.7 million for the twenty-six weeks ended July 1, 2008 compared to $8.3 million for the same period in 2007.

Cash Used in Investing Activities

During the twenty-six weeks ended July 1, 2008, we used approximately $12.5 million of cash to purchase additional property and equipment that included $3.7 million to open six new restaurants in 2008, $0.7 million in payments for restaurants that opened in 2007, and $0.3 million towards 12 restaurants that are currently under construction and are scheduled to open in 2008; $3.7 million for upgrading existing restaurants in 2008, $0.1 million for restaurants that were upgraded in 2007 and $0.2 million of upgrades that are in process and are scheduled to be completed in 2008; $2.5 million for replacement of equipment at our existing company-owned restaurants, $0.3 million for equipment at our manufacturing operations, and $1.0 million for general corporate purposes.

During the twenty-six weeks ended July 3, 2007, we used approximately $12.4 million of cash to purchase additional property and equipment that included $1.0 million to open two new restaurants in 2007, $0.6 million in payments for restaurants that opened in 2006, and $1.0 million towards 10 restaurants that are currently under construction and were opened in 2007 and 2008; $1.1 million for upgrading existing restaurants, $4.5 million for replacement of old equipment with new equipment at our existing company-owned restaurants, $1.1 million for our manufacturing operations, $1.3 million for general corporate purposes, and $1.8 for leasehold improvements and build-out related to our new corporate headquarters.

We anticipate that the majority of our capital expenditures for the remainder of fiscal 2008 will be focused on the addition of at least 18 new company-owned restaurants during 2008 at an average investment of approximately $600,000 per restaurant, which varies depending upon square footage, layout and location. We also upgraded 27 of our current restaurants during the twenty-six weeks ended July 1, 2008 and intend to upgrade at least 18 more during the remainder of 2008.

Cash Provided by (Used in) Financing Activities

For the twenty-six weeks ended July 1, 2008, $1.3 million in cash was used in financing activities compared to $4.6 million of cash provided by financing activities in the same period in 2007. The primary use of funds in 2008 was from principal payments on our debt.

For the twenty-six weeks ended July 3, 2007, we received $90.0 million in cash, and incurred $6.4 million in stock issuance costs as a result of our secondary public offering of common stock. Concurrent with our June 28, 2007 amendment to our First Lien Term Loan, we drew down an additional $11.9 million in debt and incurred an additional $0.8 million in debt issuance costs.  The funds from these two transactions were used to pay off the $65.0 million Second Lien Term Loan and the $25.0 Million Subordinated Note and $2.5 million of related paid-in-kind interest on the Subordinated Note.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of July 1, 2008:

	Payments Due by Fiscal Period
	2008	2009 to 2011	2012 to 2013	2014 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$25,267	$—	$—	$—	$25,267
Debt	505	2,925	84,950	—	88,380
Estimated interest expense on our debt facility (a)	2,352	14,120	2,622	—	19,094
Manditorily redeemable series Z	—	57,000	—	—	57,000
Minimum lease payments under capital leases	45	73	—	—	118
Minimum lease payments under operating leases	14,169	66,440	13,214	12,261	106,084
Purchase obligations (b)	15,799	10,786	—	—	26,585
Other long-term obligations (c)	—	750	500	5,524	6,774
Total	$58,137	$152,094	$101,286	$17,785	$329,302

(a)

Calculated as of July 1, 2008, using the LIBOR and U.S. Prime rates, plus the applicable margin in effect. Because the interest rates on the first lien term loan facility and the revolving credit facility are variable, actual payments could differ materially.

(b)	Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.

(c)	Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

Insurance

We are insured for losses related to health, general liability and workers’ compensation under large deductible policies. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated workers’ compensation liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual trends, including the severity or frequency of claims, differ from our estimates our financial results could be favorably or unfavorably impacted.  The estimated workers’ compensation liability is included in accrued expenses in our consolidated balance sheets.

Consumer Spending Habits and Impact of Inflation

Our results depend on consumer spending, which is influenced by consumer confidence, disposable income and general economic conditions. In particular, the effects of higher energy, food costs, increases in the rate of foreclosures, market uncertainty, and a reduction in the availability of credit, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

Impact of Agricultural Commodities

Our cost of sales consist of cost of goods sold, which is made up of food and product costs, compensation costs, and operating costs.  Wheat, butter, and cheese are our primary agricultural commodities and represent 10.9%,

3.7% and 2.4% of our cost of goods sold, respectively. In addition, coffee, chicken and turkey are the other major agricultural commodities and represent 4.6% of our cost of goods sold.   For the last few years, cost increases in one or more of our agricultural commodities were generally modest in relation to our total cost of sales. In 2007, however, the price for a bushel of wheat began to rise at a rapid rate and reached new price levels that were unprecedented. The increase is related to substantially lower ending stock of wheat as well as fears related to lower harvests which is a result of lower plantings, unfavorable weather conditions, and lost acreage to other competing crops.

Towards the end of 2007, we utilized a subsidiary of Cargill, Incorporated to assist us in managing the price of our purchases of wheat. Through this relationship we have secured our wheat requirements as well as established the price for wheat for virtually all of our needs in fiscal 2008 and have begun to take positions for 2009. To offset the impact of higher wheat prices, we implemented a price increase in early 2008 at our Einstein Bros. restaurants and in June 2008 at our Noah’s restaurants.

Impact of Inflation on Labor

We pay many of our employees hourly rates above the applicable federal, state or municipal “living wage” rates. Ongoing changes in minimum wage laws have created pressure to increase the pay scale for our associates, which would increase our labor costs.

Impact of Inflation on Other Elements of Cost

We have experienced only a modest impact from inflation.  However, the impact of inflation on distribution and occupancy costs could, in the future, significantly affect our operations. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, menu mix, cost controls, hours of operations, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

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

In the first quarter of 2008, we reviewed the expected term of our options and SARs using the guidance under SFAS 123(R) and SAB 110.  Previously, all options had an expected term of 4 years, but subsequent to our secondary offering and listing back onto the NASDAQ Global Market exchange, we determined that each plan should be evaluated separately and we revised the expected term for newly issued options.  We estimated that the expected term for the 2003 Executive Employee Incentive Plan, the 2004 Stock Option Plan for Independent Directors, and the Stock Appreciation Rights Plan should be 6 years, 2.75 years and 3.25 years, respectively.

The effect of these two changes in estimates are recorded prospectively in accordance with SFAS 154 Accounting Changes and Error Corrections.  These changes, individually and in the aggregate, do not materially change the income from operations, net income or the net income per common share.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the thirteen and twenty-six weeks ended July 1, 2008 and July 3, 2007, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Sales shipped internationally are included in manufacturing and commissary revenue. We recognized revenue for these international shipments within manufacturing and commissary revenues of approximately $0.9 million and $1.5 million the thirteen weeks ended July 3, 2007 and July 1, 2008, respectively and $1.6 million and $2.6 million for the twenty-six weeks ended July 3, 2007 and July 1, 2008, respectively.  We continue to look for other international opportunities.

Our debt as of July 1, 2008 was principally composed of the amended Revolving Facility and First Lien Term Loan.  For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our revolving facility and first lien term loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. A 100 basis point increase in short-term effective interest rates would increase our interest expense by approximately $0.9 million annually, assuming no change in the size or composition of debt as of July 1, 2008, and presuming the utilization of our accumulated net operating losses would minimize the tax implications for the next several years.  Currently, the interest rates on our revolving facility and first lien term loan are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.  On May 7, 2008, we entered into an interest rate swap agreement, to fix our rate on $60 million of our debt to 3.52% plus an applicable margin for the next two years, effective August 2008.

On an annual basis, we purchase a substantial amount of agricultural products that are subject to fluctuations in price based upon market conditions. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices.  We have utilized a subsidiary of Cargill, Incorporated to manage our wheat purchases for our company-owned production facility.  In addition to wheat, we have established contracts and entered into commitments with our vendors for butter, cheese, coffee and turkey.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 1, 2008. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the twenty-six weeks ended July 1, 2008, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk Factors Relating to Our Business and Our Industry

General economic conditions have affected, and could continue to affect, discretionary consumer spending, particularly spending for meals prepared away from home.

International, national and local economic conditions, including credit and mortgage markets, energy costs, lay-offs, foreclosure rates, and similar adverse economic news and factors affect discretionary consumer spending. These factors could reduce consumers’ discretionary spending with in turn could reduce our guest traffic or average check.  In 2006 and 2007, restaurants industry-wide were adversely affected as a result of reduced consumer spending due to rising fuel and energy costs.  The conditions experienced recently also include reduced consumer confidence, on-going concerns about the housing market, concerns over the stability of financial institutions, and increased health care and energy costs.  Adverse changes in consumer discretionary spending, which could be affected by many different factors which are out of our control, including those listed above, could harm our business prospects, financial condition, operating results and cash flows.  Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

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

Failure to protect our food supply or enforce food safety policies, such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Also, our reputation of providing high quality food is an important factor in choosing our restaurants. Instances of food borne illness, including listeriosis, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close. An instance of food contamination originating from one of our restaurants, our commissaries or suppliers, or our manufacturing plant could have far-reaching effects, as the contamination, or the perception of contamination could affect substantially all of our restaurants. In addition, publicity related to either product contamination or recalls may cause our guests to cease frequenting our restaurants based on fear of such illnesses. For example, the recent outbreak of salmonella may affect the public’s perception of food safety at restaurants and, in particular, in restaurants that serve suspected products and this in turn, could cause consumers to cease frequenting our restaurants.

Changes in consumer preferences could harm our financial results.

Numerous factors including changes in consumer tastes and preferences often affect restaurants.  Shifts in consumer preferences away from our type of cuisine and/or the fast-casual style could have a material effect on our results of operations.  Dietary trends, such as the consumption of food low in carbohydrate content have, in the past, and may, in the future, negatively impact our sales. Changes in our guests’ spending habits and preferences could have a material adverse effect on our sales.  Our results will depend on our ability to respond to changing consumer preferences and tastes.

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

Additionally, in the event of destruction of products such as tomatoes or peppers or massive culling of specific animals such as chickens or turkeys to prevent the spread of disease, the supply and availability of ingredients may become limited. This could dramatically increase the price of certain menu items which could decrease sales of those items or could force us to eliminate those items from our menus entirely. All of these factors could adversely affect our business, reputation and financial results.

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

Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives including: developing new menu offerings and broadening our offerings across multiple dayparts, improving our ordering and production systems, expanding our catering program and upgrading our restaurants is dependent in part on our ability to predict and satisfy consumer preferences and as mentioned above, consumers ability to respond positively in a troublesome economic environment. Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, find available contractors, obtain licenses and permits, locate and train appropriate staff and properly manage the new restaurant. Our success in opening new franchised and licensed restaurants is dependent upon, among other factors, our ability to: attract quality businesses to invest in our core brands, maintain the effectiveness of our franchise disclosure documents in target states, offer restaurant solutions for a variety of location types and the ability of our franchisees and licensees to: find suitable locations, reach acceptable lease terms, have adequate capital, secure reasonable financing, find available contractors, obtain licenses and permits, locate and train staff appropriately and properly manage the new restaurants. Accordingly, we may not be able to open or upgrade as many restaurants or grant as many franchises or licenses as we project or otherwise execute on our strategy. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

The level of growth in comparable store sales significantly affects our overall sales growth and will be a critical factor affecting profit growth. Our ability to increase comparable store sales depends in part on our ability to offer hospitality and attractive menu items, and successfully implement our initiatives to increase throughput, such as increasing the speed at which our employees serve each guest. Factors such as traffic patterns, local demographics, the type, number and location of competing restaurants and economic climate may adversely affect the performance of individual restaurants. It is possible that we will not achieve our targeted comparable store sales growth or that the change in comparable store sales could be negative and could adversely impact our sales and profit growth.

Competition in the restaurant industry is intense, and we may fall short of our revenue and profitability targets if we are unable to compete successfully.

Our industry is highly competitive and there are many well-established competitors with substantially greater financial and other resources than we have. Although we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments to be our competitors. Several fast-casual and fast-food chains are focusing more on breakfast offerings and expanding their coffee offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to obtain real estate and advertising space, and to attract and retain guests and personnel.

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

The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, product demand, weather, crops planted, and natural resources such as electricity, water, and fuel could adversely affect the cost of our ingredients. We have limited control over changes in the price and quality of these natural resources, since we typically do not enter into long-term pricing agreements for our ingredients and production costs, such as energy and fuel. We may not be able to pass through any future cost increases by increasing menu prices, as we have done in the past. We and our franchisees and licensees are dependent on a constant supply of energy, frequent deliveries of fresh ingredients, and regular consumption of fuel, thereby subjecting us to the risk of shortages or interruptions in supply of any of these items.

The cost of energy impacts our results of operations in several ways.  We have seen our cost of electricity gradually increase over time. Distribution costs related to fuel have impacted our operations negatively. Additionally, travel costs, including gas prices and airline fares, have been increasing significantly nationwide. These costs impact our results of operation currently and could impact us negatively in the future.

Our operations may be negatively impacted by adverse weather conditions and natural disasters.

Adverse weather conditions and natural disasters could seriously affect regions in which our company-owned, franchised and licensed restaurants are located, regions that produce raw ingredients for our restaurants, or locations of our distribution network. If adverse weather conditions or natural disasters such as fires and hurricanes affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business.  In addition, if adverse weather or natural disasters affect our distribution network, we could experience shortages or delayed shipments at our restaurants, which could adversely affect them.  Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, many individuals choose to stay inside. This negatively impacts transaction counts in our restaurants and over extended periods of time could adversely affect our business and results of operations.

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

We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous increases have been made on federal, state and local levels to increase minimum wage levels. Increases in state minimum hourly wage rates in some of the states in which we operate became effective January 2008, and the federal minimum wage increased on July 24, 2008 and the minimum wage will be raised again in 2009. Increases in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

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

We have a considerable amount debt and are substantially leveraged. As of July 1, 2008, we had $88.4 million in term loans and notes outstanding.  In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other things, could:

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

We also have $57.0 million of mandatorily redeemable preferred stock due June 30, 2009.  Given the current credit climate we may not be able to successfully syndicate the commitment we have for an incremental loan, or find additional financing at all that would be used to pay the series Z obligation.

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

We believe our trademarks, service marks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, service marks and proprietary rights. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others, to prevent various challenges to our registrations or applications or denials of applications for the registration of trademarks, service marks and proprietary rights in the U.S. or other countries, or to prevent others from claiming violations of their trademarks and proprietary marks. In addition, others may assert rights in our trademarks, service marks and other proprietary rights.

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

As of July 1, 2008, our NOL carryforwards for U.S. federal income tax purposes were approximately $138.3 million. As a result of prior ownership changes, approximately $97.1 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million. Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, such offering may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control).   In either event, the occurrence of an additional ownership change would limit our ability to utilize the approximately $46.6 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Limitations imposed on our ability to use NOL carryforwards and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOL carryforwards and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards and other tax attributes to us and adversely affecting our future cash flow. We are in the process of filing a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382.  We anticipate this filing will be completed no later than September 15, 2008. Upon acceptance of our request, we believe that our NOL carryforwards will be available for utilization.  In the event that our request is not accepted, approximately $17.9 million of NOL carryforwards will be at risk to expire prior to utilization.  Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

                                                We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 67.4% of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders to elect all of the members of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight has voted its shares to elect our current board of directors, and the chairman of our board of directors is a current employee of Greenlight.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                   The Annual Meeting of Shareholders of the Company was held on May 6, 2008   in connection with which it filed a Proxy Statement with the SEC on April 2, 2008.

(c)                                   The following matters were voted upon at the meeting and approved by the Shareholders:

                                                 (1)             Each of the nominees, as described in the Proxy Statement referenced above, was re-elected as a director to hold office until the next Annual Meeting of Shareholders or until his successor is elected and qualified.

Nominee Name	Votes For	Votes Against or Withheld
Michael W. Arthur	15,174,885	366,592

E. Nelson Heumann	13,496,690	2,044,787

Frank C. Meyer	15,173,669	367,808

Thomas J. Mueller	15,305,286	236,191

Paul J.B. Murphy III	13,496,714	2,044,763

S. Garrett Stonehouse, Jr.	15,174,886	366,591

(2)             Proposal to ratify the appointment of Grant Thornton LLP, an independent registered public accounting firm,  as independent auditors for the fiscal year ending December 30, 2008.

Votes For	Votes Against	Abstentions
15,539,918	1,110	449

Item 6.  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification by Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date:	August 6, 2008	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	August 6, 2008	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer