Form 10-Q
period 2008-09-30
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2008-11-06
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 3, 2008, there were 15,975,251 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	January 1,	September 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,436	$22,150
Restricted cash	1,203	887
Franchise and other receivables, net of allowance of $606 and $278, respectively	7,807	7,207
Inventories	5,313	5,033
Prepaid expenses and other current assets	5,281	4,684
Total current assets	29,040	39,961

Property, plant and equipment, net	47,714	56,180
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Debt issuance costs and other assets, net	2,996	2,769

Total assets	$148,562	$167,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,072	$4,976
Accrued expenses and other current liabilities	19,279	23,375
Short-term debt and current portion of long-term debt	955	9,180
Current portion of obligations under capital leases	80	86
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	—	57,000

Total current liabilities	25,386	86,617

Senior notes and other long-term debt	88,875	78,975
Long-term obligations under capital leases	67	72
Other liabilities	10,841	11,386
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	57,000	—

Total liabilities	182,169	185,050

Commitments and contingencies

Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,878,811 and 15,975,251 shares issued and outstanding	16	16
Additional paid-in capital	262,830	264,105
Accumulated other comprehensive loss	—	(289)
Accumulated deficit	(296,453)	(281,160)
Total stockholders’ deficit	(33,607)	(17,328)

Total liabilities and stockholders’ deficit	$148,562	$167,722

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(unaudited)

	13 weeks ended		39 weeks ended
	October 2,	September 30,	October 2,	September 30,
	2007	2008	2007	2008
Revenues:
Company-owned restaurant sales	$93,026	$92,400	$276,283	$282,331
Manufacturing and commissary revenues	5,910	6,991	17,409	22,719
Franchise and license related revenues	1,442	1,504	3,996	4,523

Total revenues	100,378	100,895	297,688	309,573

Cost of sales:
Company-owned restaurant costs	74,527	75,189	221,116	227,662
Manufacturing and commissary costs	6,330	6,523	17,132	21,607

Total cost of sales	80,857	81,712	238,248	249,269

Gross profit	19,521	19,183	59,440	60,304

Operating expenses:
General and administrative expenses	9,794	7,652	31,381	27,935
California wage and hour settlements	—	1,900	—	1,900
Depreciation and amortization	2,868	3,644	7,910	10,193
Loss (gain) on sale, disposal or abandonment of assets, net	25	(10)	429	122
Impairment charges and other related costs	28	—	213	54

Income from operations	6,806	5,997	19,507	20,100

Other expense:
Interest expense, net	1,752	1,250	10,685	4,157
Write-off of debt discount upon redemption of senior notes	—	—	528	—
Prepayment penalty upon redemption of senior notes	—	—	240	—
Write-off of debt issuance costs upon redemption of senior notes	—	—	2,071	—

Income before income taxes	5,054	4,747	5,983	15,943
Provision for income taxes	111	210	158	650

Net income	$4,943	$4,537	$5,825	$15,293

Net income per common share – Basic	$0.31	$0.28	$0.46	$0.96
Net income per common share – Diluted	$0.30	$0.28	$0.43	$0.93

Weighted average number of common shares outstanding:
Basic	15,772,931	15,948,180	12,718,051	15,921,645
Diluted	16,572,486	16,412,748	13,436,884	16,425,235

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 weeks ended
	October 2,	September 30,
	2007	2008
OPERATING ACTIVITIES:
Net income	$5,825	$15,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,910	10,193
Stock-based compensation expense	1,588	877
Loss, net of gains, on disposal of assets	429	122
Impairment charges and other related costs	213	54
Provision for losses on accounts receivable	25	98
Amortization of debt issuance and debt discount costs	545	366
Write-off of debt issuance costs	2,071	—
Write-off of debt discount	528	—
Paid-in-kind interest	904	—
Changes in operating assets and liabilities:
Restricted cash	—	316
Franchise and other receivables	87	502
Accounts payable and accrued expenses	1,973	4,873
Other assets and liabilities	(2,829)	1,001

Net cash provided by operating activities	19,269	33,695

INVESTING ACTIVITIES:
Purchase of property and equipment	(18,255)	(19,649)
Proceeds from the sale of equipment	1,166	17
Acquisition of restaurant assets	—	(7)

Net cash used in investing activities	(17,089)	(19,639)

FINANCING ACTIVITIES:
Proceeds from secondary common stock offering	90,000	—
Costs incurred with offering of our common stock	(6,666)	—
Payments under capital lease obligations	(58)	(65)
Borrowings under First Lien Term Loan	11,900	—
Repayments under First Lien Term Loan	(700)	(1,675)
Repayments under Second Lien Term Loan	(65,000)	—
Repayments under Subordinated Note	(25,000)	—
Debt issuance costs	(921)	—
Proceeds upon stock option exercises	779	398

Net cash provided by (used in) financing activities	4,334	(1,342)

Net increase in cash and cash equivalents	6,514	12,714
Cash and cash equivalents, beginning of period	5,477	9,436

Cash and cash equivalents, end of period	$11,991	$22,150

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to the Consolidated Financial Statements (Unaudited)

1.              Basis of Presentation

The accompanying consolidated balance sheet as of January 1, 2008, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.

As of September 30, 2008, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), and New World Coffee (“New World”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to Security Exchange Commission (“SEC”) rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 1, 2008. We believe that the disclosures are sufficient for interim financial reporting purposes.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Additionally, our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

2.              Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”) on January 2, 2008, which became effective for fiscal periods beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”). This Statement will be effective November 15, 2008. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements would have a material impact on our consolidated financial statements.

3.              Stock Based Compensation

Our stock-based compensation cost for the thirteen weeks ended October 2, 2007 and September 30, 2008 was $338,000 and $67,000, respectively, and for the thirty-nine weeks ended October 2, 2007 and September 30, 2008 was $1.6 million and $0.9 million, respectively.  These costs are included in general and administrative expenses in our statements of operations. The fair value of stock options and stock appreciation rights (“SARs”) are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		39 weeks ended
	October 2,	September 30,	October 2,	September 30,
	2007	2008	2007	2008
Expected life of options and SARs from date of grant	4.0 years	3.25 - 6.0 years	4.0 years	3.25 - 6.0 years
Risk-free interest rate	4.13 - 4.85%	2.92%	4.13-5.02%	2.49 - 2.92%
Volatility	29.0%	33.0%	28% - 97%	31 - 33%
Assumed dividend yield	0.0%	0.0%	0.0%	0.0%

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

As of September 30, 2008, we had approximately $1.8 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 2.3 years. Total compensation costs related to the non-vested awards outstanding as of September 30, 2008 will be fully recognized through the fourth quarter of fiscal 2011, which represents the end of the requisite service period.

Stock Option Plan Activity

Transactions during the thirty-nine weeks ended September 30, 2008 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	Options	Price	Value	Value	Life (Years)
Outstanding, January 1, 2008	1,108,361	$8.06
Granted	276,738	12.92
Exercised	(96,276)	4.14
Forfeited	(3,542)	13.76
Outstanding, September 30, 2008	1,285,281	$9.38	$4.12	$3,856,656	7.24
Exercisable and vested, September 30, 2008	691,299	$6.15	$3.47	$3,401,650	5.71

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested shares, January 1, 2008	470,368	$4.80
Granted	276,738	4.68
Vested	(149,582)	4.24
Forfeited	(3,542)	5.45
Non-vested shares, September 30, 2008	593,982	$4.88

Stock Appreciation Rights Plan Activity

Transactions during the thirty-nine weeks ended September 30, 2008 were as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average	Aggregate	Average
	of	Exercise	Fair	Intrinsic	Remaining
	SARs	Price	Value	Value	Life (Years)
Outstanding, January 1, 2008	76,913	$11.69
Granted	5,002	14.32
Exercised	(388)	8.00
Forfeited	(14,227)	11.40
Outstanding, September 30, 2008	67,300	$11.97	$5.44	$84,600	3.59
Exercisable and vested, September 30, 2008	19,973	$11.49	$5.55	$27,662	3.50

		Weighted
	Number	Average
	of	Grant Date
	SARs	Fair Value
Non-vested shares, January 1, 2008	76,913	$5.60
Granted	5,002	3.59
Vested	(24,212)	5.55
Forfeited	(10,376)	5.55
Non-vested shares, September 30, 2008	47,327	$5.40

4.              Supplemental Cash Flow Information

	39 weeks ended
	October 2,	September 30,
	2007	2008
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term Loans	$9,401	$4,242
$25 Million Subordinated Note	825	—
Other	231	211

Prepayment penalty upon redemption of debt	$240	$—

Income taxes	$274	$665

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$—	$33
Non-cash addition of leasehold improvements provided by lessor	$1,672	$—
Change in accrued expenses for purchases of property and equipment	$(2,170)	$(873)

5.              Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	January 1,	September 30,
	2008	2008
	(in thousands of dollars)
Finished goods	$4,056	$3,859
Raw materials	1,257	1,174
Total inventories	$5,313	$5,033

6.              Senior Notes and Other Long-Term Debt

Senior notes and other long-term debt consist of the following:

	January 1,	September 30,
	2008	2008
	(in thousands of dollars)
$90 Million First Lien Term Loan	$89,550	$87,875
New Jersey Economic Development Authority Note Payable	280	280
Total senior notes and other debt	$89,830	$88,155
Less short-term debt and current portion of long-term debt	955	9,180
Senior notes and other long-term debt	$88,875	$78,975

First Lien Term Loan and Revolving Facility

Our debt is composed of a modified term loan with a principal amount of $90 million and a $20 million revolving credit facility. We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.  Borrowings under this senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of September 30, 2008, the weighted average interest rate under the $90 million First Lien Term Loan (“First Lien Term Loan”) was 5.48%. The revolving facility and the First Lien Term Loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. As of January 1, 2008 and September 30, 2008 we were in compliance with all our financial and operating covenants.

In addition to our quarterly payments of $225,000 due on our First Lien Term Loan and the $280,000 final installment of the New Jersey Economic Development Authority Note Payable, we are also required to make excess cash flow payments on our First Lien Term Loan as defined in our debt agreement.  We estimate that approximately $8.0 million will be due and payable in the first quarter of 2009.

The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs.  In addition, all of the revolving credit facility is available for letters of credit. As of September 30, 2008, we had $7.0 million in letters of credit outstanding under this facility. The letters of credit expire on various dates during 2008 and 2009, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $13.0 million at September 30, 2008.

For the revolving facility, the capitalized debt issuance costs are being amortized on a straight-line basis while the capitalized debt issuance costs for the First Lien Term Loan are being amortized on the effective interest rate method. As of September 30, 2008, approximately $1.8 million and $0.4 million in debt issuance costs have been capitalized for the revolving facility and the First Lien Term Loan, respectively, net of amortization.

7.              Interest Rate Swap and Other Comprehensive Income

On May 7, 2008, we entered into an interest rate swap agreement relating to our First Lien Term Loan for the next two years, effective starting in August 2008.  The Company is required to make payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company will receive interest on a $60 million of notional amount at a variable rate. The variable rate interest the Company will receive is based on the 1-month London InterBank Offered Rate (“LIBOR”).  The net effect of the swap is to fix the interest rate on $60 million of our First Lien Term Loan at 3.52% plus an applicable margin. As of September 30, 2008 the weighted average interest rate under the First Lien Term Loan including this swap was 5.35%.

The Company’s interest rate swap agreement qualifies as a cash flow hedge, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The fair value of the interest rate swap agreement, which will be adjusted regularly, will be recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to accumulated other comprehensive loss within equity.

There was no impact for adoption of SFAS 157 to the consolidated financial statements as of September 30, 2008.  SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

•                  Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•                  Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•                  Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The interest rate swap discussed above falls into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swap as of September 30, 2008 was a liability of $289,000, which is recorded in other liabilities on the Company’s consolidated balance sheet.  As of September 30, 2008, the unrealized loss associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

39 weeks ended
September 30, 2008
(in thousands)
Net income	$15,293
Unrealized loss on cash flow hedge	(289)
Total comprehensive income	$15,004

The Company will reclassify any gain or loss from accumulated other comprehensive loss, net of tax, on the Company’s condensed consolidated balance sheet to other expense/income on the Company’s consolidated statements of operations when the interest rate swap expires or at the time the Company chooses to terminate the swap.

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

The following table sets forth the computation of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	October 2,	September 30,	October 2,	September 30,
	2007	2008	2007	2008
	(in thousands, except earnings per share and related share information)
Net income (a)	$4,943	$4,537	$5,825	$15,293

Basic weighted average shares outstanding (b)	15,772,931	15,948,180	12,718,051	15,921,645
Dilutive effect of stock options and SARs	799,555	464,568	718,833	503,590
Diluted weighted average shares outstanding (c)	16,572,486	16,412,748	13,436,884	16,425,235
Basic earnings per share (a)/(b)	$0.31	$0.28	$0.46	$0.96
Diluted earnings per share (a)/(c)	$0.30	$0.28	$0.43	$0.93

Antidilutive stock options, SARs and warrants	213,064	406,689	261,914	406,689

9.              Income Taxes

Utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2008. We have recorded a provision for income taxes related to our estimate of income taxes due on taxable earnings for the thirteen weeks ended October 2, 2007 and September 30, 2008 of $111,000 and $210,000, respectively, and for the thirty-nine weeks ended October 2, 2007 and September 30, 2008 of $158,000 and $650,000, respectively.

As of September 30, 2008, NOL carryforwards of $140.4 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. As a result of prior ownership changes, approximately $93.8 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million.  Our ability to utilize our NOL carryforwards, including those that are not currently subject to limitation, could be limited or further limited in the event that we undergo an “ownership change” as that term is defined for purposes of Section 382 of the Internal Revenue Code.  We are in the process of filing a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. Upon acceptance of our request, we believe that our NOL carryforwards will be available for utilization. In the event that our request is not accepted, approximately $17.9 million of NOL carryforwards will be at risk to expire prior to utilization.

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

•                  Events within the restaurant industry,

•                  The cyclical nature of our business,

•                  The health of the economy,

•                  Our future forecasts of taxable income and

•                  Historical trending.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We remain subject to examination by U.S. federal, state and local tax authorities for tax years 2005 through 2008. With a few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2004 and prior.

10.       Commitments and Contingencies

Letters of Credit and Line of Credit

As of September 30, 2008, we had $7.3 million in letters of credit outstanding. The letters of credit expire on various dates in the fourth quarter of 2008 through 2010, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. $7.0 million  of the total letters of credit outstanding reduce our availability under the revolving facility.

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

On September 18, 2007, Eric Mathistad, a former store manager, filed a putative class action against Einstein Noah Restaurant Group, Inc. (the “Company”) in the Superior Court of California for the State of California, County of San Diego.  The plaintiff alleged that we failed to pay overtime wages to “salaried restaurant employees” of our California stores who were misclassified as exempt employees, and that these employees were deprived of mandated meal periods and rest breaks.  On November 14, 2007, Bernadette Mejia, another former store manager, filed a similar case and these cases were subsequently consolidated.  On August 27, 2008, we reached an agreement in principle for the settlement of this litigation with the plaintiffs.

On February 8, 2008, Gloria Weber and Hakan Mikado, non-exempt employees, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego.  The plaintiff alleged that we failed to pay minimum wages, failed to pay overtime and failed to provide rest periods and meal breaks, among other charges.  On August 27, 2008, we reached an agreement in principle for the settlement of this litigation with the plaintiffs.

These settlements provide for payment of up to an aggregate of $2.5 million by the Company.  Each settlement is subject to completion of a settlement agreement to be signed by the parties, preliminary and final court approvals and the participation of a sufficient percentage of each of the putative classes.  There can be no assurance that these conditions will be satisfied.

The Company recorded a liability in accrued expenses and a one-time charge in operating expenses during the third quarter of 2008 pursuant to SFAS No. 5, Accounting for Contingencies, in the amount of $1.9 million to satisfy these settlements. This one-time charge represents the Company’s current estimate of the aggregate amount that is probable to be paid pursuant to these settlements, but there can be no assurance that amounts actually paid will not be more or less than the amount recorded by the Company.

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

Company Overview

We are a leading fast-casual restaurant chain, specializing in high-quality foods for breakfast and lunch in a café atmosphere with a neighborhood emphasis.  As of September 30, 2008, we owned and operated, franchised or licensed 632 restaurants in 36 states and in the District of Columbia, primarily under the Einstein Bros., Noah’s and Manhattan Bagel brands.  Einstein Bros. is a national fast-casual restaurant chain.  Noah’s is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan Bagel is a regional fast-casual restaurant chain operated predominantly in the Northeast.  Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages.  Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients and we deliver them to our restaurants quickly and efficiently through our network of independent distributors.  Our manufacturing and commissary operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

Executive Summary

The most important themes or significant matters with which management was primarily focused on during the quarter are as follows:

•      Economy – Our results depend on consumer spending, which is influenced by consumer confidence, disposable income and general economic conditions. In particular, the effects of higher energy, food costs, increases in the rate of foreclosures,

See page 28

market uncertainty, and a reduction in the availability of credit, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

•      Commodities – Through our relationship with a subsidiary of Cargill, Incorporated, we have secured our wheat requirements as well as established the price for wheat for virtually all of our needs for the remainder of 2008 and for approximately 77% of our 2009 needs as of October 31, 2008. To offset the impact of higher wheat prices, we implemented a price increase in early 2008 at our Einstein Bros. restaurants and in June 2008 at our Noah’s restaurants.

See page 18

•      Debt – Our Mandatorily Redeemable Series Z Preferred Stock has a mandatory redemption on June 30, 2009. As part of the company’s amendment to the First Lien Term Loan, we obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57 million to be used by us, if needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock. This commitment is subject to successful syndication. We have begun discussion with our lead lender as well as other institutions that are currently participating in this credit.

See page 23

•      Interest expense – The Company entered into an interest rate swap on May 7, 2008 with an effective date of August 28, 2008. The net effect of the swap is to fix the interest rate on $60 million of our First Lien Term Loan at 3.52% plus an applicable margin. The fair value of the swap as of September 30, 2008 was a liability of $289,000, which was recorded as an unrealized loss in other liabilities and accumulated other comprehensive loss in stockholders’ deficit.

See pages 10 and 22

•      Taxes – Our NOL carryforwards are included in our deferred income tax assets and have been fully reserved. We continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assets.

See pages 11 and 22

Current Restaurant Base

As of September 30, 2008, we owned and operated, franchised or licensed 632 restaurants. Our current base of company-owned restaurants under our core brands includes 339 Einstein Bros. restaurants, 77 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise two Einstein Bros. restaurants and 69 Manhattan Bagel restaurants, and license 140 Einstein Bros. restaurants and three Noah’s restaurants. In addition, we have one restaurant which we operate under New World Coffee, our non-core brand.

	13 weeks ended October 2, 2007				13 weeks ended September 30, 2008
	Company				Company
	Owned	Franchised	Licensed	Total	Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	411	80	106	597	418	70	135	623
Opened restaurants	3	1	7	11	3	1	10	14
Closed restaurants	(2)	(6)	(2)	(10)	(3)	—	(2)	(5)
Total ending balance	412	75	111	598	418	71	143	632

	39 weeks ended October 2, 2007				39 weeks ended September 30, 2008
	Company				Company
	Owned	Franchised	Licensed	Total	Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	416	86	96	598	416	72	124	612
Opened restaurants	5	1	17	23	9	2	22	33
Closed restaurants	(9)	(12)	(2)	(23)	(7)	(3)	(3)	(13)
Total ending balance	412	75	111	598	418	71	143	632

The following table details our restaurant openings and closings over the last twelve months:

	Trailing 12 Months Activity
	Company
	Owned	Franchised	Licensed	Total
Consolidated Total
Beginning balance October 2, 2007	412	75	111	598
Opened restaurants	17	4	36	57
Closed restaurants	(11)	(8)	(4)	(23)
Ending balance September 30, 2008	418	71	143	632

New Restaurant Openings

In 2008, we plan to open at least 17 new company-owned restaurants.  Through the thirty-nine weeks ended September 30, 2008 we opened nine company-owned restaurants.

We have opened two franchise restaurants in 2008 and we will have three locations which are expected to be in various stages of development during the fourth quarter of 2008 with openings scheduled for the first half of 2009.

Through the thirty-nine weeks ended September 30, 2008 we opened 22 Einstein Bros. license restaurants.  We plan to open an additional 10 to 13 license restaurants in the fourth quarter of 2008.  The license restaurants are located primarily in airports, colleges and universities, office buildings, hospitals and military bases and on turnpikes.

Results of Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The third quarters in fiscal years 2007 and 2008 ended on October 2, 2007 and September 30, 2008, respectively, and each contained thirteen weeks, and the year to date periods each contained thirty-nine weeks.

Consolidated Results

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Revenue	100,378	100,895	0.5%	297,688	309,573	4.0%
Cost of sales	80,857	81,712	1.1%	238,248	249,269	4.6%
Total gross profit	19,521	19,183	(1.7)%	59,440	60,304	1.5%
Operating expenses	12,715	13,186	3.7%	39,933	40,204	0.7%
Income from operations	6,806	5,997	(11.9)%	19,507	20,100	3.0%
Other expenses	1,752	1,250	(28.7)%	13,524	4,157	(69.3)%
Income before income taxes	5,054	4,747	(6.1)%	5,983	15,943	166.5%
Income taxes	111	210	89.2%	158	650	311.4%
Net income	$4,943	$4,537	(8.2)%	$5,825	$15,293	162.5%

For the thirteen weeks ended September 30, 2008 compared to the same period in 2007, total revenue increased $0.5 million, gross profit decreased $0.3 million, income from operations decreased $0.8 million and our income before income taxes decreased $0.3 million. This overall decrease was a result of lower consumer spending coupled with higher wheat costs in 2008 as compared to 2007. While the Company has 34 more locations than a year ago and implemented price increases, the number of products sold has declined.  While the Company experienced a $2.1 million decrease in our general and administrative expenses related to decreased stock-based compensation expense and other cost savings, we had an increase in depreciation expense from the new restaurants that have been opened and upgrades that have been completed, as well as the $1.9 million related to the settlement of two class-action lawsuits in California.

For the thirty-nine weeks ended September 30, 2008 compared to the same period in 2007, total revenue increased $11.9 million, gross profit increased $0.9 million, income from operations improved $0.6 million, and our income before income taxes increased $10.0 million. This growth is primarily due to having six additional company-owned restaurants and 28 additional franchise and license locations from a year ago, which increased our sales and cost of sales.  Additionally, revenues have increased as a result of higher comparable store sales, partially offset by increased cost of sales which was primarily driven by rising commodity costs and labor costs for both the company-owned restaurants and our manufacturing and commissary operations.  Adding to this was a decrease in our general and administrative expenses related to decreased stock-based compensation expense and other cost savings, decreased interest expense related to the debt redemption in 2007, off-set by an increase in depreciation expense from the new restaurants that have been opened and upgrades that have been completed, as well as the $1.9 million related to the settlement of two class-action lawsuits in California.

Company-Owned Restaurant Operations

Revenues

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Company-owned restaurant sales	$93,026	$92,400	(0.7)%	$276,283	$282,331	2.2%
Percent of total revenue	92.7%	91.6%		92.8%	91.2%
Company-owned restaurant gross margin	19.9%	18.6%	(6.5)%	20.0%	19.4%	(3.0)%
Number of company-owned restaurants	412	418		412	418

Company-owned restaurant sales for the thirteen and thirty-nine weeks ended September 30, 2008 decreased $0.6 million and increased $6.0 million, respectively, when compared to the same periods in 2007.  These results were primarily due to a decline in volume, offset by the aforementioned price increases coupled with a net increase in restaurants opened over the last twelve months.  On average, the restaurants opened since October 2, 2007 are higher volume restaurants relative to those that were closed over the same period, which positively contributed to our sales.

For the thirteen weeks ended September 30, 2008, our comparable store sales showed a decrease of 1.7 % over the same periods in 2007.  This decline was due to a 10.7 % decrease in the number of units sold, which we believe was mostly due to both the economic climate and its negative impact on consumer discretionary spending and from a decrease in our hours of operation.  This was partially offset by system-wide price increases of 5.8 % since October 2, 2007 and a 4.3 % shift in product mix to higher priced items.

For the thirty-nine weeks ended September 30, 2008, our comparable store sales increased 1.0 % over the same periods in 2007.  This increase was primarily due to system-wide price increases of 6.1 % since October 2, 2007 and a 5.4 % shift in product mix to higher priced items, partially offset by a 9.5 % decrease in the number of units sold which we believe was mostly due to the economic climate and its negative impact on consumer discretionary spending and from a decrease in our hours of operation.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses, other operating costs and rent and related and marketing costs.

Cost of Goods Sold

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Cost of goods sold	$27,504	$27,602	0.4%	$81,653	$84,520	3.5%
As a percentage of restaurant revenue	29.6%	29.9%		29.6%	29.9%

Food, beverage and packaging costs are three elements that make up cost of goods sold and constitute a large portion of the cost of sales at our company-owned restaurants.  Cost of goods sold increased predominantly due to an increase in commodity costs, an increase in distribution costs that were driven by higher fuel costs, and increased costs associated with a net opening of six stores over the last twelve months, partially offset by a reduction in the volume of products sold.

Compared to 2007, most of our commodity-based food costs increased in 2008.  Flour represents the most significant raw ingredient we purchase. The market cost of wheat and in turn the cost to produce flour had increased substantially in the last half of 2007 but stabilized by the end of the second quarter of 2008 and are expected to stay at these levels through the remainder of 2008. To mitigate the risk of increasing market prices, we have utilized a subsidiary of Cargill, Incorporated to manage our wheat purchases for our company-owned production facility.  We will continue to work with Cargill, Incorporated to strategically source our key ingredient.  However, there can be no assurance that we will benefit from a decline in the cost of any of the commodity-based products that we purchase.

Labor Expenses

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Labor costs	$27,490	$27,313	(0.6)%	$82,663	$84,464	2.2%
As a percentage of restaurant revenue	29.6%	29.6%		29.9%	29.9%

Labor expenses, which includes our general managers and restaurant-level labor costs, including taxes and associated employee benefits decreased $0.2 million for the thirteen weeks ended September 30, 2008 compared to the same period in 2007, primarily related to a decrease in incentive compensation partially off-set by an increase in base pay.

For the thirty-nine weeks ended September 30, 2008 compared to the same period in 2007, labor costs increased from a combination of the growth of new restaurant openings that occurred throughout 2007 and the first thirty-nine weeks of 2008, and an increase in base pay year-over-year from a combination of merit and an overall inflationary shift in our compensation structure caused by a January 2008 increase in minimum wage rates at the federal level and in several states in which we operate, partially offset by a decrease in incentive compensation and insurance costs.

Other Operating Costs

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Other operating costs	$9,556	$9,934	4.0%	$27,055	$28,111	3.9%
As a percentage of restaurant revenue	10.3%	10.8%		9.8%	10.0%

Other operating costs consist of other restaurant-level occupancy expenses such as utilities, repairs and maintenance costs, credit card fees and supplies.  For the thirteen and thirty-nine weeks ended September 30, 2008, other operating costs increased $0.4 million and $1.1 million, respectively, compared to the same periods in 2007.  These increases were primarily attributable to an increase in utilities due primarily to escalating energy costs and an increase in credit card fees due to a shift in consumer payment practices from using cash to using credit cards.

Rent and related, and marketing costs

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Rent and related, and marketing costs	$9,977	$10,340	3.6%	$29,745	$30,567	2.8%
As a percentage of restaurant revenue	10.7%	11.2%		10.8%	10.8%

Rent and related, and marketing costs consist of restaurant-level rent expense, common area maintenance expense, property taxes and marketing expense.  For the thirteen and thirty-nine weeks ended September 30, 2008, rent and related and marketing costs increased $0.4 million and $0.8 million, respectively, compared to the same periods in 2007.  The increase is principally attributable to an increase in rent and related expense, partially offset by a decrease in marketing expense.

Manufacturing and Commissary Operations

Revenues

	13 weeks ended				39 weeks ended
			Increase/				Increase/
	(dollars in thousands)		(Decrease)		(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008		October 2,	September 30,	2008
	2007	2008	vs. 2007		2007	2008	vs. 2007
Manufacturing and commissary revenues	$5,910	$6,991	18.3%		$17,409	$22,719	30.5%
Percent of total revenue	5.9%	6.9%			5.8%	7.3%
Manufacturing and commissary gross margin	(7.1)%	6.7%		**	1.6%	4.9%	206.3%

** not meaningful

Manufacturing and commissary revenues for the thirteen and thirty-nine weeks ended September 30, 2008 increased $1.1 million and $5.3 million, respectively, compared to the same periods in 2007.  This increase was attributed to price increases and our expanded role within the distribution chain for sales to our franchise and license locations.  For the thirteen weeks ended September 30, 2008 we have seen a slight increase in the volume of units sold to our more significant customers; for the thirty-nine weeks ended September 30, 2008, we have seen a moderate rise in volume of units sold to our more significant customers compared to the same periods in 2007.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses and other operating costs and expenses.

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Manufacturing and commissary costs	$6,330	$6,523	3.0%	$17,132	$21,607	26.1%
As a percentage of manufacturing and commissary revenue	107.1%	93.3%		98.4%	95.1%

Manufacturing cost of sales are composed of cost of goods sold, labor costs and other operating costs.  For the thirteen and thirty-nine weeks ended September 30, 2008, manufacturing cost of sales increased $0.2 million and $4.5 million, respectively, compared to the same periods in 2007.  The component change within manufacturing cost of sales is as follows:

•                  Manufacturing costs of goods sold are increased predominantly due to an increase in commodity costs and, to a lesser extent, a rise in volume of units sold.

•                  Labor expenses decreased for the thirteen weeks ended September 30, 2008 compared to the same period in 2007.  This was due to a decrease in incentive compensation and a decrease in personnel that occurred late in the second quarter of 2008, partially off-set by an increase in merit pay year-over-year coupled with increased minimum wage rates at the federal level and in some states in which we operate, and to a lesser extent an increase in the cost of employee benefits.

•                  The change in labor expenses for the thirty-nine weeks ended September 30, 2008 compared to the same period in 2007 was negligible.

•                  The changes in other operating costs and expenses for the thirteen and thirty-nine weeks ended September 30, 2008 compared to the same periods in 2007 were negligible.

Franchise and License Operations

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Franchise and license related revenues	$1,442	$1,504	4.3%	$3,996	$4,523	13.2%
Percent of total revenue	1.4%	1.5%		1.3%	1.5%
Franchise and license gross margin	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Number of franchise and license restaurants	186	214		186	214

Overall, licensee and franchisee revenue improved predominantly due to improved comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands and a net increase of 32 licensed restaurants, partially offset by a net decrease of four franchised restaurants since October 2, 2007.

General and Administrative Expenses

	13 weeks ended				39 weeks ended
			Increase/				Increase/
	(dollars in thousands)		(Decrease)		(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008		October 2,	September 30,	2008
	2007	2008	vs. 2007		2007	2008	vs. 2007
General and administrative expenses	9,794	7,652	(21.9)%		31,381	27,935	(11.0)%
California wage and hour settlements	—	1,900		**	—	1,900		**
Total general and administrative and labor settlements expense	9,794	9,552			31,381	29,835

As a percentage of revenue	9.8%	9.5%			10.5%	9.6%

** not meaningful

Our general and administrative expenses decreased $2.1 million and $3.5 million for the thirteen and thirty-nine weeks ended September 30, 2008, respectively, compared to the same periods in 2007. The overall decrease was partially related to a decrease in stock-based compensation expense that was primarily due to the additional options that were granted and vested in the second quarter of 2007 related to the secondary public offering, which did not occur again in 2008. Additionally, in 2008 compared to 2007, the Company had decreases in travel expense, recruiting and referral fees, and relocation expense related to our corporate headquarters.

In addition, for the thirteen weeks ended September 30, 2008 compared to the same period in 2007, the Company experienced a decrease in compensation and related benefits as a result of decreased incentive compensation expense and reduction in administrative positions that occurred in the third quarter of 2008.

The Company recorded a one-time charge in operating expenses during the third quarter of 2008 pursuant to SFAS No. 5, Accounting for Contingencies, in the amount of $1.9 million to satisfy the two California wage and hour settlements. This one-time charge represents the Company’s current estimate of the aggregate amount that is probable to be paid pursuant to these settlements, but there can be no assurance that amounts actually paid will not be more or less than the amount recorded by the Company.

Depreciation and Amortization, Disposal and Impairment Charges

	13 weeks ended				39 weeks ended
			Increase/				Increase/
	(dollars in thousands)		(Decrease)		(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008		October 2,	September 30,	2008
	2007	2008	vs. 2007		2007	2008	vs. 2007
Depreciation and amortization	2,868	3,644	27.1%		7,910	10,193	28.9%

As a percentage of revenue	2.9%	3.6%			2.7%	3.3%

Loss (gain) on sale, disposal or abandonment of assets, net	25	(10)		**	429	122	(71.6)%
Impairment charges and other related costs	28	—		**	213	54	(74.6)%
Total depreciation and amortization, disposal and impairment charges	53	(10)			642	176

As a percentage of revenue	0.1%	0.0%			0.2%	0.1%

   ** not meaningful

Depreciation and amortization expenses increased $0.8 million and $2.3 million for the thirteen and thirty-nine weeks ended September 30, 2008, respectively, when compared to the same periods in 2007. The increase is due to the additional depreciation expense on our new corporate headquarters that we occupied in May 2007 and the additional assets invested in the company-owned restaurants that were added or upgraded since the third quarter of 2007.

Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2008 will be approximately $14.0 million.

Interest Expense, Net and Other Expenses

	13 weeks ended				39 weeks ended
			Increase/				Increase/
	(dollars in thousands)		(Decrease)		(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008		October 2,	September 30,	2008
	2007	2008	vs. 2007		2007	2008	vs. 2007
Interest expense, net	1,752	1,250	(28.7)%		10,685	4,157	(61.1)%

As a percentage of revenue	1.7%	1.2%			3.6%	1.3%

Other expense:
Write-off of debt discount upon redemption of senior notes	—	—		**	528	—		**
Prepayment penalty upon redemption of senior notes	—	—		**	240	—		**
Write-off of debt issuance costs upon redemption of senior notes	—	—		**	2,071	—		**
Total other expense	—	—			2,839	—

As a percentage of revenue	0.0%	0.0%			1.0%	0.0%

** not meaningful

In June 2007, we amended our debt facility and reduced our debt outstanding to $90 million, substantially decreasing our interest expense.  The outstanding senior notes and other long-term debt as of September 30, 2008 was $88.2 million compared to $90.3 million as of October 2, 2007. Borrowings under this senior secured credit bear interest at either a Eurodollar rate or a variable base rate plus an applicable margin, as defined by our amended and restated credit agreement.  We are currently using LIBOR as our base rate but can switch to U.S. prime rate if we choose to do so.

As part of the debt redemption in 2007 we wrote off a discount related to the repayment of the $25 Million Subordinated Notes, paid a redemption premium related to the repayment of the $65 Million Second Lien Term Loan, and wrote off debt issuance costs.

The Company entered into an interest rate swap which became effective in August 2008 and will expire in two years.  The net effect of the swap fixed our interest rate on $60.0 million of our First Lien Term Loan at 3.52% plus an applicable margin. While 1-month LIBOR was lower than our fixed rate in the first month of the swap, it has increased during the second month. On a prospective basis, we cannot estimate the impact of LIBOR due to the uncertainties in the current credit market.

Income Taxes

	13 weeks ended			39 weeks ended
			Increase/			Increase/
	(dollars in thousands)		(Decrease)	(dollars in thousands)		(Decrease)
	October 2,	September 30,	2008	October 2,	September 30,	2008
	2007	2008	vs. 2007	2007	2008	vs. 2007
Provision for income taxes	111	210	89.2%	158	650	311.4%

As a percentage of revenue	0.1%	0.2%		0.1%	0.2%

For tax purposes, utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our effective tax rate and our federal and state income tax liability incurred for the first thirty-nine weeks of 2008. Although we have substantial NOL carryforwards available to offset federal taxable income, we are still required to pay income taxes at the state level and required to pay alternative minimum tax at the federal level.  For the thirteen and thirty-nine weeks ended September 30, 2008 compared to the same periods in 2007, the provision for income taxes increased $99,000 and $492,000, respectively.  The increase was primarily driven by the considerable improvement in income before income taxes since the second quarter of 2007 when the Company paid down a substantial portion of its outstanding debt, thereby reducing interest expense.

As of September 30, 2008, our NOL carryforwards for U.S. federal income tax purposes were $140.4 million, $93.8 million of which are subject to an annual usage limitation of $4.7 million.

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

Our Mandatorily Redeemable Series Z Preferred Stock has been reclassified to a current liability as the redemption is now within one year. As part of the amended First Lien Term Loan in June 2007, we obtained a commitment for an incremental term loan in an aggregate principal amount of up to $57 million to be used by us, if needed, solely for the purpose of redeeming the zero coupon Series Z preferred stock due on June 30, 2009. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of such incremental term loan. It is our intention to continue to focus on generating cash through June 30, 2009 to pay down a substantial portion of the Series Z obligation. We have begun discussions with our lead lender as well as other institutions that are currently participating in the credit.

Working Capital Deficit

On September 30, 2008, we had unrestricted cash of $22.2 million and restricted cash of $0.9 million. Under the Revolving Facility, there were no outstanding borrowings, $7.0 million in letters of credit outstanding and borrowing availability of $13.0 million. On June 30, 2008 we reclassified the $57 million Mandatorily Redeemable Series Z Preferred Stock as a short term liability which resulted in our working capital shifting to a deficit, which was $54.7 million on September 30, 2008 compared to a surplus of $3.7 million on January 1, 2008.  Adding to the deficit was a decrease in our non-cash current assets and an increase in current liabilities for the following primary reasons:

•                  accounts receivable has decreased due to improved collection efforts,

•                  other assets decreased as we were able to recover several deposits that were held by our vendors,

•                  accrued expenses increased primarily due to the two California wage and hour settlements,

•                  short-term debt and the current portion of long-term debt increased by $0.3 million related to the timing of when the payments are due compared to our fiscal year-end; and increased $8.0 million that we estimated our excess cash flow payment for the year will be, as defined by our debt agreement.

These deficit increases were partially offset by the $12.7 million improvement in cash and cash equivalents that was primarily due to the improved cash flow from our company-owned restaurant operations, and to a lesser extent the reduction in interest expense paid on our debt.

Covenants

We are subject to a number of customary covenants under First Lien Term Loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of September 30, 2008, we were in compliance with all debt covenants.

Capital Expenditures

During the year to date period ended September 30, 2008, we used approximately $19.6 million of cash to purchase additional property and equipment that included the following:

•                  $5.9 million to open nine new restaurants in 2008,

•                  $0.9 million in payments for restaurants that opened in 2007,

•                  $0.7 million towards eight restaurants that are currently under construction and are scheduled to open in 2008,

•                  $5.0 million for upgrading existing restaurants in 2008,

•                  $0.1 million for restaurants that were upgraded in 2007,

•                  $0.6 million of upgrades that are in process and are scheduled to be completed in 2008,

•                  $4.0 million for replacement of equipment at our existing company-owned restaurants,

•                  $0.3 million for equipment at our manufacturing operations, and

•                  $2.1 million for general corporate purposes.

The majority of our capital expenditures for fiscal 2008 will be for the addition of 17 new company-owned restaurants during 2008 at an average capital investment of approximately $560,000 per restaurant, which varies depending upon square footage, layout and location. We also upgraded 38 of our current restaurants during the year to date period ended September 30, 2008 and intend to upgrade at least seven more during the remainder of 2008.

Off-Balance Sheet Arrangements

Except for our line of credit and letters of credit, we do not have any off-balance sheet arrangements.  For the thirteen and thirty-nine weeks ended September 30, 2008, there were no material changes outside the ordinary course of business to our contractual obligations.

Critical Accounting Policies and Estimates

Information regarding recent accounting pronouncements is incorporated by reference from Note 2 to our Consolidated Financial Statements set forth in Part I of this report.

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

The effects of these two changes in estimates are recorded prospectively in accordance with SFAS 154 Accounting Changes and Error Corrections.  These changes, individually and in the aggregate, do not materially change the income from operations, net income or the net income per common share.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the thirteen and thirty-nine weeks ended September 30, 2008 and October 2, 2007, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States.

Our manufacturing operation sells bagels to a wholesaler and a distributor who both take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Sales shipped internationally are included in manufacturing and commissary revenue. We continue to look for other international opportunities.

Our debt as of September 30, 2008 was principally composed of the amended Revolving Facility and First Lien Term Loan.  For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our revolving facility and first lien term loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.

On May 7, 2008, we entered into an interest rate swap agreement, to fix our rate on $60 million of our debt to 3.52% plus an applicable margin for the next two years, effective August 2008.

Assuming no change in the size or composition of debt as of September 30, 2008, and presuming the utilization of our accumulated net operating losses would minimize the tax implications for the next several years, a 100 basis point increase in short-term effective interest rates would increase our interest expense on our Revolving Facility and First Lien Term Loan, including the interest rate swap, by approximately $0.3 million annually.  Currently, the interest rates on our revolving facility and first lien term loan are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing and the interest rate swap has fixed our rate on $60 million of our outstanding debt. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

On an annual basis, we purchase a substantial amount of agricultural products that are subject to fluctuations in price based upon market conditions. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices.  We have utilized a subsidiary of Cargill, Incorporated to manage our wheat purchases for our company-owned production facility.  In addition to wheat, we have established contracts and entered into commitments with our vendors for butter, cheese, and coffee.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the thirty-nine weeks ended September 30, 2008, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

International, national and local economic conditions, including credit and mortgage markets, energy costs, lay-offs, foreclosure rates, bankruptcies, and similar adverse economic news and factors affect discretionary consumer spending. These factors could reduce consumers’ discretionary spending which in turn could reduce our guest traffic or average check.  In 2006, 2007 and currently through 2008, restaurants industry-wide were adversely affected as a result of reduced consumer spending due to rising fuel and energy costs.  The conditions experienced recently also include reduced consumer confidence, on-going concerns about the housing market, concerns over the stability of financial institutions, and increased health care and energy costs.  Adverse changes in consumer discretionary spending, which could be affected by many different factors which are out of our control, including those listed above, could harm our business prospects, financial condition, operating results and cash flows.  Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

The economic turmoil that has arisen in the credit markets and in the housing markets during and following the third quarter of fiscal 2008 may suppress discretionary spending and other consumer purchasing habits and, as a result, adversely affect our results of operations.

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

Due to increased demand for ethanol, the cost of corn has increased substantially, which has increased the cost of corn-sourced ingredients as well as other commodities such as wheat, the primary ingredient in most of our products.  This demand and these commodity pressures could continue for 2008 and into 2009 as well. Any increase in the prices of the ingredients most critical to our products, such as wheat, could adversely affect our operating results.

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

We have a considerable amount of debt and are substantially leveraged.  In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our high level of debt, among other things, could:

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

We also have $57.0 million of mandatorily redeemable preferred stock due June 30, 2009.  Given the current credit climate  and uncertainties in the banking industry, we may not be able to successfully syndicate the commitment we have for an incremental loan, or find additional financing at all that would be used to pay the series Z obligation.

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

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance.  For example, we recently settled two class actions in California as described in Note 10 to our Consolidated Financial Statements set forth in Part I of this report. There is also a risk of litigation from our franchisees with regard to the terms of our franchise arrangements. We have been subject to a variety of these and other claims from time to time and a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

Many recent government bodies have begun to legislate or regulate high-fat and high sodium foods as a way of combating concerns about obesity and health. Several municipalities have required restaurants and other food service establishments to phase-out artificial trans-fat by certain dates in 2008, including New York City, New York, Philadelphia, Pennsylvania, and King County (Seattle), Washington. Many other states are considering laws banning trans-fat in restaurant food. Because we do use trans-fat in a few of our products, federal, state or local regulations in the future may limit sales of certain of our foods or ingredients. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. Some cities and even states have recently adopted or are considering regulations requiring disclosure of nutritional, including calorie information on menus and/or menu boards. Additional cities or states may propose or adopt similar regulations. The cost of complying with these regulations could increase our expenses and the possible negative publicity arising from such legislative initiatives could reduce our future sales.

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

As of September 30, 2008, our NOL carryforwards for U.S. federal income tax purposes were approximately $140.4 million. As a result of prior ownership changes, approximately $93.8 million of our NOL carryforwards are subject to an annual usage limitation of $4.7 million. Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, such offering may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control).   In either event, the occurrence of an additional ownership change would limit our ability to utilize the approximately $46.6 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Limitations imposed on our ability to use NOL carryforwards and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOL carryforwards and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards and other tax attributes to us and adversely affecting our future cash flow. We are in the process of filing a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382.  Upon acceptance of our request, we believe that our NOL carryforwards will be available for utilization.  In the event that our request is not accepted, approximately $17.9 million of NOL carryforwards will be at risk to expire prior to utilization.  Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates beneficially own approximately 67.2% of our common stock. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders to elect all of the members of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight has voted its shares to elect our current board of directors, and the chairman of our board of directors is a current employee of Greenlight.

We have listed our common stock on the NASDAQ Global Market. NASDAQ rules require us to have an audit committee consisting entirely of independent directors. However, under NASDAQ rules, if a single stockholder holds more that 50% of the voting power of a listed company, that company is considered a controlled company, and is exempt from several other corporate governance rules, including the requirement that companies have a majority of independent directors and independent director involvement in the selection of director nominees and in the determination of executive compensation. As a result, our stockholders will not have, and may never have, the protections that these rules are intended to provide. The Company currently has a majority of independent directors on the board of directors.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder, Greenlight, beneficially owns approximately 67.2% of our common stock and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date:	November 6, 2008	By: /s/ PAUL J. B. MURPHY, III
Paul J.B. Murphy, III
Chief Executive Officer

Date:	November 6, 2008	By: /s/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer