Form 10-K
period 2008-12-30
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2009-03-02
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-33515

EINSTEIN NOAH RESTAURANT GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3690261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Zang Street, Suite 300, Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 568-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 1, 2008 was $53,368,183 (computed by reference to the closing sale price as reported on the NASDAQ Global Market). As of February 26, 2009 there were 16,032,943 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated herein by reference from the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2008 fiscal year.

EINSTEIN NOAH RESTAURANT GROUP, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General development of our Company:

Einstein Noah Restaurant Group, Inc. (the “Company”) operates primarily under the Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”) brands. We commenced operations as an operator and franchisor of coffee cafes in 1993. Substantial growth in our restaurant counts occurred through a series of acquisitions. In 1998, we acquired the stock of Manhattan Bagel Company. In 1999, we acquired the assets of Chesapeake Bagel Bakery. Our largest acquisition was in 2001 when we acquired substantially all the assets of Einstein/Noah Bagel Corp. in an auction conducted by the bankruptcy court. To consummate this acquisition, we engaged in several rounds of financing that included the issuance of $165.0 million of debt and $65.0 million of mandatorily redeemable preferred stock. In mid-2003, we recapitalized our balance sheets with the issuance of $160.0 million of indentures and the issuance of $57.0 million of mandatorily redeemable preferred stock. In June 2007 we completed a secondary offering which provided $83.3 million which was used to pay down a substantial portion of the Company’s debt.

Financial information about segments:

We operate three business segments plus a corporate support unit:

•	The company-owned restaurants segment includes our Einstein Bros. and Noah’s brands, which have similar investment criteria and economic and operating characteristics.

•

The manufacturing and commissary segment produces and distributes bagel dough and other products to our restaurants, licensees and franchisees and other third parties. Inter-company sales to our company-owned restaurants have been eliminated during consolidation.

•	The franchise and license segment earns royalties and other fees from the use of trademarks and operating systems developed for the Manhattan, Einstein Bros. and Noah’s brands.

•	Corporate support unit consists of overhead and other activities related to the prior business segments, as well as interest on our debt and depreciation on our assets.

See Note 20 to the consolidated financial statements included in Item 8 of this 10-K for the financial results by segment for fiscal years 2006, 2007 and 2008.

Narrative description of business:

Einstein Noah Restaurant Group, Inc. is the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of December 30, 2008, we had 649 restaurants in 36 states plus the District of Columbia. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants in 26 states and in the District of Columbia, Noah’s restaurants in 3 states on the west coast and Manhattan Bagel restaurants concentrated in the Northeast. Currently, our Einstein Bros. and Noah’s restaurants are predominantly company-owned or licensed, while Manhattan Bagel restaurants are predominantly franchised, with one company-owned location.

Our product offerings include fresh bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees and an assortment of snacks. Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients that are delivered fresh to our restaurants through our network of independent distributors.

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

Company-owned restaurants

Approximately 91% of our 2008 total revenue was generated by restaurant sales at our Einstein Bros. and Noah’s company-owned restaurants. For the year to date period ended December 30, 2008, approximately 64% of our revenues were generated from restaurant sales during the breakfast hours, 28% were generated during the lunch hours and 8% were generated during the late afternoon hours.

•

Principal products and services sold: Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and hot breakfast sandwiches, cream cheese and other spreads, specialty coffees and teas, creative soups, salads and sandwiches, and other unique menu offerings. During fiscal years 2006, 2007 and 2008, Einstein Bros. company-owned restaurants generated approximately 80% of our total company-owned restaurant sales.

Noah’s is a neighborhood-based, deli-inspired restaurant that serves a variety of signature sandwiches, fresh baked breads, home-style soups, tempting sweets and our award-winning bagels. Noah’s offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and other baked goods, made-to-order deli-style sandwiches, including such favorites as pastrami, corned beef and roast beef on fresh breads and bagels baked on premises daily, hearty soups, innovative salads, desserts, fresh brewed premium coffees and other café beverages. During fiscal years 2006, 2007 and 2008, Noah’s company-owned restaurants generated approximately 20% of our total restaurant sales.

Manhattan Bagel offers over 17 varieties of fresh-baked bagels, as well as freshly baked muffins and other pastries, and up to 15 flavors of cream cheese, a variety of breakfast and lunch sandwiches, salads, soups, coffees and café beverages and desserts. In late 2007, we acquired a location from one of our franchisees, which made it our only company-owned Manhattan Bagel restaurant. We use this location for employee and manager training, and to test out new products and services before they are rolled out system-wide.

•

Status of products/service: We are planning to open new company-owned restaurants under the Einstein Bros. and Noah’s brands within existing markets. Our expansion plans are intended to increase penetration of our restaurants in our most attractive markets. In 2008, we opened 17 new company-owned restaurants. In 2009, we plan to open six to eight new company-owned restaurants.

We believe catering is an effective way to leverage our existing restaurant infrastructure with little or no additional capital investment and to expose more people to our food and our brands. We recognize that an effective catering program requires different skills for effectively selling to businesses that frequently utilize catering. Accordingly, we have assembled a dedicated staff of catering managers and coordinators to perform this function. We have catering operations in 22 major markets and plan on adding catering specialists in five additional markets during 2009. We are in the process of implementing the centralization and automation of the ordering process to ensure the order is routed to the restaurant best positioned to fulfill it in a timely manner.

•

Product Supply: Our purchasing programs provide our company-owned restaurants and our franchise and license restaurants with high quality ingredients at competitive prices from reliable sources. Consistent product specifications, as well as purchasing guidelines, help to ensure freshness and quality. Because we utilize fresh ingredients in most of our menu offerings, inventory at our distributors and company-owned restaurants are maintained at modest levels. We negotiate price agreements and contracts depending on supply and demand for our products and commodity pressures. These agreements can range in duration from six months to five years. Additionally, in late 2007, we contracted with a third party advisor to manage our flour purchases for our company-owned production facility, and to advise us on commodity related purchases for our third-party contracted facility.

•

Trademarks and service marks: Our rights in our trademarks and service marks are a significant part of all segments of our business. We are the owners of the federal registration rights to the “Einstein Bros.,” “Noah’s New York Bagels” and “Manhattan Bagel” marks, as well as several related word marks and word and design marks related to our core brands. We license the rights to use certain trademarks we own or license to our franchisees and licensees in connection with their operations. Many of our core brand trademarks are also registered in numerous foreign countries. We are party to a co-existence agreement with the Hebrew University of Jerusalem (“HUJ”) which sets forth the terms under which we can use the name Einstein Bros. and the terms and restrictions under which HUJ could license the name and likenesses associated with the Estate of Albert Einstein to a business that competes with the Company. We also own numerous other trademarks and service marks related to our other business. We are aware of a number of companies that use various combinations of words in our marks, some of which may have senior rights to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair the use of our marks. It is our policy to defend our marks and their associated goodwill against encroachment by others.

•

Seasonality: Our business is subject to seasonal fluctuations. Significant portions of our net revenues and results of operations are realized during the fourth quarter of the fiscal year, which includes the December holiday season. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

•

Dependence on a single customer: We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our total company-owned restaurant sales.

•

Government Regulation: Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which include health, safety, labor, sanitation, building and fire agencies in the state, county, or municipality in which the restaurant is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of restaurants for an indeterminate period of time, fines or third party litigation.

•

Competition: The restaurant industry is intensely competitive. The industry is often affected by changes in demographics, consumers’ eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends, and local traffic patterns.

We experience competition from numerous sources in our trade areas. Our restaurants compete based on guests’ needs for breakfast, lunch and afternoon snacks. Our competitors are different for each daypart. The competitive factors include brand awareness, advertising effectiveness, location and attractiveness of facilities, hospitality, environment, quality and speed of guest service and the price/value of products offered. We compete in the fast-casual segment of the restaurant industry, but we also consider other restaurants in the fast-food, specialty food and full-service segments to be our competitors.

•

Associates: As of December 30, 2008, the Company had 7,698 associates, of whom 7,310 were restaurant personnel. Most restaurant personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our associates are not represented by a labor organization.

Manufacturing and Commissaries:

Approximately 7% of our 2008 total revenue was generated by our manufacturing and commissary operations.

•

Manufacturing: We currently operate a bagel dough manufacturing facility in Whittier, California and have a supply contract with a single supplier to produce bagel dough to our specifications. These facilities provide frozen dough and partially-baked frozen bagels for our company-owned restaurants, franchisees and licensees. We use excess capacity to produce bagels for sale to resellers, such as Costco Wholesale Corporation and Super Target.

We have long-standing relationships with Costco, and Super Target. Costco sells our bagels, which are co-branded with the Kirkland® brand, and Super Target sells both bagels and cream cheese in retail kiosks. We also sell frozen dough in the U.S. to a third party foreign entity who sells that product under our Einstein Bros. brand in Asia.

•

Commissaries: Currently we operate five United States Department of Agriculture (“USDA”) inspected commissaries geographically located to best serve our existing company-owned, franchise and license restaurants. We believe our commissary system provides a competitive cost advantage by buying in bulk and assembling or repacking the product into store-friendly sizes for use at our company-owned restaurants, franchise and license restaurants. These operations primarily provide our restaurants with critical food products such as sliced meats, cheeses, and pre-portioned kits that create our various salads. Our commissaries assure consistent quality, supply fresh products and improve efficiencies by reducing labor and inventory requirements at the restaurants. We distribute commissary products primarily through our regional distribution partners.

•	Status of products/service: There are currently no plans to open new commissaries or production facilities in the near future.

•

Product supply: We have developed or use proprietary recipes and production processes for our bagel dough, cream cheese and coffee to help ensure product consistency. We believe this system provides a variety of consistent, superior quality products at competitive market prices to our company-owned, franchised and licensed restaurants.

Frozen bagel dough is shipped to all of our company-owned, franchised and licensed Einstein Bros., Noah’s and Manhattan Bagel restaurants and baked on-site. Our significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough produces a high-quality product more commonly associated with smaller bakeries.

Our cream cheese is manufactured to our specifications utilizing proprietary recipes. Our cream cheese and certain other cheese products are purchased from one supplier under a contract that has been extended through the end of 2013. We also have developed proprietary coffee blends for sale at our Einstein Bros., Noah’s and Manhattan Bagel company-owned, franchised and licensed restaurants.

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

•	Seasonality: Seasonality related to this segment is driven by the seasonality at the restaurants.

•

Dependence on a single customer: A significant concentration of our manufacturing and commissary revenues is with several customers who resell our product; approximately half of this revenue is from one large customer; however, no single customer has accounted for 10% or more of our total Company revenues and, therefore, the loss of any one customer would not have a material impact on our business.

•	Backlog: Our manufacturing and commissary facilities do not have a material amount of backlog orders.

•

Government Regulation: Our manufacturing and commissary facilities are licensed and subject to regulation by either federal, state or local health and fire codes. We are subject to the regulations of keeping our facilities USDA compliant. Additionally, we are also subject to federal and state environmental regulations.

•

Competition: Our manufacturing and commissary operations are primarily ancillary and support our company-owned restaurant operations as well as our franchisees and licensees. Our competition would be from several large bakeries and from local bakeries in the states in which we operate.

•

Associates: As of December 30, 2008, the Company had 7,698 associates, of whom 155 were plant and support services personnel. We have never experienced a work stoppage and our associates are not represented by a labor organization.

Franchise and Licensing

Approximately 2% of our 2008 total revenue was generated by our franchise and license operations.

•

Einstein Bros. franchising: We are offering Einstein Bros. franchises to qualified area developers. As of December 30, 2008, we were registered to offer Einstein Bros. franchises in 49 states and are currently working to finalize our registration in the 50th state. During 2008, we actively marketed the Einstein Bros. brand franchise rights and signed several multi-location deals. We currently have seven development agreements in place for 47 restaurants that we expect will open on various dates through 2016. The first two Einstein Bros. franchise locations opened in 2008.

Unlike past Manhattan Bagel franchises, which were sold as single franchised units, we plan to utilize a franchise area development model for the Einstein Bros. brand in which we will assign exclusive rights to develop restaurants within a defined geographic region within a specified period of time. We are targeting franchise area developers who have the existing infrastructure, operational experience and financial strength to develop several restaurants in a designated market. The franchise agreement requires an up-front fee of $35,000 per restaurant and a 5% royalty based on sales.

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

•

Manhattan Bagel Franchising: We currently have a franchise base in our Manhattan Bagel brand that generates a recurring revenue stream through royalty fee payments and revenue from the sale to our franchisees of products made from our proprietary recipes. The typical Manhattan Bagel franchise agreement requires an up-front fee of $25,000 per restaurant and a 5% royalty based on sales. Our Manhattan Bagel franchise base provides us with the ability to grow this brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. The core market for this brand is the northeastern United States with the majority of the Manhattan Bagel restaurants located in New Jersey, New York, and Pennsylvania. Our Manhattan Bagel franchise restaurants generally have average unit volumes of approximately $561,000.

•

Licensing: We have license relationships with Aramark, Sodexho, AAFES, HMS Host, Compass, and SSP. Our licensees are located primarily in airports, colleges and universities, hospitals and military bases and on turnpikes. Our license agreements vary by venue, but typically have a five-year term and provide that the licensee pays us an up-front license fee of $12,500 and a weighted average royalty fee of 6.2%. Our license restaurants generally have average unit volumes of approximately $495,000.

•

Status of development plans or expansion: We are planning to expand our presence through a significant expansion of franchise and license restaurants. This strategy allows us to generate additional revenues without incurring significant additional expense, capital commitments or many of the other risks associated with opening new company-owned restaurants. We also expect to increase our geographic footprint and guest recognition of our brands.

At the end of 2008, we had 71 franchised locations throughout the United States. We intend to leverage our franchising experience with the Manhattan Bagel brand and to accelerate the franchising of our Einstein Bros. brand and expand the current Manhattan Bagel franchise system. We have identified specific markets in which we intend to grow through franchising and are currently in discussions with several parties to develop in these markets. We opened two franchise restaurants in 2008, and currently are planning to open six to eight more in 2009.

At the end of 2008, we had 152 license restaurants throughout the United States. We opened 32 new license restaurants in 2008 and currently are planning to open at 30 to 35 new license restaurants in 2009.

•

Product Supply: Our franchisees and licensees are required to purchase proprietary products through our designated suppliers or directly from us. Our Manhattan Bagel franchisees are not required to buy all of their non-proprietary products directly from us, but rather their product sources must be approved by us.

•

Seasonality: This segment is subject to the same seasonal fluctuations as our company-owned restaurant segment. Additionally, as many of our license locations are on college and university campuses, they are impacted by school schedules which typically include a summer break and the December holiday season. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

•

Dependence on a single customer: A significant concentration of our franchise and licensing revenues is with several large customers who have licensed multiple locations. However, no single customer has accounted for 10% or more of our total Company revenues and, therefore, the loss of any one customer would not have a material impact on our business.

•

Government Regulation: Our franchise operations are subject to Federal Trade Commission (the “FTC”) regulation and various state laws which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor/franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the disclosure document with state authorities. Our ability to sell franchises in those states is dependent upon obtaining approval of our disclosure document by those authorities.

•	Competition: We compete against similar fast-casual and quick-casual restaurants which franchise and license their brands in the states in which we operate.

•

Associates: As of December 30, 2008, the Company had 7,698 associates, of whom 23 were corporate personnel who work primarily with franchising and licensing. In addition, there were 210 corporate personnel, many of which assist in the segment in one way or another.

Corporate Support

•

Principal products/services sold: The support center is not a profit center and is designed to manage and support all of our company-owned restaurants, the manufacturing facility and commissaries and support our franchisees and licensees as well as general corporate governance.

•	Associates: As of December 30, 2008, the Company had 7,698 associates, of whom 233 were corporate personnel.

Financial information about geographic areas:

Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Sales shipped internationally are included in manufacturing and commissary revenue. Approximately $2.2 million, $3.3 million and $4.8 million for 2006, 2007, and 2008 respectively, were included in manufacturing revenue for these international shipments. All other revenues were from external customers domiciled in the United States of America.

Available Information:

We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Additionally, copies of our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports are available for viewing and copying through our internet site (www.einsteinnoah.com), free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to the SEC. We typically post information about the Company on our website under the Financials & Media tab.

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

Executive Officers:

Name	Age	Position
Jeffery J. O’Neill	52	President, Chief Executive Officer and Director
Daniel J. Dominguez	63	Chief Operating Officer
Richard P. Dutkiewicz	53	Chief Financial Officer
Jill B.W. Sisson	61	General Counsel and Secretary

Jeffrey J. O’Neill. Mr. O’Neill joined us in December 2008 when he was appointed President and Chief Executive Officer. Previously, from January 2008 to October 2008, Mr. O’Neill was Chief Executive Officer of Priszm Income Fund, a publicly traded Canadian restaurant income trust with a portfolio of popular brands such as Pizza Hut and Taco Bell, which is also one of the largest independent KFC franchisees in the world. Prior to that, from April 2005 until January 2008, Mr. O’Neill was President and Chief Operating Officer of Priszm. Mr. O’Neill began his career in Brand Marketing with The Quaker Oats Company. In April 1999, he joined PepsiCo as the President of Pepsi Cola Canada. In 2002 PepsiCo acquired the Quaker Oats Company and in January 2003 Mr. O’Neill returned to his old company in Chicago to help lead the integration of the Quaker Oats/Gatorade acquisition. Mr. O’Neill has an Honors Bachelor of Business degree from the University of Ottawa.

Daniel J. Dominguez. Mr. Dominguez was appointed Chief Operating Officer in December 2005. Mr. Dominguez joined us in November 1995 and served as Senior Vice President of Operations for Noah’s New York Bagels from April 1998 to December 2005. From 1995 to April 1998, Mr. Dominguez served as the Director of Operations for Einstein Bros. Midwest. Prior to joining us, Mr. Dominguez was Executive Vice President of JB Patt America, Beverly Hills, CA, dba Koo Koo Roo Restaurants, from July 1994 to October 1995. From May 1987 to July 1994, he was the Divisional Vice President of Food Services for Carter

Hawley Hale in San Francisco, California. From November 1976 to May 1987 he was the Vice President of Operations for Bakers Square Restaurants in California.

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

International, national and local economic conditions, including credit and mortgage markets, energy costs, lay-offs, foreclosure rates, bankruptcies, and similar adverse economic news and factors affect discretionary consumer spending. These factors could reduce consumers’ discretionary spending which in turn could reduce our guest traffic or average check. In 2007 and 2008, restaurants industry-wide were adversely affected as a result of reduced consumer spending due to rising fuel and energy costs, lay-offs and general economic conditions. The conditions experienced recently also include reduced consumer confidence, on-going concerns about down-sizing and lay-offs, the housing market, concerns over the stability of financial institutions, and increased health care and energy costs. Adverse changes in consumer discretionary spending, which could be affected by many different factors which are out of our control, including those listed above, could harm our business prospects, financial condition, operating results and cash flows. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

The economic turmoil that has arisen in the credit markets and in the housing markets as well as job losses throughout various sectors of the economy during and following fiscal 2008 may continue to suppress discretionary spending and other consumer purchasing habits and, as a result, adversely affect our results of operations.

Failure to protect food supplies and adhere to food safety standards could result in food-borne illnesses.

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

Volatile commodity prices would adversely affect our gross profit.

Global demand for commodities such as wheat has resulted, and could in the future result, in higher prices for flour which would increase our costs. The prices of our main ingredients are directly associated with the changing weather conditions as well as economic factors such as supply and demand of certain commodities within the United States and other countries. Our ability to forecast and manage our commodities could significantly affect our gross margins. Any increase in the prices of the ingredients most critical to our products, such as wheat, could adversely affect our operating results.

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

Our success depends in part on our ability to understand and satisfy the needs of our guests, franchisees and licensees. Our business strategy consists of several initiatives:

•	expand sales at our existing company-owned restaurants;

•	open new company-owned restaurants; and

•	open new franchise and license restaurants.

Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives including: promoting and offering value to our customers through discounts, coupons and new menu offerings and broadening our offerings across multiple dayparts, improving our ordering and production systems, expanding our catering program and upgrading our restaurants is dependent in part on our ability to offer value to consumers, attract new customers, predict and satisfy consumer preferences and as mentioned above, consumer’s ability to respond positively in a troublesome economic environment. Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, find acceptable contractors, obtain licenses and permits, recruit and train appropriate staff and properly manage the new restaurant. Our success in opening new franchise and license restaurants is dependent upon, among other factors, our ability to: attract quality businesses to invest in our core brands, maintain the effectiveness of our franchise disclosure documents in target states, offer restaurant solutions for a variety of location types and the ability of our franchisees and licensees to: find suitable locations, reach acceptable lease terms, have adequate capital, secure reasonable financing, find available contractors, obtain licenses and permits, locate and train staff appropriately and properly manage the new restaurants. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Competition in the restaurant industry is intense.

Our industry is highly competitive and there are many well-established competitors. While we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments to be our competitors. Several fast-casual and fast-food chains are focusing more on breakfast offerings and expanding their coffee offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to attract and retain guests.

Numerous factors including changes in consumer tastes and preferences often affect restaurants. Shifts in consumer preferences away from our type of cuisine and/or the fast-casual style could have a material effect on our results of operations. Dietary trends, such as the consumption of food low in carbohydrate content have, in the past, and may, in the future, negatively impact our sales. Changes in our guests’ spending habits and preferences could have a material adverse effect on our sales. Our results will depend on our ability to respond to changing consumer preferences and tastes. In addition, recent local and state regulations mandating prominent disclosure of nutritional and calorie information may result in reduced demand for some of our products which could be viewed as containing too much fat or too many calories.

We occupy our company-owned restaurants under long-term non-cancelable leases, and we may be unable to renew leases at the end of their lease periods or obtain new leases on acceptable terms.

We do not own any real property, and all of our company-owned restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to ten years with two three- to five-year renewal options. We believe leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. Most of our leases provide that the landlord may increase the rent over the term of the lease, and require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. If we close a restaurant, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming restaurant due to continuous operation clauses in our lease agreements. Our obligation to continue making rental payments in respect of leases for closed or underperforming restaurants could have an adverse effect on our business and results of operations.

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

Adverse weather conditions and natural disasters may at times affect regions in which our company-owned, franchised and licensed restaurants are located, regions that produce raw ingredients for our restaurants, or locations of our distribution network. If adverse weather conditions or natural disasters such as fires and hurricanes affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business. In addition, if adverse weather or natural disasters affect our distribution network, we could experience shortages or delayed shipments at our restaurants, which could adversely affect them. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, many individuals choose to stay inside. This impacts transaction counts in our restaurants and could adversely affect our business and results of operations.

The effects of hurricanes, fires, snowstorms, freezes and other adverse weather conditions are likely to affect supply of and costs for raw ingredients and natural resources, near-term construction costs for our new restaurants as well as sales in our restaurants going forward. If we are not able to anticipate or react to changing costs of food and other raw materials by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

We have single suppliers for most of our key products, and the failure of any of these suppliers to perform could harm our business.

We currently purchase our raw materials from various suppliers; however, we have only one supplier for most of our key products. We purchase all of our cream cheese from a single source. Also, we purchase a majority of our frozen bagel dough from a single supplier, who utilizes our proprietary processes and on whom we are dependent in the short-term. All of our remaining frozen bagel dough is produced at our dough manufacturing facility in Whittier, California. Although to date we have not experienced significant difficulties with our suppliers, our reliance on a single supplier for most of our key ingredients subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to maintain a strong brand identity and a loyal consumer base.

Disruptions or supply issues could adversely affect our business and reputation.

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

Additionally, increased costs and distribution issues related to fuel and utilities could also materially impact our business and results of operations.

Increasing labor costs could adversely affect our results of operations and cash flows.

We are dependent upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous increases have been made on federal, state and local levels to increase minimum wage levels. Increases in the federal and state minimum hourly wage rates in some of the states in which we operate became effective throughout 2008 and additional increases will become effective throughout 2009. Increases in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. Changes in the labor laws or reclassifications of associates from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash flows if we are unable to recover these increases by raising the prices we charge our guests.

We may not be able to comply with certain debt covenants or generate sufficient cash flow to make payments on our substantial amount of debt or redeem our mandatorily redeemable preferred stock when due.

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

We have $57.0 million of mandatorily redeemable preferred stock due June 30, 2009. Given the current state of the credit markets as well as the financial condition of some of our lenders, our ability to borrow additional funds on our First Lien credit facility could be unlikely. Failure to redeem all of the preferred stock on June 30, 2009 will result in us paying additional redemption price to redeem the remaining shares in the future.

We face the risk of adverse publicity and litigation in connection with our operations.

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. For example, we recently settled two class actions in California as described in Note 19 to our Consolidated Financial Statements set forth in Item 8 of this report. There is also a risk of litigation from our franchisees and licensees. We have been subject to a variety of these and other claims from time to time and a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

Recently, many government bodies have begun to legislate or regulate high-fat and high sodium foods and disclosure of nutritional information as a way of combating concerns about obesity and health. In addition to the phase-out of artificial trans-fats, public interest groups have focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. Some cities and states have recently adopted or are considering regulations requiring disclosure of nutritional facts, including calorie information, on menus and/or menu boards. Additional cities or states may propose or adopt similar regulations. The cost of complying with these regulations could increase our expenses and the possible negative publicity arising from such legislative initiatives could reduce our future sales.

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

As of December 30, 2008, our NOL carryforwards for U.S. federal income tax purposes were approximately $135.4 million. As a result of prior ownership changes, approximately $29.8 million of our NOL carryforwards are subject to an annual usage limitation of $2.5 million. Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, such offering may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control). In either event, the occurrence of an additional ownership change would limit our ability to utilize the approximately $105.6 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Limitations imposed on our ability to use NOL carryforwards and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOL carryforwards and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards and other tax attributes to us and adversely affecting our future cash flow. We filed a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382 on December 30, 2008. In the event that our request is not accepted, approximately $40.5 million of NOL carryforwards will be at risk to expire prior to utilization. Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates (“Greenlight”) beneficially own approximately 67% of our common stock as of December 30, 2008. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders to elect all of the members of our board of directors, and to determine whether a change in control of our company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight has voted its shares to elect our current board of directors, and the chairman of our board of directors is a current employee of Greenlight.

We have listed our common stock on the NASDAQ Global Market. NASDAQ rules require us to have an audit committee consisting entirely of independent directors. However, under NASDAQ rules, if a single stockholder holds more than 50% of the voting power of a listed company, that company is considered a controlled company, and is exempt from several other corporate governance rules, including the requirement that companies have a majority of independent directors and independent director involvement in the selection of director nominees and in the determination of executive compensation. As a result, our stockholders do not have, and may never have, the protections that these rules are intended to provide. The Company currently has a majority of independent directors on the board of directors.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Our majority stockholder, Greenlight, beneficially owns approximately 67% of our common stock as of December 30, 2008 and sales by Greenlight or a perception that Greenlight will sell could cause a decrease in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our Properties

All of our restaurants are located on leased premises. As of December 30, 2008, leases for approximately 26 restaurants are set to expire within the next 12 months and most of these leases contain a renewal option, usually with modified pricing terms to reflect current market rents. Lease terms are usually five to 10 years, with either two, three or five year renewal option periods, for total lease terms that average approximately 11 to 20 years. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common charges and other operating costs.

As of December 30, 2008, we have identified approximately 10 to 15 company-owned restaurants that we anticipate closing over the next three years as their leases expire. Generally, these restaurants have an average unit volume of less than $650,000 and contribute negative or negligible cash flow. Additionally, there are four restaurants with average unit volumes greater than $650,000 that we anticipate closing over the next three years as they are either in areas being taken over by eminent domain or the landlord is completely redeveloping the area and will not renew our lease.

The average Einstein Bros. restaurant is approximately 2,200 to 2,500 square feet in size with approximately 40 seats and is generally located in a neighborhood or regional shopping center. We design each restaurant to create a comfortable, casual environment that is consumer friendly, inviting and reflective of the brand’s personality and strong neighborhood identity.

The average Noah’s restaurant is approximately 1,800 to 2,400 square feet in size with approximately 30 to 40 seats and is located in urban neighborhoods or regional shopping centers. We use elaborate tile work and wood accents in the brand’s design to create an environment reminiscent of a Lower East Side New York deli, which reinforces the brand’s urban focus with an emphasis on the authenticity of a New York deli experience.

The average Manhattan Bagel restaurant is approximately 1,400 to 2,500 square feet with 24 to 50 seats and is primarily located in suburban neighborhoods or regional shopping centers. Manhattan Bagel restaurants are designed to combine the authentic atmosphere of a bagel bakery with the comfortable setting of a neighborhood meeting place.

Information with respect to our headquarters, production and commissary facilities is presented below:

Location	Facility	Square Feet	Lease Expiration
Lakewood, Colorado	Headquarters, Support Center, Test Kitchen	44,574	5/31/2017
Whittier, California	Production Facility and USDA Approved Commissary	54,640	11/30/2013
Walnut Creek, California	Administration Office-Noah’s	1,672	3/31/2013
Carrolton, Texas	USDA Approved Commissary	26,820	7/31/2011
Orlando, Florida	USDA Approved Commissary	7,422	10/31/2010
Denver, Colorado	USDA Approved Commissary	9,200	10/14/2013
Grove City, Ohio	USDA Approved Commissary	20,644	8/31/2012

Our Current Restaurants

As of December 30, 2008, we owned and operated, franchised or licensed 649 restaurants. Our current base of company-owned restaurants under our core brands includes 347 Einstein Bros. restaurants, 77 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise 69 Manhattan Bagel restaurants and two Einstein Bros. restaurants, and license 147 Einstein Bros. restaurants and five Noah’s restaurants. In addition, we have one restaurant which we own and operate under a non-core brand.

The following table details our restaurant openings and closings for each respective fiscal year:

	52 weeks ended January 1, 2008				52 weeks ended December 30, 2008
	Company Owned	Franchised	Licensed*	Total	Company Owned	Franchised	Licensed *	Total
Einstein Bros.
Beginning balance	341	—	93	434	337	—	121	458
Opened restaurants	8	—	31	39	16	2	30	48
Closed restaurants	(12)	—	(3)	(15)	(6)	—	(4)	(10)

Ending balance	337	—	121	458	347	2	147	496

Noah’s
Beginning balance	73	—	3	76	77	—	3	80
Opened restaurants	4	—	—	4	1	—	2	3
Closed restaurants	—	—	—	—	(1)	—	—	(1)

Ending balance	77	—	3	80	77	—	5	82

Manhattan Bagel
Beginning balance	—	80	—	80	1	69	—	70
Opened restaurants	1	2	—	3	—	—	—	—
Closed restaurants	—	(13)	—	(13)	—	—	—	—

Ending balance	1	69	—	70	1	69	—	70

Non-Core Brands
Beginning balance	2	6	—	8	1	3	—	4
Opened restaurants	—	—	—	—	—	—	—	—
Closed restaurants	(1)	(3)	—	(4)	—	(3)	—	(3)

Ending balance	1	3	—	4	1	—	—	1

Consolidated Total
Total beginning balance	416	86	96	598	416	72	124	612
Opened restaurants	13	2	31	46	17	2	32	51
Closed restaurants	(13)	(16)	(3)	(32)	(7)	(3)	(4)	(14)

Total ending balance	416	72	124	612	426	71	152	649

*	We use franchise agreements to contract with qualified disadvantaged business enterprises, non-profit and other entities, either as licensees, fractional franchisees, or franchisees under a traditional franchise agreement, who do not meet the fractional franchise exemption to open restaurants in our traditional licensee venues. As of January 1, 2008 and December 30, 2008, we had five and six franchisees operating Einstein Bros. restaurants in airport locations which operationally fall under our licensing group, respectively.

As of December 30, 2008, our company-owned facilities, franchisees and licensees operated in various states and in the District of Columbia as follows:

Location	Company Operated	Franchised or Licensed	Total
Alabama	—	1	1
Arkansas	—	1	1
Arizona	26	6	32
California	79	17	96
Colorado	31	7	38
Connecticut	1	—	1
Delaware	1	1	2
District of Columbia	1	4	5
Florida	54	20	74
Georgia	15	12	27
Illinois	31	6	37
Indiana	10	1	11
Kansas	6	1	7
Kentucky	—	4	4
Louisiana	—	3	3
Maryland	11	3	14
Massachusetts	2	3	5
Michigan	15	5	20
Minnesota	5	3	8
Mississippi	—	2	2
Missouri	12	4	16
Nevada	14	—	14
New Hampshire	1	—	1
New Jersey	5	27	32
New Mexico	5	—	5
New York	1	7	8
North Carolina	2	5	7
Ohio	10	11	21
Oregon	9	1	10
Pennsylvania	9	27	36
South Carolina	—	6	6
Tennessee	—	8	8
Texas	26	13	39
Utah	18	—	18
Virginia	10	10	20
Washington	6	2	8
Wisconsin	10	2	12

Total	426	223	649

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe any currently pending or threatened matter, other than as described below, would have a material adverse effect on our business, results of operations or financial condition.

On September 18, 2007, Eric Mathistad, a former store manager, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego. The plaintiff alleged that we failed to pay overtime wages to “salaried restaurant employees” of our California stores who were misclassified as exempt employees, and that these employees were deprived of mandated meal periods and rest breaks. On November 14, 2007, Bernadette Mejia, another former store manager, filed a similar case and these cases were subsequently consolidated. On August 27, 2008, we settled this litigation with the plaintiffs.

On February 8, 2008, Gloria Weber and Hakan Mikado, non-exempt employees, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego. The plaintiff alleged that we failed to pay minimum wages, failed to pay overtime and failed to provide rest periods and meal breaks, among other charges. On August 27, 2008, we settled this litigation with the plaintiffs.

These settlements provide for payment of up to an aggregate of $2.5 million by the Company. Each settlement is subject to final court approvals and other conditions. There can be no assurance that the court will approve the settlements or that these other conditions will be satisfied. The final hearings are scheduled for March 20, 2009.

We recorded a liability in accrued expenses and a charge in operating expenses during the third quarter of 2008 pursuant to SFAS No. 5, Accounting for Contingencies, in the amount of $1.9 million to satisfy these settlements. This charge represents our current estimate of the aggregate amount that is probable to be paid pursuant to these settlements, but there can be no assurance that amounts actually paid will not be more or less than the amount recorded by the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the Pink Sheets OTC market under the symbol “NWRG.PK” through June 12, 2007. Our common stock was moved to the NASDAQ Global Market under the symbol “BAGL” as part of our secondary public offering, which was completed on June 13, 2007. The following table sets forth the high and low sale prices (in the case of the NASDAQ Global Market) and the high and low bid information (in the case of the Pink Sheets) for our common stock for each fiscal quarter during the periods indicated. Bid information quoted reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Year ended December 30, 2008 (fiscal 2008):	High	Low
First Quarter	$19.17	$8.35
Second Quarter	$15.46	$9.30
Third Quarter	$15.04	$9.07
Fourth Quarter	$10.59	$2.50

Year ended January 1, 2008 (fiscal 2007):	High	Low
First Quarter	$11.00	$5.05
Second Quarter	$25.00	$10.95
Third Quarter	$19.77	$14.08
Fourth Quarter	$24.90	$15.74

As of February 26, 2009, there were 351 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, and we are precluded from paying cash dividends on our common stock under our financing agreements.

Performance Graph

The included performance graph covers the fiscal five-year period from December 30, 2003 through December 30, 2008. The graph compares the total return of our common stock (BAGL) to our current peer group of companies (PGI) and the NASDAQ Composite Index. The PGI was selected representing our competitive peer group, comprised of multi-concept companies and/or companies with a similar organizational structure. The companies selected are participants of the restaurant industry with a sufficient period of operating history for continuous inclusion in the Index.

	Measurement period - five years (1) (2)
	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008
BAGL	$100.00	$67.14	$128.57	$214.29	$518.57	$152.57
PGI (3)	$100.00	$136.92	$150.20	$171.12	$128.05	$104.01
NASDAQ	$100.00	$108.32	$111.64	$120.17	$131.96	$77.15

(1)	Assumes all distributions to stockholders are reinvested on the payment dates.

(2)	Assumes $100 initial investment on December 30, 2003 in BAGL, the PGI, and the NASDAQ Composite Index.

(3)	The PGI is a price-weighted index. The index includes:

•	Panera Bread Company

•	Starbucks Corporation

•	Sonic Corporation

•	Jack in the Box Incorporated

•	CKE Restaurants Incorporated (Hardee’s, Carl’s Jr., La Salsa, and Green Burrito restaurant chains)

•	AFC Enterprises Incorporated (Popeyes Chicken and Biscuits restaurant chain)

•	YUM! Brands, Incorporated (A&W, KFC, Long John Silver’s, Pizza Hut and Taco Bell restaurant chains)

•	Wendy’s

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each fiscal year was extracted or derived from our consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	Fiscal years ended (1):
	2004 (52 weeks)	2005 (53 weeks)	2006 (52 weeks)	2007 (52 weeks)	2008 (52 weeks)
	(in thousands of dollars, except per share data and as otherwise indicated)
Selected Statements of Operations Data:
Revenues	$373,860	$389,093	$389,962	$402,902	$413,450
Gross profit	67,199	73,702	78,632	80,930	81,768
Gross profit percentage	18.0%	18.9%	20.2%	20.1%	19.8%
General and administrative expenses	32,755	36,096	37,484	40,635	36,356
California wage and hour settlements	—	—	—	—	1,900
Senior management transition costs	—	—	—	—	1,335
Income from operations	5,458	9,368	21,438	28,266	27,616
Interest expense, net(2)	23,196	23,698	19,555	12,387	5,439
Write-off of debt discount upon redemption of senior notes	—	—	—	528	—
Prepayment penalty upon redemption of senior notes	—	—	4,800	240	—
Write-off of debt issuance costs upon redemption of senior notes	—	—	3,956	2,071	—
Income (loss) before income taxes	(17,454)	(14,018)	(6,868)	13,040	22,177
Provision (benefit) for income taxes	(49)	—	—	454	1,100

Net income (loss)	$(17,405)	$(14,018)	$(6,868)	$12,586	$21,077

Per share data:
Weighted average number of common shares outstanding -
Basic	9,842,414	9,878,665	10,356,415	13,497,841	15,934,796
Diluted	9,842,414	9,878,665	10,356,415	14,235,625	16,378,965
Net income (loss) available to common stockholders per share -
Basic	$(1.77)	$(1.42)	$(0.66)	$0.93	$1.32
Diluted	$(1.77)	$(1.42)	$(0.66)	$0.88	$1.29
Cash dividends declared	$—	$—	$—	$—	$—

Other Data:
Capital expenditures(4)	$9,393	$10,264	$13,172	$25,869	$26,690
Percent increase (decrease) in comparable store sales for company-owned restaurants(5)	(1.9%)	5.2%	4.5%	3.7%	(0.1%)

	As of fiscal year ended (1):
	2004	2005	2006	2007	2008
	(in thousands of dollars, except per share data and as otherwise indicated)
Selected Balance Sheet Data:
Cash and cash equivalents	$9,752	$1,556	$5,477	$9,436	$24,216
Property, plant and equipment, net	41,855	33,359	33,889	47,714	59,747
Total assets	158,456	130,924	133,154	148,562	172,929
Short-term debt, capital leases and current portion of long-term debt	311	299	3,681	1,035	8,088
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value(3)	57,000	57,000	57,000	57,000	57,000
Senior notes, capital leases and other long-term debt, net of discount	160,871	160,589	166,680	88,942	79,787
Total stockholders’ deficit	(112,483)	(126,211)	(132,231)	(33,607)	(13,651)

Other Data:
Number of locations at end of period	690	626	598	612	649
Franchised and licensed	237	191	182	196	223
Company-owned and operated	453	435	416	416	426

(1)	We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2004, 2006, 2007 and 2008 which ended on December 28, 2004, January 2, 2007, January 1, 2008 and December 30, 2008, respectively, contained 52 weeks, while fiscal year 2005, which ended on January 3, 2006, contained 53 weeks.

(2)	Net interest expense is comprised of interest paid or payable in cash and non-cash interest expense resulting from the amortization of debt discount, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings, and interest income from our money market cash accounts.

(3)	The adoption of Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity resulted in the Series Z Preferred Stock being presented as a liability.

(4)	Excludes fixed asset purchases for which payment had not occurred as of each year end.

(5)

Comparable store sales represent sales at restaurants open for one full year that have not been relocated or closed during the current year. Comparable store sales include company-owned restaurants only and represent the change in period-over-period sales for the comparable restaurant base. A restaurant becomes comparable in its 13th full month of operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a leading fast-casual restaurant chain, specializing in high-quality foods for breakfast and lunch in a bakery-café atmosphere with a neighborhood emphasis. As of December 30, 2008, we owned and operated, franchised or licensed 649 restaurants in 36 states and in the District of Columbia, primarily under the Einstein Bros., Noah’s and Manhattan Bagel brands. Einstein Bros. is a national fast-casual restaurant chain. Noah’s is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan Bagel is a regional fast-casual chain operated predominantly in the Northeast. Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels, breads and wraps, gourmet soups and salads, desserts, snacks, premium coffees and other café beverages. Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients and we deliver them to our restaurants quickly and efficiently through our network of independent distributors. These operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2006, 2007 and 2008 ended on January 2, 2007, January 1, 2008 and December 30, 2008, respectively, each contained 52 weeks.

Executive Summary

The most important themes or significant matters on which management was primarily focused during fiscal 2008 are as follows:

•     Economy—Our results depend on consumer spending, which is influenced by consumer confidence, disposable income and general economic conditions. In particular, the effects of higher energy, food costs, job losses, increases in the rate of foreclosures, market uncertainty, and a reduction in the availability of credit, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

See page 42

•     Commodities—We have utilized a third party advisor to manage our wheat purchases, and have secured our wheat requirements as well as established the price for wheat for approximately 90% of our 2009 anticipated needs as of December 30, 2008, at virtually flat prices compared to 2008.

See pages 28 and 42

•     Debt—Our mandatorily redeemable Series Z Preferred Stock (“Series Z”) has a mandatory redemption on June 30, 2009. To the extent that we do not redeem the full amount on that date, the unredeemed portion requires additional redemption at a rate of 250 basis points higher than our highest rate paid on our funded debt which is currently 5.52%.

See page 39

•     Interest expense—The Company entered into an interest rate swap on May 7, 2008 with an effective date of August 28, 2008. The net effect of the swap is to fix the interest rate on $60 million of our First Lien Term Loan at 3.52% plus an applicable margin. The fair value of the swap as of December 30, 2008 was a liability of $2.5 million, which was recorded as an unrealized loss in other liabilities and accumulated other comprehensive loss in stockholders’ deficit.

See pages 32 and 45

•     Realization of deferred tax assets—Our deferred income tax assets have been fully reserved. We reviewed various qualitative and quantitative data in regards to the realization of our deferred tax assets and due to the current economic climate did not adjust our valuation allowance at December 30, 2008.

See pages 32 and 44

• California wage and hour settlements—The Company accrued $1.9 million to cover the estimated settlement amounts.	See page 31

• Senior management transition—$1.3 million was accrued to pay for recruiting and severance charges related to changes in senior management.	See page 31

2009 Outlook

New Restaurant Openings

We intend to continue to expand our company-owned restaurants in 2009 with the addition of six to eight new units in markets that are underpenetrated. The reduction of development in 2009 from the levels in 2007 and 2008 will reduce the amount of cash required for development and provide free cash flow to permit the Company to redeem outstanding shares of the Series Z Preferred Stock. We believe this strategy is appropriate given the current state of the economy and consumer sentiment.

Our site selection process focuses on identifying markets, trade areas and specific sites based on several factors including visibility, ready accessibility (particularly for morning and lunch time traffic), parking, signage and adaptability of any current structures.

The Company has several franchise and license agreements in place and plans on moving forward with the opening of locations within this segment. We opened two franchise restaurants in 2008 and have three locations which were in various stages of development during the fourth quarter of 2008 with openings scheduled for the first half of 2009. In 2009 we plan to open six to eight franchise locations. During fiscal year ended December 30, 2008 we opened 32 Einstein Bros. and Noah’s license restaurants. We plan to open 30 to 35 license restaurants in fiscal year 2009.

Results of Operations for fiscal year 2008 as compared to fiscal year 2007

Consolidated Results

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Revenue	402,902	413,450	2.6%
Cost of sales	321,972	331,682	3.0%

Total gross profit	80,930	81,768	1.0%
Operating expenses	52,664	54,152	2.8%

Income from operations	28,266	27,616	(2.3%)
Other expenses	15,226	5,439	(64.3%)

Income before income taxes	13,040	22,177	70.1%
Income taxes	454	1,100	142.3%

Net income	$12,586	$21,077	67.5%

For the fiscal period ended December 30, 2008 compared to the same period in fiscal 2007 ended January 1, 2008, total revenue increased $10.5 million, gross profit increased $0.8 million, income from operations declined

$0.7 million, and our income before income taxes increased $9.1 million. This growth is primarily due to having 10 additional company-owned restaurants and 27 additional franchise and license locations from a year ago, which increased our sales and cost of sales. System-wide comparable store sales increased 1.4% in fiscal 2008 compared to the same period a year ago. Additionally, revenues have increased as a result of increased locations, offset by increased cost of sales which was primarily driven by volatile commodity costs and labor costs for both the company-owned restaurants and our manufacturing and commissary operations. Adding to this was a decrease in our general and administrative expenses related to decreased stock-based compensation expense and other cost savings, decreased interest expense related to the debt redemption in 2007, offset by an increase in depreciation expense from the new restaurants that have been opened and upgrades that have been completed. Additionally, general and administrative expenses included expenses of $1.9 million related to the settlement of two class-action lawsuits in California and the $1.3 million from the senior management transition costs.

Company-Owned Restaurant Operations

Our company-owned restaurants vary in their unit volume, profitability and recent comparable store sales performance. As of December 30, 2008, we had 123 restaurants that generate an average unit volume in excess of $1 million. These 123 restaurants had an average unit volume of approximately $1.2 million and an average gross profit of $322,000. In the aggregate, these restaurants contribute approximately 39.5% of total restaurant sales and 53.8% of total restaurant operating profit.

The following table includes only restaurants that have been open for one full year and have not been relocated or closed during the current year. It summarizes our financial performance since 2006 by reporting company-owned restaurants by sales level and the related revenue (in thousands of dollars) and gross profit percentage:

	Fiscal 2006			Fiscal 2007			Fiscal 2008
Sales Level:	Number of Restaurants	Net Revenue	Gross Profit	Number of Restaurants	Net Revenue	Gross Profit	Number of Restaurants	Net Revenue	Gross Profit
greater than $1,000	96	$115,000	28.5%	119	$143,000	26.9%	123	$148,700	26.6%
$900 - $1,000	57	$54,300	23.2%	63	$59,800	21.2%	55	$51,800	21.0%
$800 - $900	76	$64,600	19.7%	72	$61,100	18.7%	79	$66,700	18.3%
$700 - $800	73	$55,200	16.7%	74	$55,700	14.9%	70	$52,600	14.8%
$600 - $700	72	$46,700	12.6%	49	$32,100	11.5%	58	$38,000	10.0%
less than $600	35	$18,700	4.8%	25	$13,700	3.6%	22	$12,000	2.5%

Totals	409	$354,500	20.9%	402	$365,400	20.6%	407	$369,800	20.2%

Revenue

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Company-owned restaurant sales	$372,997	$376,664	1.0%
Percent of total revenue	92.6%	91.1%
Company-owned restaurant gross margin	20.3%	19.5%	(3.9%)
Number of company-owned restaurants	416	426

Company-owned restaurant sales for the fifty-two weeks ended December 30, 2008 increased $3.7 million, when compared to the same period in 2007. These results were primarily due to price increases at Einstein Bros. and Noah’s coupled with a net increase in the number of restaurants opened over the last twelve months, partially offset by a decline in volume. On average, the restaurants opened since January 1, 2008 had higher volumes relative to those that were closed over the same period, which positively contributed to our sales. Additionally, restaurant sales for 2008 benefited from $0.3 million in gift card breakage.

For the fifty-two weeks ended December 30, 2008, our restaurant comparable store sales were relatively flat with a decrease of 0.1% over the same periods in 2007. This was due to a decrease in the number of units sold, which we believe was mostly related to both the economic climate and its negative impact on consumer discretionary spending and from a decrease in our hours of operation. This was offset by system-wide price increases since January 1, 2008 and a shift in product mix to higher priced items.

Comparable store sales for our restaurants for each quarter in fiscal 2007 and 2008, compared to the same periods in the previous year were as follows:

	Fiscal 2007	Fiscal 2008
First Quarter	1.0%	3.6%
Second Quarter	5.2%	1.0%
Third Quarter	5.2%	-1.7%
Fourth Quarter	3.2%	-3.3%

Cost of sales

Cost of sales consists of cost of goods sold, labor expenses, other operating costs, and rent and related and marketing costs.

Cost of goods sold

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Cost of goods sold	$110,397	$112,675	2.1%
As a percentage of company-owned restaurant sales	29.6%	29.9%
As a percentage of total revenue	27.4%	27.3%

Food, beverage and packaging costs are three elements that make up cost of goods sold and constitute a large portion of the cost of sales at our company-owned restaurants. Cost of goods sold increased predominantly due to an increase in commodity costs, an increase in distribution costs that were driven by higher fuel costs during the year, and increased costs associated with a net opening of 10 stores over the last twelve months, partially offset by a reduction in the average volume of products sold.

Compared to 2007, most of our commodity-based food costs increased in 2008. Flour represents the most significant raw ingredient we purchase. The market cost of wheat and in turn the cost to produce flour increased substantially in the last half of 2007 but stabilized by the end of the second quarter of 2008 and stayed at these levels through the remainder of 2008. To mitigate the risk of increasing market prices, we have utilized a third party advisor to manage our wheat purchases for our company-owned production facility. As a result of this relationship, our wheat costs remained relatively constant throughout fiscal year 2008. We will continue to work with our third party advisor to strategically source our wheat purchases. However, there can be no assurance that we will benefit from a decline in the cost of any of the commodity-based products that we purchase.

Labor expenses

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Labor costs	$111,453	$112,007	0.5%
As a percentage of company-owned restaurant sales	29.9%	29.7%
As a percentage of total revenue	27.7%	27.1%

For the fifty-two weeks ended December 30, 2008 compared to the same period in 2007, labor costs increased $0.6 million from a combination of the growth of new restaurant openings that occurred throughout 2007 and 2008, an increase in base pay year-over-year from a combination of merit and an overall inflationary shift in our compensation structure caused by a July 2008 increase in minimum wage rates at the federal level and in several states in which we operate and an increase in workers’ compensation, partially offset by a decrease in incentive compensation and insurance costs.

Other operating costs

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Other operating costs	$35,786	$37,781	5.6%
As a percentage of company-owned restaurant sales	9.6%	10.0%
As a percentage of total revenue	8.9%	9.1%

Other operating costs consist of other restaurant-level occupancy expenses such as utilities, repairs and maintenance costs, credit card fees and supplies. For the fifty-two weeks ended December 30, 2008, other operating costs increased $2.0 million compared to the same period in 2007. This increase was primarily attributable to an increase in utilities due primarily to escalating energy costs, an increase in credit card fees due to a shift in consumer payment practices from using cash to using credit cards, and an increase in maintenance on our restaurants.

Rent and related, and marketing costs

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Rent and related, and marketing costs	$39,544	$40,653	2.8%
As a percentage of company-owned restaurant sales	10.6%	10.8%
As a percentage of total revenue	9.8%	9.8%

Rent and related, and marketing costs consist of restaurant-level rent expense, common area maintenance expense, property taxes and marketing expense. For the fifty-two weeks ended December 30, 2008, rent and related and marketing costs increased $1.1 million compared to the same period in 2007. The increase was principally attributable to an increase in rent and related expense due to new restaurants as well as increases in the cost of rent on renewed leases, partially offset by a decrease in marketing expense from $3.3 million in fiscal 2007 to $2.3 million in fiscal 2008.

Manufacturing and Commissary Operations

Revenues

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Manufacturing and commissary revenues	$24,204	$30,369	25.5%
Percent of total revenue	6.0%	7.3%
Manufacturing and commissary gross margin	(2.4%)	5.9%	*	*

** not meaningful

Manufacturing and commissary revenues for the fifty-two weeks ended December 30, 2008 increased $6.2 million compared to the same period in 2007. This increase to revenue and gross margin was attributed to price increases and our expanded role within the distribution chain for sales to our franchise and license locations. For the fifty-two weeks ended December 30, 2008, we saw a moderate rise in volume of units sold to our more significant third-party customers compared to the same periods in 2007.

Cost of sales

Cost of sales consists of cost of goods sold, labor expenses and other operating costs and expenses.

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Manufacturing and commissary costs	$24,792	$28,566	15.2%
As a percentage of manufacturing and commissary revenue	102.4%	94.1%
As a percentage of total revenue	6.2%	6.9%

Manufacturing cost of sales are composed of cost of goods sold, labor costs and other operating costs. For the fifty-two weeks ended December 30, 2008, manufacturing cost of sales increased $3.8 million compared to the same period in 2007. The component change within manufacturing cost of sales was as follows:

•	Manufacturing costs of goods sold increased predominantly due to an increase in commodity costs and, to a lesser extent, a rise in volume of units sold.

•

Labor expenses decreased in fiscal 2008 compared to the same period in 2007. This was due to a decrease in incentive compensation and a decrease in personnel that occurred late in the second quarter of 2008, partially offset by an increase in merit pay year-over-year coupled with increased minimum wage rates at the federal level and in some states in which we operate.

•

The changes in other operating costs and expenses for the fifty-two weeks ended December 30, 2008 compared to the same period in 2007 decreased primarily related to a decrease in travel expenses, bad debt expense which was higher in 2007 related to our closed commissaries, cost of utilities due to production efficiencies, and marketing costs.

Franchise and License Operations

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Franchise and license related revenues	$5,701	$6,417	12.6%
Percent of total revenue	1.4%	1.6%
Franchise and license gross margin	100.0%	100.0%	0.0%
Number of franchise and license restaurants	196	223

Overall, licensee and franchisee revenue improved predominantly due to improved comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands of 8.6% in fiscal 2008 compared to the same period in 2007 and a net increase of 28 license restaurants, partially offset by a net decrease of one franchise restaurant since January 1, 2008.

General and Administrative Expenses

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
General and administrative expenses	40,635	36,356	(10.5%)
California wage and hour settlements	—	1,900	*	*
Senior management transition costs	—	1,335	*	*

Total general and administrative, labor settlements and transition expense	40,635	39,591
As a percentage of total revenue	10.1%	9.6%

Our general and administrative expenses decreased $4.3 million for the fifty-two weeks ended December 30, 2008, respectively, compared to the same period in 2007. The overall decrease was partially related to a decrease in stock-based compensation expense that was primarily due to the additional options that were granted and vested in the second quarter of 2007 related to the secondary public offering, which did not occur again in 2008. Additionally, in 2008 compared to 2007, the Company had decreases in travel expense, recruiting and referral fees, sales and use tax expense and relocation expense related to our corporate headquarters, partially offset by an increase in our professional service fees.

In addition, the Company experienced a decrease in compensation and related benefits as a result of a reduction in administrative positions that occurred in the latter half of 2008, decreased insurance costs, partially offset by an increase in incentive compensation expense.

The Company recorded $1.9 million in operating expenses during 2008 pursuant to SFAS No. 5, Accounting for Contingencies, to satisfy the two California wage and hour settlements. This accrual represents the Company’s current estimate of the aggregate amount that is probable to be paid pursuant to these settlements, but there can be no assurance that amounts actually paid will not be more or less than the amount recorded by the Company.

In late 2008 we experienced turnover at the senior management level. In November, our Chief Marketing Officer left the Company, and in December we transitioned to a new Chief Executive Officer. These events resulted in $0.9 million in severance charges and $0.4 million in recruiting and other costs.

Depreciation and Amortization, Disposal and Impairment Charges

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Depreciation and amortization	11,192	14,100	26.0%
As a percentage of total revenue	2.8%	3.4%
Loss on sale, disposal or abandonment of assets, net	601	198	(67.1%)
Impairment charges and other related costs	236	263	11.4%

Total depreciation and amortization, disposal and impairment charges	12,029	14,561
As a percentage of total revenue	3.0%	3.5%

Depreciation and amortization expenses increased $2.9 million for the fifty-two weeks ended December 30, 2008, when compared to the same periods in 2007. The increase is due to the additional depreciation expense on our new corporate headquarters that we occupied in May 2007 and the additional assets invested in the company-owned restaurants that were added or upgraded since the end of 2007.

Interest Expense, Net and Other Expenses

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Interest expense, net	12,387	5,439	(56.1%)
As a percentage of revenue	3.1%	1.3%
Other expense:
Write-off of debt discount upon redemption of senior notes	528	—	*	*
Prepayment penalty upon redemption of senior notes	240	—	*	*
Write-off of debt issuance costs upon redemption of senior notes	2,071	—	*	*

Total other expense	2,839	—
As a percentage of total revenue	0.7%	0.0%

**	not meaningful

In June 2007, we amended our debt facility and reduced our debt outstanding to $90 million, substantially decreasing our interest expense. The outstanding senior notes and other long-term debt as of December 30, 2008 was $87.9 million compared to $89.8 million as of January 1, 2008. Borrowings under this senior secured credit facility bear interest at either a Eurodollar rate or a variable base rate plus an applicable margin, as defined by our amended and restated credit agreement. We are currently using LIBOR as our base rate but can switch to U.S. prime rate if we choose to do so.

As part of the debt redemption in 2007 we wrote off a discount related to the repayment of the $25 Million Subordinated Note, paid a redemption premium related to the repayment of the $65 Million Second Lien Term Loan, and wrote off debt issuance costs.

The Company entered into an interest rate swap which became effective in August 2008 and will expire in two years. The net effect of the swap fixed our interest rate on $60.0 million of our First Lien Term Loan at 3.52% plus an applicable margin. The one-month LIBOR rate has been lower than our fixed rate for all but one month since we entered into the swap. On a prospective basis, we cannot estimate the impact of LIBOR due to the uncertainties in the current credit market. The fair market value of the interest rate swap as of December 30, 2008 was a liability of $2.5 million, which is recorded in other liabilities on the Company’s consolidated balance sheet. As of December 30, 2008, the unrealized loss associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Income Taxes

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Provision for income taxes	454	1,100	142.3%
As a percentage of revenue	0.1%	0.3%

For tax purposes, utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our effective tax rate and our federal and state income tax liability incurred for 2008. Although we have substantial NOL carryforwards available to offset federal taxable income, we are still required to pay income taxes at the state level and required to pay alternative minimum tax at the federal level. For the fifty-two weeks ended December 30, 2008 compared to the same period in 2007, the provision for income taxes increased $0.6 million.

The increase was primarily driven by the considerable improvement in income before income taxes since the second quarter of 2007 when the Company paid down a substantial portion of its outstanding debt, thereby reducing interest expense.

Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS No. 109 we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense.

Results of Operations for fiscal year 2007 as compared to fiscal year 2006

Total Revenues, Cost of Sales and Gross Profit

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
Revenue	389,962	402,902	3.3%
Cost of sales	311,330	321,972	3.4%

Total gross profit	78,632	80,930	2.9%
Operating expenses	57,194	52,664	(7.9%)

Income from operations	21,438	28,266	31.8%
Other expenses	28,306	15,226	(46.2%)

Income before income taxes	(6,868)	13,040	* *
Income taxes	—	454	* *

Net income	$(6,868)	$12,586	* *

** not meaningful

Total revenues increased 3.3% to $402.9 million from $390.0 million. Total cost of sales increased 3.4% to $322.0 million from $311.3 million. Total gross profit increased 2.9% to $80.9 million from $78.6 million. System-wide comparable store sales increased 4.0% in fiscal 2007 compared to fiscal 2006.

Restaurant Operations

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
Company-owned restaurant sales	$363,699	$372,997	2.6%
Percent of total revenue	93.3%	92.6%
Company-owned restaurant gross margin	20.2%	20.3%	0.5%
Number of company-owned restaurants	416	416

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

Comparable store sales for our restaurants for each quarter in fiscal 2006 and 2007, compared to the same periods in the previous year are as follows:

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

Our restaurant gross profit margins (company-owned restaurant gross profit divided by company-owned restaurant sales) improved slightly to 20.3% in 2007 compared to 20.2% in 2006. Price increases implemented in 2007 and $1.3 million of gift card breakage were offset primarily by higher commodities costs, labor and labor related costs, and other store level expenses. The cost of flour, cheese, coffee and butter collectively increased $3.4 million. Wheat and, in turn, flour have reached unprecedented price levels and volatility during 2007. Increased wage rates, including mandatory minimum wage rate increases, raised our labor costs by approximately $2 million in 2007 compared to 2006. In addition, increased staffing due to extended hours in company-owned stores increased our labor costs in 2007 compared to 2006 by approximately $2.2 million. Labor related costs increased by approximately $1 million for health care coverage and workers compensation claims. Additionally, in 2007 we spent more for taxes, maintenance and insurance related to our company-owned stores.

Manufacturing Operations

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
Manufacturing and commissary revenues	$21,076	$24,204	14.8%
Percent of total revenue	5.4%	6.0%
Manufacturing and commissary gross margin	(0.4%)	(2.4%)	(500.0%)

Our manufacturing operations, which include our USDA approved commissaries, predominantly support our company-owned restaurants and generate revenue from the sale of food products to franchisees, licensees, third-party distributors and other third parties. All inter-company transactions have been eliminated during consolidation.

During 2007, our manufacturing operations experienced negative margins primarily due to increases in raw material costs, freight costs and incremental start-up costs associated with new products and customers. Additionally, our margins declined in late 2007 due to the increases in the price of wheat.

In addition, we incurred one-time charges of approximately $0.5 million associated with our closed commissaries and write-down of inventory associated with conversion from an old inventory system to the current information technology system.

Franchise and License Operations

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
Franchise and license related revenues	$5,187	$5,701	9.9%
Percent of total revenue	1.3%	1.4%
Franchise and license gross margin	100.0%	100.0%	0.0%
Number of franchise and license restaurants	182	196

Revenues for the franchised and licensed operations consist primarily of initial fees and royalty income earned as a result of sales within franchise and license restaurants. Overall, licensee and franchisee royalty income improved 9.9%, or $0.5 million in 2007 as compared to 2006. The percentage increase was predominantly due to improved comparable sales of 5.8% in the Manhattan Bagel and Einstein Bros. brands in fiscal 2007 compared to the same period in the prior year and an increase in the number of Einstein Bros. license restaurants and Manhattan Bagel franchises of 31 and two, respectively. This was offset by the closure of two Einstein Bros. license restaurants, 12 Manhattan Bagel franchises, and one Manhattan Bagel restaurant that was sold to the Company. The initial franchise and license fees that were recognized for 2007 and 2006 were $0.6 million and $0.5 million, respectively.

General and Administrative Expenses

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
General and administrative expenses	37,484	40,635	8.4%
As a percentage of total revenue	9.6%	10.1%

Our general and administrative expenses increased 8.4%, or $3.2 million, in 2007 when compared to 2006. As a percentage of sales, our general and administrative expenses were 10.1% in 2007 compared to 9.6% in 2006. Predominantly contributing to the increase was approximately $1.0 million in increased stock-based compensation expense, of which $0.7 million was from the additional options that were granted related to the completion of our secondary public offering; $1.0 million related to increased travel costs; $2.9 million in increased costs in salaries and benefits, which was a function of merit increases, increased salaries related to our field training program, an expanded headcount in our franchise and license department to support future growth and an increase in recruiting expenses; and increase of $1.0 million related to sales and use tax assessments, some of which remain under protest. These increases were off-set by a $2.6 million decrease in bonus expense for 2007 as compared to 2006, and a decrease in other expenses of $0.1 million.

Depreciation and Amortization

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
Depreciation and amortization	16,949	11,192	(34.0%)
As a percentage of total revenue	4.3%	2.8%
Loss (gain) on sale, disposal or abandonment of assets, net	493	601	21.9%
Impairment charges and other related costs	2,268	236	(89.6%)

Total depreciation and amortization, disposal and impairment charges	19,710	12,029
As a percentage of total revenue	5.1%	3.0%

Depreciation and amortization expenses decreased 34.0%, or $5.8 million, in 2007 compared to 2006. The decrease is primarily due to all of our amortizing intangible assets becoming fully amortized in the second quarter of 2006, which represents $3.9 million of the decrease, and a substantial portion of our leasehold improvements becoming fully depreciated in 2006 and 2007. Through 2006, depreciation and amortization expense was predominantly related to the assets of Einstein/Noah Bagel Corp. that we acquired in bankruptcy proceedings in June 2001. As most of these assets had five year lives, they became fully depreciated in 2006. From that point forward, the depreciation expense is related to assets purchased subsequent to the acquisition.

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

Until early 2007, we owned certain manufacturing equipment which was located at the plant of our frozen bagel dough supplier. In late 2006, we were notified of their intent, under the terms of the contract, to purchase the equipment and we agreed to sell the equipment to them for $1.1 million. In order to adjust the assets down to their mutually agreed-upon fair value, we recorded an impairment charge of $2.2 million during the quarter ended January 2, 2007. The assets were classified as held for sale on the consolidated balance sheet as of January 2, 2007 and sold in the first quarter of 2007.

Other Expense (Income)

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
Interest expense, net	19,555	12,387	(36.7%)
As a percentage of revenue	5.0%	3.1%

Other expense:
Write-off of debt discount upon redemption of senior notes	—	528	* *
Prepayment penalty upon redemption of senior notes	4,800	240	(95.0%)
Write-off of debt issuance costs upon redemption of senior notes	3,956	2,071	(47.6%)
Other	(5)	—	* *

Total other expense	8,751	2,839	(67.6%)
As a percentage of total revenue	2.2%	0.7%

**	not meaningful

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

Income Taxes

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2006	Fiscal 2007	2007 vs. 2006
Provision for income taxes	—	454	*	*
As a percentage of revenue	0.0%	0.1%

**	not meaningful

For our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we reported net income for 2007 of $12.6 million, versus the net loss of $6.9 million we reported for 2006. This increase is due to improved operations, the result of the interest savings from the reduction of the principal and the interest rate on our debt facility which we amended during 2007, the reduction of depreciation expense as many of our assets became fully depreciated in 2006, and the reduction of expense on our amortizing intangible assets became fully amortized in 2006.

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

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of December 30, 2008:

	Payments Due by Fiscal Period
	2009	2010 to 2011	2012 to 2013	2014 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$27,533	$—	$—	$—	$27,533
Debt	8,088	2,025	77,762	—	87,875
Estimated interest expense on our debt facility(a)	4,241	5,811	1,473	—	11,525
Mandatorily Redeemable Series Z	57,000	—	—	—	57,000
Minimum lease payments under capital leases	67	42	—	—	109
Minimum lease payments under operating leases	29,268	46,933	19,591	19,566	115,358
Purchase obligations(b)	21,878	6,144	—	—	28,022
Other long-term obligations(c)	—	500	500	5,659	6,659

Total	$148,075	$61,455	$99,326	$25,225	$334,081

(a)	Calculated as of December 30, 2008, using the fixed rate from the debt associated with the interest rate swap, and the variable LIBOR and U.S. Prime rates, plus the applicable margin in effect for the remainder. Because the interest rates on the first lien term loan facility and the revolving credit facility are variable, actual payments could differ materially.

(b)	Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.

(c)	Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

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

Excluding tenant improvement allowances that we typically receive from the landlord, the cost of a new restaurant is approximately $600,000, depending on square footage, layout and location. The cost includes equipment, leasehold improvements, furniture and fixtures, and other related capital. For 2009, we anticipate that our tenant improvement allowances will average approximately $50,000 per restaurant which will reduce our cost. However, the amount of the allowance can vary widely depending on the location of the restaurant and other terms of the lease. We also intend to upgrade at least 45 of our current restaurants during 2009, which will include approximately $80,000 in capital costs and approximately $49,000 in deferred maintenance costs, for a total cost of approximately $129,000 per restaurant.

We anticipate that the majority of our capital expenditures for fiscal 2009 will be focused on the addition of six to eight new company-owned restaurants and upgrades in existing restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2009 will be approximately $17.9 million.

Our mandatorily redeemable Series Z Preferred Stock has been reclassified to a current liability as the redemption date is now within one year. As part of the amended First Lien Term Loan in June 2007, we obtained a commitment for an incremental term loan in the aggregate amount of up to $57.0 million to be used by us, if needed, solely for the purpose of redeeming the mandatorily redeemable Series Z Preferred Stock due on June 30, 2009. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of such incremental term loan. We have had discussions with Wells Fargo Foothill, the administrative agent for the Term Loan, regarding the status of the current credit market and the likelihood of a successful syndication under the same terms as our existing Term Loan. Given the current state of the credit market we do not believe that the incremental term loan could be syndicated at the same price and under the same terms as our existing Term Loan. While it still remains an option for us to consider, due to the current state of the credit market, it is not likely that we will pursue this strategy at this time.

To the extent that we do not have adequate unrestricted cash and capacity under the revolver portion of our First Lien Term Loan the unredeemed portion would be required to accrue additional redemption prospectively at a rate that is 250 basis points higher than our highest rate paid on our funded debt, which is currently 5.52%. As of December 30, 2008, we have $24.2 million of unrestricted cash and $13.0 million of borrowing capacity under the revolving portion of our First Lien Term Loan. During 2008 we generated $16.4 million of free cash flow. As a result of this, we made a $7.2 million excess cash flow payment on the First Lien Term Loan on February 27, 2009.

We plan to continue focusing on generating free cash flow through June 30, 2009 that would continue to build our balance of unrestricted cash. On June 30, 2009 we intend to make a redemption payment on the mandatorily redeemable Series Z Preferred Stock. In addition, we also continue to monitor the state of the credit and capital markets and could satisfy any unredeemed portion with additional indebtedness, new capital or a combination of both.

Based upon our projections for 2009, including the partial redemption of our mandatorily redeemable Series Z Preferred Stock, we believe our various sources of capital, including availability under existing debt facilities, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

June 2007 Debt Redemption and Amended First Lien Term Loan

In June 2007, we amended our debt facility from $95.0 million to $110.0 million. Our amended financing consisted of a:

•	$20.0 million revolving credit facility maturing on June 28, 2012; and

•	$90.0 million first lien term loan maturing in June 28, 2012.

As part of this amendment we increased the amount of our existing revolving credit facility from $15.0 million to $20.0 million and modified our term loan from a principal amount of $80.0 million to $90.0 million and repaid the remaining amount of the $25 Million Subordinated Note as noted above. The revolving credit facility remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs. In addition, all of the revolving credit facility is available for letters of credit. We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, being based on our consolidated leverage ratio with an applicable margin of 2.00% plus a 0.5% arranger fee payable quarterly. Letters of credit reduce our availability under the revolving credit facility. As of December 30, 2008, we had $7.0 million in letters of credit outstanding associated with this line. The letters of credit expire on various dates during 2009, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving credit facility was $13.0 million as of December 30, 2008.

We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

Working Capital Deficit

On December 30, 2008, we had unrestricted cash of $24.2 million and restricted cash of $0.5 million. Under the revolving credit facility, there were no outstanding borrowings, $7.0 million in letters of credit outstanding and borrowing availability of $13.0 million. On June 30, 2008 we reclassified the $57 million mandatorily redeemable Series Z Preferred Stock as a short-term liability which resulted in our working capital shifting to a deficit, which was $51.4 million on December 30, 2008 compared to a surplus of $3.7 million on January 1, 2008. Adding to the deficit was a decrease in our non-cash current assets and an increase in current liabilities for the following primary reasons:

•	accounts receivable has decreased due to improved collection efforts;

•	other assets decreased as we were able to recover several deposits that were held by our vendors;

•	accrued expenses increased primarily due to the two California wage and hour settlements and the accrual for senior management transition costs; and

•	short-term debt and the current portion of long-term debt increased by $7.1 million related to an excess cash flow payment that is due on our debt, as defined by our debt agreement.

These deficit increases were partially offset by the $14.8 million improvement in cash and cash equivalents that was primarily due to the improved cash flow from our company-owned restaurant operations, and the reduction in interest expense paid on our debt.

On January 1, 2008, we had unrestricted cash of $9.4 million and restricted cash of $1.2 million. Under the revolving credit facility, there were no outstanding borrowings, $6.7 million in letters of credit outstanding and borrowing availability of $13.3 million. Our working capital deficit improved $11.6 million to a working capital surplus of $3.7 million in 2007 compared to a working capital deficit of $8.0 million in 2006, primarily due to the increased cash flow stemming from an increase in profitability at our company-owned restaurants and lower interest expense under our new debt structure, a decrease in accrued expenses related to lower accrued bonuses, a reduction in the gift card liability for estimated breakage and lower accrual for property, plant and equipment that has been received but not paid, partially offset by the sale of equipment to our frozen bagel dough supplier. Finally, short-term debt and the current portion of our long-term debt decreased by $2.6 million in fiscal 2007 compared to fiscal 2006.

Cash Provided by Operations

Primarily due to increased profitability at our company-owned restaurants and the reduction of interest expense related to our debt redemption, net cash generated by operating activities was $43.1 million for 2008 compared to $24.9 million for 2007.

Cash Used in Investing Activities

During the year to date period ended December 30, 2008, we used approximately $26.7 million of cash to purchase additional property and equipment that included the following:

•	$18.9 million to open new restaurants and upgrade existing restaurants in 2007 and 2008;

•	$5.4 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$2.4 million for general corporate purposes.

The majority of our capital expenditures for fiscal 2008 were for the addition of 17 new company-owned restaurants during 2008 at an average capital investment of approximately $560,000 per restaurant, which varies depending upon square footage, layout and location.

During the year to date period ended January 1, 2008, we used approximately $25.9 million of cash to purchase additional property and equipment that included the following:

•	$11.4 million to open new restaurants and upgrade existing restaurants in 2006 and 2007;

•	$10.2 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations;

•	$1.8 million for general corporate purposes; and

•	$2.5 million for leasehold improvements and build-out related to our new corporate headquarters.

On January 1, 2008, we purchased a restaurant from a Manhattan Bagel franchisee for $382,000. We made a $375,000 cash payment in 2007, and the remaining $7,000 was paid in 2008.

Cash Used in Financing Activities

For the year ended December 30, 2008, we made payments on our debt totaling $2.0 million and received $0.4 million in proceeds from stock option exercises.

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

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties, minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. As of December 30, 2008, we do not have a liability recorded for our exposure under the guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, following a probability related approach. Minimum future rental payments for all remaining guaranteed leases that expire on various dates through July 2012 were approximately $0.9 million as of December 30, 2008. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

We have $7.0 million in letters of credit outstanding under our Revolving Facility at December 30, 2008. The letters of credit expire on various dates during 2009 and 2010, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation related to certain workers’ compensation claims.

Economic Environment and Commodity Volatility

Economic Environment

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. In particular, the effects of changing energy and food costs, and increasing interest rates, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

We have experienced only a modest impact from inflation. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees’ hourly rates slightly above the applicable federal, state or municipal “living wage” rates. Recent changes in minimum wage laws may create pressure to increase the pay scale for our associates, which would increase our labor costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

Impact of Agricultural Commodities

Our cost of sales consist of cost of goods sold, which is made up of food and product costs, compensation costs and operating costs. Wheat, butter and cheese are our primary agricultural commodities and in addition, coffee, chicken and turkey are the other major agricultural commodities which are included in our cost of goods sold. For the last few years, cost increases in one or more of our agricultural commodities were generally modest in relation to our total cost of sales. Because of the increasing commodity costs, we raised our prices twice at both Einstein Bros. and Noah’s during 2007 and once during 2008 for both concepts. We implemented a price increase at Noah’s during the first quarter of 2009.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Item 8 of this 10-K.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, any estimates for contingent liabilities that arise as result of any legal proceedings are discussed in Item 3 of this report.

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

At least annually, we assess the recoverability of goodwill and other intangible assets not subject to amortization related to our restaurant concepts. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. As of December 30, 2008, the fair value of goodwill and other intangible assets not subject to amortization sufficiently exceeded the carrying values. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, healthcare benefits and general liability. The insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established and are not discounted, with the exception of the workers’ compensation, which is discounted at 10% based upon analysis of historical data and actuarial estimates, and they are reviewed on a quarterly basis to ensure that the liabilities are appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted.

Stock-Based Compensation

We use the Black-Scholes model to estimate the fair value of our option awards under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 6 months to 3 years and have contractual terms to exercise of 5 to 10 years. The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility. We have not historically paid any dividends and are precluded from doing so under our debt covenants.

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

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

Gift Card Breakage

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder. While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain gift card balances due to the age of the unredeemed balance. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, gift card balances may be recognized as gift card breakage and recorded as a reduction to deferred revenue and an increase to company-owned restaurant revenues. For the fiscal year ended December 30, 2008, we recognized $0.3 million in gift card breakage.

Income Taxes and Realization of Deferred Tax Assets

The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Although we achieved $12.6 million and $21.1 million of net income for 2007 and 2008, respectively, we reviewed various qualitative and quantitative data in regards to the realization of our deferred tax assets, including:

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

After consideration of these qualitative and quantitative data, we concluded not to reduce our valuation allowance in the fourth quarter of 2008 because of the current macroeconomic climate and uncertainty around credit markets and consumer behavior. Our deferred tax assets remain fully reserved by a valuation allowance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During fiscal 2007 and fiscal 2008, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States. Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues.

Our debt as of December 30, 2008 was principally composed of the amended revolving credit facility and First Lien Term Loan. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our revolving credit facility and First Lien Term Loan, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.

On May 7, 2008, we entered into an interest rate swap agreement, to fix our rate on $60 million of our debt to 3.52% plus an applicable margin for the next two years, effective August 2008.

Assuming no change in the size or composition of debt as of December 30, 2008, and presuming the utilization of our accumulated net operating losses would minimize the tax implications for the next several years, a 100 basis point increase in short-term effective interest rates would increase our interest expense on our Revolving Facility and First Lien Term Loan, including the interest rate swap, by approximately $0.3 million annually. Currently, the interest rates on our revolving facility and first lien term loan are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing and the interest rate swap has fixed our rate on $60 million of our outstanding debt. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

On an annual basis, we purchase a substantial amount of agricultural products that are subject to fluctuations in price based upon market conditions. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices. We have utilized a third party advisor to manage our wheat purchases for our company-owned production facility. In addition to wheat, we have established contracts and entered into commitments with our vendors for turkey, butter, cheese and coffee.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets, among other factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited the accompanying balance sheets of Einstein Noah Restaurant Group, Inc. (“Einstein Noah”) (a Delaware corporation) as of December 30, 2008 and January 1, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 30, 2008. We also have audited Einstein Noah’s internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Einstein Noah’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on Einstein Noah’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Einstein Noah as of December 30, 2008 and January 1, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Einstein Noah maintained, in all material respects, effective internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

March 2, 2009

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	January 1, 2008	December 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,436	$24,216
Restricted cash	1,203	526
Accounts receivable, net of allowance of $606 and $216, respectively	7,807	6,459
Inventories	5,313	5,290
Prepaid expenses and other current assets	5,281	4,774

Total current assets	29,040	41,265
Property, plant and equipment, net	47,714	59,747
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Other assets	2,996	3,105

Total assets	$148,562	$172,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,072	$5,123
Accrued expenses and other current liabilities	19,279	22,410
Short-term debt and current portion of long-term debt	955	8,088
Current portion of obligations under capital leases	80	61
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	—	57,000

Total current liabilities	25,386	92,682
Senior notes and other long-term debt	88,875	79,787
Long-term obligations under capital leases	67	38
Other liabilities	10,841	14,073
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	57,000	—

Total liabilities	182,169	186,580

Commitments and contingencies
Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,878,811 and 15,969,167 shares issued and outstanding	16	16
Additional paid-in capital	262,830	264,179
Accumulated other comprehensive loss	—	(2,470)
Accumulated deficit	(296,453)	(275,376)

Total stockholders’ deficit	(33,607)	(13,651)

Total liabilities and stockholders’ deficit	$148,562	$172,929

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

	52 weeks ended
	January 2, 2007	January 1, 2008	December 30, 2008
Revenues:
Company-owned restaurant sales	$363,699	$372,997	$376,664
Manufacturing and commissary revenues	21,076	24,204	30,369
Franchise and license related revenues	5,187	5,701	6,417

Total revenues	389,962	402,902	413,450
Cost of sales:
Company-owned restaurant costs	290,176	297,180	303,116
Manufacturing and commissary costs	21,154	24,792	28,566

Total cost of sales	311,330	321,972	331,682

Gross profit	78,632	80,930	81,768
Operating expenses:
General and administrative expenses	37,484	40,635	36,356
California wage and hour settlements	—	—	1,900
Senior management transition costs	—	—	1,335
Depreciation and amortization	16,949	11,192	14,100
Loss on sale, disposal or abandonment of assets, net of gains	493	601	198
Impairment charges and other related costs	2,268	236	263

Income from operations	21,438	28,266	27,616
Other expense:
Interest expense, net	19,555	12,387	5,439
Write-off of debt discount upon redemption of senior notes	—	528	—
Prepayment penalty upon redemption of senior notes	4,800	240	—
Write-off of debt issuance costs upon redemption of senior notes	3,956	2,071	—
Other	(5)	—	—

Income (loss) before income taxes	(6,868)	13,040	22,177
Provision for income taxes	—	454	1,100

Net income (loss)	$(6,868)	$12,586	$21,077

Net income (loss) per common share – Basic	$(0.66)	$0.93	$1.32

Net income (loss) per common share – Diluted	$(0.66)	$0.88	$1.29

Weighted average number of common shares outstanding:
Basic	10,356,415	13,497,841	15,934,796

Diluted	10,356,415	14,235,625	16,378,965

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share information)

	Common Stock		Additional paid in capital	Unamortized stock compensation	Accumulated other comprehensive loss	Accumulated deficit amount	Total
	Shares	Amount
Balance, January 3, 2006	10,065,072	$10	$176,018	$(68)	$—	$(302,171)	$(126,211)
Net loss	—	—	—	—	—	(6,868)	(6,868)
Common stock issued upon exercise of warrants	482,862	1	54	—	—	—	55
Common stock issued upon stock option exercise	48,485	—	139	—	—	—	139
Stock based compensation expense	—	—	654	—	—	—	654
Reclassification upon adoption of SFAS 123R	—	—	(68)	68	—	—	—

Balance, January 2, 2007	10,596,419	$11	$176,797	$—	$—	$(309,039)	$(132,231)
Net income	—	—	—	—	—	12,586	12,586
Common stock issued upon stock option exercise and restricted stock awards	282,392	—	1,017	—	—	—	1,017
Common stock issued in secondary offering	5,000,000	5	89,995	—	—	—	90,000
Costs to issue common stock	—	—	(6,667)	—	—	—	(6,667)
Stock based compensation expense	—	—	1,688	—	—	—	1,688

Balance, January 1, 2008	15,878,811	$16	$262,830	$—	$—	$(296,453)	$(33,607)
Net income	—	—	—	—	—	21,077	21,077
Common stock issued upon stock option exercise	97,526	—	404	—	—	—	404
Restricted stock forfeited	(7,334)	—	—	—	—	—	—
Common stock issued upon stock appreciation right exercise	164	—	—	—	—	—	—
Stock based compensation expense	—	—	945	—	—	—	945
Unrealized loss on derivative securities	—	—	—	—	(2,470)	—	(2,470)

Balance, December 30, 2008	15,969,167	$16	$264,179	$—	$(2,470)	$(275,376)	$(13,651)

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 weeks ended
	January 2, 2007	January 1, 2008	December 30, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(6,868)	$12,586	$21,077
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,949	11,192	14,100
Stock-based compensation expense	654	1,688	945
Loss, net of gains, on disposal of assets	493	601	198
Impairment charges and other related costs	2,268	236	263
Provision for losses on accounts receivable	133	101	157
Amortization of debt issuance and debt discount costs	817	651	487
Write-off of debt issuance costs	3,956	2,071	—
Write-off of debt discount	—	528	—
Paid-in-kind interest	1,591	904	—
Changes in operating assets and liabilities:
Restricted cash	462	1,484	677
Accounts receivable	(1,020)	(1,515)	1,191
Accounts payable and accrued expenses	(5,706)	(2,387)	3,297
Other assets and liabilities	267	(3,254)	703

Net cash provided by operating activities	13,996	24,886	43,095

INVESTING ACTIVITIES:
Purchase of property and equipment	(13,172)	(25,869)	(26,690)
Proceeds from the sale of equipment	209	1,168	17
Acquisition of restaurant assets	—	(375)	(7)

Net cash used in investing activities	(12,963)	(25,076)	(26,680)

FINANCING ACTIVITIES:
Proceeds from secondary common stock offering	—	90,000	—
Costs incurred with offering of our common stock	—	(6,667)	—
Proceeds from line of credit	24	—	—
Repayments of line of credit	(24)	—	—
Repayments of other borrowings	(280)	(280)	(280)
Payments under capital lease obligations	(53)	(53)	(84)
Repayment of notes payable	(160,000)	—	—
Borrowings under First Lien Term Loan	80,000	11,900	—
Repayments under First Lien Term Loan	(1,425)	(925)	(1,675)
Borrowing under Second Lien	65,000	—	—
Repayments under Second Lien Term Loan	—	(65,000)	—
Borrowings under Subordinated Note	24,375	—	—
Repayments under Subordinated Note	—	(25,000)	—
Debt issuance costs	(4,923)	(843)	—
Proceeds upon stock option exercises	194	1,017	404

Net cash provided by (used in) financing activities	2,888	4,149	(1,635)
Net increase in cash and cash equivalents	3,921	3,959	14,780
Cash and cash equivalents, beginning of period	1,556	5,477	9,436

Cash and cash equivalents, end of period	$5,477	$9,436	$24,216

The accompanying notes are an integral part of these consolidated financial statements.

See Note 17 for the supplemental cash flow information.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation. As of December 30, 2008, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), and New World Coffee (“New World”).

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2006, 2007 and 2008 which ended on January 2, 2007, January 1, 2008, and December 30, 2008 respectively, contained 52 weeks.

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

Manufacturing and commissary revenues—Our manufacturing revenues are recorded at the time of shipment to customers. During fiscal year 2005, our manufacturing operations began selling bagels to a wholesaler and a distributor who take possession in the United States and sells outside of the United States. As the product is shipped FOB domestic dock, there are no international risks of loss or foreign exchange currency issues. Approximately $2.2 million, $3.3 million and $4.8 million of sales shipped internationally are included in manufacturing revenues for fiscal years ended 2006, 2007 and 2008, respectively.

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

Gift Cards—Proceeds from the sale of gift cards are recorded as deferred revenue within accrued expenses, and recognized as income when redeemed by the holder. The deferred revenue balance represents the Company’s liability for gift cards that have been sold, but not yet redeemed. There are no expiration dates on the Company’s gift cards, nor do we charge any service fees that decrease customer balances.

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

For the fiscal year ended December 30, 2008, income from gift card breakage was $0.3 million. For the fiscal year ended January 1, 2008, income recognized from gift card breakage was $1.3 million, which relates to unredeemed balances from 2003 through 2006 and resulted from the Company entering into an agreement in December 2007, with an unrelated third party that assumed the unredeemed liability for gift cards that had not yet reached the statutory term for unclaimed property. As a result of the agreement, certain third-party claims on unredeemed gift cards for certain jurisdictions had been removed. There was no income recognized on unredeemed gift card balances during the fiscal year ended January 2, 2007. Our estimate of gift card breakage is based upon reasonable and reliable company-specific historical information that the Company believes is predictive of the future and relates to a large pool of homogenous gift card transactions over a sufficient time frame.

Allowance for doubtful accounts—The majority of our receivables are due from our licensees, franchisees, distributors and trade customers. Credit is extended based on our evaluation of the customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 7-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less when purchased. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Restricted cash consists of funds paid by our franchisees that are earmarked as advertising fund contributions, monies set aside for the lease on our corporate office and restricted cash accounts for the benefit of taxing and other government authorities. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which ranges from 3 to 12 years. Leasehold improvements are amortized using the straight-line method. The depreciable lives for our leasehold improvements are limited to the lesser of the useful life or the non-cancelable lease term. In circumstances where we would incur an economic penalty by not exercising one or more option periods, we include one or more option periods when determining the depreciation period. In either circumstance, our policy requires consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Costs incurred to repair and maintain our facilities and equipment are expensed as incurred.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In the first quarter of 2008, we reviewed the depreciable lives of our assets and determined that the economic useful life for leasehold improvements on new restaurants should be the shorter of 10 years or the life of the lease, which is typically 10 years. We also determined that the economic useful lives of our restaurant upgrades should be the shorter of 5 years or the life of the lease. However, as we approve our restaurants to be upgraded, we simultaneously review the lease, and typically only upgrade those locations that have a renewal option and we are reasonably assured that the lease will be renewed. The effect on both income from operations and net income was a reduction of $0.9 million in depreciation expenses, which increased both basic and diluted earnings per share by $0.05.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted future cash flows, considering location, local competition, current restaurant management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows or the expected proceeds, net of costs to sell, upon sale of the asset.

Some of our manufacturing equipment was located at the plant of our frozen bagel dough supplier. In late 2006, we were notified of their intent, under the terms of the contract, to purchase the equipment and we agreed to sell the equipment to them for $1.1 million. In order to adjust the assets down to their mutually agreed-upon fair value, we recorded an impairment charge of $2.2 million during the quarter ended January 2, 2007. The assets were classified as held for sale on the consolidated balance sheet as of January 2, 2007, and the assets were sold during the first quarter of fiscal year 2007.

During fiscal years ended 2006, 2007 and 2008, we recorded approximately $0.2 million, $0.2 million, and $0.3 million, respectively, in impairment charges and exit costs related to underperforming restaurants.

Leases and Deferred Rent Payable

We lease all of our restaurant properties. Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases (“SFAS No. 13”), as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.

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

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

impaired. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value. Intangible assets not subject to amortization consist primarily of the Einstein Bros. and Manhattan Bagel trademarks.

As of January 2, 2007, January 1, 2008 and December 30, 2008, we performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros. and Manhattan Bagel brands. For the fiscal years ended 2006, 2007, and 2008 there was no indication of impairment in our goodwill and indefinite lived intangible assets.

Insurance Reserves

We are self-insured for certain claims related to medical insurance, general liability and workers’ compensation. We maintain coverage with third party insurers which limit our total exposure from medical and workers’ compensation claims. The self-insurance liability and general liability represent an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established based upon analysis of historical data to ensure that the liability is appropriate. If actual claims differ from our estimates, our financial results could be impacted. The estimated workers’ compensation liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. These estimated liabilities are included in accrued expenses in our consolidated balance sheets.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe most, if not all, of the franchised locations could be subleased to third parties reducing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In the event that trends change in the future, our financial results could be impacted. As of December 30, 2008, we had outstanding guarantees of indebtedness under certain leases of approximately $0.9 million and no liability has been recorded.

Fair Value of Financial Instruments

As of January 1, 2008 and December 30, 2008, our financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The fair value of accounts receivable and accounts payable approximate

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

their carrying value, due to their short-term maturities. As of December 30, 2008, our total debt under the senior secured credit facility was $87.9 million and had a fair value of $69.6 million due to the changing credit markets. The fair value of the Company’s debt was estimated based on the current rates found in the market place for debt with the same remaining maturities.

The Mandatorily Redeemable Series Z Preferred Stock (“Series Z”) is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million, which represents the total required future cash payment. The current fair value of the Series Z, which was determined by using the remaining term of the Series Z and the effective dividend rate from the Certificate of Designation, is estimated to be $49.2 million and $54.7 million at January 1, 2008 and December 30, 2008, respectively.

Concentrations of Risk

We purchase a majority of our frozen bagel dough from a single supplier who utilizes our proprietary processes and on whom we are dependent in the short-term. Additionally, we purchase all of our cream cheese from a single source. Historically, we have not experienced significant difficulties with our suppliers but our reliance on a limited number of suppliers subject us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to develop a strong brand identity and a loyal consumer base.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $4.5 million, $3.3 million, and $2.3 million for the fiscal years ended 2006, 2007 and 2008, respectively, and are included in restaurant costs of sales in the consolidated statements of operations.

Company Operations and Segments

We operate three business segments: company-owned restaurants, manufacturing and commissaries and franchise and license related revenues. Our corporate support unit facilitates all of our company-owned restaurants, the manufacturing facility and commissaries, supports our franchisees and licensees and handles general corporate governance. The company-owned restaurants segment includes our Einstein Bros. and Noah’s brands, which have similar investment criteria and economic and operating characteristics. The manufacturing segment produces and distributes bagel dough and other products to our restaurants, licensees, franchisees and other third parties. Inter-company sales to our company-owned restaurants have been eliminated during consolidation. The franchise and license segment earns royalties and other fees from the use of trademarks and operating systems developed for the Manhattan Bagel, Einstein Bros. and Noah’s brands.

We have considered the disclosure provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Information regarding revenue and costs of sales for each of our business segments has been reported in the consolidated statements of operations for the years ended January 2, 2007, January 1, 2008, and December 30, 2008. Our president and the senior management team manages our business and allocates resources via a combination of restaurant sales reports and gross profit information related to our three sources of revenue, which are presented in their entirety within the consolidated statements of operations. While we do

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

review balance sheet and other asset information on a consolidated basis, we do not review it on a business segment basis as we base our resource allocation decisions on sales and gross profit information. Due to the immateriality of all other financial information in relation to the restaurant segment, including but not limited to assets, capital expenditures, depreciation and amortization and general and administrative expenses, our senior management does not regularly review any additional information for purposes of making decisions about allocating resources and assessing performance for each business segment.

Our manufacturing operations, which includes our bagel dough manufacturing facility and our United States Department of Agriculture inspected commissaries, are ancillary and support our restaurant operations through the production and distribution of bagel dough and other products to our restaurants, licensees, franchisees and other third parties. These operations reduce costs via vertical integration, enable us to control the quality and consistency of ingredients delivered to our restaurants, manage inventory levels and expose our brands to new product channels. Although the primary focus of our manufacturing and commissary operations is to produce and distribute products to our restaurants, our third party revenues have increased over time. The overall results of operations of our manufacturing operations historically have not and currently do not have a material impact on our operating profit. We report the results of our manufacturing segment associated with third party sales separately on our consolidated statements of operations. The product costs associated with internal “sales” to our restaurants are included in restaurant costs.

Our franchise and license operations complement our restaurant operations by expanding the awareness of our brands. We report royalties and other fees earned from the use of trademarks and operating systems developed for the Manhattan Bagel, Einstein Bros. and Noah’s brands separately on our consolidated statements of operations. The overall results of operations of our franchise and license operations historically have not and currently do not have a material impact on our operating profit.

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, Earnings per Share, we compute basic net income (loss) per common share by dividing the net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and warrants. Potential common stock equivalents are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the weighted-average number of common shares outstanding, as well as sets forth the computation of basic and diluted net income (loss) per common share for the periods:

	52 weeks ended
	January 2, 2007	January 1, 2008	December 30, 2008
	(in thousands, except earnings per share and related share information)
Net income (loss) (a)	$(6,868)	$12,586	$21,077

Basic weighted average shares outstanding (b)	10,356,415	13,497,841	15,934,796
Dilutive effect of stock options and SARs	—	737,784	444,169

Diluted weighted average shares outstanding (c)	10,356,415	14,235,625	16,378,965

Basic earnings (loss) per share (a)/(b)	$(0.66)	$0.93	$1.32

Diluted earnings (loss) per share (a)/(c)	$(0.66)	$0.88	$1.29

Antidilutive stock options, SARs and warrants	993,707	293,898	262,414

Stock-Based Compensation

Our stock-based compensation cost for the years ended January 2, 2007, January 1, 2008, and December 30, 2008 was $0.7 million, $1.7 million and $0.9 million, respectively, and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets. Included in the cost for the year ended January 1, 2008 was approximately $0.7 million of expense from the options granted related to the secondary public offering as further described in Note 13.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	January 2, 2007	January 1, 2008	December 30, 2008
Expected life of options and SARs from date of grant	4.0 years	4.0 years	3.25 - 6.0 years
Risk-free interest rate	4.35 - 4.84%	3.31 - 5.02%	1.30 - 2.92%
Volatility	100.0%	29.0% - 97.0%	31.0% - 38.0%
Assumed dividend yield	0.0%	0.0%	0.0%

The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Prior to the secondary offering that was completed in June of 2007, our implied volatility was based on the mean reverting average of our stock’s historical volatility. Our implied volatility is now based on the mean reverting average of our stock’s historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new debt facility. We have not historically paid any dividends and are precluded from doing so under our debt covenants.

As of December 30, 2008, we have approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under our option plans, which we expect to recognize over a weighted-average

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

period of 2.2 years. Total compensation costs related to the options outstanding as of December 30, 2008 will be fully recognized by the fourth quarter of fiscal 2011, which represents the end of the requisite service period.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and the related hedged item affect an entity’s results of operations, financial performance, and cash flows. This statement is effective for us on December 31, 2008. Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of SFAS No. 161 will not have any effect on its earnings or financial position.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. We are currently evaluating the impact that FSP 142-3 will have on its financial statements and disclosures.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of:

	January 1, 2008	December 30, 2008
	(in thousands of dollars)
Trade receivables	$3,838	$4,499
Franchisee and licensee receivables	2,584	904
Tenant improvement allowance receivable (a)	565	881
Other	1,426	391

Total accounts receivable	8,413	6,675
Less allowance for doubtful accounts	606	216

Accounts receivable, net	$7,807	$6,459

(a)	Tenant improvement allowance receivables are payments to be received from lessors related to new leases that we have signed. Pursuant to SFAS No. 13, we record these as deferred rent and amortize them over the life of the lease.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. INVENTORIES

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following as of:

	January 1, 2008	December 30, 2008
	(in thousands of dollars)
Finished goods	$4,056	$4,067
Raw materials	1,257	1,223

Total inventories	$5,313	$5,290

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of:

	January 1, 2008	December 30, 2008
	(in thousands of dollars)
Prepaid rent	$2,886	$3,153
Prepaid other	880	1,022
Other current assets	1,515	599

Total prepaid expenses and other current assets	$5,281	$4,774

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of:

	January 1, 2008	December 30, 2008
	(in thousands of dollars)
Leasehold improvements	$76,139	$90,723
Store and manufacturing equipment	68,714	77,045
Furniture and fixtures	1,527	1,493
Office and computer equipment	14,686	16,523
Vehicles	37	41

Property, plant and equipment	161,103	185,825
Less accumulated depreciation	113,389	126,078

Property, plant and equipment, net	$47,714	$59,747

Included in our operating expenses is depreciation expense, which was $13.0 million, $11.2 million and $14.1 million for the fiscal years ended 2006, 2007 and 2008, respectively. There is no depreciation expense included in our cost of sales.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. GOODWILL, TRADEMARKS AND OTHER INTANGIBLES

Goodwill, trademarks and other intangibles consist of the following as of:

	January 1,	December 30,
	2008	2008
	(in thousands of dollars)
Amortizing intangibles:	39,126	39,126
Less accumulated amortization:	39,126	39,126

Total amortizing intangibles, net	$—	$—

Non-amortizing intangibles:
Trademarks	63,831	63,831

Total trademarks and other intangibles, net	$63,831	$63,831

Intangible amortization expense totaled approximately $3.9 million for the fiscal year ended 2006. As of January 2, 2007, all amortizing intangibles had been fully amortized.

On January 1, 2008, we acquired the assets of a Manhattan Bagel restaurant from one of our franchisees for $382,000. We recorded the assets at their fair value of $251,000, goodwill of $106,000 and a non-amortizing intangible asset of $25,000 for the value of the Manhattan Bagel trademark, pursuant to EITF 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of:

	January 1,	December 30,
	2008	2008
	(in thousands of dollars)
Payroll and related expense	$8,934	$9,913
Sales, use and property tax expense	2,920	2,720
Unvouchered receipts for purchases of property, plant and equipment	2,146	2,031
California wage and hour settlements	—	1,900
Accrued expenses	2,334	1,623
Accrued senior management transition costs	—	1,297
Deferred gift card revenue	1,643	1,415
Other current liabilities	1,302	1,511

Total accrued expenses and other current liabilities	$19,279	$22,410

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. SENIOR NOTES AND OTHER LONG-TERM DEBT

Senior notes and other long-term debt consist of the following as of:

	January 1, 2008	December 30, 2008
	(in thousands of dollars)
$90 Million Amended First Lien Term Loan	$89,550	$87,875
New Jersey Economic Development Authority Note Payable	280	—

Total senior notes and other debt, net of discount	$89,830	$87,875
Less short-term debt and current portion of long-term debt	955	8,088

Senior notes and other long-term debt, net of discount	$88,875	$79,787

June 2007 Debt Redemption and Amended First Lien Term Loan

On June 13, 2007, we completed a $90 million secondary public offering of 5 million shares of our common stock. After stock issuance costs of $6.7 million related to the offering, we received net proceeds of $83.3 million. The net proceeds were used to repay our $65.0 million Second Lien Term Loan, repay a portion of our $25 million Subordinated Note held by Greenlight Capital, L.L.C. (“Greenlight”) and to pay for the offering costs. Additionally, on June 28, 2007, we repaid the remaining portion of the $25 million subordinated note held by Greenlight by using a portion of the incremental debt proceeds under our amended debt facility.

Our debt is composed of a modified term loan with a principal amount of $90 million and a $20 million revolving credit facility. We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Both the revolving credit facility and the term loan facility have a five-year term and are secured by substantially all of our assets and guaranteed by our subsidiaries. Borrowings under this senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of December 30, 2008, the weighted-average interest rate under the $90 million First Lien Term Loan (“First Lien Term Loan”) was 2.65%. The revolving facility and the First Lien Term Loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. As of January 1, 2008 and December 30, 2008 we were in compliance with all our financial and operating covenants.

Letters of credit reduce our availability under our revolving facility. As of December 30, 2008, we had $7.0 million in letters of credit outstanding under this facility. The letters of credit expire on various dates during 2009, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolving facility was $13.0 million as of December 30, 2008.

The term loan requires mandatory prepayments of:

•	50% of excess cash flow (as defined in the senior secured credit facility) subject to the ability to retain at least $5 million in cash and cash equivalents;

•	100% of net cash proceeds of asset sales by us above a threshold and subject to the ability to reinvest under certain circumstances;

•	100% of net cash proceeds of any debt issued by us, subject to certain exceptions; and

•	50% of the net cash proceeds of any equity issued by us, subject to certain exceptions.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Our mandatorily redeemable Series Z Preferred Stock has been reclassified to a current liability as the redemption date is now within one year. As part of the amended First Lien Term Loan in June 2007, we obtained a commitment for an incremental term loan in the aggregate amount of up to $57.0 million to be used by us, if needed, solely for the purpose of redeeming the mandatorily redeemable Series Z Preferred Stock due on June 30, 2009. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of such incremental term loan.

Debt issuance costs were capitalized as part of the First Lien Term Loan and Amended First Lien Term Loan and are being amortized over a period of 5 years. For the revolving facility, the capitalized debt issuance costs are being amortized on a straight-line basis while the capitalized debt issuance costs for the First Lien Term Loan are being amortized on the effective interest rate method. In the event that the debt is retired prior to the maturity date, debt issuance costs will be expensed in the period that the debt is retired.

As of January 1, 2008 and December 30, 2008, debt issuance costs, net of amortization of approximately $2.6 million and $2.1 million, respectively, have been capitalized in other assets for the Amended $90 Million First Lien Term Loan and the revolving facility. The amortization of debt issuance costs is included in interest expense in the consolidated statements of operations. Amortization expense of approximately $0.8 million, $0.6 million and $0.5 million was recorded for the fiscal years ended 2006, 2007, and 2008, respectively.

In 2009, we will make a $7.2 million prepayment related to the excess cash flow provision in our debt agreement. For all subsequent years we have included the minimum contractual amounts as these future pre-payments cannot be estimated. Our loan obligations for the five years following December 30, 2008 are as follows:

Fiscal year (in thousands of dollars):
2009	$8,088
2010	$900
2011	$1,125
2012	$77,762
Thereafter	—

$87,875

Through fiscal year 2011, payments of $225,000 are due on calendar quarter ends. However, due to the difference between our fiscal quarter ends and calendar quarter ends, there were only three payments in fiscal year ending December 30, 2008, and there are five payments scheduled for fiscal year ending 2011.

New Jersey Economic Development Authority Note Payable

In December 1998, Manhattan Bagel Company, Inc. entered into a note payable in the principal amount of $2.8 million with the New Jersey Economic Development Authority (“NJEDA”) at an interest rate of 9% per annum. Principal is paid annually and interest is paid quarterly. The note matured on December 1, 2008 and was fully paid.

10. INTEREST RATE SWAP AND OTHER COMPREHENSIVE INCOME

On May 7, 2008, we entered into an interest rate swap agreement relating to our First Lien Term Loan for the next two years, effective August 2008. We are required to make payments based on a fixed interest rate of 3.52%

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

calculated on an initial notional amount of $60 million. In exchange we receive interest on $60 million of notional amount at a variable rate. The variable rate interest we receive is based on the one-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap is to fix the interest rate on $60 million of our First Lien Term Loan at 3.52% plus an applicable margin. As of December 30, 2008 the weighted-average interest rate under the First Lien Term Loan including this swap was 4.74%.

The interest rate swap agreement qualifies as a cash flow hedge, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the interest rate swap agreement, which will be adjusted regularly, will be recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to accumulated other comprehensive loss within stockholders’ deficit.

There was no impact for adoption of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to the consolidated financial statements as of December 30, 2008. SFAS No. 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The interest rate swap discussed above falls into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swap as of December 30, 2008 was a liability of $2.5 million, which is recorded in other liabilities on the consolidated balance sheet. As of December 30, 2008, the unrealized loss associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following as of:

52 weeks ended December 30, 2008
(in thousands)
Net income	$21,077
Unrealized loss on cash flow hedge	(2,470)

Total comprehensive income	$18,607

We will reclassify any gain or loss from accumulated other comprehensive loss, net of tax, on the consolidated balance sheet to other expense/income on the consolidated statements of operations when the interest rate swap expires or at the time the we choose to terminate the swap.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. OTHER LIABILITIES

Other long-term liabilities consist of the following as of:

	January 1, 2008	December 30, 2008
	(In thousands of dollars)
Vendor contractual agreements (a)	$6,881	$6,659
Deferred rent	3,960	4,944
Unrealized loss—interest rate swap	—	2,470

Other liabilities	$10,841	$14,073

(a)	A strategic supplier of ours provided advance funding in the amount of $10.0 million to us in 1996 as part of a contract to continue buying products from the supplier. The contract terminates upon fulfillment of contractual purchase volumes. We account for this contract by recognizing a reduction of cost of goods sold based on the volume of purchases of the vendor’s product.

12. MANDATORILY REDEEMABLE SERIES Z PREFERRED STOCK

In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, the Halpern Denny Fund III, L.P. (“Halpern Denny”) interest in our Mandatorily Redeemable Series F Preferred Stock (“Series F”) was converted into 57,000 shares of Series Z Mandatorily Redeemable Preferred Stock (“Series Z”). The major provisions of our Series Z are as follows:

•	2,000,000 shares authorized;

•	par value of $0.001 per share;

•	mandatory redemption upon the earlier of (i) a merger or change of control or (ii) June 30, 2009;

•	shares are non-voting (except for certain limited voting rights with respect to specified events);

•	liquidation value is $1,000 per share;
•

an annual dividend rate equal to 250 basis points higher than the highest rate paid on our funded indebtedness is payable if the shares are not redeemed by the redemption date. The dividend is accrued prospectively based on the outstanding balance;

•	shares may be redeemed in whole or in part at an earlier date at our discretion; and
•	unpaid dividends accrue and must be paid as additional redemption price at the time the shares are redeemed.

The exchange of the Halpern Denny interest for Series Z resulted in a reduction of our effective dividend rate relative to that required by the Series F, and, as a result of this and other factors, we accounted for this transaction as a troubled debt restructuring. Since a portion of this exchange included the receipt of our common stock and warrants previously held by Halpern Denny, we did not recognize a gain from troubled debt restructuring. The Series Z is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million, which represents the total cash payable upon redemption on June 30, 2009.

In accordance with the mandatory redemption provisions of the Series Z Preferred Stock, we currently plan on redeeming a substantial portion of the Series Z Preferred Stock with our unrestricted cash on June 30, 2009. Under the terms of the Series Z Preferred Stock, we would be required to pay additional redemption price in the

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

future to redeem any shares not redeemed on June 30, 2009. The additional redemption price would accrue at a rate that is 250 basis points higher than our highest rate paid on our funded debt.

13. STOCKHOLDERS’ DEFICIT

Common Stock

We are authorized to issue up to 25 million shares of common stock, par value $0.001 per share. As of January 1, 2008 and December 30, 2008, there were 15,878,811 and 15,969,167 shares outstanding, respectively.

On June 13, 2007, we completed a secondary public offering of 5 million shares of common stock resulting in gross proceeds of $90 million. After stock issuance costs of $6.7 million related to the offering, we received net proceeds of $83.3 million. Our common stock is now listed on the NASDAQ Global Market under the symbol “BAGL”. We used the net proceeds from the offering to pay down our existing indebtedness.

Series A Junior Participating Preferred Stock

In June 1999, our Board of Directors (“BOD”) authorized the issuance of a Series A junior participating preferred stock in the amount of 700,000 shares. This authorization was made in accordance with the Stockholder Protection Rights Plan discussed below. There are currently no issued shares.

Stockholder Protection Rights Plan

We maintain a Stockholder Protection Rights Plan (the “Plan”). Upon implementation of the Plan in June 1999, our BOD declared a dividend distribution of one right on each outstanding share of common stock, as well as on each share later issued. Each right will allow stockholders to buy one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $10.00. The rights become exercisable if an individual or group acquires 15% or more of common stock, or if an individual or group announces a tender offer for 15% or more of common stock. The BOD can redeem the rights at $0.001 per right at any time before any person acquires 15% or more of the outstanding common stock. In the event an individual (the “Acquiring Person”) acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at the right’s exercise price, one one-hundredth of a share of Series A junior participating preferred stock, which is convertible into common stock at one-half of the then value of the common stock, or to purchase such common stock directly if there are a sufficient number of shares of common stock authorized. Our BOD has the ability to exclude any Acquiring Person from the provision of the Plan, resulting in such Acquiring Person’s purchase of our common stock not triggering the Plan. Rights held by the Acquiring Person are void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the right’s exercise price.

14. STOCK OPTION AND WARRANT PLANS

1994 and 1995 Plans

Our 1994 Stock Plan (the “1994 Plan”) provided for the granting to employees of incentive stock options and for the granting to employees and consultants of non-statutory stock options and stock purchase rights. On November 21, 2003, the BOD terminated the authority to issue any additional options under the 1994 Plan. As of January 1, 2008, all options under the 1994 Plan had expired.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Our 1995 Directors’ Stock Option Plan (the “Directors’ Option Plan”) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our BOD terminated the authority to issue any additional options under the Directors’ Option Plan. As of December 30, 2008, options to purchase 996 shares of common stock at a weighted-average exercise price of $10.23 per share and a weighted-average remaining contractual life of 4.74 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our BOD adopted the Executive Employee Incentive Plan, as amended on December 19, 2003, March 1, 2005, February 28, 2007 and April 24, 2007 (the “2003 Plan”). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The BOD has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 2,000,000 shares reserved for issuance pursuant to options granted under the 2003 Plan. Options generally are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year service period. Generally, 50% of options granted vest upon service. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and financial performance. Options that do not vest due to the failure to achieve specific financial performance criteria are canceled. As of December 30, 2008, options to purchase approximately 161,413 shares of our common stock, which are not yet exercisable, are subject to future financial performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. For fiscal years 2007 and 2008, 106,738 and 73,967 shares, respectively, were canceled as we did not meet certain financial goals and the related compensation expense that had been recorded during the year was reversed. As of December 30, 2008, there were 619,979 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our BOD adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, as amended on March 1, 2005 and February 28, 2007 (the “2004 Directors’ Plan”). Our BOD may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holder’s consent. A total of 300,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for five years from the date of grant unless earlier terminated. As of December 30, 2008, there were 73,836 shares reserved for future issuance under the 2004 Directors’ Plan.

Stock Appreciation Rights Plan

On February 17, 2007, our BOD adopted the Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provides for granting stock appreciation rights to employees. Unless terminated sooner, the SAR Plan will terminate automatically on March 31, 2012. The BOD has the authority to amend, modify or terminate the SAR Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel, provided that, with limited exception, no modification will adversely affect outstanding rights. There are 150,000 shares issuable pursuant to stock appreciation rights under the SAR Plan.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant and will be paid in stock when they are exercised by the employee. The rights expire upon the earlier of termination date of the SAR Plan or termination of employment, and typically vest over a two-year service period, and have a contractual life of five years. Generally, 50% of rights granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of rights granted vest based on financial performance. As of December 30, 2008, rights to approximately 2,487 shares of our common stock, which are not yet exercisable, are subject to financial performance conditions. We will recognize compensation costs for performance based stock appreciation rights over the requisite service period when conditions for achievement become probable. For fiscal year 2007 and 2008, 26,487 and 21,841 shares, respectively, were canceled as we did not meet certain financial goals and the related compensation expense that had been recorded during the year was reversed. Rights that do not vest are forfeited and are entered back into the pool of shares to be distributed. As of December 30, 2008, there were 103,235 shares reserved for future issuance under the SAR Plan.

James W. Hood Stock Award Agreement

On May 3, 2007, our BOD adopted the James W. Hood Stock Award Agreement (the “Stock Award Plan”). The Stock Award Plan provided for the issuance of 22,000 shares of our common stock to Mr. Hood as inducement for accepting employment with us as our Chief Marketing Officer. The common stock award included 7,333 shares that have no restrictions, 7,333 shares that became unrestricted on the first anniversary and 7,334 shares that would become unrestricted on the second anniversary of the date of grant, provided that Mr. Hood was continuously employed by us on those dates.

On November 25, 2008, Mr. Hood was no longer employed by the Company and the remaining 7,334 shares of restricted stock were forfeited. We recognized compensation costs for these awards using a graded vesting attribution method over the requisite service period. Included in our total stock-based compensation expense for fiscal years ended 2007 and 2008, was $271,000 and $0, respectively, related to this agreement.

Stock Option Activity

Transactions for the 1994 Plan, Directors’ Option Plan, the 2003 Plan, the 2004 Directors’ Plan and the Stock Award Plan during fiscal years ended 2006, 2007 and 2008 were as follows:

	Number of Options			Weighted-Average Exercise Price
	2006	2007	2008	2006	2007	2008
Outstanding, beginning of year	997,152	993,707	1,108,361	$3.31	$3.79	$8.06
Granted	202,500	554,314	391,738	5.24	13.24	10.55
Exercised	(48,485)	(260,392)	(97,526)	2.88	3.91	4.14
Forfeited	(157,460)	(179,268)	(201,131)	2.98	6.48	14.92

Outstanding, ending of year	993,707	1,108,361	1,201,442	$3.79	$8.06	$8.04

Exercisable and vested, end of year	623,662	637,993	730,033	$3.69	$4.57	$6.37

The aggregate intrinsic value of options exercised during 2006, 2007 and 2008 was $0.3 million, $3.4 million and $0.8 million, respectively.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested shares, January 1, 2008	470,368	$4.80
Granted	391,738	3.86
Vested	(197,521)	4.36
Forfeited	(193,176)	5.15

Non-vested shares, December 30, 2008	471,409	$4.06

The weighted-average fair value of options granted during the years ended January 2, 2007 and January 1, 2008 was $3.72 and $5.39, respectively.

As of January 1, 2008, the weighted-average remaining life of total outstanding options, and exercisable and vested options was 7.19 years and 6.08 years, respectively, and the aggregate intrinsic value of outstanding options, and exercisable and vested options was $11.2 million and $8.7 million, respectively.

As of December 30, 2008, the weighted-average remaining life of total outstanding options, and exercisable and vested options was 5.84 years and 3.67 years, respectively, and the aggregate intrinsic value of outstanding options, and exercisable and vested options was $0.9 million and $0.8 million, respectively.

The following table summarizes information about stock options outstanding at December 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Wt.Avg. Exercise Price	Wt.Avg. Remaining Life (Years)	Number of Options	Wt.Avg. Exercise Price
$0.00 - $2.00	20,000	$2.00	1.01	20,000	$2.00
$2.01 - $4.00	401,133	3.52	2.95	401,133	3.52
$4.01 - $8.00	391,327	6.27	7.06	208,268	6.85
$8.01 - $15.00	147,829	10.96	9.54	1,829	10.81
$15.01 - $20.00	241,153	17.13	6.82	98,803	17.69

	1,201,442	$8.04	5.84	730,033	$6.37

Stock Appreciation Rights Plan Activity

Transactions for fiscal years ended 2007 and 2008 were as follows:

			Weighted-average
	Number of SARs		Exercise price
	2007	2008	2007	2008
Outstanding, beginning of year	—	76,913	$—	$11.69
Granted	117,300	7,452	11.30	12.51
Exercised	—	(388)	—	8.00
Forfeited	(40,387)	(37,600)	10.54	11.65

Outstanding, ending of year	76,913	46,377	$11.69	$11.89

Exercisable and vested, end of year	—	19,563	$—	$11.52

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value of SARs exercised during 2008 was $2,000.

	Number of SARs	Weighted- Average Grant Date Fair Value
Non-vested shares, January 1, 2008	76,913	$5.58
Granted	7,452	3.22
Vested	(24,212)	5.55
Forfeited	(33,339)	5.46

Non-vested shares, December 30, 2008	26,814	$5.10

The weighted-average fair value of SARs granted during the year ended January 1, 2008 and December 30, 2008 was $5.57 and $3.22, respectively.

As of January 1, 2008, the weighted-average remaining life of total outstanding SARs was 4.26 years, and the aggregate intrinsic value of outstanding SARs was $0.5 million. There were no SARs exercisable and vested as of January 1, 2008.

As of December 30, 2008, the weighted-average remaining life of total outstanding SARs, and exercisable and vested SARs was 3.41 years and 3.25 years, respectively, and the aggregate intrinsic value for both the outstanding SARs, and exercisable and vested SARs was $0.

The following table summarizes information about stock SARs outstanding at December 30, 2008:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number of SARs	Wt. Avg. Exercise Price	Wt. Avg. Remaining Life (Years)	Number of SARs	Wt. Avg. Exercise Price
$0.00 - $10.00	27,512	$7.94	3.32	12,962	$8.00
$10.01 - $20.00	17,590	17.21	3.52	6,601	18.44
$20.01 - $30.00	1,275	23.70	3.85	—	—

	46,377	$11.89	3.41	19,563	$11.52

Warrants

As of December 30, 2008, we had no warrants outstanding and exercisable to purchase shares of our common stock. Previously, warrants were issued in connection with private financing transactions and certain other services that occurred between 2000 and 2003. Transactions during fiscal year 2006 were as follows:

2006
Outstanding at beginning of year	739,961
Issued	—
Exercised	(482,862)
Converted	—
Forfeited	(257,099)

Outstanding and exercisable at end of year	—

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2006, we received total consideration of $55,000 and issued 53,217 shares of our common stock in connection with the exercises of certain warrants previously granted to a number of investors, including Greenlight. Additionally, we issued 429,645 shares of our common stock to Greenlight upon Greenlight’s cashless exercises of certain warrants. Greenlight surrendered 56,953 shares of common stock in connection with such cashless exercises.

15. SAVINGS PLAN

We sponsor a qualified defined contribution retirement plan covering eligible employees of Einstein Noah Restaurant Group (the “401(k) Plan”). Employees, excluding officers, are eligible to participate in the 401(k) Plan if they meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We did not accrue a discretionary match for fiscal years ended 2007 or 2008. Our contribution to the plan was $0.2 million for the fiscal year ended 2006. Employer contributions vest at the rate of 100% after three years of service.

We established the Einstein Noah Restaurant Group, Inc. Nonqualified Deferred Compensation Plan (the “DC Plan”) in June of 2007 for key employees, generally officers of the Company. The DC Plan allows an eligible employee to defer up to 80% of the participant’s base salary and bonus. In lieu of payments of the deferred amounts to the participant, the payments are to be invested with The Charles Schwab Trust Company under investment criteria directed by the participant.

16. INCOME TAXES

Utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2008. We have recorded a provision for income taxes related to our estimate of income taxes due on taxable earnings for 2007 and 2008 of $0.5 million and $1.1 million, respectively.

In accordance with SFAS 109, Accounting for Income Taxes (“SFAS No. 109”), we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Although we achieved $12.6 million and $21.1 million of net income for 2007 and 2008, respectively, we will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assets, including:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible;

•	Accumulation of income (loss) before taxes utilizing a look-back period of three years;

•	Events within the restaurant industry;

•	The cyclical nature of our business;

•	The health of the economy;

•	Our future forecasts of taxable income; and

•	Historical trending.

After consideration of this qualitative and quantitative data, we concluded not to reduce our valuation allowance in the fourth quarter of 2008 because of the current macroeconomic climate and the uncertainty around credit markets and consumer behavior. Our deferred tax assets remain fully reserved by a valuation allowance.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 30, 2008, NOL carryforwards of $135.4 million were available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitations. Our NOL’s are one of our deferred income tax assets. As a result of prior ownership changes, approximately $29.8 million of our NOL carryforwards are subject to an annual usage limitation of $2.5 million. The occurrence of an additional ownership change would limit our ability to utilize the approximately $105.6 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of December 30, 2008, our net operating loss carryforwards for U.S. federal income tax purposes were $135.4 million and were subject to the following expiration schedule (in thousands of dollars):

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands of dollars)
December 31, 2012	$6,088
December 31, 2018	5,774
December 31, 2019	6,862
December 31, 2020	10,424
December 31, 2021	5,876
December 31, 2022	35,668
December 31, 2023	42,362
December 31, 2024	12,023
December 31, 2025	5,413
December 31, 2026	4,900

$135,390

Our ability to utilize our net operating losses could be limited or further limited if we have undergone an “ownership change” as defined by Section 382 of the Internal Revenue Code. We filed a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. If our request is accepted, we believe that our NOLs will be available for utilization. In the event that our request is not accepted, approximately $40.5 million of additional NOLs will be at risk to be disallowed prior to utilization.

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

The provision for income taxes consists of the following:

	2006	2007	2008
	(in thousands)
Current
Federal	$—	$232	$359
State	—	222	741

Total current income tax benefit	—	454	1,100

Deferred
Federal	(2,329)	4,957	8,239
State	(216)	1,132	870

Total deferred income tax benefit	(2,545)	6,089	9,199

Change in valuation allowance	2,545	(6,089)	(9,199)

Total income tax provision	$—	$454	$1,100

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the reported provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes is as follows:

	2006	2007	2008
	(in thousands)
Expected tax provision (benefit) at 35%	$(2,403)	$4,565	$7,762
State tax provision (benefit), net of federal provision (benefit)	(216)	1,157	1,381
Interest rate swap	—	—	(865)
Other, net	74	421	824
Deferred taxes related to change in tax accounting method	—	2,421	—
Expired tax carryforwards	—	1,132	—
Effect of change in tax rate	—	(3,153)	1,197
Change in valuation allowance	2,545	(6,089)	(9,199)

Total provision for taxes	$—	$454	$1,100

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of January 2, 2007, January 1, 2008 and December 30, 2008 are as follows:

	2006	2007	2008
	(in thousands)
Deferred tax assets
Operating loss carryforwards	$59,990	$59,228	$52,937
Interest rate swap	—	—	966
California wage and hour settlements	—	—	743
Senior management transition costs	—	—	326
Capital loss carryforwards	1,237	—	—
Accrued expenses	1,999	493	(911)
§481(a) tax accounting method change	—	(1,733)	(1,028)
Allowances for doubtful accounts	193	241	84
Deferred rent	4	272	809
Other assets	—	(209)	(52)
Property, plant and equipment	17,727	16,517	11,449
Alternative minimum tax	—	252	539

Total gross deferred tax asset	81,150	75,061	65,862
Less valuation allowance	(81,150)	(75,061)	(65,862)

Total deferred tax asset	$—	$—	$—

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL CASH FLOW INFORMATION

	52 weeks ended
	January 2,	January 1,	December 30,
	2007	2008	2008
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
$160 Million Notes	$3,293	$—	$—
Term Loans	10,855	11,111	5,477
$25 Million Subordinated Note	1,412	825	—
Other	575	319	226
Prepayment penalty upon redemption of debt	$4,800	$240	$—
Income taxes	$184	$274	$1,092
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$205	$24	$36
Non-cash addition of leasehold improvements provided by lessor	$—	$1,672	$—
Change in accrued expenses for purchases of property and equipment	$2,955	$(2,125)	$(115)

18. RELATED PARTY TRANSACTIONS

E. Nelson Heumann is the chairman of our BOD and is a current employee of Greenlight. Greenlight and its affiliates beneficially own approximately 67 percent of our common stock on a fully diluted basis. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to elect all of our BOD, and among other things, to determine whether a change in control of our company occurs.

We entered into the Subordinated Note with Greenlight in February 2006 and paid it in full during the second quarter of 2007. The Subordinated Note had a maturity date of February 28, 2013, carried a fixed interest rate of 13.75% per annum, required a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. Total interest expense related to the Subordinated Note with Greenlight was $3.0 million for the year ended January 2, 2007, and $1.7 million for the year ended January 1, 2008. The Note was repaid from the proceeds of our secondary offering and amended debt facility in June 2007 as further described in Note 13.

During 2006, we issued 429,645 shares of our common stock to Greenlight in connection with cashless exercises of certain warrants previously granted by us. Greenlight surrendered 56,953 shares of common stock to us in connection with such cashless exercises. We issued these warrants in private financing transactions that occurred between 2000 and 2003.

19. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Line of Credit

As of December 30, 2008, we had $7.2 million in letters of credit outstanding. The letters of credit expire on various dates during 2009 and 2010, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.0 million reduces our availability under our revolving facility. Our availability under the revolving facility was $13.0 million at December 30, 2008.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Capital Leases

We lease certain equipment under capital leases. Included in property, plant and equipment are the asset values of $262,000 and $265,000 and the related accumulated amortization of $139,000 and $194,000 as of January 1, 2008 and December 30, 2008, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Operating Leases

We lease office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through the fiscal year ended 2019. Our restaurant leases have renewal clauses of 1 to 20 years at our option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal years ended 2006, 2007 and 2008 was approximately $27.6 million, $27.5 million and $29.3 million, respectively. Contingent rent included in rent expense for fiscal years ended 2006, 2007 and 2008 was approximately $130,000, $148,000 and $140,000, respectively. We sublease out a portion of our restaurant space on leases where we did not need the entire space for our operations. Our sublease income was $0.5 million for each of the fiscal years ended 2006, 2007 and 2008, respectively.

Future Minimum Lease Payments

As of December 30, 2008, future minimum lease payments under capital and operating leases were as follows (in thousands of dollars):

Fiscal year:	Capital Leases	Operating Leases
	(in thousands of dollars)
2009	67	29,268
2010	28	26,141
2011	14	20,792
2012	—	12,634
2013	—	6,957
2014 and thereafter	—	19,566

Total minimum lease payments	109	$115,358

Less imputed interest (average rate of 12.0%)	10

Present value of minimum lease payments	99
Less current portion of obligations under capital leases	61

Obligations under capital leases, long-term	$38

In addition, the total of minimum sublease rentals to be received in the future under non-cancelable subleases as of December 30, 2008 was $1.1 million.

Purchase Commitments

We have obligations with certain of our major suppliers of raw materials (primarily frozen bagel dough) for minimum purchases both in terms of quantity and pricing on an annual basis. Furthermore, from time to time, we will commit to the purchase price of certain commodities that are related to the ingredients used for the production of our bagels. On a periodic basis, we review the relationship of these purchase commitments to

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

our business plan, general market trends and our assumptions in our operating plans. If these commitments are deemed to be in excess of the market, we will expense the excess purchase commitment to cost of sales in the period in which the shortfall is determined. The total of our future purchase obligations as of December 30, 2008 was approximately $28.0 million.

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

On September 18, 2007, Eric Mathistad, a former store manager, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego. The plaintiff alleged that we failed to pay overtime wages to “salaried restaurant employees” of our California stores who were misclassified as exempt employees, and that these employees were deprived of mandated meal periods and rest breaks. On November 14, 2007, Bernadette Mejia, another former store manager, filed a similar case and these cases were subsequently consolidated. On August 27, 2008, we settled this litigation with the plaintiffs.

On February 8, 2008, Gloria Weber and Hakan Mikado, non-exempt employees, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego. The plaintiff alleged that we failed to pay minimum wages, failed to pay overtime and failed to provide rest periods and meal breaks, among other charges. On August 27, 2008, we settled this litigation with the plaintiffs.

These settlements provide for payment of up to an aggregate of $2.5 million by the Company. Each settlement is subject to final court approvals and other conditions. There can be no assurance that the court will approve the settlements or that these other conditions will be satisfied. The final hearings are scheduled for March 20, 2009.

We recorded a liability in accrued expenses and a charge in operating expenses during the third quarter of 2008 pursuant to SFAS No. 5, Accounting for Contingencies, in the amount of $1.9 million to satisfy these settlements. This charge represents our current estimate of the aggregate amount that is probable to be paid pursuant to these settlements, but there can be no assurance that amounts actually paid will not be more or less than the amount recorded by the Company.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. SEGMENTS

Financial results for fiscal years 2006, 2007 and 2008 are as follows:

Fiscal 2006:	Segments
	Company- owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$363,699				$363,699
Manufacturing and commissary revenues		$21,076			21,076
Franchise and license related revenues			$5,187		5,187

Total revenues	363,699	21,076	5,187		389,962
Cost of sales:
Company-owned restaurant costs	290,176				290,176
Manufacturing and commissary costs		21,154			21,154
Franchise and license related costs			—		—

Total cost of sales	290,176	21,154	—		311,330

Gross profit	73,523	(78)	5,187		78,632
Operating expenses				$57,194	57,194
Other expenses				28,306	28,306

Net income (loss)	$73,523	$(78)	$5,187	$(85,500)	$(6,868)

Fiscal 2007:	Segments
	Company- owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$372,997				$372,997
Manufacturing and commissary revenues		$24,204			24,204
Franchise and license related revenues			$5,701		5,701

Total revenues	372,997	24,204	5,701		402,902
Cost of sales:
Company-owned restaurant costs	297,180				297,180
Manufacturing and commissary costs		24,792			24,792
Franchise and license related costs			—		—

Total cost of sales	297,180	24,792	—		321,972

Gross profit	75,817	(588)	5,701		80,930
Operating expenses				$52,664	52,664
Other expenses				15,226	15,226
Provision for income taxes				454	454

Net income (loss)	$75,817	$(588)	$5,701	$(68,344)	$12,586

Fiscal 2008:	Segments
	Company- owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$376,664				$376,664
Manufacturing and commissary revenues		$30,369			30,369
Franchise and license related revenues			$6,417		6,417

Total revenues	376,664	30,369	6,417		413,450
Cost of sales:
Company-owned restaurant costs	303,116				303,116
Manufacturing and commissary costs		28,566			28,566
Franchise and license related costs			—		—

Total cost of sales	303,116	28,566	—		331,682

Gross profit	73,548	1,803	6,417		81,768
Operating expenses				$54,152	54,152
Other expenses				5,439	5,439
Provision for income taxes				1,100	1,100

Net income (loss)	$73,548	$1,803	$6,417	$(60,691)	$21,077

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal years ended 2006, 2007 and 2008:

	Fiscal year 2006:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands of dollars, except per share amounts)
Revenue	$97,076	$97,956	$95,752	$99,178
Gross profit	$18,545	$18,490	$18,120	$23,477
Income from operations	$1,883	$3,170	$5,486	$10,899
Net income (loss) (a)	$(12,092)	$(1,542)	$752	$6,014
Net income (loss) per common share – Basic	$(1.20)	$(0.15)	$0.07	$0.57
Net income (loss) per common share – Diluted	$(1.20)	$(0.15)	$0.07	$0.54
Weighted average number of common shares outstanding:
Basic	10,065,072	10,171,236	10,593,085	10,596,266

Diluted	10,065,072	10,171,236	11,036,527	11,110,643

	Fiscal year 2007:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands of dollars, except per share amounts)
Revenue	$96,255	$101,055	$100,378	$105,214
Gross profit	$19,501	$20,418	$19,521	$21,490
Income from operations	$5,958	$6,743	$6,806	$8,759
Net income (loss) (b)	$1,132	$(250)	$4,943	$6,761
Net income (loss) per common share – Basic	$0.11	$(0.02)	$0.31	$0.43
Net income (loss) per common share – Diluted	$0.10	$(0.02)	$0.30	$0.41
Weighted average number of common shares outstanding:
Basic	10,605,626	11,775,597	15,772,931	15,837,211

Diluted	11,136,669	11,775,597	16,572,486	16,623,629

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Fiscal year 2008:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands of dollars, except per share amounts)
Revenue	$103,264	$105,414	$100,895	$103,877
Gross profit	$19,579	$21,542	$19,183	$21,464
Income from operations	$5,563	$8,540	$5,997	$7,516
Net income	$3,842	$6,914	$4,537	$5,784
Net income per common share – Basic	$0.24	$0.43	$0.28	$0.36
Net income per common share – Diluted	$0.23	$0.42	$0.28	$0.36
Weighted average number of common shares outstanding:
Basic	15,890,879	15,925,876	15,948,180	15,974,248

Diluted	16,451,556	16,398,822	16,412,748	16,179,269

(a)	In connection with refinancing our $160 Million Notes, we wrote off $4.0 million of debt issuance costs and paid a 3% redemption premium in the amount of $4.8 million during the first quarter ended 2006.

(b)	In connection with the debt redemption and Amended First Lien Term Loan, we wrote off $2.1 million of debt issuance costs and $0.5 million of debt discount, and paid a redemption premium in the amount of $0.2 million during the second quarter ended 2007.

22. SUBSEQUENT EVENTS

As an inducement to Mr. O’Neill’s employment, on January 9, 2009, he was granted 63,776 shares of restricted stock with a value of $375,000 which will vest in three equal annual installments starting January 9, 2009, provided that Mr. O’Neill remains employed by the Company. The number of shares issued was determined by the closing price of the Company’s common stock on January 9, 2009, the effective date of the grant.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of period	Additions (a)	Deductions (b)	Balance at end of period
	(In thousands of dollars)
For the fiscal year ended January 2, 2007:
Allowance for doubtful accounts	$480	133	(108)	$505
Valuation allowance for deferred taxes	$78,605	2,545	—	$81,150
For the fiscal year ended January 1, 2008:
Allowance for doubtful accounts	$505	502	(401)	$606
Valuation allowance for deferred taxes	$81,150	—	(6,089)	$75,061
For the fiscal year ended December 30, 2008:
Allowance for doubtful accounts	$606	173	(563)	$216
Valuation allowance for deferred taxes	$75,061	—	(9,199)	$65,862

Notes:

(a)	Amounts charged to costs and expenses.

(b)	Bad debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2008 pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of December 30, 2008, that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 30, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 30, 2008, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing under the heading “Report of Independent Registered Public Accounting Firm,” which expresses unqualified opinions on the Company’s financial statements and on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2008, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to Directors required by Item 10 will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2008 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) required by Item 10 will included in our 2009 Proxy Statement, which will be filed within 120 days after the close of the 2008 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K, as permitted by General Instruction G(3).

The Company adopted a Code of Conduct applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on the Company’s website. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2008 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2008 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2008 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2008 fiscal year, and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See the Index to Consolidated Financial Statements included on Page 48 for a list of the financial statements included in this Form 10-K.

(2)	Financial Statement Schedules

See Page 84 for Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not required or are not applicable.

(3)	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (16)

3.2	Third Amended By-laws (1)

3.3	Amendments to By-laws (3)

4.2	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock (4)

10.1	1994 Stock Plan (1)+

10.2	Directors’ Option Plan (1)+

10.3	Executive Employee Incentive Plan (6)+

10.4	Second Amendment to Executive Employee Incentive Plan (7)+

10.5	Third Amendment to the New World Restaurant Group, Inc. 2004 Executive Employee Incentive Plan (13)+

10.6	Stock Option Plan for Independent Directors (8)+

10.7	Amendment to Stock Option Plan for Independent Directors (9)+

10.8	Second Amendment to the New World Restaurant Group Inc. Stock Option Plan for (Non-Employee) Independent Directors (12)+

10.9	Consulting Agreement between Registrant and Jill B.W. Sisson effective as of December 8, 2003(5)+

10.10	Rights Agreement between Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated as of June 7, 1999. (2)

10.11	Approved Supplier Agreement dated as of November 30, 2006, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, and Harlan Bakeries, Inc. (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2) (11)

10.12	Amended and Restated Credit Agreement dated June 28, 2007, among the Registrant, Bear, Stearns & Co. Inc. (“Bear Stearns”), as sole lead arranger, Wells Fargo Foothill, Inc., as administrative agent and the other lenders from time to time parties thereto (15)

10.13	New World Restaurant Group, Inc. Stock Appreciation Rights Plan (10)+

10.14	James W. Hood Stock Award Agreement (14)+

Exhibit No.	Description
10.15	Einstein Noah Restaurant Group, Inc. Nonqualified Deferred Compensation Plan (16)+

10.16	Paul J.B. Murphy, III Executive Separation Agreement dated December 3, 2008 * +

10.17	Jeffrey J. O’Neill Offer of Employment dated December 3, 2008 * +

21.1	List of Subsidiaries*

23.1	Consent of Grant Thornton LLP*

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2008*

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2008*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

*	Filed herewith.

**	Furnished herewith.

+	Management contract.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (33-95764).

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated June 7, 1999.

(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed on May 14, 2003.

(4)	Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as schedule 1 to annex B.

(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2003, filed on March 26, 2004.

(6)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex A.

(7)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex B.

(8)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex C.

(9)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex D.

(10)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, filed on February 20, 2007.

(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed on March 7, 2007.

(12)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 4, 2007 included as Annex B.

(13)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 4, 2007 included as Annex D.

(14)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, filed on May 3, 2007.

(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on July 5, 2007.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2008, filed on March 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: March 2, 2009	By:	/s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

Signature	Title

/s/ Jeffrey J. O’Neill Jeffrey J. O’Neill	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard P. Dutkiewicz Richard P. Dutkiewicz	Chief Financial Officer (Principal Financial Officer)

/s/ Robert E. Gowdy, Jr. Robert E. Gowdy, Jr.	Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael W. Arthur Michael W. Arthur	Director

/s/ E. Nelson Heumann E. Nelson Heumann	Director

/s/ Frank C. Meyer Frank C. Meyer	Director

/s/ S. Garrett Stonehouse, Jr. S. Garrett Stonehouse, Jr.	Director

/s/ Thomas J. Mueller Thomas J. Mueller	Director