Form 10-Q
period 2009-03-31
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2009-05-07
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33515

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009, there were 16,032,943 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 30, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,216	$21,359
Restricted cash	526	472
Accounts receivable, net of allowance of $216 and $230, respectively	6,459	6,461
Inventories	5,290	5,061
Prepaid expenses and other current assets	4,774	4,927

Total current assets	41,265	38,280
Property, plant and equipment, net	59,747	58,564
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Debt issuance costs and other assets, net	3,105	2,982

Total assets	$172,929	$168,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,123	$5,649
Accrued expenses and other current liabilities	22,160	22,807
Current portion of long-term debt	8,088	5,752
Current portion of obligations under capital leases	61	42
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 shares issued and outstanding	57,000	57,000

Total current liabilities	92,432	91,250
Long-term debt	79,787	74,485
Long-term obligations under capital leases	38	35
Other liabilities	14,323	14,216

Total liabilities	186,580	179,986

Commitments and contingencies
Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,969,167 and 16,032,943 shares issued and outstanding	16	16
Additional paid-in capital	264,179	264,434
Accumulated other comprehensive loss	(2,470)	(2,272)
Accumulated deficit	(275,376)	(273,526)

Total stockholders’ deficit	(13,651)	(11,348)

Total liabilities and stockholders’ deficit	$172,929	$168,638

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(unaudited)

	13 weeks ended
	April 1, 2008	March 31, 2009
Revenues:
Company-owned restaurant sales	$93,610	$90,454
Manufacturing and commissary revenues	8,088	8,127
Franchise and license related revenues	1,566	1,842

Total revenues	103,264	100,423
Cost of sales:
Company-owned restaurant costs	75,825	76,997
Manufacturing and commissary costs	7,860	6,997

Total cost of sales	83,685	83,994

Gross profit	19,579	16,429
Operating expenses:
General and administrative expenses	10,743	9,280
Depreciation and amortization	3,204	4,033
Loss, net of (gains) on disposal of assets	69	(1)

Income from operations	5,563	3,117
Other expense:
Interest expense, net	1,579	1,190

Income before income taxes	3,984	1,927
Provision for income taxes	142	77

Net income	$3,842	$1,850

Net income per common share – Basic	$0.24	$0.12

Net income per common share – Diluted	$0.23	$0.11

Weighted average number of common shares outstanding:
Basic	15,890,879	16,025,935

Diluted	16,451,556	16,216,152

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 weeks ended
	April 1, 2008	March 31, 2009
OPERATING ACTIVITIES:
Net income	$3,842	$1,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,204	4,033
Stock-based compensation expense	506	255
Loss, net of (gains), on disposal of assets	69	(1)
Provision for losses on accounts receivable	(24)	(47)
Amortization of debt issuance and debt discount costs	113	144
Changes in operating assets and liabilities:
Restricted cash	33	54
Accounts receivable	23	45
Accounts payable and accrued expenses	2,890	2,023
Other assets and liabilities	659	146

Net cash provided by operating activities	11,315	8,502
INVESTING ACTIVITIES:
Purchase of property and equipment	(5,742)	(3,699)
Proceeds from the sale of equipment	4	—
Acquisition of restaurant assets	(7)	—

Net cash used in investing activities	(5,745)	(3,699)
FINANCING ACTIVITIES:
Payments under capital lease obligations	(20)	(22)
Repayments under First Lien Term Loan	(1,225)	(7,638)
Proceeds upon stock option exercises	184	—

Net cash used in financing activities	(1,061)	(7,660)
Net increase (decrease) in cash and cash equivalents	4,509	(2,857)
Cash and cash equivalents, beginning of period	9,436	24,216

Cash and cash equivalents, end of period	$13,945	$21,359

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of December 30, 2008, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.

As of March 31, 2009, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), and New World Coffee (“New World”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 30, 2008. We believe that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Additionally, our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

Certain immaterial reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

2.	Recent Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

3.	Supplemental Cash Flow Information

	13 weeks ended
	April 1, 2008	March 31, 2009
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term Loans	$1,655	$1,035
Other	63	123
Income taxes	$233	$295
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$—	$14
Change in accrued expenses for purchases of property and equipment	$(580)	$(850)

4.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 30, 2008	March 31, 2009
	(in thousands of dollars)
Finished goods	$4,067	$3,833
Raw materials	1,223	1,228

Total inventories	$5,290	$5,061

5.	Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of March 31, 2009, intangible assets of $63.8 were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

We performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of December 30, 2008 to which there was no indication of impairment. During the first quarters ended April 1, 2008 and March 31, 2009, there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

6.	Long-Term Debt

Our debt is composed of a modified term loan with an original principal amount of $90 million and a $20 million revolving credit facility. The term loan had outstanding balances of $87.9 million and $80.2 million as of December 30, 2008 and March 31, 2009, respectively. We may prepay amounts outstanding under the senior secured credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Borrowings under this senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of March 31, 2009, the weighted average interest rate under the $90 million First Lien Term Loan (“First Lien Term Loan”) was 2.53%. The revolving facility and the First Lien Term Loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. As of December 30, 2008 and March 31, 2009 we were in compliance with all our financial and operating covenants.

In addition to our calendar quarterly payments of $225,000 due on our First Lien Term Loan, we are also required to make excess cash flow payments on our First Lien Term Loan as defined in our debt agreement. We made an excess cash flow payment of $7.2 million in the first quarter 2009, and estimate based on our current economic forecast that approximately $5.1 million will be due and payable in the first quarter of 2010.

7.	Interest Rate Swap and Other Comprehensive Income/Loss

On May 7, 2008, we entered into an interest rate swap agreement relating to our First Lien Term Loan for the next two years, effective starting in August 2008. The Company is required to make payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company will receive interest on a $60 million of notional amount at a variable rate. The variable rate interest the Company will receive is based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap is to fix the interest rate on $60 million of our First Lien Term Loan at 3.52% plus an applicable margin. As of March 31, 2009 the weighted average interest rate under the First Lien Term Loan including this swap was 4.77%.

The fair market value of the interest rate swap was measured in accordance with SFAS 157 Fair Value Measurements. The fair value measurement was performed using significant other observable inputs (level 2) to calculate a liability of $2.3 million as of March 31, 2009, which is recorded in other liabilities on the Company’s consolidated balance sheet. As of March 31, 2009, the unrealized gain associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

13 weeks ended March 31, 2009
(in thousands)
Net income	$1,850
Unrealized gain on cash flow hedge	198

Total comprehensive income	$2,048

The Company will reclassify any gain or loss from accumulated other comprehensive loss, net of tax, on the Company’s condensed consolidated balance sheet to other expense/income on the Company’s consolidated statements of operations if the Company chooses to terminate the swap before its expiration.

8.	Stock-Based Compensation

Our stock-based compensation cost for the first quarters ended April 1, 2008 and March 31, 2009 was $0.5 million and $0.3 million, respectively and has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended
	April 1, 2008	March 31, 2009
Expected life of options and SARs from date of grant	3.25 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	2.49%	1.13 - 2.09%
Volatility	31.0%	40.0%
Assumed dividend yield	0.0%	0.0%

The assumptions used to calculate the fair value of stock options and SARs granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

As of March 31, 2009, we had approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 2.12 years. Total compensation costs related to the non-vested awards outstanding as of March 31, 2009 will be fully recognized by the first quarter of fiscal 2012, which represents the end of the requisite service period.

Stock Option Plan Activity

Transactions during the first quarter ended March 31, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 30, 2008	1,201,442	$8.04
Granted	212,000	$4.76
Exercised	—	—
Cancelled/Forfeited	(3,358)	$12.94
Expired	(20,000)	3.75

Outstanding, March 31, 2009	1,390,084	$7.59	$3.44	7.10

Exercisable and vested, March 31, 2009	752,005	$6.58	$3.59	5.46

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested shares, December 30, 2008	471,409	$4.15
Granted	212,000	1.82
Vested	(42,389)	4.73
Forfeited	(2,941)	4.77

Non-vested shares, March 31, 2009	638,079	$3.27

The weighted average grant date fair value of stock options granted during the quarter ended March 31, 2009 was $1.82. The Aggregate intrinsic value of stock options exercised during the quarter ended March 31, 2009 was $0 as no options were exercised.

Stock Appreciation Rights Plan Activity

Transactions during the first quarter ended March 31, 2009 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 30, 2008	46,501	$11.78
Granted	—	—
Exercised	—	—
Forfeited	(3,350)	10.96

Outstanding, March 31, 2009	43,151	$11.84	$5.32	3.11

Exercisable and vested, March 31, 2009	20,681	$11.83	$5.47	3.03

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested shares, December 30, 2008	25,885	$5.24
Granted	—	—
Vested	(1,503)	4.43
Forfeited	(1,912)	4.44

Non-vested shares, March 31, 2009	22,470	$5.18

The weighted average grant date fair value of SARs granted during the quarter ended March 31, 2009 was $0 as no SARs were granted. The Aggregate intrinsic value of SARs exercised during the quarter ended March 31, 2009 was $0 as no SARs were exercised.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee had granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The forfeiture restrictions on 21,259 shares will lapse on the first and second anniversaries of the grant, and the forfeiture restriction on 21,258 shares will lapse on the third anniversary of the grant provided that Mr. O’Neill remains employed by the Company.

9.	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share and related share information):

	13 weeks ended
	April 1, 2008	March 31, 2009
Net income (a)	$3,842	$1,850

Basic weighted average shares outstanding (b)	15,890,879	16,025,935
Dilutive effect of stock options and SARs	560,677	190,217

Diluted weighted average shares outstanding (c)	16,451,556	16,216,152

Basic earnings per share (a)/(b)	$0.24	$0.12

Diluted earnings per share (a)/(c)	$0.23	$0.11

Anti-dilutive stock options and SARs	412,011	643,446

Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options. Potential common stock equivalents are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

10.	Income Taxes

We have recorded a provision for income taxes of $142,000 and $77,000 related to our estimate of income taxes due on taxable earnings for the thirteen weeks ended April 1, 2008 and March 31, 2009, respectively. Utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2008 and 2009.

As of December 30, 2008, NOL carryforwards of $135.4 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. As a result of prior ownership changes, approximately $32.0 million of our NOL carryforwards are subject to an annual usage limitation of $1.4 million as of December 30, 2008. Our ability to utilize our net operating losses could be further limited if we have experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. The occurrence of an additional ownership change would limit our ability to utilize approximately $103.4 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. On December 30, 2008, we filed a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. As of the date of this filing, we have not received a response from the IRS. If our request is accepted, we believe that our NOL carryforwards will be available for utilization. In the event that our request is not accepted, approximately $40.5 million of additional NOL carryforwards will be at risk to be disallowed prior to utilization.

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

We will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assets. After consideration of this qualitative and quantitative data, we concluded not to reduce our valuation allowance in the first quarter of 2009 because of the current macroeconomic climate and the uncertainty around credit markets and consumer behavior. Our net deferred tax assets remain fully reserved by a valuation allowance.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We remain subject to examination by U.S. federal, state and local tax authorities for tax years 2005 through 2007. With a few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2004 and prior.

11.	Commitments and Contingencies

Letters of Credit and Line of Credit

As of March 31, 2009, we had $7.2 million in letters of credit outstanding. The letters of credit expire on various dates during 2009, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.0 million reduce our availability under the Revolving Facility. Our availability under the revolving facility was $13.0 million at March 31, 2009.

Litigation

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and others. We do not believe any currently pending or threatened matter, other than as described below, would have a material adverse effect on our business, results of operations or financial condition.

On September 18, 2007, Eric Mathistad, a former store manager, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego. The Court approved the settlement of this action on March 20, 2009.

On February 8, 2008, Gloria Weber and Hakan Mikado, non-exempt employees, filed a putative class action against the Company in the Superior Court of California for the State of California, County of San Diego. The Court approved the settlement of this action on March 20, 2009.

We recorded a liability in accrued expenses and a charge in operating expenses during the third quarter of 2008 pursuant to SFAS No. 5, Accounting for Contingencies, in the amount of $1.9 million to satisfy these settlements.

12.	Subsequent Event

On April 8, 2009, the Company announced the appointment of James P. O’Reilly to the position of Chief Concept Officer of Einstein Noah Restaurant Group, Inc. Mr. O’Reilly will be responsible for all aspects of store branding and concept development, including merchandising, promotion, innovation, information technology, store development and real estate. He has been acting as a consultant to the Company since January 2009. He previously served as Senior Vice President, U.S Marketing for YUM! Brands, Inc. from June 2008 until January 2009, with responsibility for U.S.-wide marketing initiatives. From December 2006 until May 2008 he was Chief Marketing Officer, KFC U.S., a subsidiary of YUM! Brands, leading a 55-person team responsible for the development and execution of the U.S. brand and sales building plans. From December 2003 to November 2006 he served as Vice President National Marketing, KFC U.S., with responsibility for product innovation management and the national marketing plan. YUM! Brands, Inc. is not an affiliate of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 30, 2008 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K for the fiscal year ended December 30, 2008. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

Company Overview

We are a leading fast-casual restaurant chain, specializing in fresh baked high-quality foods for breakfast and lunch in a café setting with a neighborhood atmosphere. As of March 31, 2009, we owned and operated, franchised or licensed 653 restaurants in 36 states and in the District of Columbia, primarily under the Einstein Bros., Noah’s and Manhattan Bagel brands. Einstein Bros. is a national fast-casual restaurant chain. Noah’s is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan Bagel is a regional fast-casual restaurant chain operated predominantly in the Northeast. Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, decadent desserts, premium coffees and other café beverages. Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients and we deliver them to our restaurants quickly and efficiently through our network of independent distributors. Our manufacturing and commissary operations support our main business focus, restaurant operations, by exposing our brands to new product channels as well as enabling sales of our products to third parties.

Executive Summary

The most important themes or significant matters that management was focused on during the quarter are as follows:

•          Regaining transaction momentum – Similar to many restaurant brands, we are susceptible to downturns in economic conditions such as the current environment. In response, our recently hired Chief Concept Officer has focused on marketing initiatives targeting trial-generating programs and new product offerings. Although these initiatives were launched at the middle of the quarter, we are encouraged by our customers’ initial response and are planning to continue with similar programs coupled with targeted price increases throughout the balance of the year in an effort to drive both transactions and sales in this challenging environment.

See pages 15 and 16

•          Focus on margin expansion - Over the past year, commodity costs have decreased from exceptionally high levels. Through our supplier relationships as well as our purchasing initiatives, we believe that our cost of products will continue to decline through the remainder of 2009. In addition, we are focusing our efforts on expanding the store level margin at our company-owned restaurants through specific cost initiatives on labor, waste and other operating costs. Finally, we have initiated a process to negotiate lease restructurings with certain of our landlords. We believe that these restructurings will result in lower future rent expense compared to what we currently are contractually committed to paying.

See pages 17 and 18

•          Debt—Our mandatorily redeemable Series Z Preferred Stock (“Series Z”) has a mandatory redemption on June 30, 2009. To the extent that we do not redeem the full amount on that date, the unredeemed portion requires additional redemption amounts at an annual rate of 250 basis points higher than our highest rate paid on our funded debt. Our highest rate on our funded debt is currently 5.52%.

See page 20

•          Realization of deferred tax assets—Our deferred income tax assets have been fully reserved. We reviewed various qualitative and quantitative data in regards to the realization of our deferred tax assets and due to the current economic climate did not adjust our valuation allowance at March 31, 2009.

See page 11

Current Restaurant Base

As of March 31, 2009, we owned and operated, franchised or licensed 653 restaurants under three distinct brands. Our current base of company-owned restaurants under our core brands includes 346 Einstein Bros. restaurants, 77 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise three Einstein Bros. restaurants and 68 Manhattan Bagel restaurants, and license 152 Einstein Bros. restaurants and five Noah’s restaurants. In addition, we have one restaurant which we operate under a non-core brand.

The following table summarizes the beginning inventory and activity for each operating structure for the respective periods:

	13 weeks ended April 1, 2008				13 weeks ended March 31, 2009
	Company Owned	Franchised	Licensed	Total	Company Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	416	72	124	612	426	71	152	649
Opened restaurants	3	1	4	8	—	1	5	6
Closed restaurants	(3)	—	—	(3)	(1)	(1)	—	(2)

Total ending balance	416	73	128	617	425	71	157	653

The following table details our restaurant openings and closings over the last twelve months:

	Trailing 12 Months Activity
	Company Owned	Franchised	Licensed	Total
Consolidated Total
Beginning balance April 1, 2008	416	73	128	617
Opened restaurants	14	2	33	49
Closed restaurants	(5)	(4)	(4)	(13)

Ending balance March 31, 2009	425	71	157	653

New Restaurant Openings

In 2009, we plan to open at least six company-owned restaurants, six to eight franchised restaurants, and 30 to 35 licensed restaurants.

Through the thirteen weeks ended March 31, 2009, we opened five Einstein Bros. licensed restaurants, one Einstein Bros. franchised restaurant, and upgraded 10 of our company-owned restaurants.

Results of Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The first quarters in fiscal years 2008 and 2009 ended on April 1, 2008 and March 31, 2009, respectively, and each contained 13 weeks.

Consolidated Results

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
Revenue	$103,264	$100,423	(2.8%)
Cost of sales	83,685	83,994	0.4%

Total gross profit	19,579	16,429	(16.1%)
Operating expenses	14,016	13,312	(5.0%)

Income from operations	5,563	3,117	(44.0%)
Other expenses	1,579	1,190	(24.6%)

Income before income taxes	3,984	1,927	(51.6%)
Income taxes	142	77	(45.8%)

Net income	$3,842	$1,850	(51.8%)

For the thirteen weeks ended March 31, 2009 compared to the same period in 2008, total revenue decreased $2.8 million or 2.8% due to ongoing economic pressure on consumers. System-wide same store sales decreased 3.7% in the first quarter compared to the first quarter of 2008. We believe the impact of the recessionary environment caused significantly fewer transactions than the same quarter a year ago in spite of nine additional physical locations. As a result of fewer transactions and the related impact on revenues, as well as our decision to invest in marketing initiatives, gross profit, income from operations and income before income taxes decreased $3.1 million, $2.4 million and $2.1 million, respectively. In response to this situation, we began implementing aggressive value-oriented volume driving initiatives aimed at increasing transactions and restoring sales for the balance of the year. In the middle of the first quarter of 2009, we began to invest in a variety of marketing strategies and initiatives aimed at increasing transactions and increasing the frequency of guest visits in the future. These investments increased our spending approximately $0.7 million compared to the first quarter of 2008.

Finally, general and administrative expenses decreased $1.5 million compared to the first quarter of 2008 due to corporate restructuring as well as a reduction in our training budget, travel expense and lower stock based compensation expense. We believe these cost savings will continue for the remainder of 2009.

Company-Owned Restaurant Operations

Revenues

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
Company-owned restaurant sales	$93,610	$90,454	(3.4%)
Percent of total revenue	90.7%	90.1%
Company-owned restaurant gross margin	19.0%	14.9%
Number of company-owned restaurants	416	425

Company-owned restaurant sales for the thirteen weeks ended March 31, 2009 decreased $3.2 million, when compared to the same period in 2008. These results were primarily due to a decline in volume, a rise in discounts related to the increase in our marketing incentives, and a decrease in our hours of operation, partially off-set by a net increase in restaurants opened over the last twelve months. On average, the restaurants opened since April 1, 2008 have been higher volume restaurants relative to those that were closed over the same period, which positively contributed to our sales.

For the thirteen weeks ended March 31, 2009, our company-owned comparable store sales decreased 5.7% compared to the same period in 2008. The results were primarily due to a decrease in transactions as well as a reduction in average check. In the first quarter of 2008, we implemented a 4.9% price increase at our Einstein Bros. company-owned locations. In the first quarter of 2009, we increased our prices modestly at our Noah’s brand and did not increase the pricing at our Einstein Bros. company-owned restaurants. We believe the decline in transactions was mostly due to the current economic environment and the negative impact on consumer discretionary spending. We responded to this issue midway through the quarter by implementing aggressive value-focused initiatives such as “Free Bagel Fridays”, which have resulted in positive consumer response. We plan to continue these value-focused initiatives as well as the introduction of new products, moderate price increases, and other marketing programs throughout the year to improve transactions in our core businesses. To a lesser extent, the decline was also attributable to our reduced hours of operations.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses, other operating costs and rent and related and marketing costs.

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
Cost of goods sold	$27,985	$27,419	(2.0%)
As a percentage of restaurant revenue	29.9%	30.3%
Labor costs	$28,950	$28,645	(1.1%)
As a percentage of restaurant revenue	30.9%	31.7%
Other operating costs	$8,878	$9,574	7.8%
As a percentage of restaurant revenue	9.5%	10.6%
Rent and related, and marketing costs	$10,012	$11,359	13.5%
As a percentage of restaurant revenue	10.7%	12.6%
Total company-owned restaurant cost of sales	$75,825	$76,997	1.5%

Cost of Goods Sold

Food, beverage and packaging costs are three elements that make up cost of goods sold and constitute a large portion of the cost of sales at our company-owned restaurants. Cost of goods sold decreased $0.6 million predominantly due to a reduction in the volume of products sold partially offset by increased operating costs associated with nine net additional stores that have opened over the last twelve months.

Compared to 2008, most of our commodity-based food costs are anticipated to be relatively flat or decline in 2009. Flour represents the most significant raw ingredient we purchase. To mitigate the risk of increasing market prices, we have utilized a third party to manage our wheat purchases for our company-owned production facility. We will continue to work with this third party to strategically source our key ingredient. We believe commodity costs could continue to reduce for the balance of 2009. We have secured our wheat requirements as well as established the price for wheat for virtually all of our needs for the remainder of 2009, and have locked in approximately 88% of our major commodity requirements for the remainder of fiscal 2009.

Labor Expenses

Labor expenses, which includes our general managers and restaurant-level labor costs and associated employee benefits, decreased $0.3 million for the thirteen weeks ended March 31, 2009 compared to the same period in 2008. This was primarily related to a decrease in incentive compensation expense, partially offset by an increase in minimum wage and payroll benefits.

Other Operating Costs

Other operating costs consist of other restaurant-level occupancy expenses such as utilities, repairs and maintenance costs, credit card fees and supplies. For the thirteen weeks ended March 31, 2009, other operating costs increased $0.7 million compared to the same period in 2008. This increase was primarily attributable to an increase in utility costs related to the net opening of nine new stores that were added since April 1, 2008, additional planned repairs and maintenance on our stores that occurred earlier in the 2009 as compared to 2008, and the bulk purchase of supplies which occurred during the first quarter of 2009. We have taken several steps aimed at controlling these costs to keep them at more normalized levels for the balance of 2009.

Rent and related, and marketing costs

Rent and related, and marketing costs consist of restaurant-level rent expense, common area maintenance expense, property taxes and marketing expense. For the thirteen weeks ended March 31, 2009, rent and related and marketing costs increased $1.3 million compared to the same period in 2008. The increase was principally attributable to an investment in our marketing initiatives that were started midway through the quarter, which were aimed at increasing transactions and for the launch of our new product, the Bagel Popper, at the end of the first quarter, and additional rent expense associated with the net opening of nine stores over the last twelve months.

Manufacturing and Commissary Operations

Revenues

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
Manufacturing and commissary revenues	$8,088	$8,127	0.5%
Percent of total revenue	7.8%	8.1%
Manufacturing and commissary gross margin	2.8%	13.9%

Manufacturing and commissary revenues for the thirteen weeks ended March 31, 2009 increased slightly compared to the same period in 2008. This increase was primarily attributed to price increases that have occurred since April 1, 2008.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses and other operating costs and expenses.

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
Manufacturing and commissary costs	$7,860	$6,997	(11.0%)
As a percentage of manufacturing and commissary revenue	97.2%	86.1%

Manufacturing cost of sales are composed of cost of goods sold, labor costs and other operating costs. For the thirteen weeks ended March 31, 2009, manufacturing cost of sales decreased $0.9 million compared to the same period in 2008. The component change within manufacturing cost of sales is as follows:

•	Manufacturing costs of goods sold are down due to lower prices of our raw ingredient costs.

•	Labor expenses decreased for the thirteen weeks ended March 31, 2009 compared to the same period in 2008. This was due to production and labor efficiencies at our bagel manufacturing facility.

Franchise and License Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
Franchise and license related revenues	$1,566	$1,842	17.6%
Percent of total revenue	1.5%	1.8%
Franchise and license gross margin	100.0%	100.0%	0.0%
Number of franchise and license restaurants	201	228

Overall, franchise and license revenue improvement was driven by positive comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands of 3.7% for the thirteen weeks ended March 31, 2009 compared to the same period in 2008, which was primarily driven by strong royalty streams and comparable store sales from our licensees. Additionally, store expansion plans continued with a net 29 additional license restaurants and a net increase of one franchise restaurant, partially offset by a decrease of three non-core franchise restaurants since April 1, 2008.

Operating Expenses

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
General and administrative expenses	$10,743	$9,280	(13.6%)
As a percentage of revenue	10.4%	9.2%
Depreciation and amortization	$3,204	$4,033	25.9%
As a percentage of revenue	3.1%	4.0%
Loss, net of (gains) on disposal of assets	69	(1)	**
As a percentage of revenue	0.1%	0.0%

**	not meaningful

General and Administrative Expenses

Our general and administrative expenses decreased $1.5 million for the thirteen weeks ended March 31, 2009 compared to the same period in 2008. The overall decrease was related to the impact of our organizational restructuring that occurred in the fourth quarter of 2008, lower incentive compensation expense, a reduction in travel expenses and lower stock-based compensation expense. The decrease in stock-based compensation expense is related to lower vesting assumptions during the quarter ended March 31, 2009 compared to the same period in 2008.

Depreciation and Amortization

Depreciation and amortization expenses increased $0.8 million for the thirteen weeks ended March 31, 2009 when compared to the same period in 2008. The increase is due to additional investments in company-owned restaurants that were added or upgraded since the first quarter of 2008.

Based on our current purchases of capital assets our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2009 will be approximately $16.5 to $17.5 million.

Interest Expense, Net and Other Expenses

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease) 2009 vs. 2008
	April 1, 2008	March 31, 2009
Interest expense, net	$1,579	$1,190	(24.6%)
As a percentage of revenue	1.5%	1.2%

Interest expense decreased primarily due to our lower principal debt balance coupled with a lower weighted average effective interest rate for the first quarter 2009 compared to 2008.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow and have sufficient availability under our revolving facility to fund operations, capital expenditures and required debt and interest payments. Our investment in inventory is minimal because our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations.

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of consumer discretionary spending could have a material adverse effect on our sales and income.

Our mandatorily redeemable Series Z Preferred Stock (“Series Z”) is classified as a current liability because the redemption date is June 30, 2009. The First Lien Term Loan provided for an incremental term loan of up to $57.0 million to be used by us for the redemption of the Series Z. Availability of the incremental term loan is subject to successful syndication and other customary borrowing conditions. Based on the current state of the credit markets, we are not pursuing this strategy.

The Series Z requires us to accrue an additional redemption amount prospectively at an annual rate that is 250 basis points higher than the highest rate paid on our funded debt on any shares that are not redeemed in full on June 30, 2009. The highest interest rate on our funded debt is currently 5.52%.

Based upon our projections for 2009, including the partial redemption of our mandatorily redeemable Series Z Preferred Stock, we believe our various sources of capital, including availability under existing debt facilities, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

Working Capital Deficit

On March 31, 2009, we had unrestricted cash of $21.4 million and restricted cash of $0.5 million. Our working capital deficit increased $1.8 million to $53.0 million as of March 31, 2009, from $51.2 million on December 30, 2008. We have a working capital deficit primarily because our $57 million mandatorily redeemable Series Z Preferred Stock matures on June 30, 2009. The $1.8 million increase in our deficit was due to the following primary reasons:

•	Inventories have come down in the first quarter compared to the higher inventories that are maintained around the holidays;

•	other assets increased primarily due to prepaid expenses, such as rent;

•

accounts payable and accrued expenses increased primarily due to timing of activities compared to when payments are made, and a rise in our accrual for the increase in marketing spend that occurred during the quarter; and

•

the current portion of long-term debt decreased by $2.3 million related to an excess cash flow payment of $7.2 million that was paid on our debt in the first quarter of 2009, as defined by our debt agreement, offset by the estimated excess cash flow payment of $5.1 million that we expect to pay in the first quarter of 2010 based on our current economic forecast. While we made a $7.2 million payment on our debt, our cash and cash equivalents only decreased $2.9 million for the quarter. This was primarily due to the positive cash flow from our company-owned restaurant operations, and the reduction in interest expense paid on our debt.

Covenants

We are subject to a number of customary covenants under First Lien Term Loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of March 31, 2009, we were in compliance with all debt covenants.

Capital Expenditures

During the year to date period ended March 31, 2009, we used approximately $3.7 million of cash to pay for additional property and equipment that primarily included the following:

•	$1.9 million for new restaurants and to upgrade existing restaurants in 2008 and 2009;

•	$1.5 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

The majority of our capital expenditures for fiscal 2009 will be for upgrades in our current restaurants and for the addition of at least six company-owned restaurants. We upgraded 10 of our current restaurants during the year to date period ended March 31, 2009 and intend to upgrade at least 35 more during the remainder of 2009.

Off-Balance Sheet Arrangements

Except for our line of credit and letters of credit, we do not have any off-balance sheet arrangements. For the thirteen weeks ended March 31, 2009, there were no material changes outside the ordinary course of business to our contractual obligations.

Critical Accounting Policies and Estimates

There were no other material changes in our critical accounting policies since the filing of our 2008 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 11 to our Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 6.	Exhibits

10.1	James Hood Employee Separation Agreement dated February 2, 2009

10.2	James O’Reilly Offer of Employment dated March 24, 2009

10.3	Amendment No. 1 to Amended and Restated Credit Agreement

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification by Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: May 7, 2009	By:	/s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: May 7, 2009	By:	/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz
Chief Financial Officer