Form 10-Q
period 2009-06-30
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2009-08-06
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, there were 16,147,680 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 30, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,216	$3,215
Restricted cash	526	386
Accounts receivable, net of allowance of $216 and $179, respectively	6,459	6,212
Inventories	5,290	5,073
Prepaid expenses and other current assets	4,774	5,293

Total current assets	41,265	20,179
Property, plant and equipment, net	59,747	57,827
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Debt issuance costs and other assets, net	3,105	3,285

Total assets	$172,929	$150,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,123	$4,925
Accrued expenses and other current liabilities	22,160	18,513
Current portion of long-term debt	8,088	6,786
Current portion of obligations under capital leases	61	27
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 and 37,000 shares outstanding	57,000	37,000

Total current liabilities	92,432	67,251
Long-term debt	79,787	73,226
Long-term obligations under capital leases	38	30
Other liabilities	14,323	13,789

Total liabilities	186,580	154,296

Commitments and contingencies
Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,969,167 and 16,057,595 shares issued and outstanding	16	16
Additional paid-in capital	264,179	264,777
Accumulated other comprehensive loss	(2,470)	(1,926)
Accumulated deficit	(275,376)	(267,060)

Total stockholders’ deficit	(13,651)	(4,193)

Total liabilities and stockholders’ deficit	$172,929	$150,103

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(unaudited)

	13 weeks ended		26 weeks ended
	July 1, 2008	June 30, 2009	July 1, 2008	June 30, 2009
Revenues:
Company-owned restaurant sales	$96,321	$95,052	$189,931	$185,506
Manufacturing and commissary revenues	7,640	7,613	15,728	15,740
Franchise and license related revenues	1,453	1,693	3,019	3,535

Total revenues	105,414	104,358	208,678	204,781
Cost of sales:
Company-owned restaurant costs	76,648	76,844	152,473	153,841
Manufacturing and commissary costs	7,224	6,635	15,084	13,632

Total cost of sales	83,872	83,479	167,557	167,473

Gross profit	21,542	20,879	41,121	37,308
Operating expenses (income):
General and administrative expenses	9,540	8,993	20,283	18,273
Depreciation and amortization	3,345	4,106	6,549	8,139
Other operating expenses (income)	117	(235)	186	(236)

Income from operations	8,540	8,015	14,103	11,132
Interest expense, net	1,328	1,156	2,907	2,346

Income before income taxes	7,212	6,859	11,196	8,786
Provision for income taxes	298	393	440	470

Net income	$6,914	$6,466	$10,756	$8,316

Net income per common share – Basic	$0.43	$0.40	$0.68	$0.52

Net income per common share – Diluted	$0.42	$0.39	$0.65	$0.51

Weighted average number of common shares outstanding:
Basic	15,925,876	16,047,305	15,908,377	16,036,620

Diluted	16,398,822	16,412,363	16,431,921	16,295,349

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 weeks ended
	July 1, 2008	June 30, 2009
OPERATING ACTIVITIES:
Net income	$10,756	$8,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,549	8,139
Stock-based compensation expense	810	527
Loss, net of (gains), on disposal of assets	132	69
Impairment charges and other related costs	54	—
Provision for losses on accounts receivable	81	100
Amortization of debt issuance and debt discount costs	241	285
Changes in operating assets and liabilities:
Restricted cash	327	140
Accounts receivable	1,228	147
Accounts payable and accrued expenses	2,027	(2,969)
Other assets and liabilities	522	(757)

Net cash provided by operating activities	22,727	13,997
INVESTING ACTIVITIES:
Purchase of property and equipment	(12,475)	(7,173)
Proceeds from the sale of equipment	4	—
Acquisition of restaurant assets	(7)	—

Net cash used in investing activities	(12,478)	(7,173)
FINANCING ACTIVITIES:
Payments under capital lease obligations	(39)	(33)
Repayments under the term loan	(1,450)	(7,863)
Redemptions under mandatorily redeemable Series Z Preferred Stock	—	(20,000)
Proceeds upon stock option exercises	220	71

Net cash used in financing activities	(1,269)	(27,825)
Net increase (decrease) in cash and cash equivalents	8,980	(21,001)
Cash and cash equivalents, beginning of period	9,436	24,216

Cash and cash equivalents, end of period	$18,416	$3,215

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

As of June 30, 2009, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), and New World Coffee (“New World”).

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS No. 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

3.	Supplemental Cash Flow Information

	26 weeks ended
	July 1, 2008	June 30, 2009
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loan	$2,858	$1,998
Other	140	$186
Income taxes	$575	$920
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$—	$14
Change in accrued expenses for purchases of property and equipment	$(918)	$(876)

4.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 30, 2008	June 30, 2009
	(in thousands of dollars)
Finished goods	$4,067	$3,884
Raw materials	1,223	1,189

Total inventories	$5,290	$5,073

5.	Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of June 30, 2009, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

We performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of December 30, 2008 and there was no indication of impairment. During the year to date period ended July 1, 2008 and June 30, 2009, there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

6.	Long-Term Debt

Our debt is composed of a credit facility with a modified term loan that has an original principal amount of $90 million and a $20 million revolver. The term loan had outstanding balances of $87.9 million and $80.0 million as of December 30, 2008 and June 30, 2009, respectively. We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Borrowings under this credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of June 30, 2009, the weighted average interest rate under the term loan, excluding the interest rate swap described in Note 7, was 2.31%. The revolver and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 30, 2008 and June 30, 2009, we were in compliance with all our financial and operating covenants.

In addition to our calendar quarterly payments of $225,000 due on our term loan, we are also required to make excess cash flow payments on our term loan as defined in our debt agreement. We made an excess cash flow payment of $7.2 million in the first quarter 2009, and based on our current economic forecast, we estimate approximately $6.1 million will be due and payable in the first quarter of 2010 and is included in the current portion of long-term debt.

The Company amended its existing credit facility on May 28, 2009 to permit:

(i)	the incurrence of subordinated debt provided that the replacement subordinated debt is not payable prior to December 31, 2012 (which is approximately six months after the due date of the credit facility);

(ii)	the incurrence of replacement equity in the form of another issue of mandatorily redeemable preferred stock, provided that the replacement preferred stock is not redeemable prior to December 28, 2012;

(iii)	payment of an increased additional redemption amount at a rate up to 450 bps higher than the highest rate on the Company’s funded indebtedness for any unredeemed shares of Series Z after June 30, 2010; and

(iv)	commodity forward purchasing contracts in the ordinary course of business.

7.	Interest Rate Swap and Other Comprehensive Income/Loss

On May 7, 2008, we entered into an interest rate swap agreement relating to our term loan for the next two years, effective starting in August 2008. The Company is required to make payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company will receive interest on a $60 million of notional amount at a variable rate. The variable rate interest the Company will receive is based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap is to fix the interest rate on $60 million of our term loan at 3.52% plus an applicable margin. As of June 30, 2009 the weighted average interest rate under the term loan including this swap was 4.72%.

The fair value measurement of the interest rate swap was performed using significant other observable inputs (level 2) to calculate a liability of $1.9 million as of June 30, 2009, which is recorded in other liabilities on the Company’s consolidated balance sheet. As of June 30, 2009, the change in fair value associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

26 weeks ended June 30, 2009
(in thousands)
Net income	$8,316
Change in fair value of cash flow hedge	544

Total comprehensive income	$8,860

The Company will reclassify any gain or loss from accumulated other comprehensive loss, net of tax, on the Company’s condensed consolidated balance sheet to other expense/income on the Company’s consolidated statements of operations if the Company chooses to terminate the swap before its expiration.

8.	Mandatorily Redeemable Series Z Preferred Stock

On May 28, 2009, the Company and Halpern Denny III, L.P. (the “Holder”), the holder of the mandatorily redeemable Series Z Preferred Stock (“Series Z”), agreed that the Company will redeem shares as follows:

(1)	$20 million to redeem 20,000 shares of Series Z on June 30, 2009;

(2)	$3 million to redeem shares of Series Z on December 31, 2009; and

(3)	$5 million to redeem shares of Series Z on March 31, 2010.

These payments include an additional redemption amount (250 bps higher than the highest rate paid on the Company’s funded indebtedness) as of the above dates of redemption of shares of the Series Z redeemed after June 30, 2009, as provided in the Certificate of Designations for the Series Z.

In addition, the Company has agreed to redeem the remaining outstanding shares of Series Z on June 30, 2010. The Company may also increase the amount and frequency of the redemption payments at any time. Shares shall be redeemed subject to the legal availability of funds. The parties have also agreed that, if the Company completes an equity offering, the Company shall pay any proceeds of the offering, in excess of amounts payable under the credit facility, to the Holder to redeem any outstanding Series Z. In addition, in the event of a merger or change of control, the outstanding Series Z shall be immediately mandatorily redeemable and the provisions of the Certificate shall control. In the event of bankruptcy, the provisions of the Certificate shall control. In exchange, the Holder has agreed not to enforce certain provisions of the Certificate.

The current fair value of the Series Z, which was determined by using the remaining term of the Series Z and the effective dividend rate from the Certificate of Designation, is estimated to be $34.4 million as of June 30, 2009.

9.	Stock-Based Compensation

Our stock-based compensation cost for the thirteen weeks ended July 1, 2008 and June 30, 2009 was $0.3 million and $0.3 million, respectively, and for the twenty-six weeks ended July 1, 2008 and June 30, 2009 was $0.8 million and $0.5 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		26 weeks ended
	July 1, 2008	June 30, 2009	July 1, 2008	June 30, 2009
Expected life of options and SARs from date of grant	3.25 - 6.0 years	3.25 - 6.0 years	3.25 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	2.92%	1.76 - 2.17%	2.49 - 2.92%	1.13 - 2.17%
Volatility	31%	42%	31%	40 - 42%
Assumed dividend yield	0%	0%	0%	0%

We evaluate and revise the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of June 30, 2009, we had approximately $1.2 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 1.74 years. Total compensation costs related to the non-vested awards outstanding as of June 30, 2009 will be fully recognized by the first quarter of fiscal 2012, which represents the end of the requisite service period.

Stock Option Plan Activity

Transactions during the twenty-six weeks ended June 30, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 30, 2008	1,201,442	$8.04
Granted	277,000	$5.10
Exercised	(24,563)	—
Cancelled/Forfeited	(11,468)	$9.67
Expired	(20,000)	3.75

Outstanding, June 30, 2009	1,422,411	$7.60	6.99

Exercisable and vested, June 30, 2009	733,275	$6.78	5.22

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 30, 2008	471,409	$4.06
Granted	277,000	2.02
Vested	(48,222)	4.85
Forfeited	(11,051)	3.71

Non-vested options, June 30, 2009	689,136	$3.19

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended June 30, 2009 was $196,000.

Stock Appreciation Rights Plan Activity

Transactions during the twenty-six weeks ended June 30, 2009 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 30, 2008	46,501	$11.78
Granted	10,000	8.16
Exercised	(375)	8.00
Forfeited	(5,151)	11.53

Outstanding, June 30, 2009	50,975	$11.12	3.27

Exercisable and vested, June 30, 2009	36,765	$11.65	2.75

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 30, 2008	25,885	$5.24
Granted	10,000	2.57
Vested	(19,463)	5.46
Forfeited	(2,212)	4.42

Non-vested rights June 30, 2009	14,210	$2.89

The aggregate intrinsic value of SARs exercised during the quarter ended June 30, 2009 was $1,000.

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

10.	Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share and related share information):

	13 weeks ended		26 weeks ended
	July 1, 2008	June 30, 2009	July 1, 2008	June 30, 2009
Net income (a)	$6,914	$6,466	$10,756	$8,316

Basic weighted average shares outstanding (b)	15,925,876	16,047,305	15,908,377	16,036,620
Dilutive effect of stock options and SARs	472,946	365,058	523,544	258,729

Diluted weighted average shares outstanding (c)	16,398,822	16,412,363	16,431,921	16,295,349

Basic earnings per share (a)/(b)	$0.43	$0.40	$0.68	$0.52

Diluted earnings per share (a)/(c)	$0.42	$0.39	$0.65	$0.51

Anti-dilutive stock options and SARs	410,224	401,906	410,224	632,031

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

11.	Income Taxes

We have recorded a provision for income taxes related to our estimate of income taxes due on taxable earnings for the thirteen weeks ended July 1, 2008 and June 30, 2009 of $298,000 and $393,000, respectively, and for the twenty-six weeks ended July 1, 2008 and June 30, 2009 of $440,000 and $470,000, respectively. Utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2008 and 2009.

As of December 30, 2008, NOL carryforwards of $135.4 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. As a result of prior ownership changes, approximately $21.4 million of our NOL carryforwards are subject to an annual usage limitation of $1.4 million, and $10.6 million is subject to a more restrictive annual usage limitation of $0.3 million as of December 30, 2008. Our ability to utilize our net operating losses could be further limited if we have experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. The occurrence of an additional ownership change would limit our ability to utilize approximately $103.4 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. On December 30, 2008, we filed a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. As of the date of this filing, we have not received a response from the IRS. If our request is accepted, we believe that our NOL carryforwards will be available for utilization. In the event that our request is not accepted, approximately $40.5 million of additional NOL carryforwards will be at risk to be disallowed prior to utilization.

Our NOL carryforwards are included in our deferred income tax assets and have been fully reserved. Additionally, we maintain a full valuation allowance against our total net deferred tax assets. We assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

We will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assets. After consideration of this qualitative and quantitative data, we concluded not to reduce our valuation allowance in the second quarter of 2009 because of the current economic climate and the uncertainty around consumer behavior, and in turn, the potential impact on our sales. Our net deferred tax assets remain fully reserved by a valuation allowance.

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

12.	Commitments and Contingencies

Letters of Credit and Line of Credit

As of June 30, 2009, we had $7.1 million in letters of credit outstanding. The letters of credit expire on various dates during 2009 and 2010, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.0 million reduce our availability under the revolver. Our availability under the revolver was $13.0 million as of June 30, 2009.

Litigation

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and others. We do not believe any currently pending or threatened matter, other than as described below, would have a material adverse effect on our business, results of operations or financial condition.

On August 31, 2007, the Company was served in an action brought by Fiera Foods Company (“Fiera”) in the Superior Court of Justice of Ontario, Canada. Fiera claims that the Company failed to negotiate in good faith for a frozen bagel dough supply agreement, which was not concluded, and made misrepresentations in the negotiations. Fiera is seeking damages of $17.0 million (Canadian) as well as interest and costs. The Company believes that these claims are not valid, is defending this action and has not recorded a liability. Discovery has recently commenced.

13.	Subsequent Events

We have evaluated subsequent events through August 6, 2009, which is the date that these financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 30, 2008 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

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

Company Overview

We are a leading fast-casual restaurant chain, specializing in fresh baked high-quality foods for breakfast and lunch in a café setting with a neighborhood atmosphere. As of June 30, 2009, we owned and operated, franchised or licensed 659 restaurants in 36 states and in the District of Columbia, primarily under the Einstein Bros., Noah’s and Manhattan Bagel brands. Einstein Bros. is a national fast-casual restaurant chain. Noah’s is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan Bagel is a regional fast-casual restaurant chain operated predominantly in the Northeast and Mid-Atlantic. Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, desserts, premium coffees and other café beverages.

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

Franchising and licensing of our brands allow us to increase our geographic footprint and brand recognition. We also generate additional revenues without incurring significant additional expense, capital commitments or many of the other risks associated with opening new company-owned restaurants.

Executive Summary

The most important themes or significant matters that management was focused on during the quarter are as follows:

•        Regaining transaction momentum - Management remains focused on growing transactions and system-wide comparable store sales through marketing initiatives targeting programs designed to encourage customers to try our products and new product offerings. We are encouraged by our customers' response as evidenced by the improvement in system-wide comparable store sales from the first quarter of 2009 to the second quarter of 2009.

See pages 17 and 18

•        Focus on margin expansion - Over the past year, commodity costs have decreased from exceptionally high levels. Through our supplier relationships as well as our purchasing initiatives, we expect that our cost of products will continue to decline through the remainder of 2009. In addition, we are focusing our efforts on expanding the store level margin at our company-owned restaurants through specific initiatives to reduce the costs of labor, waste and other operating costs. We are encouraged by the improvements we have achieved in the current quarter as compared to the first quarter of 2009. We have also been able to negotiate more favorable lease terms with some of our landlords. These lease modifications will result in lower future rent expense compared to the prior terms.

See pages 19 and 20

•        Debt—We established a redemption schedule with Halpern Denny III, L.P., (the “Holder”) the holder of our mandatorily redeemable Series Z Preferred Stock (“Series Z”). We redeemed $20.0 million of Series Z shares on June 30, 2009, and additional redemptions are scheduled on December 31, 2009 and March 31, 2010, with the remaining balance due on June 30, 2010. We are accruing an additional redemption amount of 250 bps higher than the highest rate paid on the Company’s funded indebtedness as provided in the Certificate of Designations for the Series Z. Our highest rate on our funded debt is currently 5.52%. We may increase the amount and frequency of the redemption payments during the redemption period.

See page 22

•        Realization of deferred tax assets—Our deferred income tax assets have been fully reserved. We reviewed various qualitative and quantitative data in regards to the realization of our deferred tax assets. Due to the current economic climate and its impact on our consumers’ behavior, and in turn the potential impact on our sales, we did not adjust our valuation allowance at June 30, 2009.

See page 11

Current Restaurant Base

As of June 30, 2009, we owned and operated, franchised or licensed 659 restaurants under three distinct brands. Our current base of company-owned restaurants under our core brands includes 345 Einstein Bros. restaurants, 77 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise four Einstein Bros. restaurants and 68 Manhattan Bagel restaurants, and license 158 Einstein Bros. restaurants and five Noah’s restaurants. In addition, we have one restaurant which we operate under a non-core brand.

The following table summarizes the beginning inventory and activity for each operating structure for the respective periods:

	13 weeks ended July 1, 2008				13 weeks ended June 30, 2009
	Company Owned	Franchised	Licensed	Total	Company Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	416	73	128	617	425	71	157	653
Opened restaurants	3	—	8	11	1	1	7	9
Closed restaurants	(1)	(3)	(1)	(5)	(2)	—	(1)	(3)

Total ending balance	418	70	135	623	424	72	163	659

	26 weeks ended July 1, 2008				26 weeks ended June 30, 2009
	Company Owned	Franchised	Licensed	Total	Company Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	416	72	124	612	426	71	152	649
Opened restaurants	6	1	12	19	1	2	12	15
Closed restaurants	(4)	(3)	(1)	(8)	(3)	(1)	(1)	(5)

Total ending balance	418	70	135	623	424	72	163	659

The following table details our restaurant openings and closings over the last twelve months:

	Trailing 12 Months Activity
	Company Owned	Franchised	Licensed	Total
Consolidated Total
Beginning balance July 1, 2008	418	70	135	623
Opened restaurants	12	3	32	47
Closed restaurants	(6)	(1)	(4)	(11)

Ending balance June 30, 2009	424	72	163	659

New Restaurant Openings

In 2009, we plan to open six company-owned restaurants, six to eight franchised restaurants, 30 to 35 licensed restaurants, and upgrade 45 of our company-owned restaurants.

Through the twenty-six weeks ended June 30, 2009, we opened one Einstein Bros. company-owned restaurant, two Einstein Bros. franchised restaurants, 12 Einstein Bros. licensed restaurants, and upgraded 20 of our company-owned restaurants.

Results of Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The second quarters in fiscal years 2008 and 2009 ended on July 1, 2008 and June 30, 2009, respectively, and each contained 13 weeks, and the year to date periods each contained twenty-six weeks.

Consolidated Results

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	July 1, 2008	June 30, 2009	2009 vs. 2008	July 1, 2008	June 30, 2009	2009 vs. 2008
Revenues	$105,414	$104,358	(1.0%)	208,678	204,781	(1.9%)
Cost of sales	83,872	83,479	(0.5%)	167,557	167,473	(0.1%)

Total gross profit	21,542	20,879	(3.1%)	41,121	37,308	(9.3%)
Operating expenses	13,002	12,864	(1.1%)	27,018	26,176	(3.1%)

Income from operations	8,540	8,015	(6.1%)	14,103	11,132	(21.1%)
Interest expense	1,328	1,156	(13.0%)	2,907	2,346	(19.3%)

Income before income taxes	7,212	6,859	(4.9%)	11,196	8,786	(21.5%)
Income taxes	298	393	31.9%	440	470	6.8%

Net income	$6,914	$6,466	(6.5%)	$10,756	$8,316	(22.7%)

In response to the current economic recession, midway through the first quarter of 2009, we implemented aggressive value-oriented initiatives aimed at increasing transactions and the frequency of guest visits. We continued this strategy during the second quarter. We are encouraged with the results of these initiatives during this challenging economic climate. Our total revenues for the thirteen weeks ended June 30, 2009 declined $1.1 million, or 1%, from the same period in 2008, whereas the decline in total revenues for the 2009 first quarter from the 2008 first quarter was $2.8 million, or 2.8%. Likewise, system-wide comparable store sales decreased 2.2% in the second quarter of 2009 while system-wide comparable store sales decreased 3.7% in the first quarter of 2009. These declines in total revenues and system-wide comparable store sales were due to ongoing economic pressure on our consumers manifesting in fewer transactions in each quarter of 2009 relative to the same quarter of 2008. As a result of fewer transactions and the related impact on revenues, as well as our decision to invest in marketing initiatives, which increased $0.5 million during the thirteen weeks ended June 30, 2009 compared to the same period in 2008, gross profit, income from operations and income before income taxes decreased $0.7 million, $0.5 million and $0.4 million, respectively, for the thirteen weeks ended June 30, 2009 from the same period in 2008.

For the twenty-six weeks ended June 30, 2009 compared to the same period in 2008, total revenues decreased $3.9 million, or 1.9%, due to ongoing economic pressure on our consumers. System-wide comparable store sales decreased 2.9% through the 2009 second quarter as a result of fewer transactions at our restaurants caused by this challenging economic climate. As a result of fewer transactions and the related impact on revenues, as well as our decision to invest in marketing initiatives, gross profit, income from operations and income before income taxes decreased $3.8 million, $3.0 million and $2.4 million, respectively, for the twenty-six weeks ended June 30, 2009 compared to the same period in 2008. Our investments in a variety of marketing strategies and initiatives aimed at building transactions and increasing the frequency of guest visits cost us approximately $2.4 million, up $1.2 million from the twenty-six weeks ended July 1, 2008. Finally, as a result of a corporate restructuring that took place in the 2008 fourth quarter, along with other cost saving initiatives, general and administrative expense decreased $2.0 million in the twenty-six weeks ended June 30, 2009. We believe these cost savings will continue for the remainder of 2009.

Company-Owned Restaurant Operations

Sales

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	July 1, 2008	June 30, 2009	2009 vs. 2008	July 1, 2008	June 30, 2009	2009 vs. 2008
Company-owned restaurant sales	$96,321	$95,052	(1.3%)	$189,931	$185,506	(2.3%)
Percent of total revenues	91.4%	91.1%		91.0%	90.6%
Company-owned restaurant gross margin	20.4%	19.2%		19.7%	17.1%
Number of company-owned restaurants	418	424		418	424

Company-owned restaurant sales for the thirteen and twenty-six weeks ended June 30, 2009 decreased $1.3 million and $4.4 million, respectively, when compared to the same periods in 2008. For the thirteen and twenty-six weeks ended June 30, 2009, our company-owned comparable store sales decreased 3.2% and 4.4%. The decline in the comparable store sales for the 2009 first quarter was 5.7%. The results were primarily due to a decrease in transactions as well as a reduction in average check. We believe the decline in transactions was mostly due to the impact of the current economic environment and the negative impact on consumer discretionary spending. We responded to this issue by implementing aggressive value-focused initiatives such as "Free Bagel Fridays", which have resulted in positive consumer response. We have continued these value-focused initiatives as well as the introduction of new products and other marketing programs through the second quarter to improve transactions in our core businesses. In the twenty-six weeks ended July 1, 2008, we implemented a price increase at both of our Einstein Bros. and Noah’s company-owned locations. During the twenty-six weeks ended June 30, 2009, we also had a modest price increase at our Noah's and Einstein Bros. company-owned restaurants. This modest pricing increase combined with the increase in units sold, was offset by higher coupon redemptions associated with our marketing initiatives which resulted in a decline in our average check.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses, other operating costs and rent and related and marketing costs.

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	July 1, 2008	June 30, 2009	2009 vs. 2008	July 1, 2008	June 30, 2009	2009 vs. 2008
Cost of goods sold	$28,933	$27,604	(4.6%)	$56,918	$55,023	(3.3%)
As a percentage of restaurant sales	30.0%	29.0%		30.0%	29.7%
Labor costs	$28,201	$28,930	2.6%	$57,151	$57,575	0.7%
As a percentage of restaurant sales	29.3%	30.4%		30.1%	31.0%
Other operating costs	$9,300	$9,413	1.2%	$18,178	$18,987	4.5%
As a percentage of restaurant sales	9.7%	9.9%		9.6%	10.2%
Rent and related, and marketing costs	$10,214	$10,897	6.7%	$20,226	$22,256	10.0%
As a percentage of restaurant sales	10.6%	11.5%		10.6%	12.0%
Total company-owned restaurant cost of sales	$76,648	$76,844	0.3%	$152,473	$153,841	0.9%
As a percentage of restaurant sales	79.6%	80.8%		80.3%	82.9%

Cost of Goods Sold

Food, beverage and packaging costs are three elements that make up cost of goods sold and constitute a large portion of the cost of sales at our company-owned restaurants. Cost of goods sold for the thirteen and twenty-six weeks ended June 30, 2009 decreased $1.3 million, or 1.0% of restaurant sales and $1.9 million, or 0.3% of restaurant sales, respectively, when compared to the same periods in 2008. For the thirteen weeks ended June 30, 2009 compared to the same period in 2008, the decrease in cost of goods sold was predominantly due to the reduction of our product costs and to a lesser extent a decrease in the volume of units sold partially offset by increased operating costs associated with six net additional stores that have opened over the last twelve months. For the twenty-six weeks ended June 30, 2009 compared to the same period in 2008, the decrease in cost of goods sold was predominantly due to a reduction in the volume of products sold partially offset by increased operating costs associated with six net additional stores that have opened over the last twelve months.

Compared to 2008, most of our commodity-based food costs are anticipated to be relatively flat or decline in 2009. Flour represents the most significant raw ingredient we purchase. To mitigate the risk of increasing market prices, we have utilized a third party to manage our wheat purchases for our company-owned production facility. We will continue to work with this third party to strategically source our key ingredient. We believe commodity costs will continue to reduce for the balance of 2009. We have secured our wheat requirements as well as established the price for wheat for virtually all of our needs for the remainder of 2009, and to date have locked in approximately 37% of our wheat requirements for fiscal 2010.

Labor Expenses

Labor expenses, which includes our general managers and restaurant-level labor costs and associated employee benefits, increased $0.7 million, or 1.1% of company-owned restaurant sales, and $0.4 million, or 0.9% of company-owned restaurant sales for the thirteen and twenty-six weeks ended June 30, 2009, respectively, compared to the same periods in 2008. For the thirteen weeks ended June 30, 2009 compared to the same period in 2008, this was primarily related to an increase in payroll-related costs and minimum wages. For the twenty-six weeks ended June 30, 2009 compared to the same period in 2008, this was primarily related to an increase in payroll related costs and minimum wages and partially offset by a decrease in incentive compensation expense.

Other Operating Costs

Other operating costs consist of other restaurant-level occupancy expenses such as utilities, repairs and maintenance costs, credit card fees and supplies. For the thirteen and twenty-six weeks ended June 30, 2009, other operating costs increased $0.1 million, or 0.2% of company-owned restaurant sales, and $0.8 million, or 0.6% of company-owned restaurant sales, respectively, compared to the same periods in 2008. This increase was primarily attributable to an increase in utility costs principally related to the net opening of six new stores that were added since July 1, 2008, additional planned repairs and maintenance on our stores that occurred earlier in 2009 as compared to 2008, and the bulk purchase of supplies which occurred during the first quarter of 2009. We took several steps aimed at controlling these costs to keep them at more normalized levels for the balance of 2009.

Rent and related, and marketing costs

Rent and related, and marketing costs consist of restaurant-level rent expense, common area maintenance expense, property taxes and marketing expense. For the thirteen and twenty-six weeks ended June 30, 2009, rent and related and marketing costs increased $0.7 million, or 0.9% of company-owned restaurant sales, and $2.0 million, or 1.4% of company-owned restaurant sales, respectively, compared to the same periods in 2008. The increase was principally attributable to an investment in our marketing initiatives that were started early in 2009, which were aimed at increasing transactions and for the launch of our new products and additional rent expense associated with the net opening of six stores over the last twelve months.

Manufacturing and Commissary Operations

Revenues

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	July 1, 2008	June 30, 2009	2009 vs. 2008	July 1, 2008	June 30, 2009	2009 vs. 2008
Manufacturing and commissary revenues	$7,640	$7,613	(0.4%)	$15,728	$15,740	0.1%
Percent of total revenues	7.2%	7.3%		7.5%	7.7%
Manufacturing and commissary gross margin	5.4%	12.8%		4.1%	13.4%

Manufacturing and commissary revenues for the thirteen and twenty-six weeks ended June 30, 2009 remained relatively flat compared to the same periods in 2008.

Cost of Sales

Cost of sales consists of cost of goods sold, labor expenses and other operating costs and expenses.

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	July 1, 2008	June 30, 2009	2009 vs. 2008	July 1, 2008	June 30, 2009	2009 vs. 2008
Manufacturing and commissary costs	$7,224	$6,635	(8.2%)	$15,084	$13,632	(9.6%)
As a percentage of manufacturing and commissary revenues	94.6%	87.2%		95.9%	86.6%

Manufacturing cost of sales are composed of cost of goods sold, labor costs and other operating costs. For the thirteen and twenty-six weeks ended June 30, 2009, manufacturing cost of sales decreased $0.6 million, or 7.4% of manufacturing and commissary revenues and $1.5 million, or 8.4% of manufacturing and commissary revenues, respectively compared to the same periods in 2008. The component change within manufacturing cost of sales is as follows:

•	Manufacturing costs of goods sold are down due to lower prices of our raw ingredient costs.

•

Labor expenses decreased for the thirteen and twenty-six weeks ended June 30, 2009 compared to the same periods in 2008. This was predominantly due to production and labor efficiencies at our bagel manufacturing facility and to a lesser extent a decrease in incentive compensation expense.

Franchise and License Operations

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	July 1, 2008	June 30, 2009	2009 vs. 2008	July 1, 2008	June 30, 2009	2009 vs. 2008
Franchise and license related revenues	$1,453	$1,693	16.5%	$3,019	$3,535	17.1%
Percent of total revenues	1.4%	1.6%		1.4%	1.7%
Franchise and license gross margin	100.0%	100.0%		100.0%	100.0%
Number of franchise and license restaurants	205	235		205	235

Overall, franchise and license revenue improvement was driven by strong royalty streams that were a result of positive comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands of 2.2% and 3.0% for the thirteen and twenty-six weeks ended June 30, 2009, respectively. Additionally, store expansion plans continued with a net 28 additional licensed restaurants and a net increase of two franchised restaurants since July 1, 2008.

Operating Expenses

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	July 1, 2008	June 30, 2009	2009 vs. 2008	July 1, 2008	June 30, 2009	2009 vs. 2008
General and administrative expenses	$9,540	$8,993	(5.7%)	20,283	18,273	(9.9%)
As a percentage of total revenues	9.1%	8.6%		9.7%	8.9%
Depreciation and amortization	$3,345	$4,106	22.8%	6,549	8,139	24.3%
As a percentage of total revenues	3.2%	3.9%		3.1%	4.0%
Other operating expenses (income)	117	(235)	**	186	(236)	**
As a percentage of total revenues	0.1%	(0.2%)		0.1%	(0.1%)

**	not meaningful

General and Administrative Expenses

Our general and administrative expenses decreased $0.5 million and $2.0 million for the thirteen and twenty-six weeks ended June 30, 2009, respectively, compared to the same periods in 2008. The overall decrease was related to the impact of our organizational restructuring that occurred in the fourth quarter of 2008, modifications and enhancements in our training programs, lower incentive compensation expense, a reduction in our overall spending, particularly in travel expenses, and lower stock-based compensation expense. The decrease in stock-based compensation expense is related to changes in fair value and vesting assumptions in 2009 compared to 2008.

Depreciation and Amortization

Depreciation and amortization expenses increased $0.8 million and $1.6 million for the thirteen and twenty-six weeks ended June 30, 2009, respectively when compared to the same periods in 2008. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the second quarter of 2008.

Based on our current purchases of capital assets our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2009 will be approximately $16.5 to $17.5 million.

Other operating expenses (income)

Other operating expenses and income consists of gains and losses on the disposal of assets, impairment losses associated with restaurant assets and other operating income or expenses. During the thirteen weeks ended June 30, 2009, we accepted a buyout offer from a landlord for an early termination of a lease on one of our restaurants, partially offset by the write-off of the associated restaurants assets that were disposed. We also paid a fee to terminate a lease early on an underperforming restaurant that had been previously impaired.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow and have sufficient availability under our revolver to fund operations, capital expenditures, required debt and interest payments and substantial payments under the Series Z. Our investment in inventory is minimal because our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

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

On May 28, 2009, the Company and the Holder of the Series Z agreed that the Company will redeem shares as follows:

(1)	$20 million to redeem 20,000 shares of Series Z on June 30, 2009;

(2)	$3 million to redeem shares of Series Z on December 31, 2009; and

(3)	$5 million to redeem shares of Series Z on March 31, 2010.

These payments include an additional redemption amount (250 bps higher than the highest rate paid on the Company’s funded indebtedness) as of the above dates of redemption of shares of the Series Z redeemed after June 30, 2009, as provided in the Certificate of Designations for the Series Z.

In addition, the Company has agreed to redeem all remaining outstanding shares of Series Z on June 30, 2010. The Company may also increase the amount and frequency of the redemption payments at any time. Shares shall be redeemed subject to the legal availability of funds. The parties have also agreed that, if the Company completes an equity offering, the Company shall pay any proceeds of the offering, in excess of amounts payable under the credit facility, to the Holder to redeem any outstanding Series Z. In addition, in the event of a merger or change of control, the outstanding Series Z shall be immediately mandatorily redeemable and the provisions of the Certificate shall control. In the event of bankruptcy, the provisions of the Certificate shall control. In exchange, the Holder has agreed not to enforce certain provisions of the Certificate.

In order to increase flexibility for raising funds to redeem the Series Z, the Company amended its existing credit facility on May 28, 2009 to permit:

(i)	the incurrence of subordinated debt provided that the replacement subordinated debt is not payable prior to December 31, 2012 (which is approximately six months after the due date of the credit facility);

(ii)	the incurrence of replacement equity in the form of another issue of mandatorily redeemable preferred stock, provided that the replacement preferred stock is not redeemable prior to December 28, 2012. and

(iii)	payment of an increased additional redemption amount at a rate up to 450 bps higher than the highest rate on the Company’s funded indebtedness for any unredeemed shares of Series Z after June 30, 2010.

In addition, the amendment to the credit agreement permits commodity forward purchasing contracts in the ordinary course of business.

Working Capital Deficit

The primary reason we are in a deficit position in our working capital is the classification of our Series Z as a current liability as it is mandatorily redeemable. As of July 1, 2008 the Series Z became a current liability because of its redemption date of June 30, 2009.

Our working capital deficit was $47.1 million at June 30, 2009 and compares to our working capital deficit of $51.2 million at December 30, 2008. This improvement of $4.1 million in our working capital position during the twenty-six weeks ended June 30, 2009 was primarily due to the generation of $8.3 million in net income and the resulting generation of $14.0 million in net cash provided by operations with only $7.2 million being invested in purchases of property and equipment, an excess of $6.8 million in net cash provided by operating activities over net cash used in investing activities.

Although we paid a combined $29.8 million in cash during the first two quarters of 2009 for our initial redemption of the Series Z ($20 million), for our debt ($7.9 million) and for our settlements of California wage and hour litigation ($1.9 million), our cash and cash equivalents balance only declined by $21 million as a result of the aforementioned excess of net cash provided by operations over our net cash used for purchases of property and equipment. Other components of working capital (accounts receivable, inventories, accounts payable, and other assets and liabilities) fluctuated marginally in the normal course of business during the first two quarters of 2009.

Covenants

We are subject to a number of customary covenants under our term loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of June 30, 2009, we were in compliance with all debt covenants.

Capital Expenditures

During the year to date period ended June 30, 2009, we used approximately $7.2 million of cash to pay for additional property and equipment that primarily included the following:

•	$3.8 million for new restaurants and to upgrade existing restaurants in 2008 and 2009; and

•	$2.6 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations.

The majority of our capital expenditures for fiscal 2009 will be for upgrades in our current restaurants and for the addition of five more company-owned restaurants. We upgraded 20 of our current restaurants during the year to date period ended June 30, 2009 and intend to upgrade at least 25 more during the remainder of 2009.

Off-Balance Sheet Arrangements

Except for our line of credit and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

For the thirteen and twenty-six weeks ended June 30, 2009, there were no material changes outside the ordinary course of business to our contractual obligations.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of our 2008 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to our Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on May 5, 2009, in connection with which we filed a Proxy Statement with the SEC on March 26, 2009.

(b)	The following matters were voted upon at the meeting and approved by the shareholders:

(1)	Each of the nominees, as described in the Proxy Statement referenced above, was re-elected as a director to hold office until the next Annual Meeting of Shareholders or until his successor is elected and qualified.

Nominee name	Votes For	Votes Withheld
Michael W. Arthur	14,887,117	586,157
E. Nelson Heumann	13,721,675	1,751,599
Frank C. Meyer	14,887,951	585,323
Thomas J. Mueller	14,977,693	495,581
Jeffrey J. O’Neill	13,805,341	1,667,933
S. Garrett Stonehouse, Jr.	14,976,693	496,581

(2)	Proposal to approve an amendment to the stock option plan for non-employee independent directors to increase the number of shares authorized for issuance to 500,000.

Votes For	Votes Against	Abstentions
14,455,313	230,090	25,578

(3)	Proposal to ratify the appointment of Grant Thornton LLP, an independent registered public accounting firm, as independent auditors for the Company for the fiscal year ending December 30, 2009.

Votes For	Votes Against	Abstentions
15,463,527	9,422	325

Item 6.	Exhibits

10.1	Letter Agreement with Halpern Denny III L.P. regarding the Redemption of Series Z Preferred Stock (1)

10.2	Amendment No. 2 to Amended and Restated Credit Agreement (1)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification by Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company’s current report on Form 8-K filed on June 2, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: August 6, 2009	By:	/s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill Chief Executive Officer

Date: August 6, 2009	By:	/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz Chief Financial Officer