Form 10-Q
period 2009-09-29
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2009-11-06
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2009

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

As of November 4, 2009, there were 16,364,872 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 30, 2008	September 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,216	$11,103
Restricted cash	526	447
Accounts receivable, net of allowance of $216 and $181, respectively	6,459	6,177
Inventories	5,290	4,948
Current deferred income tax assets	—	8,221
Prepaid expenses and other current assets	4,774	5,366

Total current assets	41,265	36,262

Property, plant and equipment, net	59,747	57,070
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Long-term deferred income tax assets	—	48,462
Debt issuance costs and other assets, net	3,105	3,186

Total assets	$172,929	$213,792

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,123	$4,270
Accrued expenses and other current liabilities	22,160	22,255
Current portion of long-term debt	8,088	6,407
Current portion of obligations under capital leases	61	24
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 and 37,000 shares outstanding	57,000	37,000

Total current liabilities	92,432	69,956

Long-term debt	79,787	73,605
Long-term obligations under capital leases	38	24
Other liabilities	14,323	11,909

Total liabilities	186,580	155,494

Commitments and contingencies

Stockholders’ deficit:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,969,167 and 16,355,679 shares issued and outstanding	16	16
Additional paid-in capital	264,179	266,268
Accumulated other comprehensive loss, net of income tax	(2,470)	(1,787)
Accumulated deficit	(275,376)	(206,199)

Total stockholders’ (deficit) equity	(13,651)	58,298

Total liabilities and stockholders’ (deficit) equity	$172,929	$213,792

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(unaudited)

	13 weeks ended		39 weeks ended
	September 30, 2008	September 29, 2009	September 30, 2008	September 29, 2009
Revenues:
Company-owned restaurant sales	$92,400	$91,237	$282,331	$276,743
Manufacturing and commissary revenues	6,991	7,050	22,719	22,790
Franchise and license related revenues	1,504	1,759	4,523	5,294

Total revenues	100,895	100,046	309,573	304,827

Cost of sales:
Company-owned restaurant costs	75,189	75,232	227,662	229,073
Manufacturing and commissary costs	6,523	6,187	21,607	19,819

Total cost of sales	81,712	81,419	249,269	248,892

Gross profit	19,183	18,627	60,304	55,935

Operating expenses (income):
General and administrative expenses	7,652	8,100	27,935	26,373
California wage and hour settlements	1,900	—	1,900	—
Depreciation and amortization	3,644	4,222	10,193	12,361
Other operating expenses (income)	(10)	92	176	(144)

Income from operations	5,997	6,213	20,100	17,345

Interest expense, net	1,250	1,894	4,157	4,240

Income before income taxes	4,747	4,319	15,943	13,105

Provision for income tax:
Current income tax expense	210	230	650	700
Deferred income tax benefit	—	(56,772)	—	(56,772)

Total provision (benefit) for income tax	210	(56,542)	650	(56,072)

Net income	$4,537	$60,861	$15,293	$69,177

Net income per common share – Basic	$0.28	$3.75	$0.96	$4.30

Net income per common share – Diluted	$0.28	$3.65	$0.93	$4.21

Weighted average number of common shares outstanding:
Basic	15,948,180	16,236,271	15,921,645	16,103,170

Diluted	16,412,748	16,693,843	16,425,235	16,446,532

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 weeks ended
	September 30, 2008	September 29, 2009

OPERATING ACTIVITIES:
Net income	$15,293	$69,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,193	12,361
Deferred income tax benefit	—	(56,772)
Stock-based compensation expense	877	768
Loss, net of (gains), on disposal of assets	122	160
Impairment charges and other related costs	54	—
Provision for losses on accounts receivable	98	150
Amortization of debt issuance and debt discount costs	366	429
Changes in operating assets and liabilities:
Restricted cash	316	79
Accounts receivable	502	132
Accounts payable and accrued expenses	4,873	(663)
Accrued Series Z additional redemption	—	750
Other assets and liabilities	1,001	(2,402)

Net cash provided by operating activities	33,695	24,169

INVESTING ACTIVITIES:
Purchase of property and equipment	(19,649)	(10,700)
Proceeds from the sale of equipment	17	2
Acquisition of restaurant assets	(7)	—

Net cash used in investing activities	(19,639)	(10,698)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(65)	(42)
Repayments under the term loan	(1,675)	(7,863)
Redemptions under mandatorily redeemable Series Z Preferred Stock	—	(20,000)
Proceeds upon stock option exercises	398	1,321

Net cash used in financing activities	(1,342)	(26,584)

Net increase (decrease) in cash and cash equivalents	12,714	(13,113)
Cash and cash equivalents, beginning of period	9,436	24,216

Cash and cash equivalents, end of period	$22,150	$11,103

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of December 30, 2008, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.

As of September 29, 2009, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”), and New World Coffee (“New World”).

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

2. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”) codified as FASB Accounting Standards Codification Topic 855 (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on our consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Supplemental Cash Flow Information

	39 weeks ended
	September 30, 2008	September 29, 2009
	(in thousands of dollars)
Cash paid during the year to date period ended:
Interest related to:
Term loan	$4,242	$2,950
Other	211	$187

Income taxes	$665	$1,247

Non-cash investing activities:

Non-cash purchase of equipment through capital leasing	$(33)	$(14)

Change in accrued expenses for purchases of property and equipment	$(873)	$(845)

4. Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 30, 2008	September 29, 2009
	(in thousands of dollars)
Finished goods	$4,067	$3,735
Raw materials	1,223	1,213

Total inventories	$5,290	$4,948

5. Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of September 29, 2009, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

We performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of December 30, 2008 and there was no indication of impairment. During the year to date period ended September 29, 2009, there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

6. Long-Term Debt

Our debt is composed of a credit facility with a modified term loan that has an original principal amount of $90 million and a $20 million revolver. The term loan had outstanding balances of $87.9 million and $80.0 million as of December 30, 2008 and September 29, 2009, respectively. We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Borrowings under this credit facility bear interest at a rate equal to an applicable margin plus, at our option,

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

either a variable base rate or a Eurodollar rate. As of September 29, 2009, the weighted average interest rate under the term loan, excluding the interest rate swap described in Note 7, was 2.25%. The revolver and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 30, 2008 and September 29, 2009, we were in compliance with all our financial and operating covenants.

In addition to our calendar quarterly payments of $225,000 due on our term loan, we are also required to make excess cash flow payments on our term loan as defined in our credit facility. We made an excess cash flow payment of $7.2 million in the first quarter 2009 and, based on our current financial forecast, we estimate approximately $5.5 million will be due and payable in the first quarter of 2010 and is included in the current portion of long-term debt.

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

7. Interest Rate Swap and Other Comprehensive Income/Loss

On May 7, 2008, we entered into an interest rate swap agreement relating to our term loan for the next two years, effective starting in August 2008. The Company is required to make payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company will receive interest on a $60 million of notional amount at a variable rate. The variable rate interest the Company will receive is based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap is to fix the interest rate on $60 million of our term loan at 3.52% plus an applicable margin. As of September 29, 2009 the weighted average interest rate under the term loan including this swap was 4.71%.

The fair value measurement of the interest rate swap was performed using significant other observable inputs (level 2) to calculate a liability of $1.7 million as of September 29, 2009, which is recorded in other liabilities on the Company’s consolidated balance sheet. As of September 29, 2009, the change in fair value associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

	39 weeks ended September 30, 2008	39 weeks ended September 29, 2009
	(in thousands of dollars)
Net income	$15,293	$69,177
Unrealized (loss) gain on cash flow hedge	(289)	772
Income tax expense related to other comprehensive income	—	(89)

Total comprehensive income	$15,004	$69,860

The Company will reclassify any gain or loss from accumulated other comprehensive loss, net of tax, on the Company’s condensed consolidated balance sheet to other expense/income on the Company’s consolidated statements of operations if the Company chooses to terminate the swap before its expiration.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

8. Mandatorily Redeemable Series Z Preferred Stock

On May 28, 2009, the Company and Halpern Denny III, L.P. (the “Holder”), the holder of the mandatorily redeemable Series Z, agreed that the Company will redeem shares as follows:

(1)	$20 million to redeem 20,000 shares of Series Z on June 30, 2009;

(2)	$3 million to redeem shares of Series Z on December 31, 2009; and

(3)	$5 million to redeem shares of Series Z on March 31, 2010.

The first payment was made on June 30, 2009, which reduced the outstanding balance to $37.0 million. The second and third payments will include an additional redemption amount as of the above dates of redemption of shares of the Series Z redeemed after June 30, 2009. The additional redemption amount is based on a rate that is 250 bps higher than the highest rate paid on the Company’s funded indebtedness, as provided in the Certificate of Designations for the Series Z. As of September 30, 2009, the Company accrued $0.8 million of additional redemption that is recorded in accrued expenses and other liabilities on the balance sheet and included within interest expense on the statements of operation.

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

The current fair value of the Series Z, which was determined by using the remaining term of the Series Z and the effective dividend rate from the Certificate of Designation, is estimated to be $35.1 million as of September 29, 2009.

9. Stock-Based Compensation

Our stock-based compensation cost for the thirteen weeks ended September 30, 2008 and September 29, 2009 was $67,000 and $0.2 million, respectively, and for the thirty-nine weeks ended September 30, 2008 and September 29, 2009 was $0.9 million and $0.8 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		39 weeks ended
	September 30, 2008	September 29, 2009	September 30, 2008	September 29, 2009
Expected life of options and SARs from date of grant	3.25 - 6.0 years	3.25 -6.0 years	3.25 -6.0 years	2.75 -6.0 years
Risk-free interest rate	2.92%	1.65 -2.80%	2.49 -2.92%	1.13 -2.80%
Volatility	33%	42%	31 -33%	40 -42%
Assumed dividend yield	0%	0%	0%	0%

We evaluate and revise the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of September 29, 2009, we had approximately $1.0 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 1.6 years.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Stock Option Plan Activity

Transactions during the thirty-nine weeks ended September 29, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 30, 2008	1,201,442	$8.04
Granted	287,000	5.27
Exercised	(322,310)	4.10
Cancelled/Forfeited	(14,642)	9.24
Expired	(20,000)	3.75

Outstanding, September 29, 2009	1,131,490	$8.52	7.25

Exercisable and vested, September 29, 2009	512,638	$8.64	5.19

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 30, 2008	471,409	$4.06
Granted	287,000	2.11
Vested	(125,480)	3.69
Forfeited	(14,077)	3.18

Non-vested options, September 29, 2009	618,852	$2.85

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended September 29, 2009 was $2.4 million.

Stock Appreciation Rights Plan Activity

Transactions during the thirty-nine weeks ended September 29, 2009 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 30, 2008	46,501	$11.78
Granted	22,000	9.31
Exercised	(1,224)	8.00
Forfeited	(5,600)	12.12

Outstanding, September 29, 2009	61,677	$10.96	3.39

Exercisable and vested, September 29, 2009	35,804	$11.71	2.50

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 30, 2008	25,885	$5.24
Granted	22,000	2.93
Vested	(19,676)	5.44
Forfeited	(2,336)	4.09

Non-vested rights September 29, 2009	25,873	$2.87

The aggregate intrinsic value of SARs exercised during the quarter ended September 29, 2009 was $5,000.

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

10. Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	September 30, 2008	September 29, 2009	September 30, 2008	September 29, 2009
	(in thousands, except earnings per share and related share information)
Net income (a)	$4,537	$60,861	$15,293	$69,177

Basic weighted average shares outstanding (b)	15,948,180	16,236,271	15,921,645	16,103,170
Dilutive effect of stock options and SARs	464,568	457,572	503,590	343,362

Diluted weighted average shares outstanding (c)	16,412,748	16,693,843	16,425,235	16,446,532

Basic earnings per share (a)/(b)	$0.28	$3.75	$0.96	$4.30

Diluted earnings per share (a)/(c)	$0.28	$3.65	$0.93	$4.21

Anti-dilutive stock options and SARs	406,689	253,265	406,689	407,025

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

11. Income Taxes

We have recorded current income tax expense of $0.2 million in each of the thirteen weeks ended September 30, 2008 and September 29, 2009, respectively, and $0.7 million in each of the thirty-nine weeks ended September 30, 2008 and September 29, 2009, respectively. Utilization of our net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2008 and 2009. Additionally, we have recorded a net deferred

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

tax benefit of $56.8 million, comprised of a $61.0 million reversal of substantially all of our valuation allowance, partially offset by deferred tax expense of $4.2 million, in each of the thirteen and thirty-nine weeks ended September 29, 2009.

As of December 30, 2008, NOL carryforwards of $137.1 million were available to be utilized against future taxable income for years through fiscal 2026, subject in part to annual limitations. Our ability to utilize our net operating losses could be further limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code. The occurrence of an additional ownership change would limit our ability to utilize approximately $106.4 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. On December 30, 2008, we filed a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. On September 24, 2009, we received a favorable ruling from the IRS agreeing with our methodology. As a result of the favorable ruling, approximately $124.9 million of our NOL carryforwards are available as of December 30, 2008 to be utilized against future taxable income through fiscal 2026, subject in part to annual limitations. We expect that approximately $12.2 million of our NOL carryforwards will expire prior to utilization. Accordingly, we have provided a full valuation allowance of $4.9 million related to this portion of our deferred tax assets. The occurrence of an additional ownership change, however, would limit our ability to utilize our NOL carryforwards and other tax attributes.

We continuously assess the likelihood of realization of the benefits of our deferred tax assets. We consider many qualitative and quantitative factors, including:

•	The level of our historical taxable income and projections of our future taxable income over periods in which the deferred tax assets would be deductible;

•	accumulation of our income (loss) before taxes utilizing a look-back period of at least three fiscal years;

•	events within the restaurant industry;

•	the cyclical nature of our business;

•	the health of the economy;

•	our future forecasts of taxable income; and

•	historical trending.

Based upon our most recent assessment in the third quarter of 2009, we reduced our $65.9 million valuation allowance by $61.0 million to $4.9 million after consideration of the following qualitative and quantitative factors:

•	Our continued profitability through September 29, 2009 resulting in nine consecutive quarters of pretax profitability;

•	our cumulative income before taxes of $41.5 million over the last fifteen quarters;

•	our cumulative income from operations of $94.7 million over the last fifteen quarters;

•	our projections of future taxable income, including our consideration of the wide-spread consensus that the economic climate is beginning to improve;

•	historical trending; and

•	the favorable ruling received from the IRS regarding our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We remain subject to examination by U.S. federal, state and local tax authorities for tax years 2006 through 2008 and with certain state and local authorities for tax years 2005 through 2008. With a few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2004 and prior.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

12. Commitments and Contingencies

Letters of Credit and Line of Credit

As of September 29, 2009, we had $7.1 million in letters of credit outstanding. The letters of credit expire on various dates during 2009 and 2010, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.0 million reduce our availability under the revolver. Our availability under the revolver was $13.0 million as of September 29, 2009.

Litigation

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and others. We do not believe any currently pending or threatened matter, other than as described below, would have a material adverse effect on our business, results of operations or financial condition.

On August 31, 2007, the Company was served in an action brought by Fiera Foods Company (“Fiera”) in the Superior Court of Justice of Ontario, Canada. Fiera claims that the Company failed to negotiate in good faith for a frozen bagel dough supply agreement, which was not concluded, and made misrepresentations in the negotiations. Fiera is seeking damages of $17.0 million (Canadian) as well as interest and costs. This converts to approximately $15.6 million in United States dollars as of September 29, 2009 excluding interest and costs. The Company believes that these claims are not valid, is defending this action and has not recorded a liability. Discovery has commenced.

13. Subsequent Events

We have evaluated subsequent events through November 6, 2009, which is the date that these financial statements were issued. No material subsequent events have occurred since September 29, 2009 that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. An expanded discussion of some of these risk factors follows. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 30, 2008 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

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

Company Overview

We are a leading fast-casual restaurant chain, specializing in fresh baked high-quality foods for breakfast and lunch in a café setting with a neighborhood atmosphere. As of September 29, 2009, we owned and operated, franchised or licensed 671 restaurants in 36 states and in the District of Columbia, primarily under the Einstein Bros., Noah’s and Manhattan Bagel brands. Einstein Bros. is a national fast-casual restaurant chain. Noah’s is a regional fast-casual restaurant chain operated exclusively on the West Coast and Manhattan Bagel is a regional fast-casual restaurant chain operated predominantly in the Northeast and Mid-Atlantic. Our product offerings include fresh bagels and other goods baked on-site, made-to-order sandwiches on a variety of bagels and breads, gourmet soups and salads, desserts, premium coffees and other café beverages.

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

Executive Summary

The most important themes or significant matters that management was focused on during the quarter are as follows:

•     Regaining transaction momentum – Management remains focused on re-building comparable store sales by marketing investments which drive trial and transaction growth. This investment has been targeted to our core breakfast daypart with offers such as Free Bagel Fridays and a strong pace of new product innovation. In the second quarter, the Company launched a new 400 calorie breakfast menu and introduced a premium Frozen Strawberry Lemonade, and in the third quarter, introduced the $1.99 Chicken Bagel wrap and re-introduced the Bagel Poppers. We remain encouraged by the results of these initiatives especially in our core breakfast daypart.

See pages 17 and 18

•     Focus on margin expansion—Over the past year, commodity costs have decreased from exceptionally high levels. Through our supplier relationships as well as our purchasing initiatives, we expect that our cost of products will continue to decline through the remainder of 2009. In addition, we are focusing our efforts on expanding the store level margin at our company-owned restaurants through specific initiatives to reduce the costs of labor, waste and other operating costs. We have continued the process of negotiating more favorable lease terms with many of our landlords. We believe these lease modifications will result in lower future rent expense compared to the prior terms.

See pages 19 and 20

•     Realization of deferred tax assets – As previously disclosed, we continuously evaluate the likelihood for realization of the benefits of our deferred tax assets. Based upon our most recent evaluation of all available qualitative and quantitative data, we concluded it is more likely than not that we will realize the benefits of substantially all of our deferred tax assets. Accordingly, we reversed $61.0 million of our valuation allowance which resulted in a $61.0 million deferred tax benefit in the third quarter and increased our net deferred tax assets by the same amount. A $4.9 million valuation allowance still remains on approximately $12.2 million of our NOL carryforwards that will expire prior to utilization.

See page 22

Current Restaurant Base

As of September 29, 2009, we owned and operated, franchised or licensed 671 restaurants mainly under three distinct brands. Our current base of company-owned restaurants under our core brands includes 346 Einstein Bros. restaurants, 76 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise six Einstein Bros. restaurants and 69 Manhattan Bagel restaurants, and license 170 Einstein Bros. restaurants and two Noah’s restaurants. In support of our strategy to only license the Einstein Bros. brand, we recently converted three of our Noah’s licensed restaurants to the Einstein Bros. brand. We anticipate converting the remaining two Noah’s licensed restaurants to Einstein Bros. by the end of the year. In addition, we have one restaurant which we operate under a non-core brand.

The following table summarizes the beginning inventory and activity for each operating structure for the respective periods:

	13 weeks ended September 30, 2008				13 weeks ended September 29, 2009
	Company Owned	Franchised	Licensed	Total	Company Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	418	70	135	623	424	72	163	659
Opened restaurants	3	1	10	14	2	3	10	15
Closed restaurants	(3)	—	(2)	(5)	(2)	—	(1)	(3)

Total ending balance	418	71	143	632	424	75	172	671

	39 weeks ended September 30, 2008				39 weeks ended September 29, 2009
	Company Owned	Franchised	Licensed	Total	Company Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	416	72	124	612	426	71	152	649
Opened restaurants	9	2	22	33	3	5	22	30
Closed restaurants	(7)	(3)	(3)	(13)	(5)	(1)	(2)	(8)

Total ending balance	418	71	143	632	424	75	172	671

The following table details our restaurant openings and closings over the last twelve months:

	Trailing 12 Months Activity
	Company Owned	Franchised	Licensed	Total
Consolidated Total
Beginning balance September 30, 2008	418	71	143	632
Opened restaurants	11	5	32	48
Closed restaurants	(5)	(1)	(3)	(9)

Ending balance September 29, 2009	424	75	172	671

New Restaurant Openings

In 2009, we plan to open six company-owned restaurants, six to eight franchised restaurants, 30 to 35 licensed restaurants, and upgrade 45 of our company-owned restaurants.

Through the thirty-nine weeks ended September 29, 2009, we opened three Einstein Bros. company-owned restaurants, four Einstein Bros. and one Manhattan Bagel franchised restaurants, 22 Einstein Bros. licensed restaurants, and upgraded 28 of our company-owned restaurants.

Results of Operations

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The third quarters in fiscal years 2008 and 2009 ended on September 30, 2008 and September 29, 2009, respectively, and each contained 13 weeks, and the year to date periods each contained thirty-nine weeks.

Consolidated Results

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
Revenues	$100,895	$100,046	(0.8)%	309,573	304,827	(1.5)%
Cost of sales	81,712	81,419	(0.4)%	249,269	248,892	(0.2)%

Total gross profit	19,183	18,627	(2.9)%	60,304	55,935	(7.2)%
Operating expenses	13,186	12,414	(5.9)%	40,204	38,590	(4.0)%

Income from operations	5,997	6,213	3.6%	20,100	17,345	(13.7)%
Interest expense	1,250	1,894	51.5%	4,157	4,240	2.0%

Income before income taxes	4,747	4,319	(9.0)%	15,943	13,105	(17.8)%
Total provision (benefit) for income tax	210	(56,542)	* *	650	(56,072)	* *

Net income	$4,537	$60,861	* *	$15,293	$69,177	* *

**	not meaningful

In response to the impacts of the current economic recession, midway through the first quarter of 2009, we implemented multiple coupon-oriented initiatives focused around our core breakfast product offerings as well as other value-oriented initiatives aimed at increasing transactions and the frequency of guest visits. We continued this strategy through the third quarter. We are encouraged with the results of these initiatives during this challenging economic climate. System-wide comparable store sales decreased 2.7% and 2.8% for the thirteen and thirty-nine weeks ended September 29, 2009, respectively. We believe our decline in total revenues and system-wide comparable store sales are driven largely by the weak economic environment and the impact it has on consumer discretionary spending. We believe that this economic climate has also put pressure on our catering sales as demand from our business customers has declined.

Our gross profit margins have been pressured due primarily to the unfavorable deleveraging of certain operating expenses, higher health care benefit costs and the impact of increased investments in marketing initiatives. During periods of lower sales, we typically experience deleveraging in those cost elements that are not fully variable to changes in sales. These costs include other operating expenses, rent and related costs, and to a lesser extent, labor costs. In addition, our health care benefit costs have increased $0.3 million and $1.2 million, respectively for the thirteen and thirty-nine weeks ended September 29, 2009 compared to the same periods in 2008. We also continued to support our focus around our core breakfast offerings and other value-oriented initiatives by increasing our investments in marketing by $0.6 million and $1.8 million higher for the thirteen and thirty-nine weeks ended September 29, 2009 compared to the same periods in 2008.

As a result of a corporate restructuring that took place in the 2008 fourth quarter, along with other cost saving initiatives, general and administrative expense decreased $1.6 million in the thirty-nine weeks ended September 29, 2009. On June 30, 2009, the unredeemed balance of the Series Z Preferred Stock (“Series Z”) began accruing additional redemption, which resulted in higher interest expense of $0.8 million. Finally, we recorded a net deferred tax benefit of $56.8 million primarily due to the reversal of $61.0 million of our valuation allowance.

Company-Owned Restaurant Operations

Sales

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
Company-owned restaurant sales	$92,400	$91,237	(1.3)%	$282,331	$276,743	(2.0)%
Percent of total revenues	91.6%	91.2%		91.2%	90.8%
Company-owned restaurant gross margin	18.6%	17.5%		19.4%	17.2%
Number of company-owned restaurants	418	424		418	424

Company-owned restaurant sales for the thirteen and thirty-nine weeks ended September 29, 2009 decreased $1.2 million and $5.6 million, respectively, when compared to the same periods in 2008. For the thirteen weeks ended September 29, 2009, our company-owned comparable store sales decreased 3.1% which was similar to the trend in the second quarter, and our company-owned comparable store sales decreased 4.0% for the thirty-nine weeks ended September 29, 2009. However our continued focus on initiatives that drive incremental transaction leveled out the decline in transactions from down 1.5% for the current quarter versus declines of 5% to 6% coming into the year. We believe the decline in transactions was mostly due to the impact of the current economic environment and the negative impact on consumer discretionary spending and manifested in our results through a decline in our catering business and a reduction in average check. Partially offsetting the negative impact that the economy had on traffic was the continued leveling of our breakfast daypart during the thirteen weeks ended September 29, 2009. We attribute this to the implementation of several trial and frequency related offerings as well as value-focused initiatives and new product offerings.

Our average check declined slightly for the third quarter primarily due to greater coupon redemptions associated with our initiatives and a slightly unfavorable change in the mix of products sold. Additionally, we have taken modest price increase in 2009 at our Einstein Bros. and Noah’s company-owned restaurants compared to the price increases taken during 2008.

Cost of sales

Cost of sales consists of cost of goods sold, labor expenses, other operating costs and rent and related and marketing costs.

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
Cost of goods sold	$27,602	$26,293	(4.7)%	$84,520	$81,316	(3.8)%
As a percentage of restaurant sales	29.9%	28.8%		29.9%	29.4%

Labor costs	$27,313	$27,826	1.9%	$84,464	$85,401	1.1%
As a percentage of restaurant sales	29.6%	30.5%		29.9%	30.9%

Other operating costs	$9,934	$9,638	(3.0)%	$28,111	$28,625	1.8%
As a percentage of restaurant sales	10.8%	10.6%		10.0%	10.3%

Rent and related, and marketing costs	$10,340	$11,475	11.0%	$30,567	$33,731	10.4%
As a percentage of restaurant sales	11.2%	12.6%		10.8%	12.2%

Total company-owned restaurant cost of sales	$75,189	$75,232	0.1%	$227,662	$229,073	0.6%
As a percentage of restaurant sales	81.4%	82.5%		80.6%	82.8%

Cost of goods sold

Food, beverage and packaging costs are three elements that make up cost of goods sold and constitute a large portion of the cost of sales at our company-owned restaurants. Cost of goods sold for the thirteen and thirty-nine weeks ended September 29, 2009 decreased 1.1% of company-owned restaurant sales and 0.5% of company-owned restaurant sales, respectively, when compared to the same periods in 2008. For the thirteen weeks ended September 29, 2009 compared to the same period in 2008, the decrease in cost of goods sold was predominantly due to the reduction of our product costs and to a lesser extent a decrease in the volume of units sold partially offset by increased operating costs associated with six net additional stores that have opened over the last twelve months. For the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008, the decrease in cost of goods sold was predominantly due to a reduction in the volume of products sold partially offset by increased operating costs associated with six net additional stores that have opened over the last twelve months.

Compared to 2008, most of our commodity-based food costs have been relatively flat or declined in 2009. Flour represents the most significant raw ingredient we purchase. To mitigate the risk of increasing market prices, we have utilized a third party to manage our wheat purchases for our company-owned production facility. We will continue to work with this third party to strategically source our key ingredient. We believe commodity costs will continue to reduce for the balance of 2009. We have secured our wheat requirements as well as established the price for wheat for virtually all of our needs for the remainder of 2009, and to date have locked in approximately 43% of our wheat requirements for fiscal 2010.

Labor costs

Labor costs, which include our general managers and restaurant-level labor costs and associated employee benefits, increased 0.9% of company-owned restaurant sales, and 1.0% of company-owned restaurant sales for the thirteen and thirty-nine weeks ended September 29, 2009, respectively, compared to the same periods in 2008. For the thirteen and thirty-nine weeks ended September 29, 2009 compared to the same period in 2008, this was primarily related to an investment in expanding our catering presence into new areas, as well as increased health care benefit costs and increased minimum wages, partially offset by a decrease in incentive compensation expense. Labor costs as a percent of company-owned restaurant sales also increased due to the semi-variable nature of these costs.

Other operating costs

Other operating costs consist of other restaurant-level occupancy expenses such as utilities, repairs and maintenance costs, credit card fees and supplies. For the thirteen and thirty-nine weeks ended September 29, 2009, other operating costs decreased 0.2% of company-owned restaurant sales, and increased 0.3% of company-owned restaurant sales, respectively, compared to the same periods in 2008. The decrease for the quarter was primarily due to a decrease in utility costs principally related to declining natural gas and electricity costs. The increase for the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008 was primarily due to additional planned repairs and maintenance on our stores and the bulk purchase of supplies which occurred during the first quarter of 2009, partially offset by lower utility costs. Other operating costs as a percent of company-owned restaurant sales also increased due to the semi-variable nature of these costs.

Rent and related, and marketing costs

Rent and related, and marketing costs consist of restaurant-level rent expense, common area maintenance expense, property taxes and marketing expense. For the thirteen and thirty-nine weeks ended September 29, 2009, rent and related and marketing costs increased 1.4% of company-owned restaurant sales, and 1.4% of company-owned restaurant sales, respectively, compared to the same periods in 2008. The increase was principally attributable to an investment in our marketing initiatives that were started early in 2009, which were aimed at increasing transactions and for the launch of our new products, additional rent expense associated with the net opening of six stores over the last twelve months, and increased delivery costs as we reimburse our catering drivers for their mileage. Rent and related, and marketing costs as a percent of company-owned restaurant sales also increased due to the semi-variable nature of these costs.

Manufacturing and Commissary Operations

Revenues

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
Manufacturing and commissary revenues	$6,991	$7,050	0.8%	$22,719	$22,790	0.3%
Percent of total revenues	6.9%	7.0%		7.3%	7.5%
Manufacturing and commissary gross margin	6.7%	12.2%		4.9%	13.0%

Manufacturing and commissary revenues for the thirteen and thirty-nine weeks ended September 29, 2009 remained relatively flat compared to the same periods in 2008.

Cost of sales

Cost of sales consists of cost of goods sold, labor expenses and other operating costs and expenses.

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
Manufacturing and commissary costs	$6,523	$6,187	(5.2)%	$21,607	$19,819	(8.3)%
As a percentage of manufacturing and commissary revenues	93.3%	87.8%		95.1%	87.0%

Manufacturing cost of sales are composed of cost of goods sold, labor costs and other operating costs. For the thirteen and thirty-nine weeks ended September 29, 2009, manufacturing cost of sales decreased 5.5% of manufacturing and commissary revenues and 8.1% of manufacturing and commissary revenues, respectively compared to the same periods in 2008. The component change within manufacturing cost of sales is as follows:

•	Manufacturing costs of goods sold are down due to lower prices of our raw ingredient costs.

•

Labor expenses remained relatively flat for the thirteen weeks ended September 29, 2009 compared to the same period in 2008. Labor expenses decreased for the thirty-nine weeks ended September 29, 2009 compared to the same period in 2008 primarily due to production and labor efficiencies at our bagel manufacturing facility.

Franchise and License Operations

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
Franchise and license related revenues	$1,504	$1,759	17.0%	$4,523	$5,294	17.0%
Percent of total revenues	1.5%	1.8%		1.5%	1.7%
Franchise and license gross margin	100.0%	100.0%		100.0%	100.0%
Number of franchise and license restaurants	214	247		214	247

Overall, franchise and license revenue improvement was driven by strong royalty streams that were a result of the net opening of 29 license locations and four franchise locations over the last twelve months. For the thirteen and thirty-nine weeks ended September 29, 2009, franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands comparable store sales were down 1.0% and positive 1.7%, respectively.

During the thirteen weeks ended September 29, 2009 we signed two new development agreements for a total of eight new franchise locations in the upcoming years. Also, during the third quarter, we revised a development agreement with one of our franchisees to modify the number of franchise stores to be built under the development agreement from 21 to four.

Operating Expenses

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
General and administrative expenses	$7,652	$8,100	5.9%	27,935	26,373	(5.6)%
As a percentage of total revenues	7.6%	8.1%		9.0%	8.7%
California wage and hour settlements	$1,900	$—	(100.0)%	1,900	—	(100.0)%
As a percentage of total revenues	1.9%	0.0%		0.6%	0.0%
Depreciation and amortization	$3,644	$4,222	15.9%	10,193	12,361	21.3%
As a percentage of total revenues	3.6%	4.2%		3.3%	4.1%
Other operating expenses (income)	(10)	92	* *	176	(144)	* *
As a percentage of total revenues	0.0%	0.1%		0.1%	0.0%

**	not meaningful

General and administrative expenses

Our general and administrative expenses increased $0.4 million for the thirteen weeks ended September 29, 2009 compared to the same period in 2008, but remains $1.6 million below the prior year for the thirty-nine weeks ended September 29, 2009.

The year over year quarterly increase was primarily due to a significant change during the third quarter of 2008 of the vesting assumptions used to calculate our stock-based compensation which resulted in lower expense during that quarter. Additionally, the Company had an increase in employee benefits during the thirteen weeks ended September 29, 2009, partially offset by a decrease in incentive compensation.

The decrease for the thirty-nine weeks ended September 29, 2009 was related to the impact of our organizational restructuring that occurred in the fourth quarter of 2008, lower incentive compensation expense, a reduction in our overall corporate spending, and lower stock-based compensation expense. The overall decrease in stock-based compensation expense is related to changes in fair value and vesting assumptions in 2009 compared to 2008.

Depreciation and amortization

Depreciation and amortization expenses increased $0.6 million and $2.2 million for the thirteen and thirty-nine weeks ended September 29, 2009, respectively, when compared to the same periods in 2008. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the third quarter of 2008.

Based on our current purchases of capital assets our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2009 will be approximately $16.5 to $17.5 million.

Income taxes

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 30, 2008	September 29, 2009	2009 vs. 2008	September 30, 2008	September 29, 2009	2009 vs. 2008
Current income tax expense	$210	$230	9.5%	650	700	7.7%
Deferred income tax benefit	$—	$(56,772)		—	(56,772)

Total provision (benefit) for income tax	$210	$(56,542)		$650	$(56,072)
As a percentage of total revenues	0.2%	(56.5)%		0.2%	(18.4)%

We have recorded current income tax expense of $0.2 million in each of the thirteen weeks ended September 30, 2008 and September 29, 2009, respectively, and $0.7 million in each of the thirty-nine weeks ended September 30, 2008 and September 29, 2009, respectively. Utilization of our net operating loss carryforwards reduced our federal and state income tax liability incurred in 2008 and 2009. Additionally, we have recorded a net deferred tax benefit of $56.8 million, comprised of a $61.0 million reversal of substantially all of our valuation allowance, partially offset by deferred tax expense of $4.2 million, in each of the thirteen and thirty-nine weeks ended September 29, 2009.

As previously disclosed, we continuously assess the likelihood for realization of the benefits of our deferred tax assets. Based upon our most recent assessment of all available qualitative and quantitative data, we concluded it is more likely than not that we will realize the benefits of substantially all of our deferred tax assets. In the third quarter of 2009, we reduced our $65.9 million valuation allowance by $61.0 million to $4.9 million after consideration of the following factors:

•	Our continued profitability through September 29, 2009 resulting in nine consecutive quarters of pretax profitability;

•	our cumulative income before taxes of $41.5 million over the last fifteen quarters;

•	our cumulative income from operations of $94.7 million over the last fifteen quarters;

•	our projections of future taxable income, including our consideration of the wide-spread consensus that the economic climate is beginning to improve;

•	historical trending; and

•	the favorable ruling received from the IRS regarding our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382.

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

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations, including comparable store sales and cash flows, to ensure a steady stream of operating profits that enable us to meet our cash obligations.

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of consumer discretionary spending could have a material adverse effect on our sales and income.

The terms of our Series Z required redemption of $57.0 million on June 30, 2009. However, on May 28, 2009, the Company and the Holder of the Series Z agreed that the Company will redeem shares as follows:

(1)	$20 million to redeem 20,000 shares of Series Z on June 30, 2009;

(2)	$3 million to redeem shares of Series Z on December 31, 2009; and

(3)	$5 million to redeem shares of Series Z on March 31, 2010.

The first payment was made on June 30, 2009, which reduced the outstanding balance to $37.0 million. The second and third payments will include an additional redemption amount as of the above dates of redemption of shares of the Series Z redeemed after June 30, 2009. The additional redemption amount is based on a rate that is 250 bps higher than the highest rate paid on the Company’s funded indebtedness, as provided in the Certificate of Designations for the Series Z.

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

Working Capital Deficit

The primary reason we are in a deficit position in our working capital is the classification of our Series Z as a current liability as it is mandatorily redeemable. As of July 1, 2008, the Series Z became a current liability because of its redemption date of June 30, 2009. The Company and the Holder of the Series Z have agreed that the Company will redeem all remaining outstanding shares of Series Z on June 30, 2010.

Our working capital deficit was $33.7 million at September 29, 2009 and compares to our working capital deficit of $51.2 million at December 30, 2008. This improvement of $17.5 million in our working capital position during the thirty-nine weeks ended September 29, 2009 was primarily due to the generation of $13.1 million in income before income taxes and the resulting generation of $24.2 million in net cash provided by operations and from the recognition of $8.2 million of current deferred tax assets. Only $10.7 million of our generated cash had been invested in purchases of property and equipment through September 29, 2009, an excess of $13.5 million in net cash provided by operating activities over net cash used in investing activities.

Although we paid a combined $29.8 million in cash during the first three quarters of 2009 for our initial redemption of the Series Z ($20 million), for our debt ($7.9 million) and for our settlements of California wage and hour litigation ($1.9 million), our cash and cash equivalents balance only declined by $13.1 million as a result of the aforementioned excess of net cash provided by operations over our net cash used for purchases of property and equipment. Other components of working capital (accounts receivable, inventories, accounts payable, and other assets and liabilities) fluctuated marginally in the normal course of business during the first three quarters of 2009.

Covenants

We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of September 29, 2009, we were in compliance with all debt covenants.

Capital Expenditures

During the year to date period ended September 29, 2009, we used $10.7 million of cash to pay for additional property and equipment that included the following:

•	$5.7 million for new restaurants and to upgrade existing restaurants in 2008 and 2009;

•	$4.0 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$1.0 million for general corporate purposes.

The majority of our capital expenditures for fiscal 2009 will be for upgrades in our current restaurants and for the addition of six company-owned restaurants. We upgraded 28 of our current restaurants during the year to date period ended September 29, 2009 and intend to upgrade at least 17 more during the remainder of 2009.

Off-Balance Sheet Arrangements

Other than our line of credit and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

For the thirteen and thirty-nine weeks ended September 29, 2009, there were no material changes outside the ordinary course of business to our contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2009. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 29, 2009, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to our Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 29, 2009, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K, except previously disclosed within this filing and in our other 2009 filings. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: November 6, 2009	By:	/S/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill
Chief Executive Officer

Date: November 6, 2009	By:	/S/ RICHARD P. DUTKIEWICZ
Richard P. Dutkiewicz
Chief Financial Officer