Form 10-K
period 2009-12-29
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2010-02-25
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2009 was $44,714,203 (computed by reference to the closing sale price as reported on the NASDAQ Global Market). As of February 22, 2010 there were 16,466,142 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated herein by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2009 fiscal year.

EINSTEIN NOAH RESTAURANT GROUP, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General development of our Company:

Einstein Noah Restaurant Group, Inc. (the “Company”) operates primarily under the Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”) brands. We commenced operations as an operator and franchisor of coffee cafes in 1993. Substantial growth in our restaurant counts occurred through a series of acquisitions. Our largest acquisition was in 2001 when we acquired substantially all the assets of Einstein/Noah Bagel Corp. in an auction conducted by the bankruptcy court. Since then, we have grown organically by opening company-owned restaurants, working with franchisees on development agreements, and promoting the licensing of our brand.

Financial information about segments:

We operate three business segments plus a corporate support unit:

•	The company-owned restaurants segment includes our Einstein Bros. and Noah’s brands, which have similar investment criteria and economic and operating characteristics.

•	The franchise and license segment earns royalties and other fees from the use of trademarks and operating systems developed for the Manhattan Bagel, Einstein Bros. and Noah’s brands.

•	The manufacturing and commissary segment produces and distributes bagel dough and other products to our company-owned restaurants, licensees and franchisees and other third parties.

•	The corporate support unit consists of overhead and other activities related to the three key business segments, as well as interest on our debt and depreciation on our assets.

See Note 17 to the consolidated financial statements included in Item 8 of this 10-K for the financial results by segment for fiscal years 2007, 2008 and 2009.

Narrative description of business:

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of December 29, 2009, we had 683 restaurants in 37 states and in the District of Columbia. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants in 36 states and in the District of Columbia, Noah’s restaurants in three states on the west coast and Manhattan Bagel restaurants concentrated in eight states in the Northeast. Currently, our Einstein Bros. and Noah’s restaurants are predominantly company-owned or licensed, while Manhattan Bagel restaurants are predominantly franchised, with one company-owned location.

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

Licensing and franchising our brands allows us to increase our geographic footprint and brand recognition. We also generate additional revenues without incurring significant additional expense, capital commitments and avoid many of the other risks associated with opening new company-owned restaurants.

As of December 29, 2009, the Company had 7,054 associates, of whom 233 were corporate personnel, 147 were manufacturing and commissary personnel and 6,674 were restaurant personnel. Most restaurant personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our associates are not represented by a labor organization.

Company-owned restaurants

We generated approximately 91% of our 2009 total revenue from restaurant sales at our Einstein Bros. and Noah’s company-owned restaurants. For the year ended December 29, 2009, approximately 65% of our revenues were generated from restaurant sales during the breakfast hours.

•

Principal products and services sold: Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and hot breakfast sandwiches, freshly prepared lunch sandwiches, cream cheese and other spreads, specialty coffees and teas, soups, salads and other unique menu offerings. During fiscal years 2007, 2008 and 2009, Einstein Bros. company-owned restaurants generated approximately 80% of our total company-owned restaurant sales.

Noah’s is a neighborhood-based, New York City inspired bakery/deli restaurant that serves fresh-baked bagels, hot breakfast sandwiches, made-to-order deli-style sandwiches, cream cheese and other spreads, specialty coffees and teas, soups, salads and other unique menu offerings During fiscal years 2007, 2008 and 2009, Noah’s company-owned restaurants generated approximately 20% of our total company-owned restaurant sales.

Manhattan Bagel provides a traditional New York City style boil and baked bagel. Manhattan Bagel also serves a variety of grilled sandwiches, freshly made deli sandwiches, freshly prepared breakfast sandwiches, soups, and a variety of other fresh-baked sweets. Similar to Einstein Bros. and Noah’s, Manhattan Bagel also features a full line of fresh brewed coffees and specialty coffee/espresso beverages. In late 2007, we acquired a location from one of our franchisees, which made it our only company-owned Manhattan Bagel restaurant. We use this location for employee and manager training, and to test out new products and services before they are rolled out system-wide.

•

Status of products/services: We are planning to open new company-owned restaurants under the Einstein Bros. and Noah’s brands within existing markets. Our expansion plans are intended to increase penetration of our restaurants in our most attractive markets. In 2009, we opened seven new company-owned restaurants. In 2010, we plan to open 10 to 12 new company-owned restaurants and upgrade 10 to 20 of our existing restaurants.

Throughout most of our Einstein Bros. restaurants, we have implemented an improved kitchen display ordering system (“KDS”) that reduces the time our guests wait in line before they receive their food. We believe that this system improves production accuracy compared to the paper tickets process and helps to reduce waste. For 2010, we plan to implement the KDS in most of our Noah’s restaurants as well as some of our Einstein Bros. restaurants.

We believe catering is an effective and incremental way to leverage our existing restaurant infrastructure with little or no additional capital investment and to expose more people to our food and our brands. We recognize that an effective catering program requires different skills for effectively selling to businesses that frequently utilize catering. In the fourth quarter of 2009, we implemented a new software program and on-line ordering capabilities which helped us to establish a new process to generate, fulfill and deliver catering sales. This change should reduce the cost of our catering program considerably in 2010 while at the same time providing a more robust method of attracting new customers and increasing the order frequency of existing customers.

•

Product Supply: Our purchasing programs provide our company-owned restaurants and our franchised and licensed restaurants with high quality ingredients at competitive prices from reliable sources. Consistent product specifications, as well as purchasing guidelines, help to ensure freshness and quality. Because we utilize fresh ingredients in most of our menu offerings, inventory at our distributors and company-owned restaurants is maintained at modest levels. We negotiate price agreements and contracts depending on supply and demand for our products and commodity trends. These agreements can range in duration from six months to five years.

•

Trademarks and service marks: Our rights in our trademarks and service marks are a significant part of all segments of our business. We are the owners of the federal registration rights to the “Einstein Bros.,” “Noah’s New York Bagels” and “Manhattan Bagel” marks, as well as several related word marks and word and design marks related to our core brands. We license the rights to use certain trademarks we own or license to our franchisees and licensees in connection with their operations. Many of our core brand trademarks are also registered in numerous foreign countries. We are party to a co-existence agreement with the Hebrew University of Jerusalem (“HUJ”), which sets forth the terms under which we can use the name Einstein Bros. and the terms and restrictions under which HUJ could license the name and likenesses associated with the Estate of Albert Einstein to a business that competes with the Company. We also own numerous other trademarks and service marks related to our other brands. We are aware of a number of companies that use various combinations of words in our marks, some of which may have senior rights to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair the use of our marks. It is our policy to defend our marks and their associated goodwill against encroachment by others.

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

Manufacturing and Commissaries:

We generated approximately 7% of our 2009 total revenue from our manufacturing and commissary operations.

•

Manufacturing: We currently operate a bagel dough manufacturing facility in Whittier, California and have a supply contract with a two suppliers to produce bagel dough and sweets to our specifications. These facilities provide frozen dough and partially-baked frozen bagels and fully baked sweets for our company-owned restaurants, franchisees and licensees. We use excess capacity to produce bagels for sale to third party resellers. We also sell frozen dough in the U.S. to a third party foreign entity who sells that product under our Einstein Bros. brand in Asia.

•

Commissaries: Currently we operate five commissaries geographically located to best serve our existing company-owned, franchised and licensed restaurants. These operations primarily provide our restaurants with critical food products such as sliced meats, cheeses, and pre-portioned kits that create our various salads. Our commissaries assure consistent quality, supply fresh products and improve efficiencies by reducing labor and inventory requirements at the restaurants. We distribute commissary products primarily through our regional distribution partners.

•

Product supply: We have developed or use proprietary recipes and production processes for our bagel dough, cream cheese and coffee to help ensure product consistency. We believe this system provides a variety of consistent, superior quality products at competitive market prices to our company-owned, franchised and licensed restaurants.

Frozen, or partially baked and frozen bagel dough is shipped to all of our company-owned, franchised and licensed restaurants and baked on-site. Our significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough produces a high-quality product more commonly associated with smaller bakeries.

Our cream cheese is manufactured to our specifications utilizing proprietary recipes. Our cream cheese and certain other cheese products are purchased from one supplier under a contract that has been extended through the end of 2013. We also have developed proprietary coffee blends for sale at our company-owned, franchised and licensed restaurants.

We purchase other ingredients used in our restaurants, such as meat, lettuce, tomatoes and condiments, from a select group of third party suppliers. Our chicken products come from naturally raised chickens that are cared for in strict accordance with established animal care guidelines and without the use of growth accelerators such as antibiotics, steroids or hormones. Our roast beef is United States Department of Agriculture (“USDA”) Choice, Grade A, and comes only from corn-fed, domestic cattle. Where available, we buy high quality fruits, vegetables and specialty produce from local farmers and shippers through distributors.

•

Government regulation: Our manufacturing and commissary facilities are licensed and subject to regulation by either federal, state or local health and fire codes. We are subject to the regulations of keeping our commissaries USDA compliant. Additionally, we are also subject to federal and state environmental regulations.

•

Competition: Our manufacturing and commissary operations are primarily ancillary and support our company-owned restaurant operations as well as our franchisees and licensees. Our competition is from several large bakeries and from local bakeries in the states in which we operate.

Franchise and Licensing

Approximately 2% of our 2009 total revenue was generated by our franchise and license operations.

•

Einstein Bros. franchising: We are offering Einstein Bros. franchises to qualified area developers. As of December 29, 2009, we were registered to offer Einstein Bros. franchises in 49 states. During 2009, we actively marketed the Einstein Bros. brand franchise rights and signed several multi-location deals. We currently have 14 development agreements in place for 63 total restaurants, six of which have already opened. We expect the existing 14 development agreements will result in 57 additional restaurants being opened through 2014.

We utilize a franchise area development model for the Einstein Bros. brand in which we assign exclusive rights to develop restaurants within a defined geographic region within a specified period of time. We are targeting franchise area developers who have the existing infrastructure, operational experience and financial strength to develop several restaurants in a designated market. The franchise agreement requires an up-front fee of $35,000 per restaurant and a 5% royalty based on net sales.

•

Manhattan Bagel franchising: We currently have a franchise base in our Manhattan Bagel brand that generates a recurring revenue stream through royalty fee payments and revenue from the sale to our franchisees of products made from our proprietary recipes. The typical Manhattan Bagel franchise agreement requires an up-front fee of $25,000 per restaurant and a 5% royalty based on net sales. Our Manhattan Bagel franchise base provides us with the ability to grow this brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations.

•

Licensing: We have license relationships that include Aramark, Sodexho, AAFES, HMS Host, Compass, and SSP. Our licensees are located primarily in colleges and universities, hospitals, airports and military bases. Our license agreements vary by venue, but typically have a five-year term and provide that the licensee pays us an up-front license fee of $12,500 and a weighted average royalty fee of 6.2%.

•

Status of development plans or expansion: We are planning to expand our presence through a significant expansion of franchise and license restaurants. We are continuously signing new franchise development agreements and there could be the potential to sell an existing company-owned restaurant to a prospective franchisee. This strategy allows us to generate additional revenues without incurring significant additional expense, capital commitments or many of the other risks associated with opening new company-owned restaurants. In 2009 we opened seven franchised locations and 31 licensed locations. We are currently planning to open 12 to 16 franchise restaurants and 35 to 45 license restaurants in 2010. In support of our strategy to only license the Einstein Bros. brand, we recently converted three of our Noah’s licensed restaurants to the Einstein Bros. brand.

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

Financial information about geographic areas:

Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, and invoiced and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues. Sales shipped internationally are included in manufacturing and commissary revenue, and were approximately $3.3 million, $4.8 million and $5.3 million for 2007, 2008 and 2009. All other revenues were from external customers domiciled in the United States of America.

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

Executive Officers:

Name	Age	Position
Jeffery J. O’Neill	53	President, Chief Executive Officer and Director
Daniel J. Dominguez	64	Chief Operating Officer
Richard P. Dutkiewicz	54	Chief Financial Officer
James P. O’Reilly	43	Chief Concept Officer
Rhonda J. Parish	53	Chief Legal Officer and Secretary

Jeffrey J. O’Neill. Mr. O’Neill joined us in December 2008 when he was appointed President and Chief Executive Officer. Previously, Mr. O’Neill worked for Priszm Income Fund from April 2005 to November 2008. Priszm is a publicly traded Canadian restaurant income trust with a portfolio of popular brands such as Pizza Hut and Taco Bell and is one of the largest independent KFC franchisees in the world. Mr. O’Neill joined the company as President and Chief Operating Officer and was promoted to Chief Executive Officer in January 2008. Mr. O’Neill began his career in Brand Marketing with The Quaker Oats Company. In April 1999, he joined PepsiCo as the President of Pepsi Cola Canada. In 2002, PepsiCo acquired the Quaker Oats Company and in January 2003 Mr. O’Neill returned to his old company in Chicago to help lead the integration of the Quaker Oats/Gatorade acquisition. Mr. O’Neill has an Honors Bachelor of Business degree from the University of Ottawa.

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

James P. O’Reilly. Mr. O’Reilly joined us in April 2009 as our Chief Concept Officer. Previously, Mr. O’Reilly worked at Yum! Brands, Inc. from November 1996 until January 2009. He joined Yum! as a Director of Marketing, worked internationally in Canada, Latin America and the United Kingdom before returning to the United States in June 2008 as Senior Vice President, U.S Marketing. Mr. O’Reilly received a B.S. degree from McMaster University and holds an MBA from York University.

Rhonda J. Parish. Ms. Parish joined us in January 2010 as Chief Legal Officer. Ms. Parish worked for Denny’s Corporation from January 1995 to July 2008. She joined the company as Senior Vice President and General Counsel and was promoted to Executive Vice President/Chief Legal Officer and Secretary of Denny’s Corporation in July 1998. Ms. Parish received a B.S. degree in Political Science from the University of Central Arkansas and her J.D. degree from the University of Arkansas School of Law.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements:

We wish to caution our readers that this report, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”), contains forward-looking statements within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (“1933 Act”). The following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the Company. Such forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Our financial condition and results of operations are sensitive to, and may be adversely affected by, a number of factors, many of which are largely outside the Company’s control. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, and other matters, and are generally accompanied by words such as: believes, anticipates, plans, intends, estimates, predicts, targets, expects, contemplates and similar expressions that convey the uncertainty of future events or outcomes. We do not undertake any obligation to update or revise any forward looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law. An expanded discussion of some of these risk factors follows. The list of risk factors below is not exhaustive.

Risk Factors Relating to Our Business and Our Industry

General economic conditions have affected, and could continue to affect, discretionary consumer spending, particularly spending for meals prepared away from home.

International, national and local economic conditions, including credit and mortgage markets, energy costs, lay-offs, foreclosure rates, bankruptcies, and similar adverse economic news and factors affect discretionary consumer spending. These factors could reduce discretionary consumer spending which in turn could reduce our guest traffic or average check. In 2008 and 2009, restaurants industry-wide were adversely affected as a result of reduced consumer spending due to rising fuel and energy costs, lay-offs and general economic conditions. The conditions experienced recently also include reduced consumer confidence, on-going concerns about down-sizing and lay-offs, the housing market, concerns over the stability of financial institutions, and increased health care and energy costs. Adverse changes in consumer discretionary spending, which could be affected by many different factors that are out of our control, including those listed above, could harm our business prospects, financial condition, operating results and cash flows. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

The economic turmoil that has arisen in the credit markets and in the housing markets as well as job losses throughout various sectors of the economy during and following 2008 and 2009 may continue to suppress discretionary spending and other consumer purchasing habits and, as a result, adversely affect our results of operations.

Failure to protect food supplies and adhere to food safety standards could result in food-borne illnesses.

Food safety and reputation for quality is the most significant risk to any company that operates in the restaurant industry. Food safety is the focus of increased government regulatory initiatives at the local, state and federal levels.

Failure to protect our food supply or enforce food safety policies, such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Also, our reputation of providing high quality food is an important factor in choosing our restaurants. Instances of food borne illness, including listeriosis, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close. An instance of food contamination originating from one of our restaurants, our commissaries or suppliers, or our manufacturing plant could have far-reaching effects, as the contamination, or the perception of contamination could affect substantially all of our restaurants. In addition, publicity related to either product contamination or recalls may injure our brand and may affect the selection of our restaurants by guests, franchisees and licensees based on fear of such illnesses.

Volatile commodity prices would adversely affect our gross profit.

Global demand for commodities such as wheat, coffee and dairy products has resulted, and could in the future result, in higher prices which would increase our costs. The prices of our main ingredients are directly associated with the changing weather conditions as well as economic factors such as supply and demand of certain commodities within the United States and other countries. Our ability to forecast and manage our commodities could significantly affect our gross margins. Any increase in the prices of the ingredients most critical to our products could adversely affect our operating results.

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

Any material failure, inadequacy, interruption or security failure of information technology could harm our ability to effectively operate our business.

We rely on information technology systems across our operations, including for management of supply chain, point-of-sale processing in our stores, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of products depends on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of the Company’s operations, and significant capital investments could be required to remediate the problem.

We may not be successful in implementing any or all of the initiatives of our business strategy.

Our success depends in part on our ability to understand and satisfy the needs of our guests, franchisees and licensees. Our business strategy consists of several initiatives:

•	expand sales at our existing company-owned restaurants;

•	achieving the cost reduction and profitability improvements we have based our plan upon;

•	open new company-owned restaurants;

•	open new franchise and license restaurants; and

•

expand our franchise base through the sale of existing company-owned restaurants to qualified franchisees in exchange for a development agreement obligating the franchisees to build additional new units.

Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives including: promoting and offering value to our customers through marketing, discounts, coupons and new menu offerings and broadening our offerings across multiple dayparts, improving our ordering and production systems, expanding our catering program and upgrading our restaurants is dependent in part on our ability to offer value to consumers, attract new customers, predict and satisfy consumer preferences and as mentioned above, consumers’ ability to respond positively in a troublesome economic environment. Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, find acceptable contractors, obtain licenses and permits, recruit and train appropriate staff and properly manage the new restaurant. Our success in opening new franchise and license restaurants is dependent upon, among other factors, our ability to: attract quality businesses to invest in our core brands, maintain the effectiveness of our franchise disclosure documents in target states, offer restaurant solutions for a variety of location types and the ability of our franchisees and licensees to: find suitable locations, reach acceptable lease terms, have adequate capital, secure reasonable financing, find available contractors, obtain licenses and permits, locate and train staff appropriately and properly manage the new restaurants. Our success in expanding our franchise business is dependent upon signing additional development agreements along with the refranchising our company-owned restaurants. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Competition in the restaurant industry is intense.

Our industry is highly competitive and there are many well-established competitors. While we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments as competitors. Several fast-casual and fast-food chains are focusing more on breakfast offerings and expanding their coffee offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to attract and retain guests and potential franchisees and licensees.

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

If we are unable to renew our restaurant leases, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing a restaurant, even during the time of relocation, will reduce the sales that the restaurant would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the prior location. We also face competition from both restaurants and other retailers for suitable sites for new restaurants.

Our operations may be negatively impacted by adverse weather conditions, natural disasters or acts of terror.

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

The effects of hurricanes, fires, snowstorms, freezes and other adverse weather conditions are likely to affect supply of and costs for raw ingredients and natural resources, near-term construction costs for our new restaurants as well as sales in our restaurants going forward. If we do not anticipate or react to changing costs of food and other raw materials by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

The impact on our business from terrorism (including cyber-terrorism) could have an adverse impact on our brand and results of operations.

We have single suppliers for one of our key products, and the failure of any of these suppliers to perform could harm our business.

We currently purchase our raw materials from various suppliers; however, we have only one supplier for some of our key products. We purchase all of our cream cheese from a single source. Also, we purchase a majority of our frozen bagel dough from one supplier, who uses our proprietary processes and on whom we are dependent in the short-term. All of our remaining frozen bagel dough is produced at our dough manufacturing facility in Whittier, California or by a second supplier. Although to date we have not experienced significant difficulties with our suppliers, our reliance on a single supplier for most of our key ingredients subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition. In addition, any such disruptions in supply or degradations in quality could have a long-term detrimental impact on our efforts to maintain a strong brand identity and a loyal consumer base.

Disruptions or distribution issues could adversely affect our business and reputation.

We depend on our network of independent regional distributors to distribute frozen bagel dough and other products and materials to our company-owned, franchised and licensed restaurants. Any failure by one or more of our distributors to perform as anticipated, or any disruption in any of our distribution relationships for any reason, would subject us to a number of risks, including inadequate products delivered to our restaurants, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries. Any of these events could harm our relationships with our franchisees or licensees, or diminish the reputation of our menu offerings or our brands in the marketplace. In addition, a negative change in the volume of products ordered from our distributors by our company-owned, franchised and licensed restaurants could increase our distribution costs. These risks could have a material adverse effect on our business, financial condition and results of operations.

Additionally, increased costs and distribution issues related to fuel and utilities could also materially impact our business and results of operations.

Increasing labor costs or labor discord could adversely affect our results of operations and cash flows.

We depend upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous increases have been made on federal, state and local levels to increase minimum wage levels. Increases in the federal and state minimum hourly wage rates in some of the states in which we operate became effective throughout 2009, and we are aware that additional increases have been approved and will become effective in few of the states in which we operate in 2010. Increases in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

A shortage in the labor pool or other general inflationary pressures or changes could also increase labor costs. Changes in the labor laws, reclassifications of associates from management to hourly employees, or the potential impact of union organizing efforts could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash flows if we are unable to recover these increases by raising the prices we charge our guests.

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

We currently estimate that $10.0 to $15.0 million of mandatorily redeemable Series Z preferred stock will remain unredeemed on June 30, 2010. Given the current state of the credit markets as well as the financial condition of some of our lenders, our ability to borrow additional funds on our existing credit facility could be unlikely. Failure to redeem all of the preferred stock on June 30, 2010 will result in us continuing to pay additional redemption price to redeem the remaining shares in the future. In addition, the holder of the preferred stock may seek to enforce the mandatory redemption provisions of the preferred stock.

We face the risk of adverse publicity and litigation in connection with our operations.

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our brand, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. For example, in 2008 we settled two class actions in California and made payments of $1.9 million during 2009 in connection with such settlements. There is also a risk of litigation from our franchisees and licensees. We have been subject to a variety of these and other claims from time to time and a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

We rely in part on our franchisees and licensees and the manner in which they operate their restaurants to develop and promote our business. Although we have developed criteria to evaluate and screen prospective candidates, the candidates may not have the business acumen or financial resources necessary to operate successful restaurants in their respective areas. In addition, franchisees and licensees are subject to business risks similar to what we face such as competition, consumer acceptance, fluctuations in the cost, availability and quality of raw ingredients, and increasing labor costs. The failure of franchisees and licensees to meet their development obligations or to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates. Potential franchisees and licensees may have difficulty obtaining proper financing as a result of the downturn in the credit markets. As we offer and grant franchises for our Einstein Bros. and Manhattan Bagel brands, our reliance on our franchisees is expected to increase in proportion to growth of the franchisee base. With respect to franchising our Einstein

Bros. brand, we may not be able to identify franchisees that meet our criteria, or to enter into franchise area development agreements with prospective franchisee candidates that we identify. As a result, our franchise program for the Einstein Bros. brand may not grow at the rate we currently expect, or at all.

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

We may not be able to protect our brands, trademarks, service marks and other proprietary rights.

Our brands, which include our trademarks, service marks and other proprietary rights, are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our brands. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others, to prevent various challenges to our registrations or applications or denials of applications for the registration of trademarks, service marks and proprietary rights in the U.S. or other countries, or to prevent others from claiming violations of their trademarks and proprietary marks. In addition, others may assert rights in our trademarks, service marks and other proprietary rights.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could jeopardize the Company’s ability to meet its financial targets.

Our success depends substantially on the contributions and abilities of key executives and other employees, and on our ability to recruit and retain high quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality restaurant employees could jeopardize our ability to meet our financial targets.

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

Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, any new offerings may result in an additional ownership change for purposes of Section 382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control). In either event, the occurrence of an additional ownership change would limit our ability to utilize a portion of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Limitations imposed on our ability to use NOL carryforwards and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOL carryforwards and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards and other tax attributes to us and adversely affecting our future cash flow. Similar rules and limitations may apply for state income tax purposes as well.

Risk Factors Relating to Our Common Stock

We have a majority stockholder.

Greenlight Capital, L.L.C. and its affiliates (“Greenlight”) beneficially own approximately 65% of our common stock as of December 29, 2009. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders to elect all of the members of our board of directors, and to determine whether a change in control of the Company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight has voted its shares to elect our current board of directors, and the chairman of our board of directors is a current employee of Greenlight.

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

If a substantial number of shares of our common stock are sold in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect. Sales of our common stock by our majority stockholder, Greenlight, or a perception that Greenlight will sell their shares could cause a decrease in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our Properties

Our headquarters, manufacturing and commissary facilities and all of our restaurants are located on leased premises. Lease terms are usually five to 10 years, with two or three five year renewal option periods, for total lease terms that average approximately 11 to 20 years. The average company-owned restaurant is approximately 1,800 to 2,500 square feet in size with approximately 30—40 seats and is generally located in a neighborhood or regional shopping center.

Information with respect to our headquarters, production and commissary facilities is presented below:

Location	Facility	Square Feet	Lease Expiration
Lakewood, Colorado	Headquarters, Support Center, Test Kitchen	44,574	5/31/2017
Whittier, California	Manufacturing Facility and USDA Approved Commissary	54,640	11/30/2013
Walnut Creek, California	Administration Office-Noah’s	1,672	3/31/2013
Carrolton, Texas	USDA Approved Commissary	26,820	7/31/2011
Orlando, Florida	USDA Approved Commissary	7,422	10/31/2010
Denver, Colorado	USDA Approved Commissary	9,200	10/14/2013
Grove City, Ohio	USDA Approved Commissary	20,644	8/31/2012

Our Current Restaurants

As of December 29, 2009, we owned and operated, franchised or licensed 683 restaurants. Our current base of company-owned restaurants under our core brands includes 350 Einstein Bros. restaurants, 76 Noah’s restaurants and one Manhattan Bagel restaurant. Also, we franchise 71 Manhattan Bagel restaurants and six Einstein Bros. restaurants, and license 176 Einstein Bros. restaurants and two Noah’s restaurants. In support of our strategy to only license the Einstein Bros. brand, we recently converted three of our Noah’s licensed restaurants to the Einstein Bros. brand. We anticipate converting the remaining two Noah’s licensed restaurants to Einstein Bros. by the end of the first quarter of 2010. In addition, we had one company-owned restaurant which we owned and operated under a non-core brand, which we closed during the first quarter of 2010.

The following table details our restaurant openings and closings for each respective fiscal year:

	52 weeks ended December 30, 2008				52 weeks ended December 29, 2009
	Company Owned	Franchised	Licensed	Total	Company Owned	Franchised	Licensed	Total
Consolidated Total
Total beginning balance	416	72	124	612	426	71	152	649
Opened restaurants	17	2	32	51	7	7	31	45
Closed restaurants	(7)	(3)	(4)	(14)	(5)	(1)	(5)	(11)

Total ending balance	426	71	152	649	428	77	178	683

We use franchise agreements to contract with qualified disadvantaged business enterprises, non-profit and other entities, either as licensees, fractional franchisees, or franchisees under a traditional franchise agreement, who do not meet the fractional franchise exemption to open restaurants in our traditional licensee venues. As of both December 30, 2008 and December 29, 2009, we had six franchisees operating Einstein Bros. restaurants in such license locations which operationally fall under our licensing group.

As of December 29, 2009, our company-owned facilities, franchisees and licensees operated in various states and in the District of Columbia as follows:

Location	Company Operated	Franchised or Licensed	Total
Alabama	—	3	3
Arkansas	—	1	1
Arizona	26	5	31
California	79	18	97
Colorado	32	8	40
Connecticut	1	1	2
District of Columbia	1	4	5
Delaware	1	1	2
Florida	53	19	72
Georgia	17	15	32
Illinois	31	6	37
Indiana	10	1	11
Kansas	6	1	7
Kentucky	—	6	6
Louisiana	—	3	3
Maryland	12	5	17
Massachusetts	2	3	5
Michigan	15	7	22
Minnesota	5	3	8
Missouri	12	6	18
Mississippi	—	3	3
North Carolina	2	7	9
New Hampshire	1	—	1
New Jersey	5	29	34
New Mexico	5	—	5
Nevada	14	—	14
New York	1	7	8
Ohio	9	12	21
Oklahoma	—	1	1
Oregon	8	1	9
Pennsylvania	9	29	38
South Carolina	—	6	6
Tennessee	—	10	10
Texas	27	19	46
Utah	18	—	18
Virginia	10	11	21
Washington	6	2	8
Wisconsin	10	2	12

Total	428	255	683

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

On August 31, 2007, the Company was served in an action brought by Fiera Foods Company (“Fiera”) in the Superior Court of Justice of Ontario, Canada. Fiera claimed that the Company failed to negotiate in good faith for a frozen bagel dough supply agreement, which was not concluded, and made misrepresentations in the negotiations. Fiera sought damages of $17.0 million (Canadian) as well as interest and costs. The Company and Fiera executed and filed Minutes of Settlement with the Ontario Court to dismiss the lawsuit and through the execution of a new supply agreement have resolved their differences with regard to this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 29, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “BAGL”. The following table sets forth the high and low sale prices for our common stock for each fiscal quarter during the periods indicated.

	High	Low
Year ended December 29, 2009 (fiscal 2009):
First Quarter	$7.56	$4.24
Second Quarter	$11.37	$5.74
Third Quarter	$14.24	$8.70
Fourth Quarter	$13.31	$8.69

	High	Low
Year ended December 30, 2008 (fiscal 2008):
First Quarter	$19.17	$8.35
Second Quarter	$15.46	$9.30
Third Quarter	$15.04	$9.07
Fourth Quarter	$10.59	$2.50

As of February 22, 2010, there were 316 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, and we are precluded from paying cash dividends on our common stock under our financing agreements.

Performance Graph

The included performance graph covers the fiscal five-year period from December 28, 2004 through December 29, 2009. The graph compares the total return of our common stock (BAGL) to our current peer group of companies (PGI) and the NASDAQ Composite Index. The PGI was selected representing our competitive peer group, comprised of multi-concept companies and/or companies with a similar organizational structure. The companies selected are participants of the restaurant industry with a sufficient period of operating history for continuous inclusion in the Index.

	Measurement period - five years (1) (2)
	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
BAGL	$100.00	$191.49	$319.15	$772.34	$227.23	$415.32
PGI (3)	$100.00	$109.70	$124.98	$93.52	$75.96	$96.59
NASDAQ	$100.00	$103.06	$110.94	$121.82	$71.22	$105.11

(1)	Assumes all distributions to stockholders are reinvested on the payment dates.
(2)	Assumes $100 initial investment on December 28, 2004 in BAGL, the PGI, and the NASDAQ Composite Index.
(3)	The PGI is a price-weighted index. The index includes:
•	Panera Bread Company
•	Starbucks Corporation
•	Sonic Corporation
•	Jack in the Box Incorporated
•	CKE Restaurants Incorporated (Hardee’s, Carl’s Jr., La Salsa, and Green Burrito restaurant chains)
•	AFC Enterprises Incorporated (Popeyes Chicken and Biscuits restaurant chain)
•	YUM! Brands, Incorporated (A&W, KFC, Long John Silver’s, Pizza Hut and Taco Bell restaurant chains)
•	Wendy’s

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each fiscal year was extracted or derived from our consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	Fiscal years ended (1):
	2005 (53 weeks)	2006 (52 weeks)	2007 (52 weeks)	2008 (52 weeks)	2009 (52 weeks)
	(in thousands of dollars, except per share data and as otherwise indicated)
Selected Statements of Operations Data:
Revenues	$389,093	$389,962	$402,902	$413,450	$408,562
Gross profit	73,702	78,632	80,930	81,768	77,732
Gross profit percentage	18.9%	20.2%	20.1%	19.8%	19.0%
General and administrative expenses	36,096	37,484	40,635	36,356	35,463
California wage and hour settlements	—	—	—	1,900	—
Senior management transition costs	—	—	—	1,335	—
Income from operations	9,368	21,438	28,266	27,616	24,917
Interest expense, net (2)	23,698	19,555	12,387	5,439	6,114
Write-off of debt discount upon redemption of senior notes	—	—	528	—	—
Prepayment penalty upon redemption of senior notes	—	4,800	240	—	—
Write-off of debt issuance costs upon redemption of senior notes	—	3,956	2,071	—	—
(Loss) income before income taxes	(14,018)	(6,868)	13,040	22,177	18,803
Provision (benefit) for income taxes	—	—	454	1,100	(53,192)

Net (loss) income	$(14,018)	$(6,868)	$12,586	$21,077	$71,995

Per share data:
Weighted average number of common shares outstanding -
Basic	9,878,665	10,356,415	13,497,841	15,934,796	16,175,391
Diluted	9,878,665	10,356,415	14,235,625	16,378,965	16,526,869
Net (loss) income available to common stockholders per share -
Basic	$(1.42)	$(0.66)	$0.93	$1.32	$4.45
Diluted	$(1.42)	$(0.66)	$0.88	$1.29	$4.36
Cash dividends declared	$—	$—	$—	$—	$—
Other Data:
Capital expenditures (3)	$10,264	$13,172	$25,869	$26,690	$16,898
Percent increase (decrease) in system-wide comparable store sales (4)	na	4.7%	4.0%	1.4%	(2.4%)
Percent increase (decrease) in company owned restaurant comparable store sales (4)	5.2%	4.5%	3.7%	(0.1%)	(3.4%)

	As of fiscal year ended (1):
	2005	2006	2007	2008	2009
	(in thousands of dollars, except per share data and as otherwise indicated)
Selected Balance Sheet Data:
Cash and cash equivalents	$1,556	$5,477	$9,436	$24,216	$9,885
Property, plant and equipment, net	33,359	33,889	47,714	59,747	58,682
Total assets	130,924	133,154	148,562	172,929	211,221
Short-term debt, capital leases and current portion of long-term debt	299	3,681	1,035	8,149	5,256
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value	57,000	57,000	57,000	57,000	32,194
Senior notes, capital leases and other long-term debt, net of discount	160,589	166,680	88,942	79,825	74,572
Total stockholders’ (deficit) equity	(126,211)	(132,231)	(33,607)	(13,651)	62,286
Other Data:
Number of locations at end of period	626	598	612	649	683
Franchised and licensed	191	182	196	223	255
Company-owned and operated	435	416	416	426	428

(1)	We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2006, 2007, 2008 and 2009, which ended on January 2, 2007, January 1, 2008, December 30, 2008, and December 29, 2009, respectively, contained 52 weeks, while fiscal year 2005, which ended on January 3, 2006, contained 53 weeks.
(2)	Net interest expense is comprised of interest paid or payable in cash, Series Z Additional Redemption amounts, and non-cash interest expense resulting from the amortization of debt discount, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings, and interest income from our money market cash accounts.
(3)	Excludes fixed asset purchases for which payment had not occurred as of each year end.
(4)

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

General

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2007, 2008 and 2009 ended on January 1, 2008, December 30, 2008 and December 29, 2009, respectively, and each contained 52 weeks.

Overview

In spite of the economic challenges of 2009 and an increasingly competitive restaurant industry, we made progress on a number of key initiatives. Our consumers remain under a significant economic strain, which, in turn, put strain on our revenues, comparable store sales, gross profit margins and operating income throughout 2009. We responded by becoming a nimbler and more focused organization, and early in 2009 we began multiple marketing and operational initiatives designed to increase transactions, rekindle the positioning of our brands, improve our margins through a more disciplined execution of operations at our company-owned restaurants and manufacturing segments, and lower and rationalize the cost structure of our support organization. Additionally, we established a redemption schedule with the holder of our Series Z mandatorily redeemable preferred stock (“Series Z”) and recognized the value embedded in our deferred tax assets. We delivered on these initiatives while maintaining an exceptional experience for our restaurant guests.

Our primary goal in 2009 was to regain momentum in re-building comparable store sales and transaction growth. We targeted our marketing investments at our core breakfast daypart and have been creating a pipeline of new products. In the second quarter we launched a new 400 calorie breakfast menu and introduced a premium Frozen Strawberry Lemonade, in the third quarter we introduced the $1.99 Chicken Bagel wrap and re-introduced the Bagel Poppers, and in the fourth quarter we introduced the Saladwich Sandwich. As a result of these initiatives, we saw a marked improvement in our comparable store sales and transactions throughout the year, especially in our breakfast daypart.

From an operational standpoint, we developed and executed several initiatives aimed at reducing our cost structure in 2009. These targeted initiatives focused on efficient labor utilization and scheduling, consistency in our product standards and portion control, and other programs aimed at restoring margins in outlier restaurants. We also utilized our supplier network to reduce our costs of agricultural commodities in 2009. Finally, we engaged a consultant and consummated a process of negotiating more favorable lease rates for many of our restaurants. These initiatives will also continue into 2010.

We established a redemption schedule with Halpern Denny III, L.P., (the “Holder”) the holder of the Series Z. We redeemed $20.0 million of Series Z shares on June 30, 2009, and another $5.0 million on December 29, 2009, which was $2.0 million higher than what was agreed to in the redemption schedule. We currently accrue an additional redemption price on outstanding shares of Series Z at a rate of 8.02%, which is 250 bps higher than the highest rate paid on the Company’s funded indebtedness.

Due to the softer economy in 2009 we were more cautious with our capital expenditures, and we developed a new approach to our company-owned restaurant development process. The process change resulted in fewer new restaurants for 2009 and the creation of a pipeline of potential new restaurants in our more developed markets.

Lastly, we reversed $61.0 million of our valuation allowance in the third quarter and increased our net deferred tax assets by the same amount as a result of our conclusion that it is more likely than not that we will realize the benefits of substantially all of our deferred tax assets.

2010 Outlook

During 2010, we plan to increase our marketing initiatives, concentrating primarily on the breakfast daypart, with increased efforts aimed at the lunch daypart. We have a strong line-up of new product offerings and limited time offers that will be introduced throughout the year to drive new traffic and repeat visits.

We intend to continue to expand our company-owned restaurants in 2010 with the addition of 10 to 12 new units. The new units will be in our more developed markets, such as Denver, Phoenix, Chicago, Baltimore, and Washington D.C.

As we move into 2010, we have a robust pipeline of existing franchise development agreements and new license locations. We will continue to host discovery days for potential franchises as well as expand our license footprint. We plan to open 12 to 16 franchise locations in 2010 in markets that have already been established and have shown a strong following. We plan to open 35 to 45 license restaurants in 2010 primarily in colleges and universities, hospitals, airports and military bases.

Finally, we intend to continue to focus on generating free cash flow that will allow us to redeem a significant portion of the remaining outstanding shares of the Series Z on June 30, 2010. We believe that approximately $10.0 million to $15.0 million of the Series Z will remain unredeemed on June 30, 2010. Similar to the approach we used in 2009, we intend to negotiate with the holder of the Series Z to either revise the letter agreement that will extend the redemption of the Series Z out one more year to June 30, 2011, or work with the holder to find an alternative means to settling this obligation. In addition, we also continue to monitor the state of the credit and capital markets and could satisfy any unredeemed portion with additional indebtedness, new capital or a combination of both.

Results of Operations for 2009 as compared to 2008

Financial Highlights

•

Earnings per share (“EPS”) increased substantially to $4.36 per share on a dilutive basis in 2009 compared to $1.29 per share on a dilutive basis in 2008. This increase was primarily due to the benefit from income taxes that we incurred related to the reversal of substantially all of our valuation allowance on our deferred tax assets, which had an impact of $3.23 per share on a dilutive basis.

•

Consolidated earnings before interest, taxes, depreciation, amortization, and other operating expenses (“Adjusted EBITDA”), which is calculated starting with net income, was relatively flat in 2009 compared to 2008. While total revenues decreased $4.9 million, we effectively reduced costs at both the restaurant level and the corporate support level while expanding the gross margins in our manufacturing and commissaries segment.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, the Company has provided certain non-GAAP financial information, Adjusted EBITDA and free cash flow. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. The Company has reconciled the non-GAAP financial information included in this release to the nearest GAAP measure in context.

Consolidated Results

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	December 30, 2008	December 29, 2009	2009 vs. 2008	December 30, 2008	December 29, 2009
Revenues	$413,450	$408,562	(1.2%)
Cost of sales	331,682	330,830	(0.3%)	80.2%	81.0%

Total gross profit	81,768	77,732	(4.9%)	19.8%	19.0%
Operating expenses	54,152	52,815	(2.5%)	13.1%	12.9%

Income from operations	27,616	24,917	(9.8%)	6.7%	6.1%
Interest expense	5,439	6,114	12.4%	1.3%	1.5%

Income before income taxes	22,177	18,803	(15.2%)	5.4%	4.6%
Total provision (benefit) for income tax	1,100	(53,192)	* *	0.3%	-13.0%

Net income	$21,077	$71,995	241.6%	5.1%	17.6%
Adjustments to net income:
Interest expense, net	5,439	6,114	12.4%
Provision (benefit) for income taxes	1,100	(53,192)	* *
Depreciation and amortization	14,100	16,627	17.9%
Other operating expenses	461	725	57.3%

Earnings before interest, taxes, deprecation, amortizationand other operating expenses (adjusted EBITDA)	$42,177	$42,269	0.2%	10.2%	10.3%

**	not meaningful

System-wide comparable store sales decreased 2.4% in 2009. When the year began, we had negative 3.4% system-wide comparable store sales comprised of negative 8.1% in transactions and positive 5.2% for the average check related to a prior year price increase. By December of 2009 our system-wide comparable store sales were virtually flat at a negative 0.4% and negative 0.2% in both transactions and average check. We achieved this through our increased marketing initiatives, focused around our core breakfast product offerings as well as other value-oriented initiatives aimed at increasing transactions and the frequency of guest visits. We believe that the difficult economic climate also put pressure on our catering sales as demand from our business customers has declined.

Our gross profit margins have been pressured due primarily to the unfavorable deleveraging of certain operating expenses, higher health care benefit costs and the impact of increased investments in marketing initiatives. During periods of lower sales, we typically experience deleveraging in those cost elements that are not fully variable to changes in sales. These costs include other operating expenses, rent and related costs, and to a lesser extent, labor costs. Our health care benefit costs increased $1.9 million in 2009. We also continued to support our focus around our core breakfast offerings and other value-oriented initiatives by increasing our investments in marketing by $2.3 million in 2009.

While our revenues declined in 2009 and our cost of sales reflected a $1.9 million increase in health care benefit costs, our focus on our cost initiatives resulted in our Adjusted EBITDA being virtually flat in 2009 compared to 2008.

Company-Owned Restaurant Operations

Our company-owned restaurants vary in their unit volume, profitability and recent comparable store sales performance. As of December 29, 2009, we had 110 restaurants that generated an average unit volume in excess of $1 million. These 110 restaurants had an average unit volume of approximately $1.2 million and an average gross profit of $0.3 million. In the aggregate, these restaurants contribute approximately 36% of total restaurant sales and 51% of total restaurant gross profit.

Company-owned restaurant sales for 2009 decreased, which was primarily related to the decline in our 2009 company-owned restaurant comparable store sales to a negative 3.4%. This was due to a decrease in the number of transactions, and a slight decrease in our average check mostly due to greater coupon redemptions associated with our initiatives and a slightly unfavorable change in the mix of products sold. This was partially offset by the modest price increases in 2009 at our Einstein Bros. and Noah’s company-owned restaurants, compared to the price increases taken during 2008 and, on average, the company-owned restaurants that were opened since late in 2008 until the end of 2009 had higher volumes than those that were closed over the same period, which positively contributed to our sales.

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of company- owned restaurant sales
	December 30, 2008	December 29, 2009	2009 vs. 2008	December 30, 2008	December 29, 2009
Company-owned restaurant sales	$376,664	$370,412	(1.7%)
Percent of total revenues	91.1%	90.7%
Cost of sales:
Cost of goods sold	$112,675	$108,052	(4.1%)	29.9%	29.2%
Labor costs	112,007	113,665	1.5%	29.7%	30.7%
Other operating costs	37,781	37,426	(0.9%)	10.0%	10.1%
Rent and related, and marketing costs	40,653	45,114	11.0%	10.8%	12.2%

Total company-owned restaurant cost of sales	$303,116	$304,257	0.4%	80.5%	82.1%

Total company-owned restaurant gross profit	$73,548	$66,155	(10.1%)	19.5%	17.9%

Comparable store sales for our restaurants for each quarter in 2008 and 2009 were as follows:

	Fiscal 2008	Fiscal 2009
First Quarter	3.6%	-5.7%
Second Quarter	1.0%	-3.2%
Third Quarter	-1.7%	-3.1%
Fourth Quarter	-3.3%	-1.7%

Our gross profit percentage decreased 1.6% in 2009 primarily due to fixed costs that do not vary with changes in sales volume, an increase in health benefit costs, an increase in marketing initiatives, and an increase in rent expense for new restaurants. Although we had a 1.7% decrease in company-owned revenues, we were able to control and lower our variable cost of goods sold by 4.1% to cause our cost of goods sold to decline from 29.9% to 29.2% as a percent of company-owned restaurant revenues. We expect to renegotiate a supply agreement with one of our suppliers in early 2010 that will further decrease our costs for certain products over the next several years.

Most of our commodity-based food costs decreased in 2009. Flour represents the most significant raw ingredient we purchase. To mitigate the risk of increasing market prices, we have utilized a third party advisor to manage our wheat purchases for our company-owned manufacturing facility. As a result of this relationship, our wheat costs have declined throughout 2009. We will continue to work with our third party advisor to strategically source our wheat purchases. However, there can be no assurance that we will benefit from a decline in the cost of any of the commodity-based products that we purchase.

Although our staffing costs declined in response to decreased traffic, our health care benefit costs increased and we added new catering personnel throughout 2009. In the fourth quarter of 2009 we implemented a new on-line ordering system which allowed us to reduce our catering sales force at the end of the year. Total labor costs increased 1.0% as a percentage of company-owned restaurant sales in 2009.

During 2009, we doubled our investment in marketing to $4.6 million from $2.3 million in 2008. The increase was principally attributable to an investment in our marketing initiatives that we started early in 2009, which were aimed at increasing transactions and launching of our new products. We intend to continue this trend as we believe the increased marketing creates awareness of our brand which will help facilitate trial, increase loyalty and frequency of our guest’s visits.

In 2009 we had additional rent expense associated with the net opening of two restaurants over the last twelve months and the eight new restaurants that opened towards the end of 2008. During the year, we negotiated more favorable lease terms with many of our landlords. These lease modifications will result in lower future rent expense compared to the prior terms.

Manufacturing and Commissary Operations

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	December 30, 2008	December 29, 2009	2009 vs. 2008	December 30, 2008	December 29, 2009
Manufacturing and commissary revenues	$30,369	$30,638	0.9%
Percent of total revenues	7.3%	7.5%
Manufacturing and commissary costs	$28,566	$26,573	(7.0%)	94.1%	86.7%

Total manufacturing and commissary gross profit	$1,803	$4,065	125.5%	5.9%	13.3%

Manufacturing and commissary revenues for 2009 were relatively flat compared to 2008. Manufacturing gross profit increased substantially in 2009 as a result of substantial productivity improvements in 2009 at our bagel manufacturing facility. In addition, we experienced lower prices of our raw ingredient costs as a result of the decrease of most of our commodity-based food costs.

Franchise and License Operations

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)
	December 30, 2008	December 29, 2009	2009 vs. 2008
Franchise and license related revenues	$6,417	$7,512	17.1%
Percent of total revenues	1.6%	1.8%
Franchise and license gross margin	100.0%	100.0%
Number of franchise and license restaurants	223	255

Overall, franchise and license revenue improvement was driven by strong royalty streams resulting from the net opening of 26 license locations and six franchise locations over the last twelve months. Comparable store sales for the franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands increased 1.1% in 2009.

During 2009 we revised a development agreement with one of our franchisees to modify the number of franchise stores to be built under the development agreement from 21 to four.

Corporate Support

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	December 30, 2008	December 29, 2009	2009 vs. 2008	December 30, 2008	December 29, 2009
General and administrative expenses	$36,356	$35,463	(2.5%)	8.8%	8.7%
California wage and hour settlements	1,900	—	(100.0%)	0.5%	0.0%
Senior management transition costs	1,335	—	(100.0%)	0.3%	0.0%
Depreciation and amortization	14,100	16,627	17.9%	3.4%	4.1%
Other operating expenses	461	725	57.3%	0.1%	0.2%

Total operating expenses	$54,152	$52,815	(2.5%)	13.1%	12.9%
Interest expense, net	5,439	6,114	12.4%	1.3%	1.5%
Provision (benefit) for income tax	1,100	(53,192)	* *	0.3%	(13.0%)

**	not meaningful

Our general and administrative expenses decreased $0.9 million in 2009 compared to 2008 as a result of our cost reduction initiatives that were put into place throughout the year.

In 2008, we recorded $1.9 million in operating expenses to satisfy two California wage and hour settlements. These were fully paid in the second quarter of 2009. Late in 2008 we also experienced turnover at the senior management level, and hired our new CEO, which resulted in $0.9 million in severance charges and $0.4 million in recruiting and other costs.

Depreciation and amortization expenses increased 17.9% in 2009 compared to 2008 due to the additional assets invested in the company-owned restaurants that were added or upgraded in late 2008 and in 2009. We expect depreciation expense for 2010 to be approximately $20 million.

Interest expense, net increased in 2009 primarily due to the additional redemption amounts on our Series Z included in interest expense for the period of July 1 through December 29, 2009, partially offset by lower interest rates on our credit facility, inclusive of our interest rate swap.

We have recorded current income tax expense of $1.1 million and $0.2 million in 2008 and 2009, respectively. Utilization of our net operating loss carryforwards reduced our federal and state income tax liability incurred in 2008 and 2009. Additionally, we are completing several studies related to the timing and deductibility of property and equipment costs. The new estimates of the timing and deductibility of our property and equipment costs have reduced the expected current expense and the related liability. In 2009, we have recorded a net deferred tax benefit of $53.4 million, comprised of a $61.0 million reversal of substantially all of our valuation allowance, partially offset by deferred tax expense of $7.6 million. In the third quarter of 2009, we reduced our $65.9 million valuation allowance by $61.0 million to $4.9 million after concluding the likelihood for realization of the benefits of our deferred tax assets is more likely than not.

Results of Operations for 2008 as compared to 2007

Consolidated Results

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	January 1, 2008	December 30, 2008	2008 vs. 2007	January 1, 2008	December 30, 2008
Revenue	402,902	413,450	2.6%
Cost of sales	321,972	331,682	3.0%	79.9%	80.2%

Total gross profit	80,930	81,768	1.0%	20.1%	19.8%
Operating expenses	52,664	54,152	2.8%	13.1%	13.1%

Income from operations	28,266	27,616	(2.3%)	7.0%	6.7%
Other expenses	15,226	5,439	(64.3%)	3.8%	1.3%

Income before income taxes	13,040	22,177	70.1%	3.2%	5.4%
Income taxes	454	1,100	142.3%	0.1%	0.3%
Net income	$12,586	$21,077	67.5%	3.1%	5.1%
Adjustments to net income:
Interest expense, net	12,387	5,439	(56.1%)
Provision (benefit) for income taxes	454	1,100	142.3%
Depreciation and amortization	11,192	14,100	26.0%
Other operating expenses	837	461	(44.9%)

Earnings before interest, taxes, deprecation, amortizationand other operating expenses (adjusted EBITDA)	$37,456	$42,177	12.6%	9.3%	10.2%

For 2008, total revenues increased $10.5 million, gross profit increased $0.8 million, income from operations declined $0.7 million, and our income before income taxes increased $9.1 million. This growth is primarily due to having 10 additional company-owned restaurants and 27 additional franchise and license locations from the previous year, which increased our sales and cost of sales. System-wide comparable store sales increased 1.4% in 2008. Additionally, revenues have increased as a result of increased locations, offset by increased cost of sales which was primarily driven by volatile commodity costs and labor costs for both the company-owned restaurants and our manufacturing and commissary operations. Adding to this was a decrease in our general and administrative expenses related to decreased stock-based compensation expense and other cost savings, decreased interest expense related to the debt redemption in 2007, offset by an increase in depreciation expense from the new restaurants that have been opened and upgrades that have been completed. Additionally, our operating expenses included $1.9 million related to the settlement of two class-action lawsuits in California and the $1.3 million from the senior management transition costs.

Company-Owned Restaurant Operations

Our company-owned restaurants vary in their unit volume, profitability and recent comparable store sales performance. As of December 30, 2008, we had 123 restaurants that generate an average unit volume in excess of $1 million. These 123 restaurants had an average unit volume of approximately $1.2 million and an average gross profit of $322,000. In the aggregate, these restaurants contributed approximately 39.5% of total restaurant sales and 53.8% of total restaurant operating profit.

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of restaurant sales
	January 1, 2008	December 30, 2008	2008 vs. 2007	January 1, 2008	December 30, 2008
Company-owned restaurant sales	$372,997	$376,664	1.0%
Percent of total revenue	92.6%	91.1%
Cost of sales:
Cost of goods sold	$110,397	$112,675	2.1%	29.6%	29.9%
Labor costs	111,453	112,007	0.5%	29.9%	29.7%
Other operating costs	35,786	37,781	5.6%	9.6%	10.0%
Rent and related, and marketing costs	39,544	40,653	2.8%	10.6%	10.8%

Total company-owned restaurant cost of sales	$297,180	$303,116	2.0%	79.7%	80.5%

Total company-owned restaurant gross profit	$75,817	$73,548	(3.0%)	20.3%	19.5%

Comparable store sales for our restaurants for each quarter in 2007 and 2008, compared to the same periods in the previous year were as follows:

	Fiscal 2007	Fiscal 2008
First Quarter	1.0%	3.6%
Second Quarter	5.2%	1.0%
Third Quarter	5.2%	-1.7%
Fourth Quarter	3.2%	-3.3%

Company-owned restaurant sales for 2008 increased $3.7 million, when compared to 2007. These results were primarily due to price increases at Einstein Bros. and Noah’s coupled with a net increase in the number of restaurants opened over the previous twelve months, partially offset by a decline in volume. On average, the restaurants opened since January 1, 2008 had higher volumes relative to those that were closed over the same period, which positively contributed to our sales.

For 2008, our restaurant comparable store sales were relatively flat with a decrease of 0.1%. This was due to a decrease in the number of units sold, which we believe was mostly related to both the economic climate and its negative impact on consumer discretionary spending and from a decrease in our hours of operation. This was offset by system-wide price increases since January 1, 2008 and a shift in product mix to higher priced items.

Our gross profit decreased 3.0% in 2008 primarily due to the increase in our commodity-based food costs and a rise in labor costs due to changes in base pay from minimum wage rate increases.

Most of our commodity-based food costs increased in 2008. Flour represented the most significant raw ingredient we purchase. The market cost of wheat and in turn the cost to produce flour increased substantially in the last half of 2007 but stabilized by the end of the second quarter of 2008 and stayed at these levels through the remainder of 2008. To mitigate the risk of increasing market prices, we used a third party advisor to manage our wheat purchases for our company-owned production facility. As a result of this relationship, our wheat costs remained relatively constant throughout 2008.

For 2008, labor costs increased $0.5 million from a combination of the growth of new restaurant openings that occurred throughout 2007 and 2008, an increase in base pay year-over-year from a combination of merit and an overall inflationary shift in our compensation structure caused by a July 2008 increase in minimum wage rates at the federal level and in several states in which we operate and an increase in workers’ compensation, partially offset by a decrease in incentive compensation and insurance costs.

For 2008, other operating costs increased $2.0 million, primarily attributable to an increase in utilities due to escalating energy costs, an increase in credit card fees due to a shift in consumer payment practices from using cash to using credit cards, and an increase in maintenance on our restaurants.

For 2008, rent and related and marketing costs increased $1.1 million, principally attributable to an increase in rent and related expense due to new restaurants as well as increases in the cost of rent on renewed leases, partially offset by a decrease in marketing expense from $3.3 million in 2007 to $2.3 million in 2008.

Manufacturing and Commissary Operations

Revenues

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	January 1, 2008	December 30, 2008	2008 vs. 2007	January 1, 2008	December 30, 2008
Manufacturing and commissary revenues	$24,204	$30,369	25.5%
Percent of total revenue	6.0%	7.3%
Manufacturing and commissary costs	$24,792	$28,566	15.2%	102.4%	94.1%

Total manufacturing and commissary gross profit	$(588)	$1,803	* *	(2.4%)	5.9%

**	not meaningful

Manufacturing and commissary revenues increased $6.2 million in 2008. The increase to revenue and gross profit was attributed to price increases and our expanded role within the distribution chain for sales to our franchise and license locations. In 2008, we saw a moderate rise in volume of units sold to our more significant third-party customers.

Franchise and License Operations

	(dollars in thousands)		Increase/ (Decrease)
	Fiscal 2007	Fiscal 2008	2008 vs. 2007
Franchise and license related revenues	$5,701	$6,417	12.6%
Percent of total revenue	1.4%	1.6%
Franchise and license gross margin	100.0%	100.0%	0.0%
Number of franchise and license restaurants	196	223

Overall, licensee and franchisee revenue improved predominantly due to improved comparable sales by franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands of 8.6% in 2008 and a net increase of 28 license restaurants, partially offset by a net decrease of one franchise restaurant since January 1, 2008.

Corporate Support

	52 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	January 1, 2008	December 30, 2008	2008 vs. 2007	January 1, 2008	December 30, 2008
General and administrative expenses	$40,635	$36,356	(10.5%)	10.1%	8.8%
California wage and hour settlements	—	1,900	* *	0.0%	0.5%
Senior management transition costs	—	1,335	* *	0.0%	0.3%
Depreciation and amortization	11,192	14,100	26.0%	2.8%	3.4%
Other operating expenses	837	461	(44.9%)	0.2%	0.1%

Total operating expenses	$52,664	$54,152	2.8%	13.1%	13.1%
Interest expense, net	12,387	5,439	(56.1%)	3.1%	1.3%
Provision for income tax	454	1,100	142.3%	0.1%	0.3%

**	not meaningful

Our general and administrative expenses decreased $4.3 million in 2008. The overall decrease was partially related to a decrease in stock-based compensation expense that was primarily due to the additional options that were granted and vested in the second quarter of 2007 related to the secondary public offering, which did not occur again in 2008. Additionally, in 2008 compared to 2007, the Company had decreases in travel expense, recruiting and referral fees, sales and use tax expense and relocation expense related to our corporate headquarters, partially offset by an increase in our professional service fees. In addition, the Company experienced a decrease in compensation and related benefits as a result of a reduction in administrative positions that occurred in the latter half of 2008, decreased insurance costs, partially offset by an increase in incentive compensation expense.

The Company recorded $1.9 million in operating expenses during 2008 to satisfy the two California wage and hour settlements. This accrual represented the Company’s estimate of the aggregate amount that is probable to be paid pursuant to these settlements.

In late 2008 we experienced turnover at the senior management level. In November, our Chief Marketing Officer left the Company, and in December we transitioned to a new Chief Executive Officer. These events resulted in $0.9 million in severance charges and $0.4 million in recruiting and other costs.

Depreciation and amortization expenses increased $2.9 million in 2008 due to the additional depreciation expense on our new corporate headquarters that we occupied in May 2007 and the additional assets invested in the company-owned restaurants that were added or upgraded since the end of 2007.

In June 2007, we amended our credit facility and reduced our debt outstanding to $90 million, substantially decreasing our interest expense. The outstanding senior notes and other long-term debt as of December 30, 2008 was $87.9 million compared to $89.6 million as of January 1, 2008. Borrowings under this credit facility bore interest at either a Eurodollar rate or a variable base rate plus an applicable margin, as defined by our amended and restated credit agreement. We used LIBOR as our base rate.

As part of the debt redemption in 2007 we wrote off a discount related to the repayment of the $25 Million Subordinated Note, paid a redemption premium related to the repayment of the $65 Million Second Lien Term Loan, and wrote off debt issuance costs.

The Company entered into an interest rate swap which became effective in August 2008 and will expire in August 2010. The net effect of the swap fixed our interest rate on $60.0 million of our First Lien Term Loan at 3.52% plus an applicable margin. The one-month LIBOR rate has been lower than our fixed rate for all but one month since we entered into the swap. The fair market value of the interest rate swap as of December 30, 2008 was a liability of $2.5 million, which is recorded in other liabilities on the Company’s consolidated balance sheet. As of December 30, 2008, the unrealized loss associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

For tax purposes, utilization of our fully reserved net operating loss (“NOL”) carryforwards reduced our effective tax rate and our federal and state income tax liability incurred for 2008. Although we have substantial NOL carryforwards available to offset federal taxable income, we are still required to pay income taxes at the state level and required to pay alternative minimum tax at the federal level. For 2008, the provision for income taxes increased $0.6 million. The increase was primarily driven by the considerable improvement in income before income taxes since the second quarter of 2007 when the Company paid down a substantial portion of its outstanding debt, thereby reducing interest expense.

Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses had been fully reserved as of the end of 2008.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of December 29, 2009:

	Payments Due by Fiscal Period
	2010	2011 to 2012	2013 to 2014	2015 and thereafter	Total
	(in thousands of dollars)
Accounts payable and accrued expenses	$24,780	$—	$—	$—	$24,780
Debt	5,234	74,553	—	—	79,787
Estimated interest expense on our credit facility (a)	2,985	3,246	—	—	6,231
Mandatorily Redeemable Series Z Preferred Stock	32,194	—	—	—	32,194
Series Z additional redemption payments	1,186	—	—	—	1,186
Minimum lease payments under capital leases	25	17	3	—	45
Minimum lease payments under operating leases	28,188	46,126	25,455	23,958	123,727
Purchase obligations (b)	7,047	3,072	—	—	10,119
Other long-term obligations (c)	—	778	600	5,596	6,974

Total	$101,639	$127,792	$26,058	$29,554	$285,043

(a)	Calculated as of December 29, 2009, using the fixed rate from the debt associated with the interest rate swap, and the variable LIBOR and U.S. Prime rates, plus the applicable margin in effect for the remainder. Because the interest rates on the first lien term loan facility and the revolving credit facility are variable, actual payments could differ materially.
(b)	Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.
(c)	Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. Our inventory turns frequently and our investment in inventory is minimal. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant operations, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations.

Excluding tenant improvement allowances that we typically receive from the landlord, the average cost of a new restaurant was approximately $540,000 in 2009, depending on square footage, layout and location. The cost includes equipment, leasehold improvements, furniture and fixtures, and other related capital. For 2010, we have reduced the size of our restaurants and have renegotiated other costs that should result in a $40,000 decrease in the average cost of each restaurant. We anticipate that our tenant improvement allowances will average approximately $40,000 per restaurant which also reduces the cash cost of our restaurants. However, the amount of the allowance can vary widely depending on the location of the restaurant and other terms of the lease. We also intend to upgrade at least 10 to 20 of our current restaurants during 2010, which will include approximately $80,000 in capital costs and approximately $50,000 in deferred maintenance costs, for a total cost of approximately $130,000 per restaurant. Finally for 2010, we intend to install the kitchen display ordering system (“KDS”) at most of our Noah’s restaurants and some of our Einstein Bros. restaurants. The KDS is currently in place at most of our Einstein Bros. locations, and we believe that this system improves production accuracy compared to the paper tickets process and helps to reduce waste.

We anticipate that the majority of our capital expenditures for 2010 will be focused on the addition of 10 to 12 new company-owned restaurants and 10 to 20 upgrades of our existing restaurants. Based on our current purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2010 will be approximately $20.0 million.

Mandatorily redeemable Series Z Preferred Stock (“Series Z”)

On May 28, 2009, we entered into an agreement with Halpern Denny to redeem shares as follows:

1.	$20 million to redeem 20,000 shares of Series Z on June 30, 2009 at a redemption price of $1,000 per share;

2.	$3 million to redeem shares of Series Z on December 31, 2009; and

3.	$5 million to redeem shares of Series Z on March 31, 2010.

The first payment was made on June 30, 2009, which reduced the outstanding Series Z to $37.0 million. The second and third redemption payments include additional redemption (“Additional Redemption”) price per share based on a rate that is 250 bps higher than the highest rate paid on our funded indebtedness, as provided in the Certificate of Designations (“Certificate”) for the Series Z.

In addition, we have agreed to redeem the remaining outstanding shares of Series Z on June 30, 2010. At any time we may also increase the amount and frequency of the redemption payments. Shares shall be redeemed subject to the legal availability of funds. The parties have also agreed that, if we complete an equity offering, we shall pay any proceeds of the offering, in excess of amounts payable under the credit facility, to Halpern Denny to redeem any outstanding Series Z. In addition, in the event of a merger or change of control, the outstanding Series Z shall be immediately mandatorily redeemable and the provisions of the Certificate shall control. In the event of bankruptcy, the provisions of the Certificate shall control. In exchange, Halpern Denny has agreed not to enforce certain mandatory redemption provisions of the Certificate.

On December 29, 2009, we redeemed $5.0 million of Series Z, which included the $3.0 million redemption payment that was due on December 31, 2009 plus an incremental redemption of $2.0 million. This reduced the outstanding Series Z by $4.8 million with $0.2 million being paid towards the accrued Additional Redemption price. As of December 29, 2009, $1.3 million of Additional Redemption price was included in accrued expenses and other liabilities on the balance sheet and included within interest expense, net on the statements of operations.

Our credit facility contains a commitment for an incremental term loan in the aggregate amount of up to $57.0 million to be used by us, if needed, solely for the purpose of redeeming the Series Z. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of such incremental term loan. We have had discussions with Wells Fargo Foothill, the administrative agent for the credit facility, regarding the status of the current credit market and the likelihood of a successful syndication under the same terms as our existing credit facility. Given the current state of the credit market we do not believe that the incremental term loan could be syndicated at the same price and under the same terms as our existing credit facility. While it still remains an option for us to consider, due to the current state of the credit market, it is not likely that we will pursue this strategy at this time.

As of December 29, 2009, we have $9.9 million of unrestricted cash and $12.8 million of borrowing capacity under the revolver portion of our credit facility. During 2009 we generated $16.8 million of free cash flow (the sum of net cash provided by operating activities and net cash used in investing activities). As a result of this, we will make a $4.3 million excess cash flow payment on the credit facility in 2010 which will reduce our unrestricted cash balance.

Finally, we intend to continue to focus on generating free cash flow that will allow us to redeem a significant portion of the remaining outstanding shares of the Series Z on June 30, 2010. We believe that approximately $10.0 million to $15.0 million of the Series Z will remain unredeemed on June 30, 2010. Similar to the approach we used in 2009, we intend to negotiate with the holder of the Series Z to either revise the letter agreement that will extend the redemption of the Series Z out one more year to June 30, 2011, or work with the holder to find an alternative means to settling this obligation. In addition, to satisfy any unredeemed portion of the Series Z, we will also consider other alternatives such as issuing new capital, take on additional indebtedness, or a combination of both.

Amended credit facility

In June 2007, we amended our credit facility from $95.0 million to $110.0 million. Our amended credit facility consisted of a:

•	$20.0 million revolving credit facility maturing on June 28, 2012 (“revolver”; and

•	$90.0 million first lien term loan maturing in June 28, 2012.

As part of this amendment we increased the amount of the revolver from $15.0 million to $20.0 million and modified our term loan from a principal amount of $80.0 million to $90.0 million and repaid the remaining amount of our $25 Million Subordinated Note. The revolver remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs. In addition, all of the revolver is available for letters of credit, which reduce the availability on the line. We are required to pay an unused credit line fee of 0.5% per annum on the average daily unused amount. The unused line fee is payable quarterly in arrears. Additionally, we are required to pay a letter of credit fee based on the ending daily undrawn face amount for each letter of credit issued, being based on our consolidated leverage ratio with an applicable margin of 2.00% plus a 0.5% arranger fee payable quarterly. As of December 29, 2009, our availability under the revolver was $12.8 million.

We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

In order to increase flexibility for raising funds to redeem the Series Z, we amended our existing credit facility on May 28, 2009 to permit (i) the incurrence of subordinated debt and replacement equity in the form of another issue of mandatorily redeemable preferred stock, provided that the replacement subordinated debt and preferred stock is not payable or redeemable prior to December 31, 2012 and December 28, 2012, respectively (which is approximately six months after the due date of the credit facility), and (ii) payment of an increased additional redemption amount at a rate up to 450 bps higher than the highest rate on the our funded indebtedness for any unredeemed shares of Series Z after June 30, 2010. In addition, the amendment to the credit agreement permits commodity forward purchasing contracts in the ordinary course of business.

In connection with the credit facility maturing June 28, 2012, the Company intends to refinance, renegotiate or replace the credit agreement when it matures.

Working Capital Deficit

Our working capital deficits were $51.2 million and $27.8 million as of the end of 2008 and 2009, respectively.

Our working capital deficit position improved in 2009 by $23.4 million due primarily to the generation of $16.8 million in free cash flow, or net cash provided by operating activities less net cash used in investing activities, and the recognition of $7.2 million in current deferred tax assets. We began 2009 with $24.2 million of unrestricted cash and generated $33.7 million in cash from operating activities and received $1.8 million from the exercise of stock options. We used a portion of this aggregate $59.7 million in cash to invest $16.9 million in property and equipment, to redeem $24.8 million of our Series Z, to repay $8.1 million of debt and to pay $3.2 million for the two California wage and hour settlements and the payment of senior management transition costs. As of December 29, 2009, we had unrestricted cash of $9.9 million, representing a decline in unrestricted cash of $14.3 million during 2009. In addition to changes in unrestricted cash, current deferred tax assets, current maturities of our Series Z and our debt, and the payment of $3.2 million of certain accrued liabilities, other elements of working capital fluctuated in the normal course of business.

Our working capital declined by $54.9 million to a deficit position in 2008 due primarily to $57 million of Series Z becoming a current liability on June 30, 2008. We began 2008 with $9.4 million of unrestricted cash and generated $43.1 million from operating activities and received $0.4 million for the exercise of stock options. We used a portion of this aggregate $52.9 million to invest $26.7 million in property and equipment and to repay $1.7 million of debt. As of December 30, 2008, we had unrestricted cash of $24.2 million, representing an increase in unrestricted cash of $14.8 million during 2008. In addition to changes in unrestricted cash and the current maturities of our Series Z and debt, other elements of working capital changed as follows:

•	accounts receivable decreased due to improved collection efforts;

•	accrued expenses increased primarily due to the two California wage and hour settlements and the accrual for senior management transition costs; and

•	short-term debt and the current portion of long-term debt increased by $8.1 million.

Based upon our projections for 2010, including the aforementioned approach on the Series Z, we believe our various sources of capital, including availability under our existing credit facility, and cash flow from operating activities of continuing operations, are adequate to finance operations as well as the repayment of current debt obligations.

	52 weeks ended
	December 30, 2008	December 29, 2009
	(dollars in thousands)
Net cash provided by operating activities	$43,095	$33,700
Net cash used in investing activities	(26,680)	(16,896)

Free cash flow	16,415	16,804
Net cash used in financing activities	(1,635)	(31,135)

Net increase (decrease) in cash and cash equivalents	14,780	(14,331)
Cash and cash equivalents, beginning of period	9,436	24,216

Cash and cash equivalents, end of period	$24,216	$9,885

Cash Provided by Operations

While we experienced increased profitability at our company-owned restaurants in recent years, our sales decreased in 2009 compared to 2008, interest expense increased due to the Series Z Additional Redemption amounts and we made several large payments related to the two California wage and hour settlements and the senior management transition. Net cash generated by operating activities was $33.7 million for 2009 compared to $43.1 million for 2008.

Cash Used in Investing Activities

During 2009, we used approximately $16.9 million of cash to purchase additional property and equipment as follows:

•	$9.5 million to open new restaurants and upgrade existing restaurants in 2008 and 2009;

•	$5.9 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$1.5 million for general corporate purposes.

During 2008, we used approximately $26.7 million of cash to purchase additional property and equipment as follows:

•	$18.9 million to open new restaurants and upgrade existing restaurants in 2007 and 2008;

•	$5.4 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$2.4 million for general corporate purposes.

Cash Used in Financing Activities

During 2009, we made payments on our debt totaling $8.1 million and redeemed $24.8 million of our Series Z. We received $1.8 million in proceeds from stock option exercises primarily from former employees.

During 2008, we made payments on our debt totaling $2.0 million and received $0.4 million in proceeds from stock option exercises.

Off-Balance Sheet Arrangements

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain of our franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe that most, if not all, of the franchised restaurants could be subleased to third parties, minimizing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. As of December 29, 2009, we do not have a liability recorded for our exposure following a probability related approach. Minimum future rental payments for all remaining guaranteed leases that expire on various dates through July 2012 were approximately $0.5 million as of December 29, 2009. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Letters of Credit

We have $7.2 million in letters of credit outstanding under our credit facility as of December 29, 2009. The letters of credit expire on various dates during 2010, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation.

Economic Environment and Commodity Volatility

Economic Environment

Our results depend on discretionary consumer spending, which is influenced by consumer confidence and disposable income. In particular, the effects of changing energy and food costs, and increasing interest rates, among other things, may impact discretionary consumer spending in restaurants. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

We have experienced only a modest impact from inflation. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our associates based on hourly rates slightly above the applicable minimum federal, state or municipal “living wage” rates. Recent changes in minimum wage laws may create pressure to increase the pay scale for our associates, which would increase our labor costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with inflation.

Impact of Agricultural Commodities

Our cost of sales consist of cost of goods sold, which is made up of food and product costs, compensation costs and other operating costs. Wheat, butter and cheese are our primary agricultural commodities and in addition, coffee, chicken and turkey are the other major agricultural commodities which are included in our cost of goods sold. For the last few years, cost increases in one or more of our agricultural commodities were generally modest in relation to our total cost of sales. Because of the increasing commodity costs in 2007 and 2008, we raised our prices once at both Einstein Bros. and Noah’s during 2008 and during 2009.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, any estimates for contingent liabilities that arise as result of any legal proceedings are discussed in Item 3 of this report.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements set forth in Item 8 of this report.

Impairment of Long-Lived Assets

We review property and equipment and amortizing intangible assets for impairment when events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimate of future cash flows. Relevant facts and circumstances may include, but are not limited to, local competition in the area, the ability of existing restaurant management, the necessity of tiered pricing structures and the impact that upgrading our restaurants may have on our estimates. Recoverability of a restaurant’s assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the restaurant. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of a restaurant’s assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds its fair value. Absent other available information, we use discounted future cash flows as an estimate of fair value. During 2009, we recorded an impairment of $0.8 million related to seven of our company-owned restaurants.

At least annually, we assess the recoverability of goodwill and other intangible assets not subject to amortization related to our restaurant concepts. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. As of December 29, 2009, the fair value of goodwill and other intangible assets not subject to amortization sufficiently exceeded the carrying values. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability and healthcare benefits. The insurance liabilities represent an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established and are not discounted, with the exception of the workers’ compensation, which is discounted at 10% based upon analysis of historical data and actuarial estimates, and they are reviewed on a quarterly basis to ensure that the liabilities are appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted.

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

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with GAAP and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 using an option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

Estimates of share-based compensation expenses do have an impact on our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as being related to our operational performance, we exclude estimated share-based compensation expense when evaluating our performance.

Gift Card Breakage

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder. While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain gift card balances due to the age of the unredeemed balance. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, gift card balances may be recognized as gift card breakage and recorded as a reduction to deferred revenue and an increase to company-owned restaurant revenues. For 2009, we recognized $0.2 million in gift card breakage.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2008 and 2009, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States. Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, and invoiced and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues.

Our debt as of December 29, 2009 was principally composed of the credit facility. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.

On May 7, 2008, we entered into an interest rate swap agreement, to fix our rate on $60 million of our debt to 3.52% plus an applicable margin for the next two years, effective August 2008.

Assuming no change in the size or composition of debt as of December 29, 2009, and presuming the utilization of our accumulated net operating losses would minimize the tax implications for the next several years, a 100 basis point increase in short-term effective interest rates would increase our interest expense on our credit facility, including the interest rate swap, by approximately $0.2 million annually. Currently, the interest rates on our credit facility are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing, and the interest rate swap has fixed our rate on $60 million of our outstanding debt. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Einstein Noah Restaurant Group, Inc. and subsidiaries (collectively, “Einstein Noah”) (a Delaware corporation) as of December 29, 2009 and December 30, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 29, 2009. Our audits of the basic financial statements include the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of Einstein Noah’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Einstein Noah Restaurant Group, Inc. and subsidiaries’ as of December 29, 2009 and December 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Einstein Noah Restaurant Group, Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited Einstein Noah Restaurant Group, Inc. and subsidiaries (collectively, “Einstein Noah”) (a Delaware Corporation) internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Einstein Noah’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Einstein Noah’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Einstein Noah Restaurant Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Einstein Noah Restaurant Group, Inc. and subsidiaries as of December 29, 2009 and December 30, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 29, 2009 and our report dated February 25, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

February 25, 2010

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 30, 2008	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,216	$9,885
Restricted cash	526	508
Accounts receivable	6,459	5,629
Inventories	5,290	5,513
Current deferred income tax assets, net	—	7,184
Prepaid expenses	4,175	5,682
Other current assets	599	73

Total current assets	41,265	34,474
Property, plant and equipment, net	59,747	58,682
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Long-term deferred income tax assets, net	—	46,206
Debt issuance costs and other assets, net	3,105	3,047

Total assets	$172,929	$211,221

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,123	$4,147
Accrued expenses and other current liabilities	22,160	20,633
Current portion of long-term debt	8,088	5,234
Current portion of obligations under capital leases	61	22
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 57,000 and 32,194 shares outstanding	57,000	32,194

Total current liabilities	92,432	62,230
Long-term debt	79,787	74,553
Long-term obligations under capital leases	38	19
Other liabilities	14,323	12,133

Total liabilities	186,580	148,935

Commitments and contingencies

Stockholders’ (deficit) equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized; 15,969,167 and 16,461,123 shares issued and outstanding	16	16
Additional paid-in capital	264,179	266,928
Accumulated other comprehensive loss, net of income tax	(2,470)	(1,277)
Accumulated deficit	(275,376)	(203,381)

Total stockholders’ (deficit) equity	(13,651)	62,286

Total liabilities and stockholders’ (deficit) equity	$172,929	$211,221

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

	52 weeks ended
	January 1, 2008	December 30, 2008	December 29, 2009
Revenues:
Company-owned restaurant sales	$372,997	$376,664	$370,412
Manufacturing and commissary revenues	24,204	30,369	30,638
Franchise and license related revenues	5,701	6,417	7,512

Total revenues	402,902	413,450	408,562
Cost of sales:
Company-owned restaurant costs	297,180	303,116	304,257
Manufacturing and commissary costs	24,792	28,566	26,573

Total cost of sales	321,972	331,682	330,830

Gross profit	80,930	81,768	77,732
Operating expenses:
General and administrative expenses	40,635	36,356	35,463
California wage and hour settlements	—	1,900	—
Senior management transition costs	—	1,335	—
Depreciation and amortization	11,192	14,100	16,627
Other operating expenses	837	461	725

Income from operations	28,266	27,616	24,917
Other expense:
Interest expense, net	12,387	5,439	6,114
Write-off of debt discount upon redemption of senior notes	528	—	—
Prepayment penalty upon redemption of senior notes	240	—	—
Write-off of debt issuance costs upon redemption of senior notes	2,071	—	—

Income before income taxes	13,040	22,177	18,803
Provision (benefit) for income tax	454	1,100	(53,192)

Net income	$12,586	$21,077	$71,995

Net income per common share – Basic	$0.93	$1.32	$4.45

Net income per common share – Diluted	$0.88	$1.29	$4.36

Weighted average number of common shares outstanding:
Basic	13,497,841	15,934,796	16,175,391

Diluted	14,235,625	16,378,965	16,526,869

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, January 2, 2007	10,596,419	$11	$176,797	$—	$(309,039)	$(132,231)
Net income	—	—	—	—	12,586	12,586
Common stock issued upon stock option exercise and restricted stock awards	282,392	—	1,017	—	—	1,017
Common stock issued in secondary offering	5,000,000	5	89,995	—	—	90,000
Costs to issue common stock	—	—	(6,667)	—	—	(6,667)
Stock based compensation expense	—	—	1,688	—	—	1,688

Balance, January 1, 2008	15,878,811	$16	$262,830	$—	$(296,453)	$(33,607)
Net income	—	—	—	—	21,077	21,077
Common stock issued upon stock option exercise	97,526	—	404	—	—	404
Restricted stock forfeited	(7,334)	—	—	—	—	—
Common stock issued upon stock appreciation right exercise	164	—	—	—	—	—
Stock based compensation expense	—	—	945	—	—	945
Unrealized loss on derivative securities, net of taxes	—	—	—	(2,470)	—	(2,470)

Balance, December 30, 2008	15,969,167	$16	$264,179	$(2,470)	$(275,376)	$(13,651)
Net income	—	—	—	—	71,995	71,995
Common stock issued upon restricted stock awards	63,776	—	—	—	—	—
Common stock issued upon stock option exercise	427,777	—	1,808	—	—	1,808
Common stock issued upon stock appreciation right exercise	403	—	—	—	—	—
Stock based compensation expense	—	—	941	—	—	941
Net change in unrealized loss on derivative securities, net of taxes	—	—	—	1,193	—	1,193

Balance, December 29, 2009	16,461,123	$16	$266,928	$(1,277)	$(203,381)	$62,286

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 weeks ended
	January 1, 2008	December 30, 2008	December 29, 2009
OPERATING ACTIVITIES:
Net income	$12,586	$21,077	$71,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,192	14,100	16,627
Deferred income tax benefit	—	—	(53,390)
Stock-based compensation expense	1,688	945	941
Loss on disposal of assets	601	198	212
Impairment charges and other related costs	236	263	818
Provision for losses on accounts receivable	101	157	206
Amortization of debt issuance and debt discount costs	651	487	574
Write-off of debt issuance costs	2,071	—	—
Write-off of debt discount	528	—	—
Paid-in kind interest	904	—	—
Changes in operating assets and liabilities:
Restricted cash	1,484	677	18
Accounts receivable	(1,515)	1,191	624
Accounts payable and accrued expenses	(2,387)	3,297	(2,300)
Accrued Series Z additional redemption	—	—	1,285
Other assets and liabilities	(3,254)	703	(3,910)

Net cash provided by operating activities	24,886	43,095	33,700
INVESTING ACTIVITIES:
Purchase of property and equipment	(25,869)	(26,690)	(16,898)
Proceeds from the sale of equipment	1,168	17	2
Acquisition of restaurant assets	(375)	(7)	—

Net cash used in investing activities	(25,076)	(26,680)	(16,896)
FINANCING ACTIVITIES:
Proceeds from secondary common stock offering	90,000	—	—
Costs incurred with offering of our common stock	(6,667)	—	—
Payments under capital lease obligations	(53)	(84)	(49)
Repayments of other borrowings	(280)	(280)	—
Borrowings under the term loan	11,900	—	—
Repayments under the term loan	(925)	(1,675)	(8,088)
Repayments under Second Lien Term Loan	(65,000)	—	—
Repayments under Subordinated Note	(25,000)	—	—
Redemptions under mandatorily redeemable Series Z Preferred Stock	—	—	(24,806)
Debt issuance costs	(843)	—	—
Proceeds upon stock option exercises	1,017	404	1,808

Net cash provided by (used in) financing activities	4,149	(1,635)	(31,135)
Net increase (decrease) in cash and cash equivalents	3,959	14,780	(14,331)
Cash and cash equivalents, beginning of period	5,477	9,436	24,216

Cash and cash equivalents, end of period	$9,436	$24,216	$9,885

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation. As of December 29, 2009, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), and Manhattan Bagel Company (“Manhattan Bagel”).

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2007, 2008 and 2009 which ended on January 1, 2008, December 30, 2008 and December 29, 2009 respectively, contained 52 weeks.

Certain immaterial reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates.

Revenue Recognition

Company-owned restaurant sales – We record revenue from the sale of food, beverage and retail items as products are sold. Sales tax amounts collected from customers that are remitted to governmental authorities are excluded from our net revenue.

Manufacturing and commissary revenues – Our manufacturing revenues are recorded at the time of shipment to customers. Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sells outside of the United States. As the product is shipped FOB domestic dock, and invoiced and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues. Approximately $3.3 million, $4.8 million and $5.3 million of sales shipped internationally are included in manufacturing revenues for fiscal years ended 2007, 2008 and 2009, respectively.

Franchise and license related revenues – Initial fees received from a franchisee or licensee to establish a new location are recognized as income when we have performed our obligations required to assist the franchisee or licensee in opening a new location, which is generally at the time the franchisee or licensee commences operations. Continuing royalties, which are a percentage of the net sales of franchised and licensed locations, are accrued as income each month.

Gift Cards – Proceeds from the sale of gift cards are recorded as deferred revenue within accrued expenses, and recognized as income when redeemed by the holder. The deferred revenue balance represents the Company’s liability for gift cards that have been sold, but not yet redeemed. There are no expiration dates on the Company’s gift cards, nor do we charge any service fees that decrease customer balances.

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

For the fiscal years ended December 30, 2008 and December 29, 2009, income from gift card breakage was $0.3 and $0.2 million, respectively. For the fiscal year ended January 1, 2008, income recognized from gift card breakage was $1.3 million, which relates to unredeemed balances from 2003 through 2006 and resulted from the Company entering into an agreement in December 2007, with an unrelated third party that assumed the unredeemed liability for gift cards that had not yet reached the statutory term for unclaimed property. As a result of the agreement, certain third-party claims on unredeemed gift cards for certain jurisdictions had been removed. Our estimate of gift card breakage is based upon reasonable and reliable company-specific historical information that the Company believes is predictive of the future and relates to a large pool of homogenous gift card transactions over a sufficient time frame.

Allowance for doubtful accounts – The majority of our receivables are due from our licensees, franchisees, distributors and trade customers. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Cash and Cash Equivalents, and Restricted Cash

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

In the first quarter of 2008, we reviewed the depreciable lives of our assets and determined that the economic useful life for leasehold improvements on new restaurants should be the shorter of 10 years or the life of the lease, which is typically 10 years. We also determined that the economic useful lives of our restaurant upgrades should be the shorter of 5 years or the life of the lease. However, as we approve our restaurants to be

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

upgraded, we simultaneously review the lease, and typically only upgrade those locations that have a renewal option and we are reasonably assured that the lease will be renewed. For 2008, the effect on both income from operations and net income was a reduction of $0.9 million in depreciation expenses, which increased both basic and diluted earnings per share by $0.05.

In accordance with GAAP, impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment indicators are determined to be present. We consider a history of cash flow losses to be the primary indicator of potential impairment for individual restaurant locations. We determine whether a restaurant location is impaired based on expected undiscounted future cash flows, considering location, local competition, current restaurant management performance, existing pricing structure and alternatives available for the site. If impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows or the expected proceeds, net of costs to sell, upon sale of the asset.

During fiscal years ended 2007, 2008 and 2009, we recorded approximately $0.2 million, $0.3 million, and $0.8 million, respectively, in impairment charges related to underperforming restaurants.

Leases and Deferred Rent Payable

We lease all of our restaurant properties. Leases are evaluated and classified as operating or capital leases for financial reporting purposes.

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

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In accordance with GAAP, we follow a two-step approach for testing impairment. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For intangibles with indefinite lives, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value. Intangible assets not subject to amortization consist primarily of the Einstein Bros. and Manhattan Bagel trademarks.

As of January 1, 2008, December 30, 2008 and December 29, 2009, we performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros. and Manhattan Bagel brands. For the fiscal years ended 2007, 2008, and 2009 there was no indication of impairment in our goodwill and indefinite lived intangible assets.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability and healthcare benefits. We maintain coverage with third party insurers which limit our total exposure from medical, workers’ compensation and general liability claims. The self-insurance medical liability and insured workers’ compensation and general liability represent an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established based upon analysis of historical data to ensure that the liability is appropriate. If actual claims differ from our estimates, our financial results could be impacted. The estimated workers’ compensation liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. These estimated liabilities are included in accrued expenses in our consolidated balance sheets.

Guarantees

Prior to 2001, we would occasionally guarantee leases for the benefit of certain franchisees. None of the guarantees have been modified since their inception and we have since discontinued this practice. Current franchisees are the primary lessees under the vast majority of these leases. Under the lease guarantees, we may be required by the lessor to make all of the remaining monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. However, we believe most, if not all, of the franchised locations could be subleased to third parties reducing our potential exposure. Additionally, we have indemnification agreements with our franchisees under which the franchisees would be obligated to reimburse us for any amounts paid under such guarantees. Historically, we have not been required to make such payments in significant amounts. We record a liability for our exposure under the guarantees in accordance with GAAP. In the event that trends change in the future, our financial results could be impacted. As of December 29, 2009, we had outstanding guarantees of indebtedness under certain leases of approximately $0.5 million and no liability has been recorded.

Fair Value of Financial Instruments

As of December 30, 2008 and December 29, 2009, our financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. The fair value of accounts receivable and accounts payable approximate their carrying value, due to their short-term maturities. As of December 30, 2008 and December 29, 2009, our total debt under the senior secured credit facility was $87.9 million and $79.8 million, respectively and had a fair value of $69.6 million and $64.6 million, respectively due to the changing credit markets. The fair value of the Company’s debt was estimated based on the current rates found in the market place for debt with the same remaining maturities.

The Mandatorily Redeemable Series Z Preferred Stock (“Series Z”) is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million and $32.2 million as of December 30, 2008 and December 29, 2009, respectively. This balance represents the total required future cash payment. The current fair value of the Series Z, which was determined by using the remaining term of the Series Z and the effective dividend rate from the Certificate of Designation, is estimated to be $54.7 million and $31.0 million as of December 30, 2008 and December 29, 2009, respectively.

Concentrations of Risk

We purchase a majority of our frozen bagel dough from a single supplier who utilizes our proprietary processes and on whom we are dependent in the short-term. Additionally, we purchase all of our cream cheese

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $3.3 million, $2.3 million, and $4.6 million for the fiscal years ended 2007, 2008 and 2009, respectively, and are included in restaurant costs of sales in the consolidated statements of operations.

Company Operations and Segments

We operate three business segments: company-owned restaurants, manufacturing and commissaries and franchising and licensing. Our corporate support unit facilitates all of our company-owned restaurants, the manufacturing facility and commissaries, supports our franchisees and licensees and handles general corporate governance. The company-owned restaurants segment includes our Einstein Bros. and Noah’s brands, which have similar investment criteria and economic and operating characteristics. The manufacturing segment produces and distributes bagel dough and other products to our restaurants, licensees, franchisees and other third parties. Inter-company sales to our company-owned restaurants have been eliminated during consolidation. The franchise and license segment earns royalties and other fees from the use of trademarks and operating systems developed for the Manhattan Bagel, Einstein Bros. and Noah’s brands.

Information regarding revenue and costs of sales for each of our business segments has been reported in the consolidated statements of operations for the years ended January 1, 2008, December 30, 2008 and December 29, 2009. Our president and the senior management team manages our business and allocates resources via a combination of restaurant sales reports and gross profit information related to our three sources of revenue, which are presented in their entirety within the consolidated statements of operations. While we do review balance sheet and other asset information on a consolidated basis, we do not review it on a business segment basis as we base our resource allocation decisions on sales and gross profit information. Due to the immateriality of all other financial information in relation to the restaurant segment, including but not limited to assets, capital expenditures, depreciation and amortization and general and administrative expenses, our senior management does not regularly review any additional information for purposes of making decisions about allocating resources and assessing performance for each business segment.

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

Net Income per Common Share

We compute basic net income per common share by dividing the net income for the period by the weighted-average number of shares of common stock outstanding during the period.

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

The following table summarizes the weighted-average number of common shares outstanding, as well as sets forth the computation of basic and diluted net income per common share for the periods:

	52 weeks ended
	January 1, 2008	December 30, 2008	December 29, 2009
	(in thousands, except earnings per share and related share information)
Net income (a)	$12,586	$21,077	$71,995

Basic weighted average shares outstanding (b)	13,497,841	15,934,796	16,175,391
Dilutive effect of stock options and SARs	737,784	444,169	351,478

Diluted weighted average shares outstanding (c)	14,235,625	16,378,965	16,526,869

Basic earnings per share (a)/(b)	$0.93	$1.32	$4.45

Diluted earnings per share (a)/(c)	$0.88	$1.29	$4.36

Anti-dilutive stock options and SARs	293,898	262,414	407,539

Stock-Based Compensation

Our stock-based compensation cost for the years ended January 1, 2008, December 30, 2008 and December 29, 2009 was $1.7 million, $0.9 million and $0.9 million, respectively, and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses. Included in the cost for the year ended January 1, 2008 was approximately $0.7 million of expense from the options granted related to the secondary public offering as further described in Note 11.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	January 1, 2008	December 30, 2008	December 29, 2009
Expected life of options and SARs from date of grant	4.0 years	3.25 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	3.31 - 5.02%	1.30 - 2.92%	1.13 - 2.80%
Volatility	29.0% - 97.0%	31.0% - 38.0%	40.0% - 42.0%
Assumed dividend yield	0.0%	0.0%	0.0%

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

As of December 29, 2009, we have approximately $0.8 million of total unrecognized compensation cost related to non-vested awards granted under our option and SARs plans, which we expect to recognize over a weighted-average period of 1.45 years. As of December 29, 2009, we have approximately $0.2 million of total unrecognized compensation cost related to our restricted stock plan, which we expect to recognize over a weighted-average period of 1.56 years.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	INVENTORIES

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following as of:

	December 30, 2008	December 29, 2009
	(in thousands of dollars)
Finished goods	$4,067	$4,100
Raw materials	1,223	1,413

Total inventories	$5,290	$5,513

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of:

	December 30, 2008	December 29, 2009
	(in thousands of dollars)
Leasehold improvements	$90,723	$98,112
Store and manufacturing equipment	77,045	82,143
Furniture and fixtures	1,493	1,323
Office and computer equipment	16,523	17,998
Vehicles	41	41

Property, plant and equipment	185,825	199,617
Less accumulated depreciation	126,078	140,935

Property, plant and equipment, net	$59,747	$58,682

Included in our operating expenses is depreciation expense, which was $11.2 million, $14.1 million and $16.6 million for the fiscal years ended 2007, 2008 and 2009, respectively. There is no depreciation expense included in our cost of sales.

5.	GOODWILL, TRADEMARKS AND OTHER INTANGIBLES

Our goodwill was $5.0 million for both fiscal years 2008 and 2009. Our trademarks and other intangibles consist of amortizing intangibles that have been fully amortized, and non-amortizing intangibles. Our non-amortizing intangibles were $63.8 million for both fiscal years 2008 and 2009.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of:

	December 30, 2008	December 29, 2009
	(in thousands of dollars)
Other accrued expenses and current liabilities	$10,647	$9,531
Payroll and related expense	9,913	9,488
Deferred gift card revenue	1,415	1,377
Deferred franchise and license revenue	185	237

Total accrued expenses and other current liabilities	$22,160	$20,633

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-term deferred franchise and license revenue is included in other liabilities on the balance sheet and was $250,000 and $465,000 as of December 30, 2008 and December 29, 2009, respectively.

7.	LONG-TERM DEBT

Our debt is composed of a credit facility that had an original principal amount of $90 million term loan and a $20 million revolver. We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. The credit facility has a five-year term and is secured by substantially all of our assets and guaranteed by our subsidiaries. Borrowings under this credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of December 30, 2008 and December 29, 2009, the weighted-average interest rate under the credit facility was 2.65% and 2.24%, respectively. The credit facility contains usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios, limitations on capital expenditures, etc. As of December 30, 2008 and December 29, 2009 we were in compliance with all our financial and operating covenants.

Letters of credit reduce our availability under our revolver. As of December 29, 2009, we had $7.2 million in letters of credit outstanding under this facility. The letters of credit expire on various dates during 2010, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Our availability under the revolver was $12.8 million as of December 29, 2009.

The credit facility requires mandatory prepayments of:

•	50% of excess cash flow (as defined in the debt agreement) subject to the ability to retain at least $5 million in cash and cash equivalents;

•	100% of net cash proceeds of asset sales by us above a threshold and subject to the ability to reinvest under certain circumstances;

•	100% of net cash proceeds of any debt issued by us, subject to certain exceptions; and

•	50% of the net cash proceeds of any equity issued by us, subject to certain exceptions.

The credit facility contains a commitment for an incremental term loan in the aggregate amount of up to $57.0 million to be used by us, if needed, solely for the purpose of redeeming the mandatorily redeemable Series Z Preferred Stock. Availability of the incremental term loan is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of successful syndication of such incremental term loan.

Debt issuance costs were capitalized as part of our credit agreement and are being amortized over a period of 5 years on a straight-line basis for the revolver and on the effective interest rate method for the term loan. In the event that the debt is retired prior to the maturity date, debt issuance costs will be expensed in the period that the debt is retired.

As of December 30, 2008 and December 29, 2009, debt issuance costs, net of amortization of approximately $2.1 million and $1.5 million, respectively, have been capitalized in other assets for the credit facility. The amortization of debt issuance costs of $0.6 million, $0.5 million and $0.6 million for the fiscal years ended 2007, 2008, and 2009, respectively, is included in interest expense in the consolidated statements of operations.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 2010, we will make a $4.3 million prepayment related to the excess cash flow provision in our debt agreement. For all subsequent years we have included the minimum contractual amounts as these future pre-payments cannot be estimated. Our obligations on our term loan for the five years following December 29, 2009 are as follows:

Fiscal year (in thousands of dollars):
2010	$5,234
2011	$1,125
2012	$73,428
Thereafter	—

$79,787

Through fiscal year 2011, payments of $225,000 are due on calendar quarter ends. However, due to the difference between our fiscal quarter ends and calendar quarter ends, there were only three payments in fiscal year ended December 30, 2008, and there are five payments scheduled for fiscal year ending 2011.

8.	INTEREST RATE SWAP AND OTHER COMPREHENSIVE INCOME

On May 7, 2008, we entered into an interest rate swap agreement relating to our term loan for the next two years, effective August 2008. We are required to make payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange we receive interest on $60 million of notional amount at a variable rate. The variable rate interest we receive is based on the one-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap is to fix the interest rate on $60 million of our First Lien Term Loan at 3.52% plus an applicable margin. As of December 30, 2008 and December 29, 2009 the weighted-average interest rate under the term loan including this swap was 4.74 and 4.71%, respectively.

The interest rate swap agreement qualifies as a cash flow hedge. The fair value of the interest rate swap agreement, which will be adjusted regularly, will be recorded in the Company’s balance sheet as an asset or liability, as necessary, with a corresponding adjustment to accumulated other comprehensive loss within stockholders’ (deficit) equity.

GAAP requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The interest rate swap discussed above falls into the Level 2 category. The fair market value of the interest rate swap as of December 29, 2009 was a liability of $1.3 million, which is recorded in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 30, 2008 and December 29, 2009, the unrealized (loss) gain associated with this cash flow hedging instrument is recorded in accumulated other comprehensive (loss) gain within stockholders’ (deficit) equity.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Comprehensive income consisted of the following as of:

	52 weeks ended
	January 1, 2008	December 30, 2008	December 29, 2009
	(in thousands of dollars)
Net income	$12,586	$21,077	$71,995
Unrealized (loss) gain on cash flow hedge	—	(2,470)	1,193

Total comprehensive income	$12,586	$18,607	$73,188

We will reclassify any gain or loss from accumulated other comprehensive (loss) gain, net of tax, on the consolidated balance sheet to other expense/income on the consolidated statements of operations when the interest rate swap expires or at the time the we choose to terminate the swap.

9.	MANDATORILY REDEEMABLE SERIES Z PREFERRED STOCK

In September 2003, we completed an equity recapitalization with our preferred stockholders, who held a substantial portion of our common stock. Among other things, the Halpern Denny Fund III, L.P. (“Halpern Denny”) interest in our Mandatorily Redeemable Series F Preferred Stock (“Series F”) was converted into 57,000 shares of Series Z Mandatorily Redeemable Preferred Stock (“Series Z”). The major provisions of our Series Z were as follows:

•	2,000,000 shares authorized;

•	par value of $0.001 per share;

•	mandatory redemption upon the earlier of (i) a merger or change of control or (ii) June 30, 2009;

•	shares are non-voting (except for certain limited voting rights with respect to specified events);

•	liquidation value is $1,000 per share;

•

an annual dividend rate equal to 250 basis points higher than the highest rate paid on our funded indebtedness is payable if the shares are not redeemed by the redemption date. The dividend is accrued prospectively based on the outstanding balance and is payable quarterly;

•	shares may be redeemed in whole or in part at an earlier date at our discretion; and

•	unpaid dividends accrue and must be paid as additional redemption price at the time the shares are redeemed.

The exchange of the Halpern Denny interest for Series Z resulted in a reduction of our effective dividend rate relative to that required by the Series F, and, as a result of this and other factors, we accounted for this transaction as a troubled debt restructuring. Since a portion of this exchange included the receipt of our common stock and warrants previously held by Halpern Denny, we did not recognize a gain from troubled debt restructuring. The Series Z is recorded in the accompanying consolidated balance sheets at its full face value of $57.0 million as of December 30, 2008 and $32.2 million as of December 29, 2009, which represents the total cash payable upon redemption.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 28, 2009, the Company and Halpern Denny agreed that the Company will redeem shares as follows:

1.	$20 million to redeem 20,000 shares of Series Z on June 30, 2009 at a redemption price of $1,000 per share;

2.	$3 million to redeem shares of Series Z on December 31, 2009; and

3.	$5 million to redeem shares of Series Z on March 31, 2010.

The first payment was made on June 30, 2009, which reduced the outstanding Series Z to $37.0 million. The second and third redemption payments include additional redemption price per share based on a rate that is 250 bps higher than the highest rate paid on the Company’s funded indebtedness, as provided in the Certificate of Designations (“Certificate) for the Series Z.

In addition, the Company has agreed to redeem the remaining outstanding shares of Series Z on June 30, 2010. The Company may also increase the amount and frequency of the redemption payments at any time. Shares shall be redeemed subject to the legal availability of funds. The parties have also agreed that, if the Company completes an equity offering, the Company shall pay any proceeds of the offering, in excess of amounts payable under the credit facility, to Halpern Denny to redeem any outstanding Series Z. In addition, in the event of a merger or change of control, the outstanding Series Z shall be immediately mandatorily redeemable and the provisions of the Certificate shall control. In the event of bankruptcy, the provisions of the Certificate shall control. In exchange, Halpern Denny has agreed not to enforce certain mandatory redemption provisions of the Certificate.

On December 29, 2009, we redeemed $5.0 million of Series Z, which included the $3.0 million redemption payment that was due on December 31, 2009 plus an incremental redemption of $2.0 million. This reduced the outstanding Series Z by $4.8 million and $0.2 million was paid towards the accrued additional redemption price. As of December 29, 2009, $1.3 million of additional redemption price was included in accrued expenses and other liabilities on the balance sheet and included within interest expense on the statements of operations.

We plan to continue focusing on generating free cash flow through June 30, 2010 that would continue to build our balance of unrestricted cash. On or before June 30, 2010 we intend to either revise the letter agreement that will extend the final Series Z payment out one more year to June 30, 2011, or work with the Halpern Denny to find an alternative means to settling this obligation. In addition, to satisfy any unredeemed portion of the Series Z, we will also consider other alternatives such as issuing new capital, take on additional indebtedness, or a combination of both.

In order to increase flexibility for raising funds to redeem the Series Z, we amended our existing credit facility on May 28, 2009 to permit (i) the incurrence of subordinated debt and replacement equity in the form of another issue of mandatorily redeemable preferred stock, provided that the replacement subordinated debt and preferred stock is not payable or redeemable prior to December 31, 2012 and December 28, 2012, respectively (which is approximately six months after the due date of the credit facility), and (ii) payment of an increased additional redemption amount at a rate up to 450 bps higher than the highest rate on the our funded indebtedness for any unredeemed shares of Series Z after June 30, 2010. In addition, the amendment to the credit agreement permits commodity forward purchasing contracts in the ordinary course of business.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

We are authorized to issue up to 25 million shares of common stock, par value $0.001 per share. As of December 30, 2008 and December 29, 2009, there were 15,969,167 and 16,461,123 shares outstanding, respectively.

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

Stockholder Protection Rights Plan

Prior to June 2009, we maintained a Stockholder Protection Rights Plan (the “Plan”). Upon implementation of the Plan in June 1999, our BOD declared a dividend distribution of one right on each outstanding share of common stock, as well as on each share later issued. Each right would allow stockholders to buy Series A junior participating preferred stock. The rights would have become exercisable or convertible if a group or individual acquired, or announced a tender offer, of 15% or more of our common stock. If we were acquired in a merger or other business combination transaction, each right would entitle its holder to purchase a number of the acquiring company’s common shares. This Plan expired in June 2009.

11.	STOCK OPTION AND WARRANT PLANS

1995 Directors’ Stock Option Plan

Our 1995 Directors’ Stock Option Plan (the “Directors’ Option Plan”) provided for the automatic grant of non-statutory stock options to non-employee directors of the Company. On December 19, 2003, our BOD terminated the authority to issue any additional options under the Directors’ Option Plan. As of December 29, 2009, options to purchase 996 shares of common stock at a weighted-average exercise price of $10.23 per share and a weighted-average remaining contractual life of 3.74 years remained outstanding under this plan.

2003 Executive Employee Incentive Plan

On November 21, 2003, our BOD adopted the Executive Employee Incentive Plan, as amended on December 19, 2003, March 1, 2005, February 28, 2007 and April 24, 2007 (the “2003 Plan”). The 2003 Plan provides for granting incentive stock options to employees and granting non-statutory stock options to employees and consultants. Unless terminated sooner, the 2003 Plan will terminate automatically in December 2013. The BOD has the authority to amend, modify or terminate the 2003 Plan, subject to any required approval by our stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2003 Plan without the consent of the holders. There are 2,000,000 shares reserved for issuance pursuant to options granted under the 2003 Plan. Options generally are granted with an exercise price equal to the fair market value on the date of grant, have a contractual life of ten years and typically vest over a three-year

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

service period. Generally, 50% of options granted vest upon service. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of options granted vest based on service and financial performance. Options that do not vest due to the failure to achieve specific financial performance criteria are canceled. As of December 29, 2009, options to purchase approximately 71,971 shares of our common stock, which are not yet exercisable, are subject to future financial performance conditions. We recognize compensation costs for performance based options over the requisite service period when conditions for achievement become probable. For fiscal years 2008 and 2009, 73,967 and 71,901 shares, respectively, were canceled as we did not meet certain financial goals and the related compensation expense that had been recorded during the year was reversed. As of December 29, 2009, there were 503,267 shares reserved for future issuance under the 2003 Plan.

2004 Stock Option Plan for Independent Directors

On December 19, 2003, our BOD adopted the Stock Option Plan for Independent Directors, effective January 1, 2004, as amended on March 1, 2005, February 28, 2007 and May 5, 2009 (the “2004 Directors’ Plan”). Our BOD may amend, suspend, or terminate the 2004 Directors’ Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holder’s consent. A total of 500,000 shares of common stock have been reserved for issuance under the 2004 Directors’ Plan. The 2004 Directors’ Plan provides for the automatic grant of non-statutory stock options to independent directors on January 1 of each year and a prorated grant of options for any director elected during the year. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for five years from the date of grant unless earlier terminated. As of December 29, 2009, there were 253,836 shares reserved for future issuance under the 2004 Directors’ Plan.

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

The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant and will be paid in stock when they are exercised by the employee. The rights expire upon the earlier of termination date of the SAR Plan or termination of employment, and typically vest over a two-year service period, and have a contractual life of five years. Generally, 50% of rights granted vest based solely upon the passage of time. We recognize compensation costs for these awards using a graded vesting attribution method over the requisite service period. The remaining 50% of rights granted vest based on financial performance. As of December 29, 2009, rights to approximately 250 shares of our common stock, which are not yet exercisable, are subject to financial performance conditions. We will recognize compensation costs for performance based stock appreciation rights over the requisite service period when conditions for achievement become probable. For fiscal year 2008 and 2009, 21,841 and 1,561 shares, respectively, were canceled as we did not meet certain financial goals and the related compensation expense that had been recorded during the year was reversed. Rights that do not vest are forfeited and are entered back into the pool of shares to be distributed. As of December 29, 2009, there were 79,735 shares reserved for future issuance under the SAR Plan.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Plans

On May 3, 2007, the Company’s Compensation Committee had granted 7,333 shares of our common stock and 14,667 shares of restricted stock to Mr. Hood in connection with Mr. Hood’s employment as Chief Marketing Officer. The 7,333 shares of common stock awarded had no restrictions, 7,333 shares became unrestricted on the first anniversary of the grant and 7,334 shares that would have become unrestricted on the second anniversary of the date of grant, provided that Mr. Hood remained employed by the Company. On November 25, 2008, Mr. Hood was no longer employed by the Company and the remaining 7,334 shares of restricted stock were forfeited. We recognized compensation costs for these awards using a graded vesting attribution method over the requisite service period. Included in our total stock-based compensation expense for fiscal years ended 2007 and 2008, was $0.3 million and $0, respectively, related to this agreement.

On January 9, 2009, the Company’s Compensation Committee had granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The forfeiture restrictions on 21,259 shares will lapse on the first and second anniversaries of the grant, and the forfeiture restriction on 21,258 shares will lapse on the third anniversary of the grant provided that Mr. O’Neill remains employed by the Company. We recognized compensation costs for these awards using a graded vesting attribution method over the requisite service period. Included in our total stock-based compensation expense for fiscal year ended 2009 was $0.2 million related to this agreement.

Stock Option Activity

Transactions for the 1995 Directors’ Stock Option Plan, the 2003 Plan, the 2004 Directors’ Plan and the Stock Award Plan during fiscal years ended 2007, 2008 and 2009 were as follows:

	Number of Options			Weighted-Average Exercise Price
	2007	2008	2009	2007	2008	2009
Outstanding, beginning of year	993,707	1,108,361	1,201,442	$3.79	$8.06	$8.04
Granted	554,314	391,738	287,000	13.24	10.55	5.27
Exercised	(260,392)	(97,526)	(427,777)	3.91	4.14	4.23
Forfeited	(179,268)	(201,131)	(130,288)	6.48	14.92	10.98
Cancelled	—	—	(20,000)	—	—	3.40

Outstanding, ending of year	1,108,361	1,201,442	910,377	$8.06	$8.04	$8.63

Exercisable and vested, end of year	637,993	730,033	447,017	$4.57	$6.37	$9.35

The aggregate intrinsic value of options exercised during 2007, 2008 and 2009 was $3.4 million, $0.8 million and $3.0 million, respectively.

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested shares, December 30, 2008	471,409	$4.06
Granted	287,000	2.11
Vested	(165,480)	3.31
Forfeited	(129,569)	3.16

Non-vested shares, December 29, 2009	463,360	$2.83

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted-average fair value of options granted during the years ended January 1, 2008 and December 30, 2008 was $5.39 and $3.86, respectively.

As of December 30, 2008, the weighted-average remaining life of total outstanding options, and exercisable and vested options was 5.84 years and 3.67 years, respectively, and the aggregate intrinsic value of outstanding options, and exercisable and vested options was $0.9 million and $0.8 million, respectively.

As of December 29, 2009, the weighted-average remaining life of total outstanding options, and exercisable and vested options was 7.1 years and 5.3 years, respectively, and the aggregate intrinsic value of outstanding options, and exercisable and vested options was $2.6 million and $1.2 million, respectively.

The following table summarizes information about stock options outstanding at December 29, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Wt.Avg. Exercise Price	Wt.Avg. Remaining Life (Years)	Number of Options	Wt.Avg. Exercise Price
$0.00 - $4.00	85,271	$3.68	4.18	85,271	$3.68
$4.01 - $8.00	510,496	5.60	7.60	206,078	6.30
$8.01 - $15.00	115,572	10.88	8.61	24,086	10.96
$15.01 - $20.00	199,038	17.22	6.07	131,582	17.50

	910,377	$8.63	7.07	447,017	$9.35

Stock Appreciation Rights Plan Activity

Transactions for fiscal years ended 2007, 2008 and 2009 were as follows:

	Number of SARs			Weighted-average Exercise price
	2007	2008	2009	2007	2008	2009
Outstanding, beginning of year	—	76,913	46,377	$—	$11.69	$11.78
Granted	117,300	7,452	31,000	11.30	12.51	10.37
Exercised	—	(388)	(1,224)	—	8.00	8.00
Forfeited	(40,387)	(37,600)	(8,600)	10.54	11.65	13.17

Outstanding, ending of year	76,913	46,377	67,553	$11.69	$11.89	$11.05

Exercisable and vested, end of year	—	19,563	34,741	$—	$11.52	$11.53

The aggregate intrinsic value of SARs exercised during 2009 was negligible.

	Number of SARs	Weighted- Average Grant Date Fair Value
Non-vested SARs, December 30, 2008	26,814	$5.10
Granted	31,000	3.25
Vested	(19,926)	5.39
Forfeited	(5,076)	3.13

Non-vested SARs, December 29, 2009	32,812	$3.25

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted-average fair value of SARs granted during the years ended January 1, 2008 and December 30, 2008 was $5.57 and $3.22, respectively.

As of December 30, 2008, the weighted-average remaining life of total outstanding SARs, and exercisable and vested SARs was 3.41 years and 3.25 years, respectively, and the aggregate intrinsic value for both the outstanding SARs, and exercisable and vested SARs was negligible.

As of December 29, 2009, the weighted-average remaining life of total outstanding SARs, and exercisable and vested SARs was 3.4 years and 2.3 years, respectively, and the aggregate intrinsic value for both the outstanding SARs, and exercisable and vested SARs was negligible.

The following table summarizes information about stock SARs outstanding at December 29, 2009:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number of SARs	Wt.Avg. Exercise Price	Wt.Avg. Remaining Life (Years)	Number of SARs	Wt.Avg. Exercise Price
$0.00 - $10.00	33,101	$8.02	2.88	22,601	$7.98
$10.01 - $20.00	33,827	13.78	3.87	11,827	17.97
$20.01 - $30.00	625	23.70	2.86	313	23.70

	67,553	$11.05	3.38	34,741	$11.53

12.	SAVINGS PLAN

We sponsor a qualified defined contribution retirement plan covering eligible employees of Einstein Noah Restaurant Group (the “401(k) Plan”). Employees, excluding officers, are eligible to participate in the 401(k) Plan if they meet certain eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We did not accrue a discretionary match for fiscal years ended 2007, 2008 or 2009. Employer contributions vest at the rate of 100% after three years of service.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	INCOME TAXES

Utilization of our net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred. As of December 29, 2009, we had $1.0 million of our federal and state income tax overpayments within prepaid expenses on our balance sheet. The provision for income taxes consists of the following:

	January 1, 2008	December 30, 2008	December 29, 2009
	(in thousands)
Current
Federal	$232	$359	$—
State	222	741	198

Total current income tax provision	454	1,100	198

Deferred
Federal	4,957	9,194	808
State	1,132	971	6,755

Total deferred income tax benefit	6,089	10,165	7,563
Change in valuation allowance	(6,089)	(10,165)	(60,953)

Total deferred income tax benefit	—	—	(53,390)

Total income tax provision (benefit)	$454	$1,100	$(53,192)

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

In the fourth quarter of 2008, after consideration of this qualitative and quantitative data, we concluded not to reduce our valuation allowance because of the existing recessionary macroeconomic climate and the uncertainty around credit markets and consumer behavior.

In the third quarter of 2009, after again assessing the existing qualitative and quantitative data, including the wide-spread consensus that the economic climate was beginning to improve, we reduced our $65.9 million valuation allowance by $61 million to $4.9 million after consideration the following factors:

•	Our continued profitability through September 29, 2009 resulting in nine consecutive quarters of pretax profitability;

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	our cumulative income before taxes of $41.5 million over the last fifteen quarters through September 29, 2009;

•	our cumulative income from operations of $94.7 million over the last fifteen quarters through September 29, 2009; and

•	the favorable ruling received from the IRS on September 24, 2009 regarding our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382.

As of December 29, 2009, NOL carryforwards of $131.9 million were available to be utilized against future taxable income for years through fiscal 2029, subject in part to annual limitations and excluding approximately $12.2 million of NOL carryforwards that will expire prior to utilization. Accordingly, we have provided a full valuation allowance of $4.9 million related to this portion of our deferred tax assets. Our ability to utilize our NOLs could be further limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code. The occurrence of an additional ownership change would limit our ability to utilize approximately $113.4 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Approximately $18.5 million of our NOLs are currently subject to limitation. On December 30, 2008, we filed a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. On September 24, 2009, we received a favorable ruling from the IRS agreeing with our methodology.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In 2007 we reviewed our uncertain tax positions and recorded a reduction of approximately $1.8 million of the gross deferred tax asset and a corresponding reduction of the valuation allowance. There was no net effect to the financial statements and none of the unrecognized tax benefits will impact our effective tax rate in 2007. Subsequently, we completed and filed Forms 3115, Application for Change in Accounting Method. Due to this, we are highly certain that approximately $1.5 million of the unrecognized tax benefits will be realized. Additionally, we have refined our estimate of the unrecognized tax benefits related to the remaining $0.3 million.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward periods are reduced. As of December 29, 2009, our net operating loss carryforwards for U.S. federal income tax purposes that we expect to be utilized were subject to the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands of dollars)
December 31, 2012	$7,528
December 31, 2018	863
December 31, 2020	6,810
December 31, 2021	9,271
December 31, 2022	35,668
December 31, 2023	42,362
December 31, 2024	12,023
December 31, 2025	5,413
December 31, 2026	4,900
December 31, 2029	7,097

$131,935

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	January 1, 2007	December 30, 2008	December 29, 2009
	(in thousands)
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income tax rate, net of Federal tax (benefit)	8.9%	6.2%	4.2%
Series Z additional redemption	0.0%	0.0%	2.8%
Other, net	3.2%	4.2%	0.2%
Deferred taxes related to change in tax accounting method	18.6%	0.0%	0.0%
Expired tax carryforwards	8.7%	0.0%	0.0%
Effect of change in tax rate	-24.2%	5.4%	-0.9%

	50.2%	50.8%	41.3%
Change in valuation allowance	-46.7%	-45.8%	-324.2%

Effective income tax rate	3.5%	5.0%	-282.9%

Excess tax benefits related to stock option exercises were not recorded for each of the three years ended December 29, 2009, due to our NOL carryforward position. The following represents a reconciliation of our unrecognized tax benefits for the year ended December 29, 2009:

Unrecognized tax benefits
(in thousands)
Balance - December 30, 2008	$3,384
Additions based on 2009 stock option exercises	1,692

Balance - December 29, 2009	$5,076

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

If the $5.1 million of unrecognized tax benefits currently not recognized on our balance sheet is recognized in the future, the entire balance will impact our effective tax rate.

We record deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

The Company’s total deferred tax assets and liabilities are as follows:

	December 30, 2008	December 29, 2009
	(in thousands)
Deferred tax assets	$67,381	$58,712
Deferred tax liabilities	(1,433)	(413)

	65,948	58,299
Valuation allowance	(65,948)	(4,909)

Total deferred tax assets, net	$—	$53,390

Approximately $3.4 million and $5.1 million in 2008 and 2009, respectively, of the gross federal net operating losses are not included in the deferred tax asset due to the limitation regarding recognition of this tax benefit. The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 30, 2008	December 29, 2009
	(in thousands)
Current deferred tax assets and liabilities, net
Operating loss carryforwards	$—	$7,644
California wage and hour settlements	743	—
Senior management transition costs	326	72
Allowances for doubtful accounts	85	57
Deferred revenue	—	29
Accrued expenses	(404)	43

Total gross current deferred tax assets, net of liabilities	750	7,845
Valuation allowance	(750)	(661)

Total current deferred tax assets, net	—	7,184
Long-term deferred tax assets and liabilities, net
Operating loss carryforwards, net of unrecognized tax benefits	51,633	46,554
§481(a) tax accounting method change	(1,029)	(413)
Property, plant and equipment	11,449	1,841
Deferred rent	809	498
Stock-based compensation	831	1,010
Alternative minimum tax	539	464
Interest rate swap	966	500

Total gross long-term deferred tax assets, net of liabilities	65,198	50,454
Valuation allowance	(65,198)	(4,248)

Total long-term deferred tax assets, net	—	46,206

Total deferred tax assets, net	$—	$53,390

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	52 weeks ended
	January 1, 2008	December 30, 2008	December 29, 2009
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term Loans	$11,111	$5,477	$3,910
$25 Million Subordinated Note	825	—	—
Other	319	226	250
Prepayment penalty upon redemption of debt	$240	$—	$—
Income taxes	$274	$1,092	$1,225
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$24	$36	$14
Non-cash addition of leasehold improvements provided by lessor	$1,672	$—	$—
Change in accrued expenses for purchases of property and equipment	$(2,125)	$(115)	$(295)

15.	RELATED PARTY TRANSACTIONS

E. Nelson Heumann is the chairman of our BOD and is a current employee of Greenlight. Greenlight and its affiliates beneficially own approximately 65 percent of our common stock. As a result, Greenlight has sufficient voting power without the vote of any other stockholders to determine what matters will be submitted for approval by our stockholders, to elect all of our BOD, and among other things, to determine whether a change in control of our company occurs.

We entered into the Subordinated Note with Greenlight in February 2006 and paid it in full during fiscal year 2007. The Subordinated Note had a maturity date of February 28, 2013, carried a fixed interest rate of 13.75% per annum, required a quarterly cash interest payment in arrears at 6.5% and quarterly paid-in kind interest that is added to the principal balance outstanding at 7.25%. Total interest expense related to the Subordinated Note with Greenlight was $1.7 million for the year ended January 1, 2008. The Note was repaid from the proceeds of our secondary offering and amended debt facility in June 2007 as further described in Note 13.

16.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Line of Credit

As of December 29, 2009, we had $7.2 million in letters of credit outstanding. The letters of credit expire on various dates during 2010, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Letters of credit reduce our availability under our revolver, which was $12.8 million as of December 29, 2009.

Capital Leases

We lease certain equipment under capital leases. Included in property, plant and equipment are the asset values of $265,000 and $98,000 and the related accumulated amortization of $194,000 and $66,000 as of December 30, 2008 and December 29, 2009, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating Leases

We lease office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through the fiscal year ended 2021. Our restaurant leases have renewal clauses of 1 to 20 years at our option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal years ended 2007, 2008 and 2009 was $27.5 million, $29.3 million and $31.0 million, respectively. Contingent rent included in rent expense for fiscal years ended 2007, 2008 and 2009 was approximately $0.1 million, $0.1 million and $0.2 million, respectively. We sublease out a portion of our restaurant space on leases where we did not need the entire space for our operations. Our sublease income was $0.5 million for both of the fiscal years ended 2007 and 2008, and was $0.4 million for fiscal year ended 2009.

Future Minimum Lease Payments

As of December 29, 2009, future minimum lease payments under capital and operating leases were as follows:

Fiscal year:	Capital Leases	Operating Leases
	(in thousands of dollars)
2010	$25	$31,283
2011	14	26,888
2012	3	19,238
2013	3	14,194
2014	—	11,261
2015 and thereafter	—	23,958

Total minimum lease payments	45	$126,822

Less imputed interest (average rate of 4.75%)	4

Present value of minimum lease payments	41
Less current portion of obligations under capital leases	22

Obligations under capital leases, long-term	$19

In addition, the total of minimum sublease rentals to be received in the future under non-cancelable subleases as of December 29, 2009 was $1.1 million.

Purchase Commitments

We have obligations with certain of our major suppliers of raw materials (primarily frozen bagel dough) for minimum purchases both in terms of quantity and pricing on an annual basis. Furthermore, from time to time, we will commit to the purchase price of certain commodities that are related to the ingredients used for the production of our bagels. On a periodic basis, we review the relationship of these purchase commitments to our business plan, general market trends and our assumptions in our operating plans. If these commitments are deemed to be in excess of the market, we will expense the excess purchase commitment to cost of sales in the period in which the shortfall is determined. The total of our future purchase obligations as of December 29, 2009 was approximately $10.1 million.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Litigation

We are subject to claims and legal actions in the ordinary course of our business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

On August 31, 2007, the Company was served in an action brought by Fiera Foods Company (“Fiera”) in the Superior Court of Justice of Ontario, Canada. Fiera claimed that the Company failed to negotiate in good faith for a frozen bagel dough supply agreement, which was not concluded, and made misrepresentations in the negotiations. Fiera sought damages of $17.0 million (Canadian) as well as interest and costs. The Company and Fiera executed and filed Minutes of Settlement with the Ontario Court to dismiss the lawsuit and through the execution of a new supply agreement have resolved their differences with regard to this matter.

17.	SEGMENTS

Financial results for fiscal years 2007, 2008 and 2009 are as follows:

	Segments
Fiscal 2007:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$372,997	$—	$—	$—	$372,997
Manufacturing and commissary revenues	—	24,204	—	—	24,204
Franchise and license related revenues	—	—	5,701	—	5,701

Total revenues	372,997	24,204	5,701		402,902
Cost of sales:
Company-owned restaurant costs	297,180	—	—	—	297,180
Manufacturing and commissary costs	—	24,792	—	—	24,792
Franchise and license related costs	—	—	—	—	—

Total cost of sales	297,180	24,792	—	—	321,972

Gross profit	75,817	(588)	5,701	—	80,930
Operating expenses	—	—	—	52,664	52,664
Other expenses	—	—	—	15,226	15,226
Provision for income taxes	—	—	—	454	454

Net income (loss)	$75,817	$(588)	$5,701	$(68,344)	$12,586

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Segments
Fiscal 2008:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$376,664	$—	$—	$—	$376,664
Manufacturing and commissary revenues	—	30,369	—	—	30,369
Franchise and license related revenues	—	—	6,417	—	6,417

Total revenues	376,664	30,369	6,417	—	413,450
Cost of sales:
Company-owned restaurant costs	303,116	—	—	—	303,116
Manufacturing and commissary costs	—	28,566	—	—	28,566
Franchise and license related costs	—	—	—	—	—

Total cost of sales	303,116	28,566	—	—	331,682

Gross profit	73,548	1,803	6,417	—	81,768
Operating expenses	—	—	—	54,152	54,152
Other expenses	—	—	—	5,439	5,439
Provision for income taxes	—	—	—	1,100	1,100

Net income (loss)	$73,548	$1,803	$6,417	$(60,691)	$21,077

	Segments
Fiscal 2009:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$370,412	$—	$—	$—	$370,412
Manufacturing and commissary revenues	—	30,638	—	—	30,638
Franchise and license related revenues	—	—	7,512	—	7,512

Total revenues	370,412	30,638	7,512	—	408,562
Cost of sales:
Company-owned restaurant costs	304,257	—	—	—	304,257
Manufacturing and commissary costs	—	26,573	—	—	26,573
Franchise and license related costs	—	—	—	—	—

Total cost of sales	304,257	26,573	—	—	330,830

Gross profit	66,155	4,065	7,512	—	77,732
Operating expenses	—	—	—	52,815	52,815
Other expenses	—	—	—	6,114	6,114
Provision (benefit) for income taxes	—	—	—	(53,192)	(53,192)

Net income (loss)	$66,155	$4,065	$7,512	$(5,737)	$71,995

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal years ended 2007, 2008 and 2009:

	Fiscal year 2007:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$96,255	$101,055	$100,378	$105,214
Gross profit	19,501	20,418	19,521	21,490
Income from operations	5,958	6,743	6,806	8,759
Net income (loss) (a)	1,132	(250)	4,943	6,761
Net income (loss) per common share – Basic	$0.11	$(0.02)	$0.31	$0.43
Net income (loss) per common share – Diluted	$0.10	$(0.02)	$0.30	$0.41
Weighted average number of common shares outstanding:
Basic	10,605,626	11,775,597	15,772,931	15,837,211

Diluted	11,136,669	11,775,597	16,572,486	16,623,629

	Fiscal year 2008:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$103,264	$105,414	$100,895	$103,877
Gross profit	19,579	21,542	19,183	21,464
Income from operations	5,563	8,540	5,997	7,516
Net income	3,842	6,914	4,537	5,784
Net income per common share – Basic	$0.24	$0.43	$0.28	$0.36
Net income per common share – Diluted	$0.23	$0.42	$0.28	$0.36
Weighted average number of common shares outstanding:
Basic	15,890,879	15,925,876	15,948,180	15,974,248

Diluted	16,451,556	16,398,822	16,412,748	16,179,269

	Fiscal year 2009:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$100,423	$104,358	$100,046	$103,735
Gross profit	$16,429	$20,879	$18,627	$21,797
Income from operations	$3,117	$8,015	$6,213	$7,572
Net income (b)	$1,850	$6,466	$60,861	$2,818
Net income per common share – Basic	$0.12	$0.40	$3.75	$0.17
Net income per common share – Diluted	$0.11	$0.39	$3.65	$0.17
Weighted average number of common shares outstanding:
Basic	16,025,935	16,047,305	16,236,271	16,392,052

Diluted	16,216,152	16,412,363	16,693,843	16,730,940

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(a)	In connection with the debt redemption and our amended credit facility, we wrote off $2.1 million of debt issuance costs and $0.5 million of debt discount, and paid a redemption premium in the amount of $0.2 million during the second quarter ended 2007.
(b)	In the third quarter of 2009, we reduced our $65.9 million valuation allowance by $61.0 million to $4.9 million and recorded a $56.8 deferred income tax benefit.

19.	SUBSEQUENT EVENTS

As of January 26, 2010, the Company and Fiera resolved their differences with regard to the matter described in Note 16 by executing Minutes of Settlement that provide for dismissal of Fiera’s lawsuit in the Ontario Court, a supply agreement, and a mutual full and final release.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of period	Additions (a)	Deductions (b)	Balance at end of period
	(In thousands of dollars)
For the fiscal year ended January 1, 2008:
Allowance for doubtful accounts	$505	502	(401)	$606
Valuation allowance for deferred taxes	$81,150	—	(6,089)	$75,061
For the fiscal year ended December 30, 2008:
Allowance for doubtful accounts	$606	157	(547)	$216
Valuation allowance for deferred taxes	$75,061	—	(9,199)	$65,862
For the fiscal year ended December 29, 2009:
Allowance for doubtful accounts	$216	206	(281)	$141
Valuation allowance for deferred taxes	$65,862		(60,953)	$4,909

Notes:

(a)	Amounts charged to costs and expenses.
(b)	Bad debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2009 pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of December 29, 2009, that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

As of December 29, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 29, 2009, is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report dated February 25, 2010, appearing under the heading “Report of Independent Registered Public Accounting Firm,” in Part II , Item 8 of this report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to Directors required by Item 10 will be included in our 2010 Proxy Statement, which will be filed within 120 days after the close of the 2009 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) required by Item 10 will included in our 2010 Proxy Statement, which will be filed within 120 days after the close of the 2009 fiscal year, and is hereby incorporated by reference.

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

This information will be included in our 2010 Proxy Statement, which will be filed within 120 days after the close of the 2009 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our 2010 Proxy Statement, which will be filed within 120 days after the close of the 2009 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our 2010 Proxy Statement, which will be filed within 120 days after the close of the 2009 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be included in our 2010 Proxy Statement, which will be filed within 120 days after the close of the 2009 fiscal year, and is hereby incorporated by reference.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See the Index to Consolidated Financial Statements included in Part II, Item 8 for a list of the financial statements included in this Form 10-K.

(2)	Financial Statement Schedules

See the end of Part II, Item 8 for Schedule II—Valuation and Qualifying Accounts. All other financial statement schedules are omitted because they are not required or are not applicable.

(3)	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (16)

3.2	Third Amended By-laws (1)

3.3	Amendments to By-laws (2)

4.2	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock (3)

10.1	1994 Stock Plan (1)+

10.2	Directors’ Option Plan (1)+

10.3	Executive Employee Incentive Plan (4)+

10.4	Second Amendment to Executive Employee Incentive Plan (5)+

10.5	Third Amendment to the New World Restaurant Group, Inc. 2004 Executive Employee Incentive Plan (11)+

10.6	Stock Option Plan for Independent Directors (6)+

10.7	Amendment to Stock Option Plan for Independent Directors (7)+

10.8	Second Amendment to the New World Restaurant Group Inc. Stock Option Plan for (Non-Employee) Independent Directors (10)+

10.9	Approved Supplier Agreement dated as of November 30, 2006, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, and Harlan Bakeries, Inc. (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2) (9)

10.10	Amended and Restated Credit Agreement dated June 28, 2007, among the Registrant, Bear, Stearns & Co. Inc. (“Bear Stearns”), as sole lead arranger, Wells Fargo Foothill, Inc., as administrative agent and the other lenders from time to time parties thereto (12)

10.11	New World Restaurant Group, Inc. Stock Appreciation Rights Plan (8)+

10.12	Einstein Noah Restaurant Group, Inc. Nonqualified Deferred Compensation Plan (13)+

10.13	Paul J.B. Murphy, III Executive Separation Agreement dated December 3, 2008 (14)+

10.14	Jeffrey J. O’Neill Offer of Employment dated December 3, 2008 (14)+

Exhibit No.	Description

10.15	James Hood Employee Separation Agreement dated February 2, 2009 (15)

10.16	James O’Reilly Offer of Employment dated March 24, 2009 (15)

10.17	Amendment No. 1 to Amended and Restated Credit Agreement (15)

10.18	Letter Agreement with Halpern Denny III L.P. regarding the Redemption of Series Z preferred stock (16)

10.19	Amendment No. 2 of Amended and Restated Credit Agreement (16)

21.1	List of Subsidiaries*

23.1	Consent of Grant Thornton LLP*

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2009*

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2009*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act**

*	Filed herewith.
**	Furnished herewith.
+	Management contract.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (33-95764).
(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002, filed on May 14, 2003.
(3)	Incorporated by reference from Registrant’s Schedule 14A, filed on September 10, 2003 included as schedule 1 to annex B.
(4)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex A.
(5)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex B.
(6)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex C.
(7)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 29, 2005 included as annex D.
(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, filed on February 20, 2007.
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K, filed on March 7, 2007.
(10)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 4, 2007 included as Annex B.
(11)	Incorporated by reference from Registrant’s Schedule 14A, filed on April 4, 2007 included as Annex D.
(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed on July 5, 2007.
(13)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2008, filed on March 3, 2008.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2008, filed on March 2, 2009.
(15)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2009, filed on May 7, 2009.
(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated June 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: February 25, 2010	By:	/S/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

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