Form 10-Q
period 2010-03-30
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2010-05-06
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2010

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

As of May 3, 2010, there were 16,474,792 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 29, 2009	March 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,885	$10,766
Restricted cash	508	547
Accounts receivable	5,629	5,674
Inventories	5,513	5,003
Current deferred income tax assets	7,184	7,029
Prepaid expenses	5,682	6,903
Other current assets	73	73

Total current assets	34,474	35,995
Property, plant and equipment, net	58,682	58,616
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Long-term deferred income tax assets	46,206	45,209
Debt issuance costs and other assets, net	3,047	2,900

Total assets	$211,221	$211,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,147	$6,138
Accrued expenses and other current liabilities	20,633	23,170
Current portion of long-term debt	5,234	11,900
Current portion of obligations under capital leases	22	20
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 32,194 and 9,495 shares outstanding	32,194	9,351

Total current liabilities	62,230	50,579

Long-term debt	74,553	74,328
Long-term obligations under capital leases	19	15
Other liabilities	12,133	12,328

Total liabilities	148,935	137,250

Commitments and contingencies

Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 9,494 shares outstanding	—	10,567

Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,461,123 and 16,470,719 shares issued and outstanding	16	16
Additional paid-in capital	266,928	267,293
Accumulated other comprehensive loss, net of income tax	(1,277)	(833)
Accumulated deficit	(203,381)	(202,761)

Total stockholders’ equity	62,286	63,715

Total liabilities and stockholders’ equity	$211,221	$211,532

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(unaudited)

	13 weeks ended
	March 31, 2009	March 30, 2010
Revenues:
Company-owned restaurant sales	$90,454	$90,691
Manufacturing and commissary revenues	8,127	7,971
Franchise and license related revenues	1,842	2,150

Total revenues	100,423	100,812

Cost of sales:
Company-owned restaurant costs	76,997	75,367
Manufacturing and commissary costs	6,997	6,630

Total cost of sales	83,994	81,997

Gross profit	16,429	18,815

Operating expenses (income):
General and administrative expenses	9,280	10,072
Depreciation and amortization	4,033	4,266
Other operating expenses (income)	(1)	19

Income from operations	3,117	4,458

Interest expense, net	1,190	1,751
Adjustment for Series Z modification	—	929

Income before income taxes	1,927	1,778
Provision for income taxes	77	1,158

Net income	$1,850	$620

Net income	$1,850	$620
Less: Additional redemption on temporary equity	—	(50)

Net income available to common stockholders	$1,850	$570

Net income per common share – Basic	$0.12	$0.03

Net income per common share – Diluted	$0.11	$0.03

Weighted average number of common shares outstanding:

Basic	16,025,935	16,467,072

Diluted	16,216,152	16,765,609

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 weeks ended
	March 31, 2009	March 30, 2010
OPERATING ACTIVITIES:
Net income	$1,850	$620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,033	4,266
Deferred income tax expense	—	1,152
Stock-based compensation expense	255	383
Loss (gain) on disposal of assets	(1)	19
Adjustment for Series Z modification	—	929
Additional redemption on temporary equity	—	(50)
Provision for losses on accounts receivable	47	35
Amortization of debt issuance and debt discount costs	144	145
Changes in operating assets and liabilities:
Restricted cash	54	(39)
Accounts receivable	(49)	(80)
Accounts payable and accrued expenses	2,023	5,293
Other assets and liabilities	146	(514)

Net cash provided by operating activities	8,502	12,159

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,699)	(4,540)

Net cash used in investing activities	(3,699)	(4,540)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(22)	(6)
Repayments under the term loan	(7,638)	(4,559)
Proceeds from line of credit	—	11,000
Redemptions under Series Z Preferred Stock	—	(13,205)
Proceeds upon stock option exercises	—	32

Net cash used in financing activities	(7,660)	(6,738)

Net (decrease) increase in cash and cash equivalents	(2,857)	881
Cash and cash equivalents, beginning of period	24,216	9,885

Cash and cash equivalents, end of period	$21,359	$10,766

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of December 29, 2009, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in our opinion, necessary to fairly state the interim operating results for the respective periods.

As of March 30, 2010, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 29, 2009. We believe that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Additionally, our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

2. Recent Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

3. Supplemental Cash Flow Information

	13 weeks ended
	March 31, 2009	March 30, 2010
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loan	$1,035	$900
Other	123	857

Income taxes	$295	$103

Non-cash investing activities:

Non-cash purchase of equipment through capital leasing	$14	$—
Change in accrued expenses for purchases of property and equipment	$(850)	$(321)

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 29, 2009	March 30, 2010
	(in thousands)
Finished goods	$4,100	$3,834
Raw materials	1,413	1,169

Total inventories	$5,513	$5,003

5. Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of March 30, 2010, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

We performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of December 29, 2009 and there was no indication of impairment. During the thirteen weeks ended March 30, 2010, there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

6. Long-Term Debt

Our debt is composed of a credit facility with a modified term loan that has an original principal amount of $90 million and a $20 million revolver. The term loan had outstanding balances of $79.8 million and $75.2 million as of December 29, 2009 and March 30, 2010, respectively, and the revolver had a balance of $0 and $11.0 million as of December 29, 2009 and March 30, 2010, respectively. The revolver and credit facility mature in 2012, however we classified the revolver as a current liability as we intend to pay it off within one year. As of December 29, 2009 and March 30, 2010, our total long-term debt had a fair value of $64.6 million and $76.8, respectively due to the changing credit markets. The fair value of the Company’s debt was estimated based on the current rates found in the market place for debt with the same remaining maturities. We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Borrowings under this credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of March 30, 2010, the weighted average interest rate under the credit facility, excluding the interest rate swap described in Note 7, was 2.26%. The revolver and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 29, 2009 and March 30, 2010, we were in compliance with all our financial and operating covenants.

In addition to our calendar quarterly payments of $225,000 due on our term loan, we are also required to make excess cash flow payments on our term loan as defined in our credit facility. We made an excess cash flow payment of $4.3 million in the first quarter 2010.

7. Interest Rate Swap and Other Comprehensive Income/Loss

On May 7, 2008, we entered into a two year interest rate swap agreement relating to our term loan, effective August 2008. The Company makes payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company receives interest on a $60 million of notional amount at a variable rate. The variable rate interest the Company receives is based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap is to fix the interest rate on $60 million of our term loan at 3.52% plus an applicable margin. As of March 30, 2010 the weighted average interest rate under the credit facility including this swap was 4.53%.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The fair value measurement of the interest rate swap was performed using significant other observable inputs (level 2) to calculate a liability of $1.3 million and $0.8 million as of December 29, 2009 and March 30, 2010, respectively, which is recorded in accrued expenses and other liabilities on the Company’s consolidated balance sheet. As of March 30, 2010, the change in fair value associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

	13 weeks ended
	March 31, 2009	March 30, 2010
	(in thousands)
Net income	$1,850	$620
Unrealized gain on cash flow hedge	198	444

Total comprehensive income	$2,048	$1,064

The Company will reclassify any gain or loss from accumulated other comprehensive loss, net of tax, on the Company’s condensed consolidated balance sheet to other expense/income on the Company’s consolidated statements of operations if the Company chooses to terminate the swap before its expiration.

8. Series Z Preferred Stock

On March 17, 2010, the Company and Halpern Denny III, L.P. (“Halpern Denny”), the holder of the mandatorily redeemable Series Z preferred stock (“Series Z”), amended their previous agreement dated May 28, 2009 to extend the redemption date to June 30, 2011, and allow the Company to redeem any amount of Series Z at any time through that date. In addition, beginning July 1, 2010, Halpern Denny has an option to exchange 50% of the shares of Series Z and the accrued additional redemption amount on those shares outstanding as of June 30, 2010 into shares of freely tradable common stock at a price of $11.50 per share. All additional redemption amounts that accrue after June 30, 2010 will be waived with respect to the shares of Series Z exchanged.

The Company must first redeem the shares of the Series Z that are not subject to the exchange option. Then, the Company may redeem the shares that are subject to the exchange option, if Halpern Denny has not exercised its option, which could serve to decrease the number of Series Z shares that are subject to the exchange option. Any Series Z cash redemptions will include an additional redemption amount as of the redemption date. The remaining provisions of the agreement between Halpern Denny and the Company remain unchanged.

We have redeemed $38 million of Series Z since June 30, 2009, including a $13.2 million redemption in the first quarter of 2010 leaving an outstanding balance remaining to be redeemed of $19.0 million plus an accrued additional redemption of $1.1 million.

As part of the modification of Series Z, we recorded this instrument on our balance sheet at fair value. The fair value of the modified Series Z was higher than the original instrument and was recorded at a premium with a non-cash decrease to our net income of $0.9 million. The current fair value of the Series Z is estimated to be $31.0 million and $21.1 million, as of December 29, 2009 and March 30, 2010, respectively. The Series Z subject to the exchange option was valued at $10.6 million and recorded within temporary equity. The Series Z not subject to the exchange option was valued at $9.4 million and remains in liabilities. The accrued additional redemption of $1.1 million remains in accrued expense and other current liabilities.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9. Stock-Based Compensation

Our stock-based compensation cost for the thirteen weeks ended March 31, 2009 and March 30, 2010 was $0.3 million and $0.4 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended
	March 31, 2009	March 30, 2010
Expected life of options and SARs from date of grant	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.13 - 2.09%	1.40 - 2.74%
Volatility	40%	42%
Assumed dividend yield	0%	0%

We evaluate and revise the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of March 30, 2010, we had approximately $2.2 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 1.6 years. As of March 30, 2010, we have approximately $0.1 million of total unrecognized compensation cost related to our restricted stock plan, which we expect to recognize over a weighted average period of 1.4 years.

Stock Option Plan Activity

Transactions during the thirteen weeks ended March 30, 2010 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 29, 2009	910,377	$8.63
Granted	357,750	$11.39
Exercised	(9,500)	$3.35
Cancelled/Forfeited	(21,100)	$15.55
Expired	(20,833)	18.50

Outstanding, March 30, 2010	1,216,694	$9.19	7.67

Exercisable and vested, March 30, 2010	470,165	$8.37	5.64

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 29, 2009	463,360	$2.83
Granted	357,750	4.88
Vested	(74,581)	3.08
Forfeited	—	—

Non-vested options, March 30, 2010	746,529	$3.93

The aggregate intrinsic value of stock options exercised during the thirteen weeks ended March 30, 2010 was $0.1 million.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Stock Appreciation Rights Plan Activity

Transactions during the thirteen weeks ended March 30, 2010 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 29, 2009	67,553	$11.05
Granted	6,000	11.59
Exercised	(325)	8.00
Forfeited	(775)	15.26

Outstanding, March 30, 2010	72,453	$11.06	3.29

Exercisable and vested, March 30, 2010	34,741	$11.65	2.04

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 29, 2009	32,812	$3.25
Granted	6,000	3.61
Vested	(1,050)	4.38
Forfeited	(50)	6.75

Non-vested rights March 30, 2010	37,712	$3.28

The aggregate intrinsic value of SARs exercised during the quarter ended March 30, 2010 was $0.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee had granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The forfeiture restrictions on 21,259 shares lapsed on the first anniversary of the grant, January 9, 2010. The forfeiture restriction on 21,259 shares and 21,258 shares will lapse on the second and third anniversaries of the grant, respectively, provided that Mr. O’Neill remains employed by the Company.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

10. Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 weeks ended
	March 31, 2009	March 30, 2010
	(in thousands, except earnings per share and related share information)
Net income	$1,850	$620
Less: Additional redemption on temporary equity	—	(50)

Net income available to common stockholders (a)	$1,850	$570

Basic weighted average shares outstanding (b)	16,025,935	16,467,072
Dilutive effect of stock options and SARs	190,217	298,537

Diluted weighted average shares outstanding (c)	16,216,152	16,765,609

Basic earnings per share (a)/(b)	$0.12	$0.03

Diluted earnings per share (a)/(c)	$0.11	$0.03

Anti-dilutive stock options and SARs	643,446	311,851

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

11. Income Taxes

Utilization of our net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2009 and 2010. We recorded provisions for income tax expense of $77,000 and $1.2 million in the first quarters of 2009 and 2010, respectively. Our first quarter 2009 provision for income taxes included a benefit resulting from the reduction of the valuation allowance related to the realization of our deferred tax assets. This benefit offset the estimated deferred tax expense for the first quarter of 2009.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

12. Commitments and Contingencies

Letters of Credit and Line of Credit

As of March 30, 2010, we had $7.1 million in letters of credit outstanding. The letters of credit expire on various dates during 2009 and 2010, are automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation. Of the total letters of credit outstanding, $7.0 million reduce our availability under the revolver.

During the thirteen weeks ended March 30, 2010, we had drawn $11.0 million on our revolver. Our availability under the revolver was $2.0 million as of March 30, 2010.

Litigation

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and others. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

13. Subsequent Events

No material subsequent events have occurred since March 30, 2010 that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the Company. In addition, our definitions of non-GAAP disclosures may differ from how others in our industry may define them. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 29, 2009 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K for the fiscal year ended December 29, 2009. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The first quarters in fiscal years 2009 and 2010 ended on March 31, 2009 and March 30, 2010, respectively, and each contained 13 weeks.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, the Company has provided certain non-GAAP financial information, including earnings before interest, taxes, depreciation, amortization, and other operating expenses (“adjusted EBITDA”), net income adjusted for changes in our tax valuation allowance and loss on modification of Series Z (“adjusted net income”), earnings per share adjusted for changes in our tax valuation allowance and loss on debt modification (“adjusted EPS”) and free cash flow, or net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. In addition, the Company’s Board of Directors uses this non-GAAP financial information to evaluate the performance of the Company and the management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. The Company has reconciled the non-GAAP financial information on page 19 in this Form 10-Q to the nearest GAAP measure in context.

Overview

Despite the economic challenges confronting business and consumers, our first quarter financial performance was very encouraging. In evaluating and assessing our financial performance for the first quarter of 2010, we considered the following key factors:

•

Comparable store sales – Our system-wide comparable store sales returned to growth at a positive 0.1% after five quarters of decline and reflect a second quarter of sequential improvement. Company-owned restaurant comparable store sales showed a similar trend in sequential improvement to -0.2% in the first quarter of 2010 from -1.7% in the fourth quarter of 2009 and -3.1% in the third quarter of 2009. We remain focused on building consistent comparable store sales by increasing brand trial through effective marketing investments, by developing innovative products and by introducing value-driven options that increase our average check – all building from our strength in the core breakfast daypart. In the first quarter of 2010 we launched our new twisted bagels, an extension of our Lighter Fare (400 calorie menu) and our new variety bagel bucket, which includes a variety of bagels, mini-bagels and our new Bagel Poppers.

•

Unit development – We added 10 locations in the first quarter of 2010 compared to six additions in the first quarter of 2009. For the first quarter of 2010, this increase was made up of three company-owned, two franchise and five license restaurants, and we closed one company-owned restaurant and one licensed restaurant during the first quarter of 2010. As of March 30, 2010, we owned and operated, franchised, and licensed 691 restaurants. Our current base of company-owned restaurants under our core brands includes 353 Einstein Bros., 76 Noah’s, and one Manhattan Bagel. Also, we franchise 72 Manhattan Bagel and seven Einstein Bros. restaurants, and license 181 Einstein Bros. restaurants and one Noah’s restaurant.

•

Gross profit – Our gross profit improved 14.5% to $18.8 million in the first quarter of 2010 from $16.4 million in 2009. Our company-owned restaurants, and manufacturing and commissary segments all showed improved gross margin percentages while our franchise and license segment contributed an improvement of 16.7%.

•

Cash provided by operating and investing activities – We generated $12.2 million of cash from operations in 2010, an improvement of $3.7 million, or 43%, from the first quarter of 2009. We also prudently increased our investments in new restaurants and various upgrades for existing restaurants by $0.8 million from the first quarter of 2009.

•

Redemption schedule of our Series Z – On March 17, 2010 we amended our agreement with Halpern Denny to modify the redemption schedule for our Series Z. The modified schedule of redemption provides us with additional financial flexibility by extending the date for redemption to June 30, 2011 from June 30, 2010. We have redeemed $38 million of Series Z since June 30, 2009, including a $13.2 million redemption in the first quarter of 2010 leaving an outstanding balance to be redeemed of $19.0 million plus an accrued additional redemption of $1.1 million. Additionally, beginning on July 1, 2010, Halpern Denny has an option to exchange 50% of the shares of Series Z and the accrued additional redemption amount on those shares outstanding as of June 30, 2010, to common stock. As a result of the March 17, 2010 agreement, we recognized a non-cash loss of $0.9 million on the modification of Series Z.

•

Underlying earnings – Our underlying earnings, as expressed in adjusted EBITDA, adjusted net income, adjusted EPS and free cash flow, improved compared to the first quarter of 2009. As explained below, we believe these measures provide important insight into the underlying performance of our business and are useful to investors. Adjusted EBITDA improved 22.3% while our adjusted net income improved $0.3 million and our adjusted EPS on a dilutive basis improved $0.02. Free cash flow also showed solid improvement of $2.8 million from the first quarter of 2009. The Company has reconciled the non-GAAP financial information on pages 18 and 19 in this Form 10-Q to the nearest GAAP measure in context.

2010 Outlook

During 2010, we plan to increase our marketing initiatives, concentrating primarily on the breakfast daypart, with increased efforts aimed at the lunch daypart. We have a strong line-up of new product offerings and limited time offers that will be introduced throughout the year to drive new traffic and repeat visits.

We intend to continue to expand our company-owned restaurants in 2010 with the addition of 10 to 12 new units. These new units will be focused primarily in our more developed markets. During the first quarter of 2010, we opened three company-owned restaurants. We intend to upgrade 17 of our company-owned restaurants during 2010, of which five were completed in the first quarter. We also will update approximately 80 of our restaurants with a kitchen display ordering system that improves production accuracy and helps to reduce waste, install surveillance cameras across all of our restaurants, and renovate certain features at specific restaurants such as a revitalized coffee program or updated external signage.

As we move into 2010, we have a robust pipeline of existing franchise development agreements and new license locations. We will continue to host discovery days for potential franchises as well as expand our license locations. We plan to open 12 to 16 franchise locations and 35 to 45 license restaurants in 2010. Our license restaurants will open primarily in colleges and universities, hospitals, and airports. During the first quarter of 2010 we opened two franchise and five license restaurants.

Results of Operations for the 13 Weeks Ended March 31, 2009 and March 30, 2010

Financial Highlights

•

Adjusted EBITDA increased 22.3% to $8.7 million in 2010 compared to $7.1 million in 2009. This was a result of effective cost and inventory controls at the restaurant level for an increase in gross profit while expanding the gross margins in our manufacturing and commissaries segment. These moves also impacted our incentive compensation expense within general and administrative expense.

•

Adjusted EPS on a dilutive basis, which is adjusted for the loss on the Series Z modification in 2010 and our tax valuation allowance in 2009, increased $0.02 to $0.09 in the first quarter of 2010 compared to $0.07 in the first quarter of 2009, which is primarily due to our strong increase in income from operations.

Consolidated Results

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	March 31, 2009	March 30, 2010	2010 vs. 2009	March 31, 2009	March 30, 2010
Revenues	$100,423	$100,812	0.4%	100.0%	100.0%
Cost of sales	83,994	81,997	(2.4)%	83.6%	81.3%

Total gross profit	16,429	18,815	14.5%	16.4%	18.7%
Operating expenses	13,312	14,357	7.9%	13.3%	14.2%

Income from operations	3,117	4,458	43.0%	3.1%	4.4%
Interest expense	1,190	1,751	47.1%	1.2%	1.7%
Adjustment for Series Z modification	—	929

Income before income taxes	1,927	1,778	(7.7)%	1.9%	1.8%
Provision for income tax	77	1,158	1403.9%	0.1%	1.1%
Adjustment for change in tax valuation allowance *	659	—	(100.0)%	0.7%	0.0%
Adjustment for Series Z modification **	—	(929)	***	0.0%	(0.9)%
Adjustment for additional redemption on temporary equity **	—	50	***	0.0%	0.0%

Adjusted net income	$1,191	$1,499	25.9%	1.2%	1.5%
Adjustments to adjusted net income:
Interest expense, net	1,190	1,751	47.1%
Additional redemption on temporary equity**	—	50	***
Provision for income taxes	77	1,158	1403.9%
Change in tax valuation allowance	659	—	(100.0)%
Depreciation and amortization	4,033	4,266	5.8%
Other operating expenses	(1)	19	***

Earnings before interest, taxes, depreciation, amortization and other (Adjusted EBITDA)	$7,149	$8,743	22.3%	7.1%	8.7%

*	Our first quarter 2009 provision for income taxes included a benefit resulting from the reduction of the valuation allowance related to the realization of our deferred tax assets. This benefit offset the estimated deferred tax expense for the first quarter of 2009.
**	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt and recorded the additional redemption related to the exchange option within stockholders’ equity.
***	not meaningful

In the first quarter of 2009, in response to the impacts of the economic recession, we implemented a number of trial-oriented initiatives focused around our core breakfast product offerings as well as other value-oriented initiatives aimed at increasing transactions and the frequency of guest visits. The combination of our new product introductions and continued focus on trial-oriented couponing in the first quarter of 2010 helped the roll-over of our 2009 initiatives as well as the negative transaction impact from the severe weather that hit the East coast during the first quarter. As a result, system-wide comparable store sales were up 0.1% for the thirteen weeks ended March 30, 2010, which was an improvement over our fourth quarter 2009 system-wide comparable store sales of -1.4%.

As a result of our disciplined operational focus and cost saving initiatives and favorable ingredient costs, our gross profit margins have shown a 2.3% improvement in the first quarter of 2010 from 16.4% to 18.7%.

Company-Owned Restaurant Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	March 31, 2009	March 30, 2010	2010 vs. 2009	March 31, 2009	March 30, 2010
Company-owned restaurant sales	$90,454	$90,691	0.3%
Percent of total revenues	90.1%	90.0%

Cost of sales:
Cost of goods sold	$27,419	$25,706	(6.2)%	30.3%	28.3%
Labor costs	28,645	27,780	(3.0)%	31.7%	30.6%
Other operating costs	9,574	8,997	(6.0)%	10.6%	9.9%
Rent and related, and marketing costs	11,359	12,884	13.4%	12.6%	14.2%

Total company-owned restaurant cost of sales	$76,997	$75,367	(2.1)%	85.1%	83.1%

Total company-owned restaurant gross profit	$13,457	$15,324	13.9%	14.9%	16.9%

Company-owned restaurant sales for the first quarter of 2010 increased $0.2 million when compared to 2009. For the quarter ended March 30, 2010, our company-owned comparable store sales decreased -0.2%, with a decline in transactions but an increase in the average check as expected from the rollover of our trial-generating initiatives in 2009. Additionally, a modest price increase was taken in January 2010 at our Einstein Bros. and Noah’s company-owned restaurants.

Our gross profit percentage increased by 200 basis points in 2010, from 14.9% to 16.9%, primarily due to a reduction in our product costs combined with savings in labor related to the various initiatives that were implemented in 2009 and 2010 and from a decrease in our health care benefit costs over our 2009 experience.

Compared to 2009, most of our commodity-based food costs have declined in 2010. Wheat represents the most significant raw ingredient we purchase. We believe our combined commodity costs will continue to reduce for the balance of 2010. As of the end of the first quarter of 2010, we have locked in approximately 69% of our wheat requirements for the remainder of fiscal 2010.

For the first quarter of 2010, rent and related and marketing costs increased by 1.6% as a percentage of company-owned restaurant sales compared to 2009. The increase was principally attributable to an increase in our investment in our marketing initiatives which rose to $2.8 million, up from $1.3 million in the first quarter of 2009, and our discounts remained relatively flat.

Manufacturing and Commissary Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	March 31, 2009	March 30, 2010	2010 vs. 2009	March 31, 2009	March 30, 2010
Manufacturing and commissary revenues	$8,127	$7,971	(1.9)%
Percent of total revenues	8.1%	7.9%
Manufacturing and commissary costs	$6,997	$6,630	(5.2)%	86.1%	83.2%

Total manufacturing and commissary gross profit	$1,130	$1,341	18.7%	13.9%	16.8%

Manufacturing and commissary revenues for the first quarter of 2010 decreased $0.2 million compared to 2009 due primarily to a lower volume of units sold. However, manufacturing gross profit increased $0.2 million in 2010 as a result of improved manufacturing efficiency and lower prices of our raw ingredient costs.

Franchise and License Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)
	March 31, 2009	March 30, 2010	2010 vs. 2009
Franchise and license related revenues	$1,842	$2,150	16.7%
Percent of total revenues	1.8%	2.1%
Franchise and license gross margin	100.0%	100.0%
Number of franchise and license restaurants	228	261

Overall, the franchise and license revenue improvement of $0.3 million was driven by strong royalty streams that were a result of the net opening of eight franchise locations and 25 license locations over the last twelve months. For the first quarter of 2010, franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands comparable store sales were up 1.2%.

Corporate Support

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	March 31, 2009	March 30, 2010	2010 vs. 2009	March 31, 2009	March 30, 2010
General and administrative expenses	$9,280	$10,072	8.5%	9.2%	10.0%
Depreciation and amortization	4,033	4,266	5.8%	4.0%	4.2%
Other operating expenses	(1)	19	**	0.0%	0.0%

Total operating expenses	$13,312	$14,357	7.9%	13.3%	14.2%
Interest expense, net	1,190	1,751	47.1%	1.2%	1.7%
Loss on Series Z modification	—	929	**	0.0%	0.9%
Provision for income tax	77	1,158	1403.9%	0.1%	1.1%

**	not meaningful

Our general and administrative expenses increased $0.8 million for the first quarter of 2010 compared to 2009 primarily related to an increase in incentive compensation expense.

Depreciation and amortization expenses increased $0.2 million for the first quarter of 2010 when compared to 2009. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the first quarter of 2009.

Based on our current purchases of capital assets our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2010 will be approximately $18 to $19 million.

Reconciliation of Non-GAAP Measures to GAAP Measures

	13 weeks ended
	March 31, 2009	March 30, 2010
	(in thousands)
Net income	$1,850	$620
Adjustments to net income:
Interest expense, net	1,190	1,751
Provision for income taxes	77	1,158
Depreciation and amortization	4,033	4,266
Adjustment for Series Z modification	—	929
Other operating expenses	(1)	19

Earnings before interest, taxes, depreciation, amortization and other (Adjusted EBITDA)	$7,149	$8,743

	13 weeks ended
	March 31, 2009	March 30, 2010
	(in thousands, except earnings per share and related share information)
Net income available to common stockholders	$1,850	$570
Adjustments for:
Change in tax valuation allowance	(659)	—
Adjustment for Series Z modification	—	929

Adjusted net income	$1,191	$1,499

Weighted average number of common shares outstanding:
Basic	16,025,935	16,467,072
Diluted	16,216,152	16,765,609

Net income per common share – Basic	$0.12	$0.03
Adjustments for:
Change in tax valuation allowance	$(0.05)	$—
Adjustment for Series Z modification	$—	$0.06
Adjusted net income per common share – Basic	$0.07	$0.09

Net income per common share – Diluted	$0.11	$0.03
Adjustments for:
Change in tax valuation allowance	$(0.04)	$—
Adjustment for Series Z modification	$—	$0.06
Adjusted net income per common share – Diluted	$0.07	$0.09

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow and have sufficient availability under our credit facility to fund operations, capital expenditures, required debt and interest payments and substantial payments under our amended Series Z agreement. Our investment in inventory is minimal because our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

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

Series Z Preferred Stock

On March 17, 2010, the Company and Halpern Denny amended their previous agreement on the Series Z dated May 28, 2009 allowing the Company to redeem any amounts at any time through June 30, 2011.

In addition, beginning July 1, 2010, Halpern Denny has an option to exchange 50% of the shares of Series Z and the accrued additional redemption amount on those shares, outstanding as of June 30, 2010 into shares of freely tradable common stock at a price of $11.50 per share. The Company must first redeem the shares of the Series Z that are not subject to the exchange option. To the extent that Halpern Denny has not exercised its exchange option, the Company may redeem the shares that are subject to the exchange option. The remaining provisions of the agreement between Halpern Denny and the Company remain unchanged.

The Series Z subject to the exchange option was valued at $10.6 million and recorded within temporary equity. The Series Z not subject to the exchange option was valued at $9.4 million and remains in liabilities. The accrued additional redemption of $1.1 million remains in accrued expense and other current liabilities. For the thirteen weeks ended March 30, 2010, we recorded $0.6 million within interest expense on the statement of operations.

Working Capital Deficit

Our working capital deficits were $27.8 million and $14.6 million as of December 29, 2009 and March 30, 2010, respectively. Our working capital deficit position improved in 2010 by $13.2 million due primarily to the reclassification of $10.6 million of Series Z from a liability to temporary equity, and $3.6 million was from the generation of $7.6 million in free cash flow, or net cash provided by operating activities less net cash used in investing activities. We began 2010 with $9.9 million of unrestricted cash and generated $12.2 million in cash from operating activities and received $11.0 million from the draw on our line of credit. We used a portion of this aggregate $33.1 million in cash to invest $4.5 million in property and equipment, to redeem $13.2 million of our Series Z, $6.6 million of which reduced our liability, and to repay $4.6 million of debt. As of March 30, 2010, we had unrestricted cash of $10.8 million. In addition to changes in unrestricted cash, current maturities of our Series Z and our debt, other elements of working capital fluctuated in the normal course of business.

Covenants

We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of March 30, 2010, we were in compliance with all debt covenants.

Capital Expenditures

During the thirteen weeks ended March 30, 2010, we used $4.5 million of cash to pay for additional property and equipment that included the following:

•	$2.8 million for new restaurants and to upgrade existing restaurants in 2009 and 2010, including the installation of surveillance cameras and kitchen display ordering systems;

•	$1.3 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$0.4 million for information technology and corporate infrastructure.

The majority of our capital expenditures for fiscal 2010 will be for upgrades in our current restaurants, the implementation of kitchen display ordering systems in many of our restaurants, and for the new company-owned restaurants that we intend to open.

Off-Balance Sheet Arrangements

Other than our line of credit and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

For the thirteen weeks ended March 30, 2010, there were no material changes outside the ordinary course of business to our contractual obligations.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of our 2009 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2010. Based upon that evaluation, our chief executive officer and our chief accounting officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 30, 2010, there were no changes to our internal controls over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to our Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 30, 2010, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K, except previously disclosed within this filing and in our other 2010 filings. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 6.	Exhibits

10.1	March 17, 2010 Amendment to Letter Agreement dated May 27, 2009 with Halpern Denny III, L.P. Regarding Redemption of Series Z Preferred Stock (1)

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Accounting Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 19, 2010

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: May 6, 2010	By:	/s/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: May 6, 2010	By:	/s/ ROBERT E. GOWDY, JR.
Robert E. Gowdy, Jr.
Controller and Chief Accounting Officer (Principal Accounting Officer)