Form 10-Q
period 2010-06-29
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2010-08-05
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2010

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

As of August 2, 2010, there were 16,567,848 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 29,	June 29,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,885	$9,363
Restricted cash	508	446
Accounts receivable	5,629	4,422
Inventories	5,513	5,117
Current deferred income tax assets	7,184	5,856
Prepaid expenses	5,682	6,331
Other current assets	73	122

Total current assets	34,474	31,657

Property, plant and equipment, net	58,682	58,071
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Long-term deferred income tax assets	46,206	43,983
Debt issuance costs and other assets, net	3,047	2,844

Total assets	$211,221	$205,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,147	$5,994
Accrued expenses and other current liabilities	20,633	18,207
Current portion of long-term debt	5,234	11,900
Current portion of obligations under capital leases	22	18
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 32,194 and 6,481 shares outstanding	32,194	6,404

Total current liabilities	62,230	42,523

Long-term debt	74,553	74,103
Long-term obligations under capital leases	19	12
Other liabilities	12,133	12,565

Total liabilities	148,935	129,203

Commitments and contingencies

Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 6,480 shares outstanding; and accrued additional redemption	—	7,571

Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 shares authorized; 16,461,123 and 16,551,221 shares issued and outstanding	16	17
Additional paid-in capital	266,928	268,427
Accumulated other comprehensive loss, net of income tax	(1,277)	(338)
Accumulated deficit	(203,381)	(199,513)

Total stockholders’ equity	62,286	68,593

Total liabilities and stockholders’ equity	$211,221	$205,367

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(unaudited)

	13 weeks ended		26 weeks ended
	June 30,	June 29,	June 30,	June 29,
	2009	2010	2009	2010
Revenues:
Company-owned restaurant sales	$95,052	$94,237	$185,506	$184,928
Manufacturing and commissary revenues	7,613	7,256	15,740	15,227
Franchise and license related revenues	1,693	1,980	3,535	4,130

Total revenues	104,358	103,473	204,781	204,285

Cost of sales:
Company-owned restaurant costs	76,844	76,760	153,841	152,127
Manufacturing and commissary costs	6,635	6,031	13,632	12,661

Total cost of sales	83,479	82,791	167,473	164,788

Gross profit	20,879	20,682	37,308	39,497

Operating expenses (income):
General and administrative expenses	8,993	8,985	18,273	19,057
Depreciation and amortization	4,106	4,480	8,139	8,746
Other operating expenses (income)	(235)	51	(236)	70

Income from operations	8,015	7,166	11,132	11,624

Interest expense, net	1,156	1,435	2,346	3,186
Adjustment for Series Z modification	—	—	—	929

Income before income taxes	6,859	5,731	8,786	7,509
Provision for income taxes	393	2,483	470	3,641

Net income	$6,466	$3,248	$8,316	$3,868

Net income	$6,466	$3,248	$8,316	$3,868
Less: Additional redemption on temporary equity	—	(191)	—	(241)
Add: Accretion of premium on Series Z preferred stock	—	499	—	499

Net income available to common stockholders	$6,466	$3,556	$8,316	$4,126

Net income available to common stockholders per share:
Basic	$0.40	$0.22	$0.52	$0.25

Diluted	$0.39	$0.21	$0.51	$0.25

Weighted average number of common shares outstanding:
Basic	16,047,305	16,496,118	16,036,620	16,481,595

Diluted	16,412,363	16,813,355	16,295,349	16,788,850

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 weeks ended
	June 30, 2009	June 29, 2010
OPERATING ACTIVITIES:
Net income	$8,316	$3,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,139	8,746
Deferred income tax expense	—	3,551
Stock-based compensation expense	527	842
Loss on disposal of assets	69	71
Provision for losses on accounts receivable	100	97
Amortization of debt issuance and debt discount costs	285	293
Adjustment for Series Z modification	—	929
Changes in operating assets, liabilities:
Restricted cash	140	62
Accounts receivable	147	1,110
Accounts payable and accrued expenses	(2,969)	1,194
Other assets and liabilities	(757)	96

Net cash provided by operating activities	13,997	20,859
INVESTING ACTIVITIES:
Purchase of property and equipment	(7,173)	(8,511)
Proceeds from the sale of equipment	—	2

Net cash used in investing activities	(7,173)	(8,509)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(33)	(11)
Repayments under the term loan	(7,863)	(4,784)
Proceeds from line of credit	—	11,000
Redemptions under Series Z Preferred Stock	(20,000)	(19,234)
Additional redemption payment on Series Z temporary equity	—	(242)
Proceeds upon stock option exercises	71	399

Net cash used in financing activities	(27,825)	(12,872)

Net decrease in cash and cash equivalents	(21,001)	(522)
Cash and cash equivalents, beginning of period	24,216	9,885

Cash and cash equivalents, end of period	$3,215	$9,363

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

As of June 29, 2010, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

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

3. Supplemental Cash Flow Information

	26 weeks ended
	June 30, 2009	June 29, 2010
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loan	$1,998	$1,856
Other	186	1,158
Income taxes	$920	$106

Non-cash investing activities:

Non-cash purchase of equipment through capital leasing	$14	$—
Change in accrued expenses for purchases of property and equipment	$(876)	$(247)

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 29, 2009	June 29, 2010
	(in thousands)
Finished goods	$4,100	$3,883
Raw materials	1,413	1,234

Total inventories	$5,513	$5,117

5. Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of June 29, 2010, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

We performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of December 29, 2009 and there was no indication of impairment. During the thirteen weeks ended June 29, 2010, there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

6. Long-Term Debt

Our debt is composed of a credit facility with a modified term loan that has an original principal amount of $90 million and a $20 million revolver. The term loan had outstanding balances of $79.8 million and $75.0 million as of December 29, 2009 and June 29, 2010, respectively, and the revolver had a balance of $0 and $11.0 million as of December 29, 2009 and June 29, 2010, respectively. The revolver and credit facility mature in 2012, however we have classified the revolver as a current liability as we intend to pay it off within one year. As of December 29, 2009 and June 29, 2010, our total long-term debt had a fair value of $64.6 million and $78.2 million, respectively. The fair value of the Company’s debt was estimated based on the current rates found in the market place for debt with the same remaining maturities. We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Borrowings under this credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of June 29, 2010, the weighted average interest rate under the credit facility, excluding the interest rate swap described in Note 7, was 2.36%. The revolver and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 29, 2009 and June 29, 2010, we were in compliance with all our financial and operating covenants.

In addition to our calendar quarterly payments of $225,000 due on our term loan, we are also required to make excess cash flow payments on our term loan as defined in our credit facility. We made an excess cash flow payment of $4.3 million in the first quarter 2010.

7. Interest Rate Swap and Other Comprehensive Income/Loss

On May 7, 2008, we entered into a two year interest rate swap agreement relating to our term loan, effective August 2008. The Company makes payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company receives interest on a $60 million of notional amount at a variable rate. The variable rate interest the Company receives is based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap is to fix the interest rate on $60 million of our term loan at 3.52% plus an applicable margin. As of June 29, 2010 the weighted average interest rate under the credit facility including this swap was 4.57%.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The fair value measurement of the interest rate swap was performed using significant other observable inputs (level 2) to calculate a liability of $1.3 million and $0.3 million as of December 29, 2009 and June 29, 2010, respectively, which is recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet. As of June 29, 2010, the change in fair value associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

	26 weeks ended
	June 30, 2009	June 29, 2010
	(in thousands)
Net income	$8,316	$3,868
Unrealized gain on cash flow hedge	544	939

Total comprehensive income	$8,860	$4,807

The Company will reclassify any gain or loss from accumulated other comprehensive loss, net of tax, on the Company’s condensed consolidated balance sheet to other expense/income on the Company’s consolidated statements of operations if the Company chooses to terminate the swap before its expiration.

8. Series Z Preferred Stock

On March 17, 2010, the Company and Halpern Denny III, L.P. (“Halpern Denny”), the holder of the mandatorily redeemable Series Z preferred stock (“Series Z”), amended their previous agreement dated May 28, 2009 to extend the redemption date to June 30, 2011, and allow the Company to redeem any amount of Series Z at any time through that date. In addition, beginning July 1, 2010, Halpern Denny has an option to exchange 50% of the outstanding shares of Series Z and the accrued additional redemption amount on those shares outstanding as of June 30, 2010 into shares of freely tradable common stock at a price of $11.50 per share. All additional redemption amounts that accrue after June 30, 2010 will be waived with respect to the shares of Series Z exchanged, if any.

We have redeemed $44.0 million of Series Z since June 30, 2009, including a $6.0 million redemption in the second quarter of 2010, leaving outstanding Series Z shares of $13.0 million plus accrued additional redemption of $1.0 million. As of July 1, 2010, Halpern Denny has a one year option to exchange up to $7.0 million of the outstanding Series Z and accrued additional redemption amount for up to 608,695 shares of freely tradable common stock.

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

In connection with the March 17, 2010 agreement, we recorded this instrument on our balance sheet at fair value during the first quarter of 2010. The fair value was recorded at a premium with a non-cash charge to our net income of $0.9 million. The fair value of the Series Z was estimated to be $31.0 million and $14.2 million, as of December 29, 2009 and June 29, 2010, respectively.

The Series Z and accrued additional redemption amount subject to the exchange option is recorded within temporary equity with a balance of $7.6 million as of June 29, 2010. The Series Z and the accrued additional redemption not subject to the exchange option remains in liabilities with a balance of $6.4 million as of June 29, 2010.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9. Stock-Based Compensation

Our stock-based compensation cost for the thirteen weeks ended June 30, 2009 and June 29, 2010 was $0.3 million and $0.5 million, respectively, and for the twenty-six weeks ended June 30, 2009 and June 29, 2010 was $0.5 million and $0.8 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		26 weeks ended
	June 30, 2009	June 29, 2010	June 30, 2009	June 29, 2010
Expected life of options and SARs from date of grant	3.25 - 6.0 years	3.25 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.76 - 2.17%	1.32 - 2.52%	1.13 - 2.17%	1.32 - 2.74%
Volatility	42%	43%	40 - 42%	42 - 43%
Assumed dividend yield	0%	0%	0%	0%

We evaluate and revise the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of June 29, 2010, we had approximately $2.1 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which we expect to recognize over a weighted average period of 1.7 years. As of June 29, 2010, we have approximately $0.1 million of total unrecognized compensation cost related to our restricted stock plan, which we expect to recognize over a weighted average period of 1.2 years.

Stock Option Plan Activity

Transactions during the thirteen weeks ended June 29, 2010 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 29, 2009	910,377	$8.63
Granted	452,750	$11.60
Exercised	(89,712)	$4.45
Cancelled/Forfeited	(70,328)	$11.61
Expired	(20,833)	18.50

Outstanding, June 29, 2010	1,182,254	$9.73	7.72

Exercisable and vested, June 29, 2010	415,788	$9.08	5.67

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 29, 2009	463,360	$2.83
Granted	452,750	5.01
Vested	(100,416)	3.11
Forfeited	(49,228)	4.15

Non-vested options, June 29, 2010	766,466	$4.14

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended June 29, 2010 was $0.7 million.

Stock Appreciation Rights Plan Activity

Transactions during the thirteen weeks ended June 29, 2010 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 29, 2009	67,553	$11.05
Granted	16,500	12.47
Exercised	(1,100)	8.00
Forfeited	(1,400)	15.00

Outstanding, June 29, 2010	81,553	$11.31	3.94

Exercisable and vested, June 29, 2010	38,341	$11.22	2.07

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 29, 2009	32,812	$3.25
Granted	16,500	3.93
Vested	(6,050)	2.89
Forfeited	(50)	6.75

Non-vested rights June 29, 2010	43,212	$3.57

The aggregate intrinsic value of SARs exercised during the twenty-six weeks ended June 29, 2010 was $0.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee had granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The forfeiture restrictions on 21,259 shares lapsed on January 9, 2010 the first anniversary of the grant. The forfeiture restriction on 21,259 shares and 21,258 shares will lapse on the second and third anniversaries of the grant, respectively, provided that Mr. O’Neill remains employed by the Company.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

10. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income available to common stockholders per share:

	13 weeks ended		26 weeks ended
	June 30, 2009	June 29, 2010	June 30, 2009	June 29, 2010
	(in thousands, except earnings per share and related share information)
Net income	$6,466	$3,248	$8,316	$3,868
Less: Additional redemption on temporary equity	—	(191)	—	(241)
Add: Accretion of premium on Series Z preferred stock	—	499	—	499

Net income available to common stockholders (a)	$6,466	$3,556	$8,316	$4,126

Basic weighted average shares outstanding (b)	16,047,305	16,496,118	16,036,620	16,481,595
Dilutive effect of stock options and SARs	365,058	317,237	258,729	307,255

Diluted weighted average shares outstanding (c)	16,412,363	16,813,355	16,295,349	16,788,850

Net income available to common stockholders per share:

Basic (a)/(b)	$0.40	$0.22	$0.52	$0.25

Diluted (a)/(c)	$0.39	$0.21	$0.51	$0.25

Anti-dilutive stock options and SARs	401,906	205,382	632,031	198,603

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

11. Income Taxes

Utilization of our net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2009 and 2010. We have recorded provisions for income tax expense due on taxable earnings for the thirteen weeks ended June 30, 2009 and June 29, 2010 of $0.4 million and $2.5 million respectively, and for the twenty-six weeks ended June 30, 2009 and June 29, 2010 of $0.5 million and $3.6 million, respectively. Our 2009 provision for income taxes included a benefit resulting from the reduction of the valuation allowance related to the realization of our deferred tax assets. This benefit offset the estimated deferred tax expense and significantly lowered our 2009 effective tax rate to 5.7% and 5.3% for the second quarter and year to date 2009, respectively. We reversed our valuation allowance in the third quarter of 2009.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

12. Commitments and Contingencies

Letters of Credit and Line of Credit

As of June 29, 2010, we had $7.1 million in letters of credit outstanding which reduce our availability under the revolver. The letters of credit expire on various dates during 2010 through 2012, typically renew annually and are payable upon demand in the event that we fail to pay the underlying obligations.

During the twenty-six weeks ended June 29, 2010, we had a balance of $11.0 million on our revolver. Our availability under the revolver was $1.9 million as of June 29, 2010.

Litigation

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and others. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

13. Subsequent Events

There were no material subsequent events have occurred since June 29, 2010 that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and periodically in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made by Company representatives. In addition, our definitions of non-GAAP disclosures may differ from how others in our industry may define them. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 29, 2009 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

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

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The second quarters in fiscal years 2009 and 2010 ended on June 30, 2009 and June 29, 2010, respectively, and each contained 13 weeks, and the year to date periods each contained twenty-six weeks.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, the Company has provided certain non-GAAP financial information, including earnings before interest, taxes, depreciation, amortization, and other operating expenses (“adjusted EBITDA”), net income adjusted for changes in our tax valuation allowance and all adjustments related to the Series Z modification (“adjusted net income”), earnings per share adjusted for changes in our tax valuation allowance and loss on debt modification (“adjusted EPS”) and free cash flow, or net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. In addition, the Company’s Board of Directors uses this non-GAAP financial information to evaluate the performance of the Company and the management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. The Company has reconciled the non-GAAP financial information on page 18 and 19 in this Form 10-Q to the nearest GAAP measure in context.

Overview

In evaluating and assessing our financial performance for the second quarter of 2010, we considered the following key factors:

•

Comparable store sales – Despite continued sales challenges from intense competition in the breakfast daypart, persistently high unemployment rates in our most significant markets and sluggish consumer spending in general, we saw a slight sequential improvement in system-wide and company-owned restaurant comparable transactions during the second quarter of 2010. We did lose ground in our trend toward improving system-wide and company-owned restaurant comparable store sales.

We remain focused on building consistent comparable store sales and comparable transactions by increasing brand trial and repetitive customer traffic through healthy innovation our core breakfast and lunch dayparts. In the second quarter of 2010 we launched our bagel thin sandwiches, and seasonal products such as mango-peach muffins, bagels and poppers, and strawberry-mango blenders.

The timing of our promotional calendars between the years adversely impacted our average check resulting in a -1.1% and -2.2% decline in system-wide and company-owned restaurant comparable store sales, respectively, for the second quarter. Year-to-date our system-wide and company-owned restaurant comparable store sales were -0.5% and -1.2%, respectively.

•

Unit development – We added 14 net locations in the first half of 2010 compared to 10 net additions in the first half of 2009. As of June 29, 2010, we owned and operated, franchised, and licensed 697 restaurants. Our current base of company-owned restaurants under our core brands includes 353 Einstein Bros., 76 Noah’s, and one Manhattan Bagel. Also, we franchise 72 Manhattan Bagel and 11 Einstein Bros. restaurants, and license 184 Einstein Bros. restaurants.

•

Net cash provided by operating and investing activities – We generated $20.9 million of cash from operations in 2010, an improvement of $6.9 million, or 49%, from the first half of 2009. We also increased our investments in new restaurants and various upgrades for existing restaurants by $1.3 million from the first half of 2009.

•

Redemption schedule of our Series Z – On March 17, 2010 we amended our agreement with Halpern Denny to modify the redemption schedule for our Series Z. The modified schedule of redemption provides us with additional financial flexibility by extending the date for redemption to June 30, 2011 from June 30, 2010. As a result of the March 17, 2010 agreement, we recognized a non-cash loss of $0.9 million on the modification of Series Z in the first quarter of 2010. Beginning on July 1, 2010, Halpern Denny has an option to exchange 50% of the outstanding shares of Series Z and the accrued additional redemption price on those shares as of June 30, 2010, to freely tradable common stock. The remaining outstanding shares of Series Z and accrued additional redemption price on those shares as of June 30, 2010 was $14.0 million.

Outlook for Remainder of 2010

While much of our competition is focusing on value menus, we see that as a short-term solution. We continued with discounting in the second quarter of 2010 as compared to 2009 to protect ourselves against the increased competition primarily in the breakfast daypart. We are committed to healthy innovation, fresh-baked goodness and a strong line of new products that will build customer loyalty for the long term.

For the remainder of 2010, we plan to emphasize our marketing initiatives, concentrating primarily on the breakfast daypart, with increased efforts aimed at the lunch daypart. We have a strong line-up of new product offerings and limited time offers that will be introduced throughout the year to drive new traffic and repeat visits.

We intend to continue to expand our company-owned restaurants in 2010 with the addition of 10 to 12 new units. These new units will be focused primarily in our more developed markets. During the first half of 2010, we opened four company-owned restaurants. We intend to upgrade 17 of our company-owned restaurants during 2010, of which 13 were completed in the first half of the year. We also will update approximately 80 of our restaurants with a kitchen display ordering system that improves production accuracy and helps to reduce waste. Finally, we will be renovating certain features at specific restaurants such as new internal signage and refreshed menu boards, a revitalized coffee program or updated external signage.

We have a robust pipeline of existing franchise development agreements and new license locations. We plan to open 12 to 17 franchise locations and 35 to 45 license restaurants in 2010. Our license restaurants will open primarily in colleges and universities, hospitals, and airports. During the first half of 2010 we opened six franchise and nine license restaurants. Two company-owned restaurants and three licensed restaurants were closed during the first half of 2010.

Results of Operations for the Quarter and Year to Date Periods Ended June 30, 2009 and June 29, 2010

Financial Highlights

•

Adjusted EBITDA decreased 1.6% to $11.7 million in the second quarter of 2010 and increased 7.4% to $20.4 million year to date in 2010 compared to 2009. This was a result of increased investment in key marketing initiatives partially offset by the strong operating controls and effective cost and inventory management at the restaurant level for a year to date increase in gross profit while expanding the gross margins in our manufacturing and commissaries segment.

•	Adjusted EPS on a dilutive basis was $0.19 in the second quarter of 2010 compared to $0.24 in 2009 and was $0.28 year to date 2010 compared to $0.32 in 2009.

Consolidated Results

	13 weeks ended			26 weeks ended
	(dollars in thousands)			(dollars in thousands)
	June 30, 2009	June 29, 2010	% Increase /(Decrease)	June 30, 2009	June 29, 2010	% Increase /(Decrease)
Revenues	$104,358	$103,473	(0.8%)	$204,781	$204,285	(0.2%)

Cost of sales	83,479	82,791	(0.8%)	167,473	164,788	(1.6%)

Total gross profit	20,879	20,682	(0.9%)	37,308	39,497	5.9%

Operating expenses	12,864	13,516	5.1%	26,176	27,873	6.5%

Income from operations	8,015	7,166	(10.6%)	11,132	11,624	4.4%

Interest expense	1,156	1,435	24.1%	2,346	3,186	35.8%

Adjustment for Series Z modification	—	—	* **	—	929	* **

Income before income taxes	6,859	5,731	(16.4%)	8,786	7,509	(14.5%)
Provision for income tax	393	2,483	531.8%	470	3,641	674.7%
Adjustment for change in tax valuation allowance *	2,500	—	* **	3,159	—	(100.0%)
Adjustment for Series Z modification **	—	125	* **	—	(754)	* **

Adjusted net income	$3,966	$3,123	(21.3%)	$5,157	$4,622	(10.4%)

Adjustments to adjusted net income:
Interest expense, net	1,156	1,435	24.1%	2,346	3,186	35.8%
Additional redemption on temporary equity**	—	191	* **	—	241	* **
Amortization of discount on Series Z preferred stock**	—	(66)		—	(66)	* **
Provision for income taxes	393	2,483	531.8%	470	3,641	674.7%
Change in tax valuation allowance	2,500	—	(100.0%)	3,159	—	(100.0%)
Depreciation and amortization	4,106	4,480	9.1%	8,139	8,746	7.5%
Other operating expenses	(235)	51	* **	(236)	70	* **

Adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization and other)	$11,886	$11,697	(1.6%)	$19,035	$20,440	7.4%

*	Our second quarter and year to date 2009 provision for income taxes included a benefit resulting from the reduction of the valuation allowance related to the realization of our deferred tax assets. This benefit offset the estimated deferred tax expense in 2009.
**	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders’ equity and recorded a discount within interest expense.
***	not meaningful

During the second quarter of 2009 we introduced bagel poppers, had a nominal price increase and had continued with our free coupon offers from the first quarter 2009 aimed at increasing transactions and the frequency of guest visits. During 2010 we focused on our new product introductions, continued with the trial-oriented couponing and held various contests to increase guest frequency. System-wide comparable store sales during the second quarter were -1.1% and year to date 2010 was -0.5%.

Interest expense, net was up 24.1% and 35.8% in the second quarter and year to date 2010, respectively, primarily due to the additional redemption on the Series Z as we did not start to accrue until July 1, 2009.

Company-Owned Restaurant Operations

	13 weeks ended
	(dollars in thousands)			Percentage of company-owned restaurant sales
	June 30, 2009	June 29, 2010	% Increase /(Decrease)	June 30, 2009	June 29, 2010
Company-owned restaurant sales	$95,052	$94,237	(0.9%)
Percent of total revenues	91.1%	91.1%

Cost of sales:
Cost of goods sold	$27,604	$26,843	(2.8%)	29.0%	28.5%
Labor costs	28,930	27,423	(5.2%)	30.4%	29.1%
Other operating costs	9,413	9,456	0.5%	9.9%	10.0%
Rent and related, and marketing costs	10,897	13,038	19.6%	11.5%	13.8%

Total company-owned restaurant cost of sales	$76,844	$76,760	(0.1%)	80.8%	81.5%

Total company-owned restaurant gross profit	$18,208	$17,477	(4.0%)	19.2%	18.5%

	26 weeks ended
	(dollars in thousands)			Percentage of company-owned restaurant sales
	June 30, 2009	June 29, 2010	% Increase /(Decrease)	June 30, 2009	June 29, 2010
Company-owned restaurant sales	$185,506	$184,928	(0.3%)
Percent of total revenues	90.6%	90.5%
Cost of sales:
Cost of goods sold	$55,023	$52,549	(4.5%)	29.7%	28.4%
Labor costs	57,575	55,203	(4.1%)	31.0%	29.9%
Other operating costs	18,987	18,453	(2.8%)	10.2%	10.0%
Rent and related, and marketing costs	22,256	25,922	16.5%	12.0%	14.0%

Total company-owned restaurant cost of sales	$153,841	$152,127	(1.1%)	82.9%	82.3%

Total company-owned restaurant gross profit	$31,665	$32,801	3.6%	17.1%	17.7%

Company-owned restaurant sales for the second quarter and year to date 2010 showed a slight decrease of 0.9% and 0.3%, respectively, when compared to 2009. For the second quarter and year to date 2010, our company-owned comparable store sales decreased -2.2% and -1.2%, respectively, with a decline in transactions and a relatively flat average check as expected from the rollover of our trial-generating initiatives and nominal price increases in 2009. Additionally, a modest price increase was taken in January 2010 at our Einstein Bros. and Noah’s company-owned restaurants.

Our gross profit percentage decreased from 19.2% in the second quarter of 2009 to 18.5% in the second quarter of 2010, primarily due to an increase in our investment in our marketing initiatives, partially offset by reductions in our product costs, improvements in our labor related to the various initiatives that were implemented in 2009 and 2010 and from a decrease in our health care benefit costs. For the year to date 2010, gross profit was 17.7%, up from 17.1% reported in 2009 primarily due to the aforementioned cost-saving initiatives.

Compared to 2009, most of our commodity-based food costs have declined in 2010. Wheat represents the most significant raw ingredient we purchase. We believe our combined commodity costs will continue to decrease for the balance of 2010 similar to the trend we saw in the second quarter 2010. We have locked in approximately 85% of our wheat requirements for the remainder of fiscal 2010.

Our investment in marketing initiatives rose to $3.1 million, up from $1.0 million in the second quarter of 2009. Total year to date investments in marketing initiatives is up $3.5 million over 2009. While the trend of increased marketing spend will continue, we expect it to be at a lower rate for the balance of the year.

Manufacturing and Commissary Operations

	13 weeks ended			26 weeks ended
	(dollars in thousands)			(dollars in thousands)
	June 30, 2009	June 29, 2010	% Increase /(Decrease)	June 30, 2009	June 29, 2010	% Increase /(Decrease)
Manufacturing and commissary revenues	$7,613	$7,256	(4.7%)	$15,740	$15,227	(3.3%)
Percent of total revenues	7.3%	7.0%		7.7%	7.5%
Manufacturing and commissary costs	$6,635	$6,031	(9.1%)	$13,632	$12,661	(7.1%)
As a percentage of manufacturing and commissary revenues	87.2%	83.1%		86.6%	83.1%

Total manufacturing and commissary gross profit	$978	$1,225	25.3%	$2,108	$2,566	21.7%

As a percentage of manufacturing and commissary revenues	12.8%	16.9%		13.4%	16.9%

During the second quarter and year to date 2010, manufacturing gross profit increased $0.2 million and $0.5 million, respectively, compared to 2009 as a result of lower raw ingredient costs and to a lesser extent improved manufacturing efficiencies, partially offset by a lower volume of units sold.

Franchise and License Operations

	13 weeks ended			26 weeks ended
	(dollars in thousands)			(dollars in thousands)
	June 30, 2009	June 29, 2010	% Increase /(Decrease)	June 30, 2009	June 29, 2010	% Increase /(Decrease)
Franchise and license related revenues	$1,693	$1,980	17.0%	$3,535	$4,130	16.8%
Percent of total revenues	1.6%	1.9%		1.7%	2.0%
Number of franchise and license restaurants	235	267		235	267

Overall, the franchise and license revenue improvement of $0.3 million, or 17.0%, and $0.6 million, or 16.8%, in the second quarter and year to date 2010, respectively, was driven by strong royalty streams that were a result of the net opening of 11 franchise locations and 21 license locations over the last twelve months. For the second quarter and year to date 2010, franchisees and licensees of the Manhattan Bagel and Einstein Bros. brands comparable store sales were up 2.9% and 2.0%, respectively.

Corporate

	13 weeks ended			26 weeks ended
	(dollars in thousands)			(dollars in thousands)
	June 30, 2009	June 29, 2010	% Increase /(Decrease)	June 30, 2009	June 29, 2010	% Increase /(Decrease)
General and administrative expenses	$8,993	$8,985	(0.1%)	$18,273	$19,057	4.3%
Percent of total revenues	8.6%	8.7%		8.9%	9.3%
Depreciation and amortization	$4,106	$4,480	9.1%	8,139	8,746	7.5%
Percent of total revenues	3.9%	4.3%		4.0%	4.3%
Other operating expenses (income)	(235)	51	* *	(236)	70	* *
Percent of total revenues	(0.2%)	0.0%		(0.1%)	0.0%
Total operating expenses	$12,864	$13,516	5.1%	$26,176	$27,873	6.5%

Percent of total revenues	12.3%	13.1%		12.8%	13.6%
Interest expense, net	$1,156	$1,435	24.1%	2,346	3,186	35.8%
Percent of total revenues	1.1%	1.4%		1.1%	1.6%
Adjustment for Series Z modification	—	—	* *	—	929	* *
Percent of total revenues	0%	0%		0%	0.5%
Provision for income tax	393	2,483	531.8%	470	3,641	674.7%
Percent of total revenues	0.4%	2.4%		0.2%	1.8%

**	not meaningful

Our general and administrative expenses were relatively flat for the second quarter 2010 compared to 2009, and increased $0.8 million year to date 2010 compared to 2009 primarily related to increases in relocation expenses, legal settlements, and incentive compensation.

Depreciation and amortization expenses increased $0.4 million and $0.6 million for the second quarter and year to date 2010, respectively, when compared to 2009. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the second quarter of 2009. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2010 will be approximately $18 to $19 million.

Included in other operating expenses (income) for the second quarter of 2009 is a $0.3 million gain from a landlord buyout offer for an early termination of a lease.

The provision for income taxes increased in 2010 compared to 2009 primarily related to the reversal of our valuation allowance in the third quarter of 2009.

Reconciliation of Non-GAAP Measures to GAAP Measures

	13 weeks ended		26 weeks ended
	June 30, 2009	June 29, 2010	June 30, 2009	June 29, 2010
	(in thousands)
Net income	$6,466	$3,248	$8,316	$3,868
Adjustments to net income:
Interest expense, net	1,156	1,435	2,346	3,186
Provision for income taxes	393	2,483	470	3,641
Depreciation and amortization	4,106	4,480	8,139	8,746
Adjustment for Series Z modification	—	—	—	929
Other operating expenses	(235)	51	(236)	70

Adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization and other)	$11,886	$11,697	$19,035	$20,440

EINSTEIN NOAH RESTAURANT GROUP, INC.

NON-GAAP TABLES

(Unaudited)

	13 weeks ended		26 weeks ended
	June 30, 2009	June 29, 2010	June 30, 2009	June 29, 2010
	(in thousands, except earnings per share and related share information)
Net income available to common stockholders	$6,466	$3,556	$8,316	$4,126
Adjustments for:
Less: Change in tax valuation allowance	(2,500)	—	(3,159)	—
Add: Adjustment for Series Z modification	—	—	—	929
Add: Amortization of discount on Series Z preferred stock	—	66	—	66
Less: Accretion of premium on Series Z preferred stock	—	(499)	—	(499)

Adjusted net income	$3,966	$3,123	$5,157	$4,622

Weighted average number of common shares outstanding:
Basic	16,047,305	16,496,118	16,036,620	16,481,595
Diluted	16,412,363	16,813,355	16,295,349	16,788,850

Net income per share available to common stockholders – Basic	$0.40	$0.22	$0.52	$0.25
Adjustments for:
Less: Change in tax valuation allowance	$(0.15)	$—	$(0.20)	$—
Add: Adjustment for Series Z modification	$—	$—	$—	$0.06
Add: Amortization of discount on Series Z preferred stock	$—	$—	$—	$—
Less: Accretion of premium on Series Z preferred stock	$—	$(0.03)	$—	$(0.03)
Adjusted net income per common share – Basic	$0.25	$0.19	$0.32	$0.28

Net income per share available to common stockholders – Diluted	$0.39	$0.21	$0.51	$0.25
Adjustments for:
Less: Change in tax valuation allowance	$(0.15)	$—	$(0.19)	$—
Add: Adjustment for Series Z modification	$—	$—	$—	$0.06
Add: Amortization of discount on Series Z preferred stock	$—	$—	$—	$—
Less: Accretion of premium on Series Z preferred stock	$—	$(0.02)	$—	$(0.03)
Adjusted net income per common share – Diluted	$0.24	$0.19	$0.32	$0.28

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow and have availability under our revolver to fund operations, capital expenditures, required debt and interest payments and substantial payments to redeem the Series Z. Our investment in inventory is minimal because our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

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

Series Z Preferred Stock

On March 17, 2010, the Company and Halpern Denny amended their previous agreement on the Series Z dated May 28, 2009, to allow the Company to redeem any amounts at any time through June 30, 2011.

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

As of June 30, 2010, the Series Z outstanding shares remaining to be redeemed was $13.0 million plus accrued additional redemption of $1.0 million. As of July 1, 2010, Halpern Denny has a one year option to exchange up to $7.0 million of the Series Z and accrued additional redemption amount for up to 608,695 shares of freely tradable common stock.

Working Capital Deficit

Our working capital deficits were $27.8 million and $10.9 million as of December 29, 2009 and June 29, 2010, respectively. Our working capital deficit position improved in 2010 by $16.9 million due primarily to the reclassification of $10.6 million of Series Z from a liability to temporary equity, and $6.3 million from the generation of $12.4 million in free cash flow, or net cash provided by operating activities less net cash used in investing activities. We began 2010 with $9.9 million of unrestricted cash and generated $20.6 million in cash from operating activities, received $11.0 million from the draw on our revolver and another $0.4 million from stock option exercises. We used a portion of this aggregate $41.9 million in cash to invest $8.5 million in property and equipment, to redeem $19.2 million of our Series Z, $9.6 million of which reduced our liability, and to repay $4.8 million of debt. As of June 29, 2010, we had unrestricted cash of $9.4 million. In addition to changes in unrestricted cash, current maturities of our Series Z and our debt, other elements of working capital fluctuated in the normal course of business.

Covenants

We are subject to a number of customary covenants under our term loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of June 29, 2010, we were in compliance with all debt covenants.

Capital Expenditures

During the year to date period ended June 29, 2010, we used approximately $8.5 million of cash to pay for additional property and equipment that included the following:

•	$4.4 million for new restaurants and upgrades of existing restaurants, including the installation of surveillance cameras and kitchen display ordering systems;

•	$2.9 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$1.2 million for information technology and corporate infrastructure.

The majority of our capital expenditures for fiscal 2010 will be for upgrades in our current restaurants, including the implementation of kitchen display ordering systems in many of our restaurants, and for the new company-owned restaurants that we intend to open.

Off-Balance Sheet Arrangements

Other than our revolver and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

For the quarter and year to date 2010, there were no material changes outside the ordinary course of business to our contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 29, 2010. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 29, 2010, there were no changes to our internal control over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to our Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 29, 2010, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 6.	Exhibits

10.1	Emanuel P.N. Hilario Offer of Employment dated May 5, 2010 (1)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 10, 2010

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: August 5, 2010	By:	/S/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill
Chief Executive Officer

Date: August 5, 2010	By:	/S/ EMANUEL P.N. HILARIO
Emanuel P.N. Hilario
Chief Financial Officer