Form 10-Q
period 2010-09-28
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2010-11-04
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2010

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

As of November 1, 2010, there were 16,578,312 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 29, 2009	September 28, 2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,885	$12,447
Restricted cash	508	586
Accounts receivable	5,629	6,114
Inventories	5,513	5,231
Current deferred income tax assets	7,184	4,814
Prepaid expenses	5,682	6,632
Other current assets	73	66

Total current assets	34,474	35,890

Property, plant and equipment, net	58,682	55,757
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Long-term deferred income tax assets	46,206	43,608
Debt issuance costs and other assets, net	3,047	2,701

Total assets	$211,221	$206,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,147	$6,581
Accrued expenses and other current liabilities	20,633	21,675
Current portion of long-term debt	5,234	11,900
Current portion of obligations under capital leases	22	20
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 32,194 and 0 shares outstanding	32,194	—

Total current liabilities	62,230	40,176

Long-term debt	74,553	73,878
Long-term obligations under capital leases	19	16
Other liabilities	12,133	12,252

Total liabilities	148,935	126,322

Commitments and contingencies (Note 12)

Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 6,480 shares outstanding; and accrued additional redemption	—	7,388

Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 shares authorized; 16,461,123 and 16,578,109 shares issued and outstanding	16	17
Additional paid-in capital	266,928	269,154
Accumulated other comprehensive loss, net of income tax	(1,277)	—
Accumulated deficit	(203,381)	(196,113)

Total stockholders’ equity	62,286	73,058

Total liabilities and stockholders’ equity	$211,221	$206,768

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended		39 weeks ended
	September 29, 2009	September 28, 2010	September 29, 2009	September 28, 2010
Revenues:
Company-owned restaurant sales	$91,237	$91,822	$276,743	$276,750
Manufacturing and commissary revenues	7,050	7,478	22,790	22,705
Franchise and license related revenues	1,759	2,061	5,294	6,191

Total revenues	100,046	101,361	304,827	305,646

Cost of sales:
Company-owned restaurant costs	75,232	74,810	229,073	226,937
Manufacturing and commissary costs	6,187	6,488	19,819	19,149

Total cost of sales	81,419	81,298	248,892	246,086

Gross profit	18,627	20,063	55,935	59,560

Operating expenses (income):
General and administrative expenses	8,100	9,211	26,373	28,268
Depreciation and amortization	4,222	4,498	12,361	13,244
Other operating expenses (income)	92	(690)	(144)	(620)

Income from operations	6,213	7,044	17,345	18,668

Interest expense, net	1,894	1,209	4,240	4,395
Adjustment for Series Z modification	—	—	—	929

Income before income taxes	4,319	5,835	13,105	13,344
Provision for income taxes	(56,542)	2,435	(56,072)	6,076

Net income	$60,861	$3,400	$69,177	$7,268

Net income	$60,861	$3,400	$69,177	$7,268
Less: Additional redemption on temporary equity	—	(124)	—	(365)
Add: Beneficial conversion feature on temporary equity	—	169	—	169
Add: Accretion of premium on Series Z preferred stock	—	138	—	637

Net income available to common stockholders	$60,861	$3,583	$69,177	$7,709

Net income available to common stockholders per share:
Basic	$3.75	$0.22	$4.30	$0.47

Diluted	$3.65	$0.21	$4.21	$0.46

Weighted average number of common shares outstanding:
Basic	16,236,271	16,565,771	16,103,170	16,509,654

Diluted	16,693,843	16,791,275	16,446,532	16,786,191

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 weeks ended
	September 29, 2009	September 28, 2010
OPERATING ACTIVITIES:
Net income	$69,177	$7,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,361	13,244
Deferred income tax (benefit)/expense	(56,772)	4,968
Stock-based compensation expense	768	1,231
Loss/(Gain) on disposal of assets	160	(701)
Provision for losses on accounts receivable	150	161
Amortization of debt issuance and debt discount costs	429	438
Adjustment for Series Z modification	—	929
Changes in operating assets, liabilities:
Restricted cash	79	(78)
Accounts receivable	132	(430)
Accounts payable and accrued expenses	87	6,156
Other assets and liabilities	(2,402)	(634)

Net cash provided by operating activities	24,169	32,552
INVESTING ACTIVITIES:
Purchase of property and equipment	(10,700)	(11,420)
Proceeds from the sale of equipment	2	860

Net cash used in investing activities	(10,698)	(10,560)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(42)	(19)
Repayments under the term loan	(7,863)	(5,009)
Proceeds from line of credit	—	11,000
Redemptions under Series Z Preferred Stock	(20,000)	(25,714)
Additional redemption payment on Series Z temporary equity	—	(242)
Proceeds upon stock option exercises	1,321	554

Net cash used in financing activities	(26,584)	(19,430)

Net (decrease)/increase in cash and cash equivalents	(13,113)	2,562
Cash and cash equivalents, beginning of period	24,216	9,885

Cash and cash equivalents, end of period	$11,103	$12,447

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

As of September 28, 2010, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 29, 2009. The Company believes that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Additionally, our business is subject to seasonal trends. Generally, our revenues and results of operations in the fourth fiscal quarter tend to be the most significant.

2. Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on the Company’s consolidated financial statements.

3. Supplemental Cash Flow Information

	39 weeks ended
	September 29, 2009	September 28, 2010
	(in thousands)
Cash paid during the year to date period for:
Interest related to:
Term loan	$2,950	$2,506
Series Z additional redemption	—	1,677
Other	187	169
Income taxes	$1,247	$183

Non-cash investing activities:

Non-cash purchase of equipment through capital leasing	$(14)	$(14)
Change in accrued expenses for purchases of property and equipment	$(845)	$(740)

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 29, 2009	September 28, 2010
	(in thousands)
Finished goods	$4,100	$3,965
Raw materials	1,413	1,266

Total inventories	$5,513	$5,231

5. Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of September 28, 2010, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

The Company performed an impairment analysis of the goodwill and indefinite lived intangible assets related to our Einstein Bros., Noah’s and Manhattan Bagel brands as of December 29, 2009 and there was no indication of impairment. During the thirteen weeks ended September 28, 2010, there were no events or changes in circumstances that indicated that our goodwill or intangible assets might be impaired or may not be recoverable.

6. Long-Term Debt

The Company’s debt is composed of a credit facility with a modified term loan that has an original principal amount of $90 million and a $20 million revolver. The term loan had outstanding balances of $79.8 million and $74.8 million as of December 29, 2009 and September 28, 2010, respectively, and the revolver had a balance of $0 and $11.0 million as of December 29, 2009 and September 28, 2010, respectively. The revolver and the term loan mature in 2012, however, the Company has classified the revolver as a current liability as we intend to pay it off within one year. As of December 29, 2009 and September 28, 2010, the Company’s total long-term debt had a fair value of $64.6 million and $84.4 million, respectively. The fair value of the Company’s debt was estimated based on the current rates found in the marketplace for debt with the same remaining maturities. The Company may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Borrowings under this credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a Eurodollar rate. As of September 28, 2010, the weighted average interest rate under the credit facility was 2.27%. The revolver and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 29, 2009 and September 28, 2010, the Company was in compliance with all financial and operating covenants.

In addition to the Company’s calendar quarterly payments of $225,000 due on the term loan, the Company is also required to make excess cash flow payments on the term loan as defined in the Company’s credit facility. The Company made an excess cash flow payment of $4.3 million in the first quarter of 2010.

7. Interest Rate Swap and Other Comprehensive Income

On May 7, 2008, the Company entered into a two year interest rate swap agreement relating to the term loan, effective August 2008 which expired in August 2010 and was not renewed. The Company made payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange the Company received interest on $60 million of notional amount at a variable rate. The variable rate interest the Company received was based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap was to fix the interest rate on $60 million of our term loan at 3.52% plus an applicable margin.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The fair value measurement of the interest rate swap was performed using significant other observable inputs (level 2) to calculate a liability of $1.3 million as of December 29, 2009 which was recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet and as of September 28, 2010, the liability was $0. As of September 28, 2010, the change in fair value associated with this cash flow hedging instrument is recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

	39 weeks ended
	September 29, 2009	September 28, 2010
	(in thousands)
Net income	$69,177	$7,268
Change in unrealized gain on cash flow hedge	772	1,277
Income tax expense related to other comprehensive income	(89)	—

Total comprehensive income	$69,860	$8,545

8. Series Z Preferred Stock

On March 17, 2010, the Company and Halpern Denny III, L.P. (“Halpern Denny”), the holder of the mandatorily redeemable Series Z preferred stock (“Series Z”), amended their previous agreement dated May 28, 2009 to extend the redemption date to June 30, 2011, and allow the Company to redeem any amount of Series Z at any time through that date. In addition, beginning July 1, 2010, Halpern Denny received a one year option to exchange up to $7.0 million of the outstanding Series Z and accrued additional redemption amounts for shares of freely tradable common stock at a price of $11.50 per share. All additional redemption amounts that accrue after June 30, 2010 would be waived with respect to the shares of Series Z exchanged, if any. To the extent that Halpern Denny’s exchange option remained unexercised, the Company had the right to redeem the shares subject to the exchange option after the Company redeemed the shares of the Series Z that were not subject to the exchange option.

The Company recorded this agreement on its balance sheet at fair value during the first quarter of 2010. The fair value was recorded at a premium with a non-cash charge to our net income of $0.9 million. The fair value of the Series Z was estimated to be $31.0 million and $7.2 million, as of December 29, 2009 and September 28, 2010, respectively.

The Series Z and accrued additional redemption amount subject to the exchange option is recorded within temporary equity with a balance of $7.4 million as of September 28, 2010. During the third quarter 2010, the Company recorded a $0.2 million beneficial conversion feature discount into temporary equity. Over the life of the exchange option, the beneficial conversion feature will be amortized into additional paid in capital. For the quarter ended September 28, 2010, the Company amortized approximately $56,000 of this balance.

The Company redeemed $7.1 million of Series Z shares, including accrued additional redemption amounts of approximately $0.6 million in the third quarter of 2010. As of September 28, 2010, 6,480 shares of Series Z remained outstanding, all of which were subject to the exchange option.

Subsequent to the end of the third quarter, on October 25, 2010, the Company redeemed an additional 3,240 shares of Series Z for $3.6 million, including accrued additional redemption amounts. Halpern Denny did not exercise its exchange option and pursuant to the terms of the agreement, the exchange option has expired. After this redemption, 3,240 shares of Series Z remain outstanding. See Note 14 for additional information.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9. Stock-Based Compensation

The Company’s stock-based compensation cost for the thirteen weeks ended September 29, 2009 and September 28, 2010 was $0.2 million and $0.4 million, respectively, and for the thirty-nine weeks ended September 29, 2009 and September 28, 2010 was $0.8 million and $1.2 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		39 weeks ended
	September 29, 2009	September 28, 2010	September 29, 2009	September 28, 2010
Expected life of options and SARs from date of grant	3.25 - 6.0 years	3.25 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.65 - 2.80%	1.73 - 2.10%	1.13 - 2.80%	0.78 - 2.74%
Volatility	42%	42%	40 - 42%	42 - 43%
Assumed dividend yield	0%	0%	0%	0%

The Company evaluates and revises the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of September 28, 2010, the Company had approximately $1.7 million of total unrecognized compensation cost related to non-vested awards granted under our stock option and stock appreciation rights plans, which will be recognized over a weighted average period of 1.6 years. As of September 28, 2010, the Company has approximately $71,000 of total unrecognized compensation cost related to the restricted stock plan, which will be recognized over a weighted average period of 1.03 years.

Stock Option Plan Activity

Transactions during the thirty-nine weeks ended September 28, 2010 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 29, 2009	910,377	$8.63
Granted	462,750	11.60
Exercised	(116,394)	4.76
Cancelled/Forfeited	(81,407)	11.47
Expired	(23,061)	18.22

Outstanding, September 28, 2010	1,152,265	$9.82	7.55

Exercisable and vested, September 28, 2010	455,686	$9.59	5.47

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 29, 2009	463,360	$2.83
Granted	462,750	5.01
Vested	(172,338)	3.33
Forfeited	(57,193)	4.05

Non-vested options, September 28, 2010	696,579	$4.05

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended September 28, 2010 was $0.9 million.

Stock Appreciation Rights Plan Activity

Transactions during the thirty-nine weeks ended September 28, 2010 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 29, 2009	67,553	$11.05
Granted	24,000	12.21
Exercised	(1,875)	8.00
Forfeited	(1,900)	15.48

Outstanding, September 28, 2010	87,778	$11.33	3.22

Exercisable and vested, September 28, 2010	43,278	$11.08	2.11

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 29, 2009	32,812	$3.25
Granted	24,000	3.80
Vested	(12,262)	3.05
Forfeited	(50)	6.75

Non-vested rights September 28, 2010	44,500	$3.60

The aggregate intrinsic value of SARs exercised during the thirty-nine weeks ended September 28, 2010 was $0.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The forfeiture restrictions on 21,259 shares lapsed on January 9, 2010, the first anniversary of the grant. The forfeiture restriction on 21,259 shares and 21,258 shares will lapse on the second and third anniversaries of the grant, respectively, provided that Mr. O’Neill remains employed by the Company.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

10. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income available to common stockholders per share:

	13 weeks ended		39 weeks ended
	September 29, 2009	September 28, 2010	September 29, 2009	September 28, 2010
	(in thousands, except earnings per share and related share information)
Net income	$60,861	$3,400	$69,177	$7,268
Less: Additional redemption on temporary equity	—	(124)	—	(365)
Add: Beneficial conversion feature on temporary equity	—	169	—	169
Add: Accretion of premium on Series Z preferred stock	—	138	—	637

Net income available to common stockholders (a)	$60,861	$3,583	$69,177	$7,709

Basic weighted average shares outstanding (b)	16,236,271	16,565,771	16,103,170	16,509,654
Dilutive effect of stock options and SARs	457,572	225,504	343,362	276,537

Diluted weighted average shares outstanding (c)	16,693,843	16,791,275	16,446,532	16,786,191

Net income available to common stockholders per share:
Basic (a)/(b)	$3.75	$0.22	$4.30	$0.47

Diluted (a)/(c)	$3.65	$0.21	$4.21	$0.46

Anti-dilutive stock options and SARs	253,265	652,882	407,025	458,235

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

11. Income Taxes

Utilization of our net operating loss (“NOL”) carryforwards reduced our federal and state income tax liability incurred in 2009 and 2010. The Company has recorded income tax benefits on taxable earnings for the thirteen and thirty-nine weeks ended September 29, 2009 of $56.5 million and $56.1 million, respectively. The recorded provisions for income tax expense on taxable earnings for the thirteen and thirty-nine weeks ended September 28, 2010 total $2.4 million and $6.1 million, respectively. The 2009 provision for income taxes included a benefit resulting from the $61 million reversal of substantially all of our valuation allowance related to the realization of deferred tax assets.

As of December 29, 2009, NOL carryforwards of $131 million were available to be utilized against future taxable income for years through fiscal 2029, subject in part to annual limitations and excluding approximately $12.2 million of NOL carryforwards that will expire prior to utilization. Accordingly, the Company has provided a full valuation allowance of $4.9 million related to this portion of deferred tax assets. Our ability to utilize our NOLs could be further limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code. The occurrence of an additional ownership change would limit our ability to utilize approximately $112.5 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. On December 30, 2008, the Company filed a request with the Internal Revenue Service to review our methodology for determining ownership changes in accordance with Internal Revenue Code Section 382. On September 24, 2009, the Company received a favorable ruling from the IRS agreeing with our methodology.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company continuously assesses the likelihood of realization of the benefits of our deferred tax assets. Based upon our assessment in the third quarter of 2009, we reduced our $65.9 million valuation allowance by $61.0 million to $4.9 million.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company remains subject to examination by U.S. federal, state and local tax authorities for tax years 2007 through 2009 and with certain state and local authorities for tax years 2006 through 2009. In the third quarter of 2010, the Internal Revenue Service notified the Company that our 2008 federal return has been selected for examination. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2005 and prior.

12. Commitments and Contingencies

Letters of Credit and Line of Credit

As of September 28, 2010, the Company had $7.0 million in letters of credit outstanding which reduce our availability under the revolver. The letters of credit expire on various dates during 2010 and through 2012, typically renew annually and are payable upon demand in the event that we fail to pay the underlying obligations.

As of the thirty-nine weeks ended September 28, 2010, the Company had a balance of $11.0 million on our revolver. Our availability under the revolver was $2.0 million as of September 28, 2010.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

13. Other Operating Expenses/(Income)

On August 1, 2010, the Severna Park, Maryland restaurant was destroyed by fire. This restaurant is covered by both property damage and business interruption insurance. The property damage coverage will pay to repair and/or replace the physical property damage as well as to replace the inventory and equipment loss. The Company wrote off the net book value of damaged property and equipment and recorded an insurance receivable for those assets in the amount of approximately $0.3 million. During the thirteen weeks ended September 28, 2010, the Company had not yet received any insurance proceeds as a result of the insurance claim. The Company plans to reopen the restaurant by the end of the current fiscal year after necessary renovations are made to the property. The Company’s loss as a result of its non-operating status not covered by business interruption insurance was approximately $47,000. The Company’s loss as a result of the fire damage to its property and equipment was covered by property damage insurance. As such, the Company expects to record a gain in the future which will represent the excess of the replacement cost over the net book value of the property once the insurance proceeds are received.

On August 10, 2010, the Company established a new franchise relationship which included the sale of the assets of one company restaurant to the new franchisee and the execution of a development agreement for an additional four new restaurants. A gain on the sale of approximately $0.8 million was recognized in the third quarter of 2010.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

14. Subsequent Events

On October 25, 2010, the Company redeemed an additional 3,240 shares of Series Z for $3.6 million, including accrued additional redemption amounts. Halpern Denny did not exercise its option, and pursuant to the terms of the agreement, the exchange option has expired.

There were no other material subsequent events that have occurred since September 28, 2010 that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and periodically in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made by Company representatives. In addition, our definitions of non-GAAP disclosures may differ from how others in our industry may define them. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated there under, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 29, 2009 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the fiscal year ended December 29, 2009. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The third quarters in fiscal years 2009 and 2010 ended on September 29, 2009 and September 28, 2010, respectively, and each contained thirteen weeks, and the year to date periods each contained thirty-nine weeks. Our current fiscal year ends on December 28, 2010 and contains 52 weeks. Our next 53-week fiscal year ends on January 3, 2012.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, the Company has provided certain non-GAAP financial information, including earnings before interest, taxes, depreciation, amortization, adjustment for Series Z modification, and other operating expenses (“adjusted EBITDA”); net income adjusted for changes in our tax valuation allowance and all adjustments related to the Series Z modification (“adjusted net income”); earnings per share adjusted for changes in our tax valuation allowance and all adjustments related to the Series Z modification (“adjusted EPS”) and free cash flow, or net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. In addition, the Company’s Board of Directors uses this non-GAAP financial information to evaluate the performance of the Company and the management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. The Company has reconciled the non-GAAP financial information on page 22 in this Form 10-Q to the nearest GAAP measure.

We include in this report information on Company-owned, franchise and license and system-wide comparable store sales percentages. Comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation at least thirteen months including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. System-wide sales include sales at all restaurants, whether operated by the Company, franchisees or licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude closed locations.

We use company-owned store sales, franchise and license sales and the resulting system-wide sales information internally in connection with restaurant development decisions, planning, and budgeting analyses. We believe comparable store sales information is useful in assessing consumer acceptance of our brands; facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income; helps us appreciate the effectiveness of our advertising and marketing initiatives; and provides information that is relevant for comparison within the industry.

Comparable store sales percentages are non-GAAP financial measures, which should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP, and may not be equivalent to comparable store sales as defined or used by other companies. We do not record franchise or license restaurant sales as revenues. However, royalty revenues are calculated based on a percentage of franchise and license restaurant sales, as reported by the franchisees or licensees.

Overview

In evaluating and assessing our financial performance for the third quarter of 2010, we considered the following key factors:

•

Comparable store sales – During the third quarter of 2010, system-wide same store sales improved 0.7% driven by strong growth in our franchise and license business while company-owned restaurant sales improved from -2.2% in the second quarter to -0.2% in the third quarter. This growth in system-wide same store sales represents our continued focus in successfully building our franchise and license business while driving brand trial and awareness through healthy innovation on our core breakfast and lunch dayparts.

During the third quarter of 2010, our Bagel Thin lunch sandwiches, which were launched at the end of the second quarter 2010, gained traction and helped bolster this daypart. Additionally, we expanded our Bagel Thin sandwich offering to the breakfast daypart. We also realized improvements in the sales of our Bagel Poppers and Bulk Bagels.

•

Unit development – We added 31 net locations in the thirty-nine week period ended September 28, 2010 compared to 22 net additions in the same period for 2009. As of September 28, 2010, we owned and operated, franchised, and licensed 714 restaurants. Our current base of company-owned restaurants includes 352 Einstein Bros., 76 Noah’s, and one Manhattan Bagel. Also, we franchise 72 Manhattan Bagel and 13 Einstein Bros. restaurants, and have increased our licensed restaurant base to 200 Einstein Bros. restaurants. We include in our restaurant count our temporarily closed locations due to upgrades and remodeling.

•

Net cash provided by operating activities and net cash used in investing activities – We generated $32.6 million of net cash provided by operating activities in 2010, an improvement of $8.4 million, or 35%, from the same period of 2009. We also increased our investments in new restaurants and various upgrades for existing restaurants by $0.7 million from the same period of 2009.

•

Redemption schedule of our Series Z – On September 27, 2010, we redeemed 6,480 shares of our Series Z for approximately $7.1 million including accrued additional redemption amounts. Including accrued additional redemption amounts, we have redeemed $25.7 million in 2010 and $50.5 million in total since June 30, 2009 of the Series Z shares.

Subsequent to the end of the third quarter, on October 25, 2010, we redeemed an additional 3,240 shares of Series Z for $3.6 million, including accrued additional redemption amounts. Halpern Denny did not exercise its exchange option and pursuant to the terms of the agreement, this exchange option has expired.

Outlook for Remainder of 2010

We remain committed to healthy innovation, fresh-baked goodness and a strong line of new products that will build customer loyalty for the long term. We are pleased with the success of our Bagel Thin sandwich line-up, which we plan to continue to promote through the balance of the year.

For the balance of 2010, we plan to concentrate primarily on the breakfast daypart, with increased efforts aimed at the lunch daypart. We have a strong line-up of new product offerings and limited time offers that will be introduced throughout the year to drive new traffic and repeat visits, and we will continue with our successful mail drop coupons as a means of providing trial and repeat purchases for both new and loyal customers.

We intend to continue to expand our company-owned restaurants in 2010 with the addition of seven to eight new units. These new units will be focused primarily in our more developed markets. During the thirty-nine weeks ended September 28, 2010, we opened four company-owned restaurants. We intend to upgrade 17 of our company-owned restaurants during 2010, of which 16 were completed as of September 28, 2010. We also expect to update approximately 90 to 95 of our restaurants with a kitchen display ordering system that improves production accuracy and helps to reduce waste, of which 74 were completed as of September 28, 2010. Finally, we will be renovating certain features at specific restaurants such as new internal signage, menu boards, updated external signage, and in certain restaurants, adding a revitalized coffee program which includes adding baristas and specialty coffee.

We have a robust pipeline of existing franchise development agreements and new license locations. We plan to open 15 to 17 franchise locations and 35 to 40 license restaurants in 2010. Our license restaurants will open primarily in colleges and universities, hospitals, and airports. During the thirty-nine weeks ended September 28, 2010 we opened eight franchise and 25 license restaurants. We closed two company-owned restaurants, three license restaurants, and refranchised one company-owned restaurant during the thirty-nine weeks ended September 28, 2010. We do not expect to close additional restaurants in 2010.

We have started to rollout a media test that we are executing in the Denver area over the next couple of months. Our plan is to use the results of the test to build a strong media plan for 2011. Included in this media test are outdoor billboards and radio spots that highlight our new Egg White Bagel Thin sandwiches.

Results of Operations for the Quarter and Year to Date Periods Ended September 29, 2009 and September 28, 2010

Financial Highlights

•

Adjusted EBITDA increased 3.1% to $10.9 million in the third quarter of 2010 and increased 5.9% to $31.3 million year to date in 2010 compared to 2009. This was primarily the result of strong restaurant level margins driven by strong operating controls and effective cost and inventory management, partially offset by increased investment in key marketing initiatives for a year to date increase in gross profit while expanding the gross margins in our manufacturing and commissaries operations.

•	Adjusted diluted EPS was $0.20 in the third quarter of 2010 compared to $0.15 in the third quarter of 2009 and was $0.48 year to date 2010 compared to $0.47 year to date 2009.

Consolidated Results

	13 weeks ended			39 weeks ended
	(dollars in thousands)			(dollars in thousands)
	September 29, 2009	September 28, 2010	% Increase /(Decrease)	September 29, 2009	September 28, 2010	% Increase /(Decrease)
Revenues	$100,046	$101,361	1.3%	$304,827	$305,646	0.3%

Cost of sales	81,419	81,298	(0.1%)	248,892	246,086	(1.1%)

Total gross profit	18,627	20,063	7.7%	55,935	59,560	6.5%

Operating expenses	12,414	13,019	4.9%	38,590	40,892	6.0%

Income from operations	6,213	7,044	13.4%	17,345	18,668	7.6%

Interest expense	1,894	1,209	(36.2%)	4,240	4,395	3.7%

Adjustment for Series Z modification	—	—	* **	—	929	* **

Income before income taxes	4,319	5,835	35.1%	13,105	13,344	1.8%
Provision for income tax	(56,542)	2,435	(104.3%)	(56,072)	6,076	(110.8%)
Less: Net adjustment for change in tax valuation allowance *	58,326	—	(100.0%)	61,484	—	(100.0%)
Less/(Add): Adjustment for Series Z modification **	—	48	* **	—	(707)	* **

Adjusted net income	$2,535	$3,352	32.2%	$7,693	$7,975	3.7%

Adjustments to adjusted net income:
Interest expense, net	1,894	1,209	(36.2%)	4,240	4,395	3.7%
Additional redemption on temporary equity**	—	124	* **	—	365	* **
Amortization of discount on Series Z preferred stock**	—	(76)	* **	—	(143)	* **
Provision for income taxes	(56,542)	2,435	(104.3%)	(56,072)	6,076	(110.8%)
Net change in tax valuation allowance	58,326	—	(100.0%)	61,484	—	(100.0%)
Depreciation and amortization	4,222	4,498	6.5%	12,361	13,244	7.1%
Other operating expenses	92	(690)	* **	(144)	(620)	* **

Earnings before interest, taxes, depreciation, amortization and other (Adjusted EBITDA)	$10,527	$10,852	3.1%	$29,562	$31,292	5.9%

*	Our third quarter and year to date 2009 provision for income taxes included a benefit resulting from the reduction of the valuation allowance related to the realization of our deferred tax assets. This benefit offset the estimated deferred tax expense in 2009.
**	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders’ equity and recorded a discount within interest expense.
***	Not meaningful

During 2010, we focused on our new product introductions including Bagel Thin Egg White breakfast sandwiches, our Lighter Side menu offerings and Bulk Bagels and continued with the trial-oriented couponing to increase guest frequency. System-wide comparable store sales responded favorably and were 0.7% in the third quarter and -0.1% year to date 2010. Our Bagel Thin sandwiches and our Lighter Side menu offerings comprised approximately 4% and 2% of our total mix, respectively, as of the end of the third quarter. Catering is another area of focus with high single digit increases in the third quarter.

Interest expense, net was down $0.7 million, or 36.2%, in the third quarter due primarily to lower additional redemption on our Series Z as a result of the combined impact of the significant Series Z redemptions we have made since September 29, 2009 and the reporting of the additional redemption related to the Series Z shares subject to the exchange option as temporary equity, as well as the expiration of the interest rate swap at the end of August 2010. Conversely, interest expense, net was up approximately $0.2 million, or 3.7%, on a year to date basis due primarily to higher additional redemption as we did not start to accrue additional redemption amounts on the Series Z as interest until July 1, 2009.

Company-Owned Restaurant Operations

	13 weeks ended
	(dollars in thousands)			Percentage of company-owned restaurant sales
	September 29, 2009	September 28, 2010	% Increase /(Decrease)	September 29, 2009	September 28, 2010
Company-owned restaurant sales	$91,237	$91,822	0.6%
Percent of total revenues	91.2%	90.6%

Cost of sales:
Cost of goods sold	$26,293	$26,040	(1.0%)	28.8%	28.4%
Labor costs	27,826	27,216	(2.2%)	30.5%	29.6%
Other operating costs	9,638	10,108	4.9%	10.6%	11.0%
Rent and related expenses, and marketing costs	11,475	11,446	(0.3%)	12.6%	12.5%

Total company-owned restaurant cost of sales	$75,232	$74,810	(0.6%)	82.5%	81.5%

Total company-owned restaurant gross profit	$16,005	$17,012	6.3%	17.5%	18.5%

	39 weeks ended
	(dollars in thousands)			Percentage of company-owned restaurant sales
	September 29, 2009	September 28, 2010	% Increase /(Decrease)	September 29, 2009	September 28, 2010
Company-owned restaurant sales	$276,743	$276,750	0.0%
Percent of total revenues	90.8%	90.5%
Cost of sales:
Cost of goods sold	$81,316	$78,589	(3.4%)	29.4%	28.4%
Labor costs	85,401	82,419	(3.5%)	30.9%	29.8%
Other operating costs	28,625	28,561	(0.2%)	10.3%	10.3%
Rent and related expenses, and marketing costs	33,731	37,368	10.8%	12.2%	13.5%

Total company-owned restaurant cost of sales	$229,073	$226,937	(0.9%)	82.8%	82.0%

Total company-owned restaurant gross profit	$47,670	$49,813	4.5%	17.2%	18.0%

Company-owned restaurant sales for the third quarter 2010 showed an increase of 0.6% as compared to the prior quarter and remained flat, year to date, when compared to 2009. For the third quarter and year to date 2010, our company-owned comparable store sales were -0.2% and -0.9%, respectively, with a decline in transactions and a relatively flat average check as expected from the rollover of our trial-generating initiatives and nominal price increases in 2009.

Our gross profit increased from 17.5% in the third quarter of 2009 to 18.5% in the third quarter of 2010, primarily due to favorable product costs, improvements in our labor related initiatives and from a decrease in health care benefit costs, partially offset by our investment in marketing initiatives and the increase in other operating costs due to unfavorable utilities and credit card costs. For the year to date, gross profit was 18.0%, up from 17.2% reported in 2009 primarily due to the aforementioned cost saving initiatives partially offset by our marketing investments.

Compared to 2009, most of our commodity-based food costs have declined in 2010. We believe our combined commodity costs will continue to decrease for the balance of 2010. We have locked in 100% of our wheat requirements for the remainder of fiscal 2010, and 50% for the first quarter of 2011.

As of September 28, 2010, the Company has secured contract pricing on approximately 90% of all major agricultural commodities, including wheat, for the remaining part of fiscal 2010 that should result in favorable prices compared to 2009, with an opportunity to benefit from further reductions in the market.

Our investment in marketing initiatives rose to $1.8 million, up from $1.4 million in the third quarter of 2009. Total year to date investments in marketing initiatives is up $3.9 million over 2009. While the trend of increased marketing spend will continue, we expect it to be at a lower rate for the balance of the year.

Manufacturing and Commissary Operations

	13 weeks ended			39 weeks ended
	(dollars in thousands)			(dollars in thousands)
	September 29, 2009	September 28, 2010	% Increase /(Decrease)	September 29, 2009	September 28, 2010	% Increase /(Decrease)
Manufacturing and commissary revenues	$7,050	$7,478	6.1%	$22,790	$22,705	(0.4%)
Percent of total revenues	7.0%	7.4%		7.5%	7.4%
Manufacturing and commissary costs	$6,187	$6,488	4.9%	$19,819	$19,149	(3.4%)
As a percentage of manufacturing and commissary revenues	87.8%	86.8%		87.0%	84.3%

Total manufacturing and commissary gross profit	$863	$990	14.7%	$2,971	$3,556	19.7%

As a percentage of manufacturing and commissary revenues	12.2%	13.2%		13.0%	15.7%

Manufacturing and commissary revenues for the third quarter were up 6.1% driven mainly by higher sales to licensed restaurants during the quarter along with higher sales to third party customers from our manufacturing facility. Manufacturing volumes were up slightly during the quarter and remained flat year to date. Manufacturing gross profit increased in the third quarter and year to date 2010 as a result of favorable raw ingredient costs, coupled with higher third quarter sales volumes.

Franchise and License Operations

	13 weeks ended			39 weeks ended
	(dollars in thousands)			(dollars in thousands)
	September 29, 2009	September 28, 2010	% Increase /(Decrease)	September 29, 2009	September 28, 2010	% Increase /(Decrease)
Franchise and license related revenues	$1,759	$2,061	17.2%	$5,294	$6,191	16.9%
Percent of total revenues	1.8%	2.0%		1.7%	2.0%
Number of franchise and license restaurants	247	285		247	285

Overall, franchise and license revenue improved by $0.3 million, or 17.2%, and $0.9 million, or 16.9%, in the third quarter and year to date 2010, respectively. This increase was driven by net restaurant expansion of 38 restaurants including a net increase of 28 licensed restaurants, a net increase of 9 franchised restaurants and one refranchised restaurant since September 29, 2009. Additionally, this increase was due to strong royalty streams in existing restaurants that were a result of positive comparable sales by franchisees and licensees of 3.5% and 2.5% for the thirteen weeks and thirty-nine weeks ended September 28, 2010, respectively.

Corporate

	13 weeks ended			39 weeks ended
	(dollars in thousands)			(dollars in thousands)
	September 29, 2009	September 28, 2010	% Increase /(Decrease)	September 29, 2009	September 28, 2010	% Increase /(Decrease)
General and administrative expenses	$8,100	$9,211	13.7%	$26,373	$28,268	7.2%
Percent of total revenues	8.1%	9.1%		8.7%	9.2%
Depreciation and amortization	$4,222	$4,498	6.5%	12,361	13,244	7.1%
Percent of total revenues	4.2%	4.4%		4.1%	4.3%
Other operating expenses (income)	92	(690)	* **	(144)	(620)	* **
Percent of total revenues	0.1%	(0.7%)		0.0%	(0.2%)
Total operating expenses	$12,414	$13,019	4.9%	$38,590	$40,892	6.0%

Percent of total revenues	12.4%	12.8%		12.7%	13.4%
Interest expense, net	$1,894	$1,209	(36.2%)	4,240	4,395	3.7%
Percent of total revenues	1.9%	1.2%		1.4%	1.4%
Adjustment for Series Z modification	—	—	* **	—	929	* **
Percent of total revenues	0%	0%		0%	0.3%
Provision for income tax	(56,542)	2,435	(104.3%)	(56,072)	6,076	(110.8%)
Percent of total revenues	(56.5%)	2.4%		(18.4%)	2.0%

***	Not meaningful

Our total general and administrative expenses increased $1.1 million in the third quarter 2010 compared to 2009, and increased $1.9 million year to date 2010 compared to 2009 primarily due to increases for incentive compensation. In general, the increases in incentive compensation resulted from more favorable views toward the achievement of performance targets in 2010. In 2009, we decreased our estimate of incentive compensation expense in the third quarter. Excluding incentive compensation, general and administrative expenses increased 0.5% and 1.6% in the third quarter and year to date 2010, respectively, mainly due to an increase in relocation expenses and legal settlements.

Depreciation and amortization expenses increased $0.3 million and $0.9 million for the third quarter and year to date 2010, respectively, when compared to 2009. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the third quarter of 2009. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2010 will be approximately $18 million.

Other operating expenses (income) changed $0.6 million and $0.5 million for the third quarter and year to date 2010, respectively, primarily due to the gain on the sale of the assets of one company-owned restaurant offset by the loss on the restaurant fire. We expect to record a gain on the restaurant fire once insurance proceeds are received.

Our provision for income taxes in 2009 includes a $61 million reversal of our valuation allowance related to our deferred tax assets. We currently estimate our 2010 annual effective tax rate to be 42.7%, which compares to a 2009 annual effective tax rate of 41.3% excluding the impact related to the reversal of our valuation allowance.

Reconciliation of Non-GAAP Measures to GAAP Measures

	13 weeks ended		39 weeks ended
	September 29, 2009	September 28, 2010	September 29, 2009	September 28, 2010
	(in thousands)
Net income	$60,861	$3,400	$69,177	$7,268
Adjustments to net income:
Interest expense, net	1,894	1,209	4,240	4,395
Provision for income taxes	(56,542)	2,435	(56,072)	6,076
Depreciation and amortization	4,222	4,498	12,361	13,244
Adjustment for Series Z modification	—	—	—	929
Other operating expenses/(income)	92	(690)	(144)	(620)

Adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization and other)	$10,527	$10,852	$29,562	$31,292

EINSTEIN NOAH RESTAURANT GROUP, INC.

NON-GAAP FINANCIAL INFORMATION

(unaudited)

	13 weeks ended		39 weeks ended
	September 29, 2009	September 28, 2010	September 29, 2009	September 28, 2010
	(in thousands, except earnings per share and related share information)
Net income available to common stockholders	$60,861	$3,583	$69,177	$7,709
Adjustments for:
Less: Change in tax valuation allowance	(56,772)	—	(56,772)	—
Less: Deferred tax expense	(1,554)	—	(4,712)	—
Add: Adjustment for Series Z modification	—	—	—	929
Add: Amortization of discount on Series Z preferred stock (1)	—	76	—	143
Less: Accretion of premium on Series Z preferred stock	—	(138)	—	(637)
Less: Beneficial conversion feature on temporary equity	—	(169)	—	(169)

Adjusted net income	$2,535	$3,352	$7,693	$7,975

Weighted average number of common shares outstanding:
Basic	16,236,271	16,565,771	16,103,170	16,509,654
Diluted	16,693,843	16,791,275	16,446,532	16,786,191

Net income per share available to common stockholders – Basic	$3.75	$0.22	$4.30	$0.47
Adjustments for:
Less: Change in tax valuation allowance	$(3.49)	$—	$(3.53)	$—
Less: Deferred tax expense	$(0.10)	$—	$(0.29)	$—
Add: Adjustment for Series Z modification	$—	$—	$—	$0.05
Add: Amortization of discount on Series Z preferred stock (1)	$—	$—	$—	$0.01
Less: Accretion of premium on Series Z preferred stock	$—	$(0.01)	$—	$(0.04)
Less: Beneficial conversion feature on temporary equity	$—	$(0.01)	$—	$(0.01)
Adjusted net income per common share – Basic	$0.16	$0.20	$0.48	$0.48

Net income per share available to common stockholders – Diluted	$3.65	$0.21	$4.21	$0.46
Adjustments for:
Less: Change in tax valuation allowance	$(3.41)	$—	$(3.45)	$—
Less: Deferred tax expense	$(0.09)	$—	$(0.29)	$—
Add: Adjustment for Series Z modification	$—	$—	$—	$0.06
Add: Amortization of discount on Series Z preferred stock (1)	$—	$—	$—	$0.01
Less: Accretion of premium on Series Z preferred stock	$—	$—	$—	$(0.04)
Less: Beneficial conversion feature on temporary equity	$—	$(0.01)	$—	$(0.01)
Adjusted net income per common share – Diluted	$0.15	$0.20	$0.47	$0.48

(1)	Amount represents incremental interest expense due to modification of the Series Z and reported in the interest expense line item.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow to fund operations, capital expenditures, required debt and interest payments and payments to redeem the Series Z. Our investment in inventory is minimal because our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant revenue, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including comparable store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations.

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of consumer discretionary spending could have a material adverse effect on our sales and income.

Series Z Preferred Stock

On March 17, 2010, the Company and Halpern Denny amended their previous agreement on the Series Z dated May 28, 2009, to allow the Company to redeem any amounts of the Series Z shares at any time through June 30, 2011. In addition, beginning July 1, 2010, Halpern Denny received a one year option to exchange up to 6,480 shares of the outstanding Series Z and accrued additional redemption amounts for shares of freely tradable common stock at a price of $11.50 per share. All additional redemption amounts that accrue after June 30, 2010 would be waived with respect to the shares of Series Z exchanged, if any. To the extent that Halpern Denny had not exercised its exchange option, the Company had the right to redeem the shares that are subject to the exchange option after the Company redeemed the shares of the Series Z that are not subject to the exchange option.

The Company redeemed $7.1 million of Series Z shares, including accrued additional redemption of $0.6 million in the third quarter of 2010, leaving outstanding Series Z shares of $6.5 million plus accrued additional redemption amount of $0.6 million. On October 25, 2010, we redeemed an additional 3,240 shares of Series Z for $3.6 million, including accrued additional redemption amounts. Halpern Denny did not exercise its exchange option and pursuant to the terms of the agreement, the exchange option expired.

Interest Rate Swap Agreement

In August of 2010, our interest rate swap agreement related to the term loan expired.

Working Capital Deficit

Our working capital deficits were $27.8 million and $4.3 million as of December 29, 2009 and September 28, 2010, respectively. This $23.5 million improvement was due primarily to the generation of $22 million in free cash flow, or net cash provided by operating activities less net cash used in investing activities. We combined this free cash flow with $12.4 million of proceeds from our line of credit, the sale of equipment and stock option exercises to redeem $25.7 million of our Series Z and to pay $5 million under our term loan. Our current liabilities were further reduced by the reclassification of the Series Z shares subject to the exchange option to temporary equity. Other elements of working capital fluctuated in the normal course of business. As of September 28, 2010, we had unrestricted cash of $12.5 million, an increase of $2.6 million from December 29, 2009.

Covenants

We are subject to a number of customary covenants under our term loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of September 28, 2010, we were in compliance with all debt covenants.

Credit Facility

We expect that at any time we deem conditions favorable, we will attempt to improve our liquidity position by accessing debt in a manner designed to create positive economic value.

Capital Expenditures

During the year to date period ended September 28, 2010, we used approximately $11.7 million of cash to pay for additional property and equipment that included the following:

•	$5.4 million for new restaurants and upgrades of existing restaurants, including the installation of surveillance cameras and kitchen display ordering systems;

•	$4.4 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$1.9 million for information technology and corporate infrastructure.

The majority of our capital expenditures for fiscal 2010 have been and will continue to be for upgrades in our current restaurants, including the implementation of kitchen display ordering systems in many of our restaurants, and for the new company-owned restaurants that we intend to open.

Off-Balance Sheet Arrangements

Other than our revolver and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

For the third quarter and year to date 2010, there were no material changes outside the ordinary course of business to our contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2010. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 28, 2010, there were no changes to our internal control over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“The Dodd-Frank Act”). The Dodd-Frank Act contains provisions which may impact the Company, but those effects cannot be predicted at this time. The Company will continue to monitor the potential impact of this new law as the resulting regulations emerge over the next several months and years.

As of September 28, 2010, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 4.	Reserved

Not applicable

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: November 4, 2010	By:	/S/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill
Chief Executive Officer

Date: November 4, 2010	By:	/S/ EMANUEL P.N. HILARIO
Emanuel P.N. Hilario
Chief Financial Officer