Form 10-Q
period 2011-03-29
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2011-05-06
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2011

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

As of May 2, 2011, there were 16,687,440 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 28, 2010	March 29, 2011

ASSETS
Current assets:
Cash and cash equivalents	$11,768	$10,791
Restricted cash	709	688
Accounts receivable	5,841	7,361
Inventories	5,585	5,324
Current deferred income tax assets, net	11,149	10,985
Prepaid expenses	5,955	7,595
Other current assets	72	71

Total current assets	41,079	42,815
Property, plant and equipment, net	56,663	54,869
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	4,981
Long-term deferred income tax assets, net	34,554	34,071
Debt issuance costs and other assets, net	3,959	3,817

Total assets	$205,067	$204,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,445	$8,249
Accrued expenses and other current liabilities	20,471	22,432
Current portion of long-term debt	7,500	9,375
Current portion of obligations under capital leases	17	20

Total current liabilities	35,433	40,076
Long-term debt	80,200	73,325
Long-term obligations under capital leases	13	22
Other liabilities	12,035	11,869
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	127,681	125,292

Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,655,474 and 16,687,288 shares issued and outstanding	17	17
Additional paid-in capital	270,171	270,739
Accumulated other comprehensive loss	—	(28)
Accumulated deficit	(192,802)	(191,636)

Total stockholders’ equity	77,386	79,092

Total liabilities and stockholders’ equity	$205,067	$204,384

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended
	March 30, 2010	March 29, 2011

Revenues:
Company-owned restaurant sales	$90,691	$89,799
Manufacturing and commissary revenues	7,971	8,977
Franchise and license related revenues	2,150	2,469

Total revenues	100,812	101,245
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	25,706	26,113
Labor costs	27,780	27,030
Other operating costs	8,997	9,114
Marketing costs	2,829	3,302
Rent and related expenses	10,055	10,256

Total company-owned restaurant costs	75,367	75,815

Manufacturing and commissary costs	6,630	7,584
General and administrative expenses	10,072	10,091
Depreciation and amortization	4,266	4,540
Restructuring expenses	—	213
Other operating expenses	19	113

Total costs and expenses	96,354	98,356

Income from operations	4,458	2,889

Interest expense, net	1,751	910
Adjustment for Series Z modification	929	—

Income before income taxes	1,778	1,979
Provision for income taxes	1,158	811

Net income	$620	$1,168

Net income	$620	$1,168
Less: Additional redemption on temporary equity	(50)	—

Net income available to common stockholders	$570	$1,168

Net income available to common stockholders per share:
Basic	$0.03	$0.07

Diluted	$0.03	$0.07

Weighted average number of common shares outstanding:
Basic	16,467,072	16,678,607

Diluted	16,765,609	16,981,144

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 weeks ended
	March 30, 2010	March 29, 2011

OPERATING ACTIVITIES:
Net income	$620	$1,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,266	4,540
Deferred income tax expense	1,152	647
Stock-based compensation expense	383	419
Loss on disposal of assets	19	113
Adjustment for Series Z modification	929	—
Additional redemption on temporary equity	(50)	—
Provision for losses on accounts receivable	35	35
Amortization of debt issuance and debt discount costs	145	142
Changes in operating assets and liabilities:
Restricted cash	(39)	21
Accounts receivable	(80)	(1,555)
Accounts payable and accrued expenses	5,293	3,800
Other assets and liabilities	(514)	(1,572)

Net cash provided by operating activities	12,159	7,758

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,540)	(3,879)

Net cash used in investing activities	(4,540)	(3,879)

FINANCING ACTIVITIES:
Proceeds from line of credit	11,000	—
Payments under capital lease obligations	(6)	(5)
Repayments under the term loan	(4,559)	—
Repayments under the credit facility	—	(5,000)
Redemptions under mandatorily redeemable Series Z Preferred Stock	(13,205)	—
Proceeds upon stock option exercises	32	149

Net cash used in financing activities	(6,738)	(4,856)
Net increase (decrease) in cash and cash equivalents	881	(977)
Cash and cash equivalents, beginning of period	9,885	11,768

Cash and cash equivalents, end of period	$10,766	$10,791

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of December 28, 2010, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of March 29, 2011, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2010. The Company believes that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Additionally, the Company’s business is subject to seasonal trends. Generally, revenues and results of operations in the fourth fiscal quarter tend to be the most significant. Certain immaterial reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

2. Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on the Company’s consolidated financial statements.

3. Supplemental Cash Flow Information

	13 weeks ended
	March 30, 2010	March 29, 2011

	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans	$900	$603
Series Z	795	—
Other	62	31

Income taxes	$103	$215

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$—	$17
Change in accrued expenses for purchases of property and equipment	$(321)	$(1,037)

The change in accrued expenses for purchases of property and equipment has increased substantially in the first quarter of 2011 due to the decrease in the accrual related to payments on several large construction projects. These projects were related to the building of new restaurants as well as the reconstruction of the Severna Park, Maryland restaurant destroyed by fire in the third quarter of 2010.

4. Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 28, 2010	March 29, 2011

	(in thousands)
Finished goods	$4,205	$4,000
Raw materials	1,380	1,324

Total inventories	$5,585	$5,324

5. Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel. As of March 29, 2011, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

The Company performed an impairment analysis of the goodwill and indefinite lived intangible assets related to the Einstein Bros., Noah’s and Manhattan Bagel brands as of December 28, 2010 and there was no indication of impairment. During the thirteen weeks ended March 29, 2011, there were no events or changes in circumstances that indicated that the goodwill or intangible assets might be impaired or may not be recoverable.

6. Long-Term Debt

The Company’s debt is composed of a credit facility with a term loan that has a principal amount of $75.0 million and a $50.0 million revolving facility. The term loan had an outstanding balance of $75.0 million as of December 28, 2010 and March 29, 2011, respectively, and the revolving facility had a balance of $12.7 million and $7.7 million as of December 28, 2010 and March 29, 2011, respectively. The revolving facility and the term loan are scheduled to mature in 2015. As of December 28, 2010 and March 29, 2011, the Company’s total long-term debt had a fair value of $87.7 million and $83.1 million, respectively. The fair value of the Company’s debt was estimated based on the current rates found in the marketplace for debt with the same remaining maturities. The Company may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice. Borrowings under the credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a variable base rate or a Eurodollar rate. The applicable margin for Eurodollar rate loans ranges from 2.5% to 3.0% and for base rate loans ranges from 1.5% to 2.0%, depending on the level of the Company’s consolidated leverage ratio. Upon the occurrence of a payment event of default which is continuing, all amounts due under the credit facility will bear interest at 2.0% above the interest rate otherwise applicable. As of March 29, 2011, the weighted average interest rate under the credit facility was 3.05%. The revolving facility and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 28, 2010 and March 29, 2011, the Company was in compliance with all financial and operating covenants.

The Company makes calendar quarterly payments on the term loan of $1,875,000 to $2,812,500 over the term of the credit facility, commencing on March 31, 2011, and continuing thereafter on the last day of each calendar quarter, with any remaining amounts due and payable upon maturity. As of the end of the first quarter 2011, the Company has five payments due by the end of the first quarter of 2012.

7. Derivatives and Other Comprehensive Income

On March 3, 2011, the Company entered into two interest rate cap agreements with two year terms relating to the credit facility. The Company entered into the interest rate caps for a cap rate of 3.0% calculated on an initial notional amount of $18.8 million on each cap for a total notional amount of $37.6 million based on the 3-month London InterBank Offered Rate (“LIBOR”). The effect of the interest rate caps is to cap the LIBOR portion of the interest rate at 3.0%.

The fair value measurement of the interest rate caps was performed using significant other observable inputs (level 2) to calculate an asset of approximately $56,000 as of March 29, 2011 which was recorded in prepaid expenses on the Company’s consolidated balance sheet. As of March 29, 2011, the change in fair value associated with these caps is recorded in accumulated other comprehensive income within stockholders’ equity.

On May 7, 2008, the Company entered into a two year interest rate swap agreement relating to its term loan, effective August 2008. The Company made payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange, the Company received interest on $60 million of notional amount at a variable rate. The variable rate interest the Company received was based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap was to fix the interest rate on $60 million of its term loan at 3.52% plus an applicable margin.

The fair value measurement of the interest rate swap was performed using significant other observable inputs (level 2). As of December 28, 2010, the fair market value of the interest rate swap was $0 as this swap expired in the third quarter of 2010. As of March 30, 2010, the change in fair value associated with this cash flow hedging instrument was recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

	13 weeks ended
	March 30, 2010	March 29, 2011
	(in thousands of dollars)
Net income available to common stockholders	$620	$1,168
Unrealized gain on cash flow hedge	444	—
Unrealized loss on interest rate caps	—	(28)

Total comprehensive income	$1,064	$1,140

8. Stock-Based Compensation

The Company’s stock-based compensation cost for the thirteen weeks ended March 30, 2010 and March 29, 2011 was $0.4 million and $0.4 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended
	March 30, 2010	March 29, 2011
Expected life of options and SARs from date of grant	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.40 - 2.74%	1.03 - 2.61%
Volatility	42%	42%
Assumed dividend yield	0%	3%

The Company evaluates and revises the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of March 29, 2011, the Company had approximately $2.0 million of total unrecognized compensation cost related to non-vested awards granted under its stock option and stock appreciation rights plans, which will be recognized over a weighted average period of 1.7 years. As of March 29, 2011, the Company has approximately $33,000 of total unrecognized compensation cost related to the restricted stock grant, which will be recognized over a weighted average period of 0.8 years.

Stock Option Plan Activity

Transactions during the thirteen weeks ended March 29, 2011 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 28, 2010	985,666	$10.00
Granted	283,200	$15.62
Exercised	(31,000)	$4.80
Cancelled/Forfeited	(19,557)	$16.88

Outstanding, March 29, 2011	1,218,309	$11.33	7.59

Exercisable and vested, March 29, 2011	493,590	$9.91	5.83

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 28, 2010	574,941	$4.16
Granted	283,200	4.79
Vested	(133,422)	4.29
Forfeited	—	—

Non-vested options, March 29, 2011	724,719	$4.38

The aggregate intrinsic value of stock options exercised during the thirteen weeks ended March 29, 2011 was $0.3 million. As of March 29, 2011, there were 51,172 and 711,250 shares reserved for future issuance under the 2003 Stock Option Plan and the 2004 Stock Option Plan for Independent Directors, respectively.

Stock Appreciation Rights Plan Activity

Transactions during the thirteen weeks ended March 29, 2011 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 28, 2010	84,153	$11.39
Granted	10,000	15.88
Exercised	(2,225)	9.11
Forfeited	(2,575)	11.74

Outstanding, March 29, 2011	89,353	$11.94	3.05

Exercisable and vested, March 29, 2011	42,603	$11.46	1.84

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 28, 2010	39,750	$3.55
Granted	10,000	3.93
Vested	(1,500)	3.61
Forfeited	(1,500)	3.70

Non-vested rights March 29, 2011	46,750	$3.62

The aggregate intrinsic value of SARs exercised during the thirteen weeks ended March 29, 2011 was $0. As of March 29, 2011, there were 53,110 shares reserved for future issuance under the SAR plan.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The forfeiture restrictions on 21,259 shares lapsed on January 9, 2010, the first anniversary of the grant and the forfeiture restrictions on 21,259 shares lapsed on January 9, 2011, the second anniversary of the grant. The forfeiture restriction on the remaining 21,258 shares will lapse on the third anniversary of the grant, provided that Mr. O’Neill remains employed by the Company.

9. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income available to common stockholders per share:

	13 weeks ended
	March 30, 2010	March 29, 2011
	(in thousands, except earnings per share and related share information)
Net income	$620	$1,168
Less: Additional redemption on temporary equity	(50)	—

Net income available to common stockholders (a)	$570	$1,168

Basic weighted average shares outstanding (b)	16,467,072	16,678,607
Dilutive effect of stock options and SARs	298,537	302,537

Diluted weighted average shares outstanding (c)	16,765,609	16,981,144

Net income available to common stockholders per share - Basic (a)/(b)	$0.03	$0.07

Net income available to common stockholders per share - Diluted (a)/(c)	$0.03	$0.07

Anti-dilutive stock options and SARs	311,851	236,353

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

10. Income Taxes

Utilization of net operating loss ("NOL") carryforwards reduced the Company’s federal and state income tax liability incurred in 2010 and 2011. The recorded provisions for income tax expense on taxable earnings for the thirteen weeks ended March 30, 2010 and March 29, 2011 total $1.2 million and $0.8 million, respectively.

As of December 28, 2010, NOL carryforwards of $115.7 million were available to be utilized against future taxable income for years through fiscal 2029, subject in part to annual limitations and excluding approximately $12.2 million of NOL carryforwards that will expire prior to utilization. Accordingly, the Company has provided a full valuation allowance of $4.8 million related to this portion of deferred tax assets. The Company’s ability to utilize its NOLs could be further limited if the Company experiences an "ownership change" as defined by Section 382 of the Internal Revenue Code. The occurrence of an additional ownership change would limit the Company’s ability to utilize approximately $100.3 million of NOL carryforwards that are not currently subject to limitation, and could further limit the Company’s ability to utilize its remaining NOL carryforwards and possibly other tax attributes. Approximately $15.4 million of our NOLs are currently subject to limitation.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company remains subject to examination by U.S. federal, state and local tax authorities for tax years 2007 through 2009 and with certain state and local authorities for tax years 2006 through 2009. The Internal Revenue Service is currently in the process of examining the Company’s 2008 federal tax return. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2005 and prior.

11. Commitments and Contingencies

Letters of Credit and Line of Credit

As of March 29, 2011, the Company had $7.1 million in letters of credit outstanding which reduce its availability under the revolving facility. The letters of credit expire on various dates during 2011 and 2012, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of the thirteen weeks ended March 29, 2011, the Company had a balance of $7.7 million on its revolving facility. The availability under the revolving facility was $35.2 million as of March 29, 2011.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

12. Dividend

The Company’s Board of Directors declared the following cash dividend payable in 2011 which was included in accrued expenses and other current liabilities on the Consolidated Balance Sheets as of December 28, 2010 and March 29, 2011:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 20, 2010	March 1, 2011	$0.125	$2,083	April 15, 2011

13. Subsequent Events

Subsequent to March 29, 2011, on April 7, 2011, the Company purchased one franchised restaurant from a franchisee for approximately $0.6 million. Further, the Company anticipates closing on the sale of two company-owned restaurants to a franchisee for approximately $0.8 million. This sale is expected to close in the second quarter of 2011. The Company also received insurance proceeds reimbursement on April 15, 2011 related to the Severna Park, Maryland restaurant destroyed by fire in the third quarter of 2010 of approximately $0.7 million. Further, on May 3, 2011, the Company’s Board of Directors declared a cash dividend payable July 15, 2011 to shareholders of record on June 1, 2011. There were no other material subsequent events that have occurred since March 29, 2011 that required recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and periodically in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made by Company representatives. In addition, our definitions of non-GAAP disclosures may differ from how others in our industry may define them. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated there under, and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 28, 2010 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the fiscal year ended December 28, 2010. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The first quarters in fiscal years 2010 and 2011 ended on March 30, 2010 and March 29, 2011, respectively, and each contained thirteen weeks. Our current fiscal year ends on January 3, 2012 and consists of 53 weeks.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, the Company has provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation, amortization, adjustment for Series Z modification, restructuring expenses and other operating expenses (“adjusted EBITDA”) and free cash flow, or net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. In addition, the Company’s Board of Directors uses this non-GAAP financial information to evaluate the performance of the Company and the management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. The Company has reconciled the non-GAAP financial information on pages 18 and 21 in this Form 10-Q to the nearest GAAP measure.

We include in this report information on system-wide comparable store sales percentages. In fiscal 2011, we modified the method by which we determine restaurants included in our comparable store sales percentages to include those restaurants in operation for a full six fiscal quarters, which we refer to as our base store restaurants. Previously, comparable store sales percentages were based on restaurants that had been in operation for thirteen months. This methodology modification did not have a material impact on previously reported amounts. Comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. System-wide sales include sales at all restaurants, whether operated by the Company, franchisees or licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude closed locations.

We use company-owned comparable store sales, franchise and license sales and the resulting system-wide sales information internally in connection with restaurant development decisions, planning, and budgeting analyses. We believe comparable store sales information is useful in assessing consumer acceptance of our brands; facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income; helps us appreciate the effectiveness of our advertising and marketing initiatives; and provides information that is relevant for comparison within the industry.

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

Overview

In evaluating and assessing our financial performance for the first quarter of 2011, we considered the following key factors:

•

Comparable store sales—During the first quarter of 2011, system-wide comparable store sales were -0.8% due primarily to the negative impact of traffic with 173 days of closures including 96 days of partial closures, at our restaurants in first quarter 2011 due to severe weather. In the first quarter of 2010, we had substantially less days of restaurant closure with 41 days of full closures. Our geographic footprint was particularly subject to the severe weather which resulted in approximately 0.4% decline in comparable store sales for the quarter, excluding the impact of the partial closures. Georgia, Missouri, Colorado and Texas were the top four states where our restaurants were largely affected.

•

Unit development—As of March 29, 2011, we owned/operated, franchised, and licensed 733 restaurants. Our current base of company-owned restaurants includes 359 Einstein Bros., 72 Noah’s, and one Manhattan Bagel. Also, we franchise 72 Manhattan Bagel and 21 Einstein Bros. restaurants, and have increased our licensed restaurant base to 208 Einstein Bros. restaurants. We include in our restaurant count our locations that are temporarily closed due to upgrades, remodeling and relocation.

•

Revenues—During the first quarter of 2011, we generated $101.2 million in total revenue, an increase of 0.4% over the first quarter of 2010. Franchise and license related revenues grew 14.8% to $2.5 million primarily due to 40 additional restaurants since first quarter of 2010. Manufacturing and commissary revenues increased 12.6% over 2010 as sales to third party resellers increased in the first quarter of 2011.

•

Impact of deleveraging our balance sheet—The impacts of refinancing our debt as well as the expiration of our interest rate swap and the full redemption of our Series Z mandatorily redeemable preferred stock on our interest expense is apparent through the decline in interest expense by 48.0% to $0.9 million in 2011 from $1.8 million in 2010.

Outlook for 2011

We remain focused on a strong line-up of new products that are expected to drive sales, build customer loyalty and expand on our healthy innovation and fresh baked goodness. We are pleased with the success of our bagel thin sandwich line-up, which we plan to continue to promote through the year, and we also intend to rollout new sandwich offerings, like our current Sourdough Premium sandwich line-up currently in stores. Our new coffee program rollout is now in approximately 70 of our company-owned restaurants, with expectations to continue to rollout the program across the country.

For 2011, we plan to concentrate primarily on the breakfast and lunch dayparts, with emphasis in innovation. We have a strong line-up of new product offerings that will be introduced throughout the year to drive new traffic and repeat visits, and we will continue with our successful mail drop coupons as a means of prompting trial and repeat purchases for both new and loyal customers. During the first quarter of 2011, we launched our new bagel thin melts and bagel thin egg white breakfast paninis and continued to see favorable results from the rollout of our new coffee program. We also plan to continue with our media billboard advertising in select markets.

We intend to continue to expand our company-owned restaurants in 2011 with the addition of 10 to 14 new units. These new units will be focused primarily in our more developed markets. During the thirteen weeks ended March 29, 2011, we opened one company-owned restaurant. We have relocated one restaurant and we expect to relocate 10 to 14 restaurants in 2011.

We have a robust pipeline of existing franchise development agreements and new license locations. We plan to open 20 to 26 franchise locations and 45 to 50 license restaurants in 2011. Our license restaurants will open primarily in colleges and universities, hospitals, and airports. During the thirteen weeks ended March 29, 2011 we opened two franchise restaurants and one license restaurant. We closed three license restaurants and closed one franchise location during the thirteen weeks ended March 29, 2011.

Results of Operations for the 13 Weeks Ended March 30, 2010 and March 29, 2011

Financial Highlights

•

Revenues increased $0.4 million or 0.4% in the first quarter of 2011 from the first quarter of 2010 driven by a strong increase in franchise and license revenue of 14.8% and a strong increase in manufacturing revenue of 12.6%.

•	Net income increased to $1.2 million in the first quarter of 2011 compared to $0.6 million in the first quarter of 2010.

•	Diluted EPS increased to $0.07 in the first quarter of 2011 compared to $0.03 in the first quarter of 2010.

Consolidated Results

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	March 30, 2010	March 29, 2011	2011 vs. 2010	March 30, 2010	March 29, 2011
Revenues	$100,812	$101,245	0.4%
Cost of sales	81,997	83,399	1.7%	81.3%	82.4%
Operating expenses	14,357	14,957	4.2%	14.2%	14.8%

Income from operations	4,458	2,889	(35.2%)	4.4%	2.9%
Interest expense, net	1,751	910	(48.0%)	1.7%	0.9%
Adjustment for Series Z modification*	929	—	(100.0%)	0.9%	0.0%

Income before income taxes	1,778	1,979	11.3%	1.8%	2.0%
Total provision for income taxes	1,158	811	(30.0%)	1.1%	0.8%

Net income	$620	$1,168	88.4%	0.6%	1.2%
Adjustments to net income:
Interest expense, net	1,751	910	(48.0%)
Provision for income taxes	1,158	811	(30.0%)
Depreciation and amortization	4,266	4,540	6.4%
Series Z modification	929	—	(100.0%)
Restructuring expenses	—	213	* *
Other operating expenses	19	113	* *

Adjusted EBITDA	$8,743	$7,755	(11.3%)	8.7%	7.7%

*	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders' equity and recorded a discount within interest expense.

**	Not meaningful

During the first quarter of 2011, we focused on our new product introductions including bagel thin melts and bagel thin egg white breakfast panini sandwiches, adding new Bagel Poppers to the line-up and continuing with the trial-oriented couponing to increase guest frequency.

System-wide comparable store sales were -0.8% in the first quarter 2011. System-wide transactions and check were -1.6% and 0.8%, respectively, in the first quarter. Our bagel thin sandwich offerings comprised approximately 4.7% of our total mix as of the end of the first quarter 2011. Catering is another area of focus and comprised approximately 6.0% of total revenue in the first quarter increasing 10.0% in the quarter, year over year.

Interest expense, net decreased $0.8 million primarily due to the payment of the final redemption of the Series Z in the fourth quarter of 2010 resulting in lower interest expense in 2011, coupled with more favorable interest rates on our term loan, as well as the expiration of the interest rate swap in the third quarter of 2010.

Company-Owned Restaurant Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	March 30, 2010	March 29, 2011	2011 vs. 2010	March 30, 2010	March 29, 2011

Company-owned restaurant sales	$90,691	$89,799	(1.0%)
Percent of total revenues	90.0%	88.7%

Cost of sales:
Cost of goods sold	$25,706	$26,113	1.6%	28.3%	29.1%
Labor costs	27,780	27,030	(2.7%)	30.6%	30.1%
Other operating costs	8,997	9,114	1.3%	9.9%	10.1%
Marketing costs	2,829	3,302	16.7%	3.1%	3.7%
Rent and related expenses	10,055	10,256	2.0%	11.1%	11.4%

Total company-owned restaurant costs	$75,367	$75,815	0.6%	83.1%	84.4%

Total company-owned restaurant gross profit	$15,324	$13,984	(8.7%)	16.9%	15.6%

Company-owned restaurant sales for the first quarter 2011 decreased 1.0% as compared to the first quarter of 2010. Our company-owned gross profit percentage decreased from 16.9% in the first quarter of 2010 to 15.6% in the first quarter of 2011, primarily due to inflationary pressures in our product costs partially offset by a pricing increase of 0.8%. We expect to take an additional price increase of approximately 1.5%. Inflation as a percentage of costs of goods sold for the first quarter of 2011 was approximately 2.0% and we anticipate commodity inflation to be 2.0% to 3.0% for the remainder of the year. Further, we saw a product mix shift which decreased our gross profit margin by 80 basis points over the first quarter of 2010. We continued our investment in marketing initiatives which were partially offset by labor savings initiatives and a decrease in health care benefit costs due to decreased claims.

Compared to 2010, most of our commodity-based food costs have increased in 2011. We have locked in 100% of our wheat requirements for the second quarter of 2011. Beyond the second quarter of 2011, we have secured protection for approximately 45% of our wheat needs for the third quarter. All coffee requirements are locked in for 2011. We have implemented a cross functional cost team to find innovative ways to efficiently save $3.0 million in annualized incremental savings without impacting the customer experience.

Our investment in marketing initiatives rose to $3.3 million, up from $2.8 million in the first quarter of 2010 due to investments in our outdoor media and pricing tests along with continued couponing.

Manufacturing and Commissary Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	March 30, 2010	March 29, 2011	2011 vs. 2010	March 30, 2010	March 29, 2011
Manufacturing and commissary revenues	$7,971	$8,977	12.6%
Percent of total revenues	7.9%	8.9%

Manufacturing and commissary costs	$6,630	$7,584	14.4%	83.2%	84.5%

Total manufacturing and commissary gross profit	$1,341	$1,393	3.9%	16.8%	15.5%

Manufacturing and commissary revenues for the first quarter were up 12.6% driven mainly by higher sales to third party customers from our manufacturing facility. Manufacturing gross profit increased slightly in the first quarter 2011 as a result of higher sales volumes as well as a price increase with external customers in March 2011. Gross profit as a percentage of revenue decreased to 15.5% from 16.8% due to increases in commodity costs, only partially offset by the price increases put in effect in March 2011.

Franchise and License Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)
	March 30, 2010	March 29, 2011	2011 vs. 2010
Franchise and license related revenues	$2,150	$2,469	14.8%
Percent of total revenues	2.1%	2.4%
Number of franchise and license restaurants	261	301

Overall, franchise and license revenue improved by $0.3 million, or 14.8%, in the first quarter of 2011 compared to the same quarter in 2010. This increase was driven by net restaurant expansion of 40 restaurants. This expansion included a net increase of 26 licensed restaurants and a net increase of 13 franchised restaurants and one restaurant which was a company-owned restaurant that was sold to a franchisee.

Corporate

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	March 30, 2010	March 29, 2011	2011 vs. 2010	March 30, 2010	March 29, 2011
General and administrative expenses	$10,072	$10,091	0.2%	10.0%	10.0%
Depreciation and amortization	4,266	4,540	6.4%	4.2%	4.5%
Restructuring expenses	—	213	* *	0.0%	0.2%
Other operating expenses	19	113	* *	0.0%	0.1%

Total operating expenses	$14,357	$14,957	4.2%	14.2%	14.8%
Interest expense, net	1,751	910	(48.0%)	1.7%	0.9%
Adjustment for Series Z modification	929	—	(100.0%)	0.9%	0.0%
Provision for income taxes	1,158	811	(30.0%)	1.1%	0.8%

**	Not meaningful

Our total general and administrative expenses remained relatively flat overall in the first quarter 2011 compared to 2010. We incurred expenses related to the restatement of our financial statements of approximately $0.1 million, senior management recruiting and relocation expenses of approximately $0.2 million, and an increase in travel and legal expenses. These increases were offset by a decline in general and administrative expenses primarily related to lower variable incentive compensation expense.

We also incurred a one-time expense resulting from the 2010 restructuring plan related to the hiring of our new Executive Vice President of Franchise and Restaurant Development.

Depreciation and amortization expenses increased $0.3 million for the first quarter 2011, when compared to 2010. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the first quarter of 2010. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2011 will be in the range of approximately $19.0 million to $21.0 million.

Other operating expenses increased $0.1 million for the first quarter 2011, primarily due to the retirement of older fixed assets that were disposed related to the rollout of our new coffee equipment.

We currently estimate our 2011 annual effective tax rate to be 41.0%, which compares to a 2010 annual effective tax rate of 48.3%. This decrease relates to the elimination of several non-deductible items in 2010, including the $0.9 million loss on the modification of the Series Z, the additional redemption expense on the Series Z and the remaining deferred tax associated with our interest rate swap which expired in 2010.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient cash flow to fund operations, capital expenditures, and required debt and interest payments. Our investment in inventory is minimal because our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

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

	13 weeks ended
	March 30, 2010	March 29, 2011

	(dollars in thousands)
Net cash provided by operating activities	$12,159	$7,758
Net cash used in investing activities	(4,540)	(3,879)

Free cash flow	7,619	3,879
Net cash used in financing activities	(6,738)	(4,856)

Net increase (decrease) in cash and cash equivalents	881	(977)
Cash and cash equivalents, beginning of period	9,885	11,768

Cash and cash equivalents, end of period	$10,766	$10,791

Working Capital

Our working capital was $5.6 million and $2.7 million as of December 28, 2010 and March 29, 2011, respectively. This $2.9 million decline was due primarily to the decline of $3.7 million in free cash flow, or net cash provided by operating activities less net cash used in investing activities as well as $1.9 million for the current portion of long-term debt due to five quarterly payments versus four quarterly payments. The decline in free cash flow was driven largely by accounts receivable, prepaid expenses and accounts payable and accrued expenses. The increase in accounts receivable was the result of increased franchise and license billings related to purchases from our commissaries. Prepaid expenses increased due to an increase in prepaid marketing and prepaid software licenses. Accounts payable increased due to the purchases of new coffee equipment for our new coffee program and an increase in marketing spend. Accrued expenses increased due to the timing of payroll as well as an increase in workers’ compensation expense. Other elements of working capital fluctuated in the normal course of business. As of March 29, 2011, we had unrestricted cash of $10.8 million, a decrease of $1.0 million from December 28, 2010.

	December 28, 2010	March 29, 2011	Change

Current assets:
Cash and cash equivalents	$11,768	$10,791	$(977)
Restricted cash	709	688	(21)
Accounts receivable	5,841	7,361	1,520
Inventories	5,585	5,324	(261)
Current deferred income tax assets, net	11,149	10,985	(164)
Prepaid expenses	5,955	7,595	1,640
Other current assets	72	71	(1)

Total current assets	41,079	42,815	1,736
Current liabilities:
Accounts payable	$7,445	$8,249	$804
Accrued expenses and other current liabilities	20,471	22,432	1,961
Current portion of long-term debt	7,500	9,375	1,875
Current portion of obligations under capital leases	17	20	3

Total current liabilities	35,433	40,076	4,643
Working capital surplus	$5,646	$2,739	$(2,907)

Covenants

We are subject to a number of customary covenants under our term loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of March 29, 2011, we were in compliance with all debt covenants.

Capital Expenditures

During the thirteen weeks ended March 29, 2011, we used approximately $3.9 million of cash to pay for additional property and equipment that included the following:

•	$2.2 million for new restaurants and upgrades of existing restaurants, including the installation of new coffee equipment, exterior signs and new menu boards;

•	$1.5 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$0.2 million for information technology and corporate infrastructure.

The majority of our capital expenditures have been and will continue to be for upgrades in our current restaurants, including the installation of new coffee equipment in our restaurants and new exterior signs, and for the new company-owned restaurants that we intend to open.

Off-Balance Sheet Arrangements

Other than our revolving facility and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

For the thirteen weeks ended March 29, 2011, there were no material changes outside the ordinary course of business to our contractual obligations.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of our 2010 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2011. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 29, 2011, we implemented changes to our internal control over financial reporting process as it relates to income taxes. These changes were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and have materially affected our internal controls over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

In February 2011, during the course of making our annual assessment of the effectiveness of internal control over financial reporting, we identified a material weakness as of December 28, 2010 related to accounting for income taxes. Subsequent to that finding, we have designed and implemented additional monitoring and oversight controls over the income tax accounting process and improved the control documentation for income taxes to ensure conformity with generally accepted accounting principles. These additional procedures include a redesign of the quarterly tax accounting documentation to facilitate:

•	the review of the resulting estimate of the annual effective income tax rate,

•	the quarterly income tax provision,

•	the identification of any discrete items that could impact our deferred tax assets and deferred tax liabilities, and

•	additional monitoring, review and oversight controls over the income tax accounting process.

We determined that the actions and evaluation described above resulted in improvements in our controls that strengthened our internal control over financial reporting and has addressed the related material weakness that we originally identified as of December 28, 2010. The evaluation of internal controls over financial reporting included a review of the documentation of the income tax controls, testing the operating effectiveness of the income tax controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting, including the income tax controls was effective as of March 29, 2011.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period.

As of March 29, 2011, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 4.	(Removed and Reserved)

Not applicable

Item 6.	Exhibits

10.1	Daniel J. Dominguez Retirement Agreement dated February 28, 2011

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: May 5, 2011	By: /s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: May 5, 2011	By: /s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Financial Officer