Form 10-Q
period 2011-06-28
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2011-08-05
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2011

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

As of August 1, 2011, there were 16,785,674 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 28, 2010	June 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,768	$9,960
Restricted cash	709	846
Accounts receivable	5,841	6,534
Inventories	5,585	5,586
Current deferred income tax assets, net	11,149	10,614
Prepaid expenses	5,955	6,569
Other current assets	72	73

Total current assets	41,079	40,182
Property, plant and equipment, net	56,663	54,040
Trademarks and other intangibles, net	63,831	63,831
Goodwill	4,981	5,371
Long-term deferred income tax assets, net	34,554	32,688
Debt issuance costs and other assets, net	3,959	3,742

Total assets	$205,067	$199,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,445	$7,939
Accrued expenses and other current liabilities	20,471	20,906
Current portion of long-term debt	7,500	9,375
Current portion of obligations under capital leases	17	17

Total current liabilities	35,433	38,237
Long-term debt	80,200	68,450
Long-term obligations under capital leases	13	19
Other liabilities	12,035	11,882
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	127,681	118,588

Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,655,474 and 16,778,346 shares issued and outstanding	17	17
Additional paid-in capital	270,171	271,970
Accumulated other comprehensive loss	—	(71)
Accumulated deficit	(192,802)	(190,650)

Total stockholders’ equity	77,386	81,266

Total liabilities and stockholders’ equity	$205,067	$199,854

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended		26 weeks ended
	June 29,	June 28,	June 29,	June 28,
	2010	2011	2010	2011
Revenues:
Company-owned restaurant sales	$94,237	$93,613	$184,928	$183,412
Manufacturing and commissary revenues	7,256	7,797	15,227	16,774
Franchise and license related revenues	1,980	2,267	4,130	4,736

Total revenues	103,473	103,677	204,285	204,922
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,843	28,164	52,549	54,278
Labor costs	27,423	27,156	55,203	54,186
Other operating costs	9,456	10,226	18,453	19,341
Marketing costs	3,063	2,924	5,884	6,226
Rent and related expenses	9,975	10,023	20,038	20,278

Total company-owned restaurant costs	76,760	78,493	152,127	154,309
Manufacturing and commissary costs	6,031	6,865	12,661	14,449
General and administrative expenses	8,985	8,615	19,057	18,705
Depreciation and amortization	4,480	4,607	8,746	9,147
Restructuring expenses	—	—	—	213
Other operating expenses (income)	51	(936)	70	(823)

Total costs and expenses	96,307	97,644	192,661	196,000

Income from operations	7,166	6,033	11,624	8,922
Interest expense, net	1,435	823	3,186	1,733
Adjustment for Series Z modification	—	—	929	—

Income before income taxes	5,731	5,210	7,509	7,189
Provision for income taxes	2,483	2,130	3,641	2,941

Net income	$3,248	$3,080	$3,868	$4,248

Net income	$3,248	$3,080	$3,868	$4,248
Less: Additional redemption on temporary equity	(191)	—	(241)	—
Add: Accretion of premium on Series Z preferred stock	499	—	499	—

Net income available to common stockholders	$3,556	$3,080	$4,126	$4,248

Net income available to common stockholders per share:
Basic	$0.22	$0.18	$0.25	$0.26

Diluted	$0.21	$0.18	$0.25	$0.25

Cash dividend declared per common share	$—	$0.125	$—	$0.125

Weighted average number of common shares outstanding:
Basic	16,496,118	16,725,827	16,481,595	16,555,617

Diluted	16,813,355	17,004,316	16,788,850	16,847,493

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 weeks ended
	June 29,	June 28,
	2010	2011
OPERATING ACTIVITIES:
Net income	$3,868	$4,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,746	9,147
Deferred income tax expense	3,551	2,401
Stock-based compensation expense	842	961
Loss (gain) on disposal of assets	71	(855)
Adjustment for Series Z modification	929	—
Provision for losses on accounts receivable	97	54
Amortization of debt issuance and debt discount costs	293	253
Changes in operating assets and liabilities:
Restricted cash	62	(137)
Accounts receivable	1,110	(747)
Accounts payable and accrued expenses	1,194	2,001
Other assets and liabilities	96	(876)

Net cash provided by operating activities	20,859	16,450
INVESTING ACTIVITIES:
Purchase of property and equipment	(8,511)	(7,890)
Proceeds from the sale of property, plant and equipment	2	1,153
Acquisition of restaurant assets	—	(390)

Net cash used in investing activities	(8,509)	(7,127)
FINANCING ACTIVITIES:
Proceeds from line of credit	11,000	—
Repayments on line of credit	—	(8,000)
Payments under capital lease obligations	(11)	(11)
Repayments under the term loan	(4,784)	—
Repayments under the credit facility	—	(1,875)
Redemptions under mandatorily redeemable Series Z Preferred Stock	(19,234)	—
Additional redemption payments on Series Z Preferred Stock	(242)	—
Dividend paid	—	(2,083)
Proceeds upon stock option exercises	399	838

Net cash used in financing activities	(12,872)	(11,131)
Net decrease in cash and cash equivalents	(522)	(1,808)
Cash and cash equivalents, beginning of period	9,885	11,768

Cash and cash equivalents, end of period	$9,363	$9,960

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

As of June 28, 2011, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Supplemental Cash Flow Information

	26 weeks ended
	June 29, 2010	June 28, 2011
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and credit facility	$1,856	$899
Series Z	986	—
Other	172	287
Income taxes	$106	$299
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$—	$17
Change in accrued expenses for purchases of property and equipment	$(247)	$(1,085)

4.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 28, 2010	June 28, 2011
	(in thousands)
Finished goods	$4,205	$4,189
Raw materials	1,380	1,397

Total inventories	$5,585	$5,586

5.	Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel and certain Einstein Bros. restaurants. As of June 28, 2011, intangible assets of $63.8 million were not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks.

The Company performed an impairment analysis of the goodwill and indefinite lived intangible assets related to the Einstein Bros., Noah’s and Manhattan Bagel brands as of December 28, 2010 and there was no indication of impairment. During the thirteen weeks ended June 28, 2011, there were no events or changes in circumstances that indicated that the goodwill or intangible assets might be impaired or may not be recoverable.

On April 7, 2011, the Company acquired the assets of an Einstein Bros. restaurant from one of its franchisees for approximately $0.6 million. The Company recorded the assets at their fair value of $0.2 million and recorded goodwill of approximately $0.4 million.

6.	Long-Term Debt

The Company’s debt is composed of a credit facility with a term loan that has a principal amount of $75.0 million and a $50.0 million revolving facility. The term loan had an outstanding balance of $75.0 million and $73.1 million as of December 28, 2010 and June 28, 2011, respectively, and the revolving facility had a balance of $12.7 million and $4.7 million as of December 28, 2010 and June 28, 2011, respectively. The revolving facility and the term loan are scheduled to mature in 2015. As of December 28, 2010 and June 28, 2011, the Company’s total long-term debt had a fair value of $87.7 million and $77.9 million, respectively. The fair value of the Company’s debt was estimated based on the current rates found in the marketplace for debt with the same remaining maturities. The Company may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

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

As of June 28, 2011, the weighted average interest rate under the credit facility was 3.0%. The revolving facility and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 28, 2010 and June 28, 2011, the Company was in compliance with all financial and operating covenants.

The Company makes calendar quarterly payments on the term loan ranging in value between $1,875,000 and $2,812,500 over the term of the credit facility, which commenced on March 31, 2011, and continuing thereafter on the last day of each calendar quarter, with any remaining amounts due and payable upon maturity. As of the end of the second quarter 2011, the Company has five payments due by the end of the second quarter of 2012.

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

The fair value measurement of the interest rate caps was performed using significant other observable inputs (level 2) to calculate an asset of approximately $12,000 as of June 28, 2011 which was recorded in prepaid expenses on the Company’s consolidated balance sheet. As of June 28, 2011, the change in fair value associated with these caps is recorded in accumulated other comprehensive income within stockholders’ equity.

On May 7, 2008, the Company entered into a two year interest rate swap agreement relating to its term loan, effective August 2008. This agreement expired in August 2010. The Company made payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60 million. In exchange, the Company received interest on $60 million of notional amount at a variable rate. The variable rate interest the Company received was based on the 1-month London InterBank Offered Rate (“LIBOR”). The net effect of the swap was to fix the interest rate on $60 million of its term loan at 3.52% plus an applicable margin.

The fair value measurement of the interest rate swap was performed using significant other observable inputs (level 2). As of June 29, 2010, the change in fair value associated with this cash flow hedging instrument was recorded in accumulated other comprehensive loss within stockholders’ deficit.

Comprehensive income consisted of the following:

	26 weeks ended
	June 29, 2010	June 28, 2011
	(in thousands of dollars)
Net income available to common stockholders	$4,126	$4,248
Unrealized gain on cash flow hedge	939	—
Unrealized loss on interest rate caps	—	(71)

Total comprehensive income	$5,065	$4,177

8.	Stock-Based Compensation

The Company’s stock-based compensation cost for the thirteen weeks ended June 28, 2011 remained unchanged from the thirteen weeks ended June 29, 2010 at approximately $0.5 million, and for the twenty-six weeks ended June 29, 2010 and June 28, 2011 was approximately $0.8 million and $1.0 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		26 weeks ended
	June 29, 2010	June 28, 2011	June 29, 2010	June 28, 2011
Expected life of options and SARs from date of grant	3.25 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.32 - 2.52%	0.94 - 2.51%	1.32 - 2.74%	0.94 - 2.61%
Volatility	43%	42%	42 - 43%	42%
Assumed dividend yield	0%	3%	0%	3%

The Company evaluates and revises the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of June 28, 2011, the Company had approximately $2.0 million of total unrecognized compensation cost related to non-vested awards granted under its stock option and stock appreciation rights plans, which will be recognized over a weighted average period of 1.6 years. As of June 28, 2011, the Company has approximately $22,000 of total unrecognized compensation cost related to the restricted stock grant, which will be recognized over a weighted average period of 0.5 years. As of June 28, 2011, the Company has approximately $1.1 million of total unrecognized compensation cost related to the restricted stock units, which will be recognized over a weighted average period of 1.9 years.

Stock Option Plan Activity

On May 3, 2011, the 2011 Omnibus Incentive Plan became effective after approval by the Board of Directors and the stockholder vote and options were granted under this plan. Upon stockholder approval of the 2011 Omnibus Incentive Plan, the 2004 Stock Option Plan was suspended and no further grants may be made from the 2004 Stock Option Plan. In addition, on May 3, 2011, the Company’s stockholders approved the amendment and restatement of the stock option plan for non-employee members of the Company’s Board of Directors primarily to expand the type of awards under such plan and to change the name of the plan to the Equity Plan for Non-Employee Directors, as amended and restated (the “Director Plan”). Stock option transactions under all plans during the twenty-six weeks ended June 28, 2011 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 28, 2010	985,666	$10.00
Granted	383,200	15.62
Exercised	(120,209)	6.97
Cancelled/Forfeited	(67,332)	14.04

Outstanding, June 28, 2011	1,181,325	$11.90	7.54

Exercisable and vested, June 28, 2011	472,990	$10.45	5.74

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 28, 2010	574,941	$4.16
Granted	383,200	4.80
Vested	(202,483)	4.35
Forfeited	(47,323)	5.03

Non-vested options, June 28, 2011	708,335	$4.39

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended June 28, 2011 was $1.0 million. As of June 28, 2011, there were 711,250 and 899,970 shares reserved for future issuance under the Director Plan and the 2011 Omnibus Incentive Plan, respectively.

Stock Appreciation Rights Plan Activity

Transactions during the twenty-six weeks ended June 28, 2011 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 28, 2010	84,153	$11.39
Granted	17,500	15.73
Exercised	(6,925)	9.33
Forfeited	(5,150)	12.23

Outstanding, June 28, 2011	89,578	$12.35	2.98

Exercisable and vested, June 28, 2011	46,078	$11.45	1.87

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 28, 2010	39,750	$3.55
Granted	17,500	3.85
Vested	(10,750)	3.40
Forfeited	(3,000)	3.70

Non-vested rights June 28, 2011	43,500	$3.70

The aggregate intrinsic value of SARs exercised during the twenty-six weeks ended June 28, 2011 was approximately $40,000. As of June 28, 2011, there were 48,185 shares reserved for future issuance under the SAR plan.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The forfeiture restrictions on 21,259 shares lapsed on January 9, 2010, the first anniversary of the grant and the forfeiture restrictions on 21,259 shares lapsed on January 9, 2011, the second anniversary of the grant. The forfeiture restrictions on the remaining 21,258 shares will lapse on the third anniversary of the grant, provided that Mr. O’Neill remains employed by the Company.

Restricted Stock Units

Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In the second quarter, the 2011 Omnibus Incentive Plan issued restricted stock units (“RSUs”) for eligible employees as a type of long-term equity-based award. The RSU’s have a three year life and one-third becomes unrestricted each year on the anniversary of the grant date. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of the Company’s common stock. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock. On May 3, 2011, the 2011 Omnibus Incentive Plan became effective after approval by the Board of Directors and the stockholder vote and 77,900 restricted stock units were granted. Transactions during the twenty-six weeks ended June 28, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, December 28, 2010	—	$—
Granted	77,900	15.52
Vested	—	—
Forfeited	(1,200)	15.52

Non-vested rights June 28, 2011	76,700	$15.52	$1,156,636

9.	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income available to common stockholders per share:

	13 weeks ended		26 weeks ended
	June 29,	June 28,	June 29,	June 28,
	2010	2011	2010	2011
	(in thousands, except earnings per share and related share information)		(in thousands, except earnings per share and related share information)

Net income	$3,248	$3,080	$3,868	$4,248
Less: Additional redemption on temporary equity	(191)	—	(241)	—
Add: Accretion of premium on Series Z preferred stock	499	—	499	—

Net income available to common stockholders (a)	$3,556	$3,080	$4,126	$4,248

Basic weighted average shares outstanding (b)	16,496,118	16,725,827	16,481,595	16,555,617
Dilutive effect of stock options and SARs	317,237	278,489	307,255	291,876

Diluted weighted average shares outstanding (c)	16,813,355	17,004,316	16,788,850	16,847,493

Net income available to common stockholders per share -Basic (a)/(b)	$0.22	$0.18	$0.25	$0.26

Net income available to common stockholders per share -Diluted (a)/(c)	$0.21	$0.18	$0.25	$0.25

Anti-dilutive stock options and SARs	205,382	440,070	198,603	333,902

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

Utilization of net operating loss (“NOL”) carryforwards reduced the Company’s federal and state income tax liability incurred in 2010 and 2011. The Company has recorded provisions for income tax expense on taxable earnings for the thirteen weeks ended June 29, 2010 and June 28, 2011 of $2.5 million and $2.1 million respectively, and for the twenty-six weeks ended June 29, 2010 and June 28, 2011 of $3.6 million and $2.9 million, respectively.

As of December 28, 2010, NOL carryforwards of $115.7 million were available to be utilized against future taxable income for years through fiscal 2029, subject in part to annual limitations and excluding approximately $12.2 million of NOL carryforwards that will expire prior to utilization. Accordingly, the Company has provided a full valuation allowance of $4.8 million related to this portion of deferred tax assets. The Company’s ability to utilize its NOLs could be further limited if the Company experiences an “ownership change” as defined by Section 382 of the Internal Revenue Code. The occurrence of an additional ownership change would limit the Company’s ability to utilize approximately $100.3 million of NOL carryforwards that are not currently subject to limitation, and could further limit the Company’s ability to utilize its remaining NOL carryforwards and possibly other tax attributes. Approximately $15.4 million of the Company’s NOLs are currently subject to limitation.

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

Letters of Credit and Line of Credit

As of June 28, 2011, the Company had $7.1 million in letters of credit outstanding which reduce its availability under the revolving facility. The letters of credit expire on various dates during 2011 and 2012, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of June 28, 2011, the Company had a balance of $4.7 million on its revolving facility. The availability under the revolving facility was $38.2 million as of June 28, 2011.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

12.	Dividend

The Company’s Board of Directors declared the following cash dividends payable in 2011 which were included in accrued expenses and other current liabilities on the Consolidated Balance Sheets:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 20, 2010	March 1, 2011	$0.125	$2,083	April 15, 2011
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011

13.	Subsequent Events

On August 2, 2011, the Company’s Board of Directors declared a cash dividend payable October 15, 2011 to shareholders of record on September 1, 2011. There were no other material subsequent events that have occurred since June 28, 2011 that required recognition or disclosure in these financial statements.

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

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The second quarters in fiscal years 2010 and 2011 ended on June 29, 2010 and June 28, 2011, respectively, and each quarter contained thirteen weeks and each year to date period contained twenty-six weeks. Our current fiscal year ends on January 3, 2012 and consists of 53 weeks.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, the Company has provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation, amortization, adjustment for Series Z modification, restructuring expenses and other operating expenses/income (“adjusted EBITDA”) and free cash flow, or net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. In addition, the Company’s Board of Directors uses this non-GAAP financial information to evaluate the performance of the Company and the management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. The Company has reconciled the non-GAAP financial information on pages 18 and 22 in this Form 10-Q to the nearest GAAP measure.

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

Overview

In evaluating and assessing our financial performance for the second quarter of 2011, we considered the following key factors:

•

Comparable store sales – We saw a sequential improvement in system-wide and company-owned comparable store sales and comparable average check during the second quarter of 2011. System-wide comparable store sales improved from -0.8% in the first quarter 2011 to +0.2% in the second quarter of 2011. The second quarter of 2011 began to overlap the very successful launch of our bagel thin sandwiches in the second quarter of 2010. Our company-owned comparable store sales improved from -1.4% in the first quarter 2011 to -0.3% in the second quarter 2011.

•

Store margins – We continued to see inflationary pressures across our food costs. As a percent of company-owned restaurant sales, cost of goods sold increased to 30.1% from 28.5%. Although we increased our menu prices in both the first and second quarters of 2011, we saw gross profit decrease to 16.2% from 18.5%. We continue to manage labor costs well and have several cost-saving programs that will have favorable impacts on the balance of the year.

•

Manufacturing and commissary revenues and margins – Revenues for this segment increased 10.2% year to date from 2010. Margins in our manufacturing and commissary segment declined as a result of inflationary pressures in our prime commodity costs. Margins in the second quarter declined to 12.0% from 16.9% primarily due to higher commodity costs and a shift in sales volume to lower margin products to export customers.

•

Unit development – As of June 28, 2011, we owned/operated, franchised, and licensed 736 restaurants. Our current base of company-owned restaurants includes 359 Einstein Bros., 72 Noah’s, and one Manhattan Bagel. Also, we franchise 70 Manhattan Bagel and 23 Einstein Bros. restaurants, and have increased our licensed restaurant base to 211 Einstein Bros. restaurants. We include in our restaurant count our locations that are temporarily closed due to upgrades, remodeling and relocation. We have opened 11 units this year which includes a franchise store we repurchased in April of 2011. We plan to open an additional 75 to 90 units in 2011.

•

Net cash provided by operating and investing activities – We generated $16.5 million of cash from operations through the second quarter of 2011 compared to $20.9 million in 2010. Our investments in new restaurants and various upgrades for our existing restaurants as well as at our manufacturing operations decreased by $0.6 million from $8.5 million to $7.9 million.

•

Impact of deleveraging our balance sheet – In 2011 we are realizing the impacts of the efforts that were made during the second half of 2010 to decrease our overall debt balance. The refinancing of our debt combined with the expiration of our interest rate swap, and the full redemption of our Series Z mandatorily redeemable preferred stock lowered our average debt balance from $105.5 million to $82.8 million in the first six months of 2010 compared to 2011, respectively. These efforts also decreased our weighted average interest rates on our overall debt in 2010 and 2011 from 4.6% to 3.0%, respectively.

Outlook for the remainder of 2011

We remain focused on a strong line-up of new products through the balance of the year which are designed to drive sales, build customer loyalty and expand on our healthy innovation. We are pleased with the success of our bagel thin sandwich line-up, which we plan to continue to promote through the year, and we also intend to rollout new sandwich offerings. Our new coffee program rollout is now in over 100 of our company-owned restaurants and based on our results to date, we plan to rollout across the system through the balance of the year.

We continue to build on catering sales sequentially and on a year over year basis and remain focused on the balance of our new premium sandwiches, such as our new triple club, along with our popular lower calorie bagel thin sandwiches.

We continue to be focused on increasing our Einstein Bros. national brand and plan to open between 75 and 90 total units for the year of which, we plan to open 30 in the third quarter of 2011. Our growth will continue to be franchise first focused and we plan to evolve our franchise base from small multi-unit operators to large multi-unit operators.

For the remainder of 2011, we plan to continue to concentrate primarily on the breakfast and lunch dayparts, with emphasis in innovation. We have a strong line-up of new product offerings that will be introduced throughout the year to drive new traffic and repeat visits, and we will continue with our successful mail drop coupons as a means of prompting trial and repeat purchases for both new and loyal customers. During the second quarter of 2011, we launched our new bagel thin melts and bagel thin egg white breakfast paninis and continued to see favorable results from the rollout of our new coffee program. We also plan to continue with our media billboard advertising in select markets.

We intend to continue to expand our company-owned restaurants in 2011 with the addition of 10 to 14 new units. These new units will be focused primarily in our more developed markets. During the twenty-six weeks ended June 28, 2011, we opened three company-owned restaurants. We have relocated one restaurant and we expect to relocate three to five restaurants in 2011.

We have a strong pipeline of existing franchise development agreements and new license locations. We anticipate signing two new large multi-unit development agreements in the third quarter 2011. We plan to add 20 to 26 franchise locations and 45 to 50 license restaurants in 2011. Our license restaurants will be primarily in colleges and universities, hospitals, and airports. During the twenty-six weeks ended June 28, 2011 we opened three franchise restaurants and five license restaurants. We closed four franchise restaurants and four license locations during the twenty-six weeks ended June 28, 2011.

Results of Operations for the Quarter and Year to Date Periods Ended June 29, 2010 and June 28, 2011

Financial Highlights for the Second Quarter 2011 as Compared to the Second Quarter 2010

•	Revenues increased $0.2 million or 0.2% driven by a strong increase in franchise and license revenue of 14.5% and a strong increase in manufacturing revenue of 7.5%.

•	Net income available to common stockholders decreased from $3.6 million to $3.1 million with a diluted earnings per share of $0.18 compared to $0.21.

Consolidated Results

	13 weeks ended			26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	June 29, 2010	June 28, 2011	2011 vs. 2010	June 29, 2010	June 28, 2011	2011 vs. 2010
Revenues	$103,473	$103,677	0.2%	$204,285	$204,922	0.3%
Cost of sales	82,791	85,358	3.1%	164,788	168,758	2.4%
Operating expenses	13,516	12,286	(9.1%)	27,873	27,242	(2.3%)

Income from operations	7,166	6,033	(15.8%)	11,624	8,922	(23.2%)
Interest expense, net	1,435	823	(42.6%)	3,186	1,733	(45.6%)
Adjustment for Series Z modification*	—	—	0.0%	929	—	(100.0%)

Income before income taxes	5,731	5,210	(9.1%)	7,509	7,189	(4.3%)
Total provision for income taxes	2,483	2,130	(14.2%)	3,641	2,941	(19.2%)

Net income	$3,248	$3,080	(5.2%)	$3,868	$4,248	9.8%
Adjustments to net income:
Interest expense, net	1,435	823	(42.6%)	3,186	1,733	(45.6%)
Provision for income taxes	2,483	2,130	(14.2%)	3,641	2,941	(19.2%)
Depreciation and amortization	4,480	4,607	2.8%	8,746	9,147	4.6%
Series Z modification	—	—	0.0%	929	—	(100.0%)
Restructuring expenses	—	—	* *	—	213	* *
Other operating expenses (income)	51	(936)	* *	70	(823)	* *

Adjusted EBITDA	$11,697	$9,704	(17.0%)	$20,440	$17,459	(14.6%)

*	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders’ equity and recorded a discount within interest expense.
**	Not meaningful

During the second quarter of 2011, we focused on our new product introductions including two new sourdough lunch sandwiches, a new chicken sausage and mushroom bagel thin sandwich, and a new frozen blueberry lemonade beverage. We expanded on our bagel poppers to include blueberry muffin poppers and chocolate chunk cookie bites. We also rolled out a new happy hour promotion from 2pm to close which includes a free sweet with any drink purchase. This promotion was supported by radio DJ traffic reads in markets supporting 124 stores. We continued with the trial-oriented couponing to increase guest frequency. We rolled out new pricing nationally based on favorable results of our pricing test.

System-wide comparable store sales were +0.2% and -0.3% in the second quarter and year to date 2011, respectively. System-wide transactions and average check were -2.7% and +2.9%, respectively, in the second quarter and were -2.2% and +1.9%, respectively, year to date 2011. The decrease in transactions reflects our shift from free bagel Fridays/Tuesdays to our new value combo promotions.

Year to date, interest expense, net decreased $1.5 million primarily due to realizing the impacts of the efforts that were made during the second half of 2010 where we decreased our overall debt balance. The refinancing of our debt combined with the expiration of our interest rate swap, and the full redemption of our Series Z mandatorily redeemable preferred stock lowered our average debt balance from $105.5 million to $82.8 million in the first six months of 2010 compared to 2011, respectively. These efforts also decreased our weighted average interest rates on our overall debt in 2010 and 2011 from 4.6% to 3.0%, respectively.

Company-Owned Restaurant Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	June 29, 2010	June 28, 2011	2011 vs. 2010	June 29, 2010	June 28, 2011
Company-owned restaurant sales	$94,237	$93,613	(0.7%)
Percent of total revenues	91.1%	90.3%
Cost of sales:
Cost of goods sold	$26,843	$28,164	4.9%	28.5%	30.1%
Labor costs	27,423	27,156	(1.0%)	29.1%	29.0%
Other operating costs	9,456	10,226	8.1%	10.0%	10.9%
Marketing costs	3,063	2,924	(4.5%)	3.3%	3.1%
Rent and related expenses	9,975	10,023	0.5%	10.6%	10.7%

Total company-owned restaurant costs	$76,760	$78,493	2.3%	81.5%	83.8%

Total company-owned restaurant gross profit	$17,477	$15,120	(13.5%)	18.5%	16.2%

	26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	June 29, 2010	June 28, 2011	2011 vs. 2010	June 29, 2010	June 28, 2011
Company-owned restaurant sales	$184,928	$183,412	(0.8%)
Percent of total revenues	90.5%	89.5%
Cost of sales:
Cost of goods sold	$52,549	$54,278	3.3%	28.4%	29.6%
Labor costs	55,203	54,186	(1.8%)	29.9%	29.5%
Other operating costs	18,453	19,341	4.8%	10.0%	10.5%
Marketing costs	5,884	6,226	5.8%	3.2%	3.4%
Rent and related expenses	20,038	20,278	1.2%	10.8%	11.1%

Total company-owned restaurant costs	$152,127	$154,309	1.4%	82.3%	84.1%

Total company-owned restaurant gross profit	$32,801	$29,103	(11.3%)	17.7%	15.9%

Company-owned comparable store sales were -0.3% and -0.8% for the second quarter and year to date 2011. Company-owned restaurant sales for the second quarter and year to date 2011 decreased -0.7% and -0.8%, respectively. The gross profit percentage for our company-owned restaurants decreased from 18.5% in the second quarter of 2010 to 16.2% in the second quarter of 2011, primarily due to inflationary pressures in our product costs partially offset by a decrease in group health and workers’ compensation expenses. We expect to take an additional price increase in the third quarter of 2011. Inflation for the second quarter of 2011 was 2.8% and we anticipate inflation to be in the range of 3.0% to 4.0% for the full year. We continued our investment in marketing initiatives which were partially offset by labor savings initiatives and a decrease in health care benefit costs due to decreased claims. Other operating costs increased from 10.0% to 10.9% and from 10.0% to 10.5% in the second quarter and year to date 2011, respectively, primarily due to deleveraging, call center outsourcing costs and credit card fees.

Our bagel thin sandwich offerings comprised approximately 5.2% of our total mix at the end of the second quarter 2011 compared to 1.7% at the end of the second quarter 2010. Catering is another area of focus and comprised approximately 6.0% of total revenue in the second quarter, increasing 17% in the second quarter and 14% year to date compared to 2010.

Compared to 2010, most of our commodity-based food costs have increased in 2011. We have secured protection for approximately 94% of our wheat needs for the second half of 2011. All coffee requirements are locked in for 2011. We have also implemented a cross functional cost team to evaluate innovative ways to efficiently save $3.0 million in annualized incremental savings without impacting the customer experience.

Our spend for marketing initiatives decreased slightly to $2.9 million, compared $3.1 million in the second quarter of 2010.

Manufacturing and Commissary Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	June 29, 2010	June 28, 2011	2011 vs. 2010	June 29, 2010	June 28, 2011
Manufacturing and commissary revenues	$7,256	$7,797	7.5%
Percent of total revenues	7.0%	7.5%
Manufacturing and commissary costs	$6,031	$6,865	13.8%	83.1%	88.0%

Total manufacturing and commissary gross profit	$1,225	$932	(23.9%)	16.9%	12.0%

	26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	June 29, 2010	June 28, 2011	2011 vs. 2010	June 29, 2010	June 28, 2011
Manufacturing and commissary revenues	$15,227	$16,774	10.2%
Percent of total revenues	7.5%	8.2%
Manufacturing and commissary costs	$12,661	$14,449	14.1%	83.1%	86.1%

Total manufacturing and commissary gross profit	$2,566	$2,325	(9.4%)	16.9%	13.9%

Manufacturing and commissary revenues for the second quarter and year to date 2011 were up 7.5% and 10.2%, respectively, driven mainly by higher sales to franchise and license locations from our manufacturing facility. Manufacturing gross profit decreased 23.9% and 9.4%, respectively, in the second quarter and year to date 2011 primarily due to higher commodity costs and a shift in sales volume to less profitable products to export customers. On a year to date basis, gross profit as a percentage of manufacturing and commissary revenue decreased to 13.9% from 16.9%.

Franchise and License Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)
	June 29, 2010	June 28, 2011	2011 vs. 2010
Franchise and license related revenues	$1,980	$2,267	14.5%
Percent of total revenues	1.9%	2.2%
Number of franchise and license restaurants	267	304

	26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)
	June 29, 2010	June 28, 2011	2011 vs. 2010
Franchise and license related revenues	$4,130	$4,736	14.7%
Percent of total revenues	2.0%	2.3%
Number of franchise and license restaurants	267	304

Overall, franchise and license revenue improvement was driven by continued store expansion plans which netted an additional 27 license locations and 10 franchise locations since June 29, 2010. Franchise and license comparable store sales were 2.1% and 1.2% for the thirteen and twenty-six weeks ended June 28, 2011, respectively. Franchise and license revenue improved by $0.2 million, or 14.5%, and $0.6 million, or 14.7%, in the second quarter and year to date 2011, respectively.

Corporate

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	June 29, 2010	June 28, 2011	2011 vs. 2010	June 29, 2010	June 28, 2011
General and administrative expenses	$8,985	$8,615	(4.1%)	8.7%	8.3%
Depreciation and amortization	4,480	4,607	2.8%	4.3%	4.4%
Other operating expenses (income)	51	(936)	* *	0.0%	(0.9%)

Total operating expenses	$13,516	$12,286	(9.1%)	13.1%	11.9%
Interest expense, net	1,435	823	(42.6%)	1.4%	0.8%
Provision for income taxes	2,483	2,130	(14.2%)	2.4%	2.1%

** Not meaningful

	26 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	June 29, 2010	June 28, 2011	2011 vs. 2010	June 29, 2010	June 28, 2011
General and administrative expenses	$19,057	$18,705	(1.8%)	9.3%	9.1%
Depreciation and amortization	8,746	9,147	4.6%	4.3%	4.5%
Restructuring expenses	—	213	* *	0.0%	0.1%
Other operating expenses (income)	70	(823)	* *	0.0%	(0.4%)

Total operating expenses	$27,873	$27,242	(2.3%)	13.6%	13.3%
Interest expense, net	3,186	1,733	(45.6%)	1.6%	0.8%
Adjustment for Series Z modification	929	—	(100.0%)	0.5%	0.0%
Provision for income taxes	3,641	2,941	(19.2%)	1.8%	1.4%

**	Not meaningful

Our total general and administrative expenses decreased in the second quarter and year to date 2011 compared to 2010. The decline in the second quarter of 2011 was due to lower legal expense, travel expenses and recruiting fees offset partially by changes in our variable incentive compensation expense. On a year to date basis, the decline in general and administrative expenses primarily related to lower variable incentive compensation expense and a decline in legal expense.

Depreciation and amortization expenses increased $0.1 million and $0.4 million for the second quarter and year to date 2011, respectively, when compared to 2010. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the second quarter of 2010. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2011 will be in the range of approximately $19.0 million to $21.0 million.

Other operating expenses (income) increased $1.0 million and $0.9 million for the second quarter and year to date 2011, respectively, primarily due to the gain on sale of two company-owned restaurants and the gain on the insurance proceeds from a restaurant fire.

We currently estimate our 2011 annual effective tax rate to be 41.0%, which compares to a 2010 annual effective tax rate of 48.3%. This decrease relates to the elimination of several non-deductible items in 2010, including the $0.9 million loss on the modification of the Series Z, the additional redemption expense on the Series Z, and the remaining deferred tax associated with our interest rate swap which expired in 2010.

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

The primary driver of our operating cash flow is our restaurant revenue, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including store sales and cash flows to ensure a steady stream of operating profits that enable us to meet our cash obligations.

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of consumer discretionary spending could have a material adverse effect on our sales and income.

	26 weeks ended
	June 29, 2010	June 28, 2011
	(dollars in thousands)
Net cash provided by operating activities	$20,859	$16,450
Net cash used in investing activities	(8,509)	(7,127)

Free cash flow	12,350	9,323
Net cash used in financing activities	(12,872)	(11,131)

Net decrease in cash and cash equivalents	(522)	(1,808)
Cash and cash equivalents, beginning of period	9,885	11,768

Cash and cash equivalents, end of period	$9,363	$9,960

Working Capital

Our working capital was $5.6 million and $1.9 million as of December 28, 2010 and June 28, 2011, respectively. This $3.7 million decline was due primarily to the decline of $3.0 million in free cash flow, or net cash provided by operating activities less net cash used in investing activities, as well as $1.9 million for the current portion of long-term debt due to five quarterly payments versus four quarterly payments due to the timing of our fiscal calendar ends. The decline in free cash flow was driven largely by accounts receivable, prepaid expenses and accounts payable and accrued expenses. The increase in accounts receivable was the result of an increase in franchise and license billings related to purchases from commissaries as well as vendor rebates. Prepaid expenses increased due to an increase in prepaid marketing and prepaid software licenses. Other elements of working capital fluctuated in the normal course of business. As of June 28, 2011, we had unrestricted cash of $10.0 million, a decrease of $1.8 million from December 28, 2010.

	December 28, 2010	June 28, 2011	Change
Current assets:
Cash and cash equivalents	$11,768	$9,960	$(1,808)
Restricted cash	709	846	137
Accounts receivable	5,841	6,534	693
Inventories	5,585	5,586	1
Current deferred income tax assets, net	11,149	10,614	(535)
Prepaid expenses	5,955	6,569	614
Other current assets	72	73	1

Total current assets	41,079	40,182	(897)
Current liabilities:
Accounts payable	$7,445	$7,939	$494
Accrued expenses and other current liabilities	20,471	20,906	435
Current portion of long-term debt	7,500	9,375	1,875
Current portion of obligations under capital leases	17	17	—

Total current liabilities	35,433	38,237	2,804
Working capital surplus	$5,646	$1,945	$(3,701)

Covenants

We are subject to a number of customary covenants under our term loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of June 28, 2011, we were in compliance with all debt covenants.

Capital Expenditures

During the twenty-six weeks ended June 28, 2011, we used approximately $7.9 million of cash to pay for additional property and equipment that included the following:

•	$4.3 million for new restaurants and upgrades of existing restaurants, including the installation of new coffee equipment, exterior signs and new menu boards;

•	$3.0 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$0.6 million for information technology and corporate infrastructure.

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

Contractual Obligations

For the twenty-six weeks ended June 28, 2011, there were no material changes outside the ordinary course of business to our contractual obligations.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of our 2010 Annual Report on Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2011. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 28, 2011, there were no changes to our internal control over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 28, 2011, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 4.	(Removed and Reserved)

Not applicable

Item 6.	Exhibits

10.1	Einstein Noah Restaurant Group, Inc. Equity Plan for Non-Employee Directors (1)

10.2	Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan (1)

10.3	Form of Restricted Stock Unit Agreement (Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan (1)

10.4	Form of Restricted Stock Unit Agreement (Non-Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan (1)

10.5	Form of Stock Option Agreement under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan (1)

10.6	Form of Notice of Restricted Stock Unit Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan (1)

10.7	Form of Notice of Stock Option Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan (1)

10.8	Form of Restricted Stock/Restricted Stock Unit Agreement under the Einstein Noah Restaurant Group, Inc. Equity Plan for Non-Employee Directors (1)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Quarterly Report on Form 10-Q of Einstein Noah Restaurant Group, Inc. for the quarter ended June 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: August 4, 2011	By:	/S/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill
Chief Executive Officer

Date: August 4, 2011	By:	/S/ EMANUEL P.N. HILARIO
Emanuel P.N. Hilario
Chief Financial Officer