Form 10-Q
period 2011-09-27
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2011-11-03
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2011

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

As of October 31, 2011, there were 16,793,272 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	December 28, 2010	September 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,768	$10,271
Restricted cash	709	1,045
Accounts receivable	5,841	8,476
Inventories	5,585	5,816
Current deferred income tax assets, net	11,149	10,120
Prepaid expenses	5,955	7,079
Other current assets	72	73

Total current assets	41,079	42,880
Property, plant and equipment, net	56,663	54,354
Trademarks and other intangibles, net	63,831	63,926
Goodwill	4,981	5,269
Long-term deferred income tax assets, net	34,554	31,985
Debt issuance costs and other assets, net	3,959	3,646

Total assets	$205,067	$202,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,445	$8,552
Accrued expenses and other current liabilities	20,471	23,245
Current portion of long-term debt	7,500	9,375
Current portion of obligations under capital leases	17	14

Total current liabilities	35,433	41,186
Long-term debt	80,200	66,575
Long-term obligations under capital leases	13	16
Other liabilities	12,035	11,585
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	127,681	119,362

Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,655,474 and 16,793,232 shares issued and outstanding	17	17
Additional paid-in capital	270,171	272,672
Accumulated other comprehensive loss	—	(79)
Accumulated deficit	(192,802)	(189,912)

Total stockholders’ equity	77,386	82,698

Total liabilities and stockholders’ equity	$205,067	$202,060

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended		39 weeks ended
	September 28, 2010	September 27, 2011	September 28, 2010	September 27, 2011
Revenues:
Company-owned restaurant sales	$91,822	$92,311	$276,750	$275,723
Manufacturing and commissary revenues	7,478	8,766	22,705	25,541
Franchise and license related revenues	2,061	2,455	6,191	7,191

Total revenues	101,361	103,532	305,646	308,455
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,040	27,693	78,589	81,971
Labor costs	27,216	27,329	82,419	81,514
Other operating costs	10,108	10,145	28,561	29,485
Marketing costs	1,750	1,567	7,595	7,793
Rent and related expenses	9,696	9,926	29,773	30,205

Total company-owned restaurant costs	74,810	76,660	226,937	230,968
Manufacturing and commissary costs	6,488	8,004	19,149	22,452
General and administrative expenses	9,211	8,610	28,268	27,314
Depreciation and amortization	4,498	4,836	13,244	13,984
Restructuring expenses	—	121	—	334
Other operating (income) expenses	(690)	47	(620)	(776)

Total costs and expenses	94,317	98,278	286,978	294,276

Income from operations	7,044	5,254	18,668	14,179
Interest expense, net	1,209	772	4,395	2,507
Adjustment for Series Z modification	—	—	929	—

Income before income taxes	5,835	4,482	13,344	11,672
Provision for income taxes	2,435	1,647	6,076	4,589

Net income	$3,400	$2,835	$7,268	$7,083

Net income	$3,400	$2,835	$7,268	$7,083
Less: Additional redemption on temporary equity	(124)	—	(365)	—
Add: Beneficial conversion feature on temporary equity	169	—	169	—
Add: Accretion of premium on Series Z preferred stock	138	—	637	—

Net income available to common stockholders	$3,583	$2,835	$7,709	$7,083

Net income available to common stockholders per share:
Basic	$0.22	$0.17	$0.47	$0.43

Diluted	$0.21	$0.17	$0.46	$0.42

Cash dividend(s) declared per common share	$—	$0.125	$—	$0.25

Weighted average number of common shares outstanding:
Basic	16,565,771	16,785,934	16,509,654	16,588,907

Diluted	16,791,275	17,013,086	16,786,191	16,856,275

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 weeks ended
	September 28, 2010	September 27, 2011
OPERATING ACTIVITIES:
Net income	$7,268	$7,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,244	13,984
Deferred income tax expense	4,968	3,598
Stock-based compensation expense	1,231	1,528
Gain on disposal of assets	(701)	(819)
Adjustment for Series Z modification	929	—
Provision for losses on accounts receivable	161	67
Amortization of debt issuance and debt discount costs	438	363
Changes in operating assets and liabilities:
Restricted cash	(78)	(336)
Accounts receivable	(430)	(2,702)
Accounts payable and accrued expenses	6,156	4,598
Other assets and liabilities	(634)	(1,935)

Net cash provided by operating activities	32,552	25,429
INVESTING ACTIVITIES:
Purchase of property and equipment	(11,420)	(12,756)
Proceeds from the sale and disposal of property, plant and equipment	860	1,191
Acquisition of restaurant assets	—	(390)

Net cash used in investing activities	(10,560)	(11,955)
FINANCING ACTIVITIES:
Proceeds from line of credit	11,000	—
Repayments on line of credit	—	(8,000)
Payments under capital lease obligations	(19)	(17)
Repayments under the term loan	(5,009)	—
Repayments under the credit facility	—	(3,750)
Redemptions under mandatorily redeemable Series Z Preferred Stock	(25,714)	—
Additional redemption payments on Series Z Preferred Stock	(242)	—
Dividends paid	—	(4,177)
Proceeds upon stock option exercises	554	973

Net cash used in financing activities	(19,430)	(14,971)
Net increase (decrease) in cash and cash equivalents	2,562	(1,497)
Cash and cash equivalents, beginning of period	9,885	11,768

Cash and cash equivalents, end of period	$12,447	$10,271

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

As of September 27, 2011, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

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

In September 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Supplemental Cash Flow Information

	39 weeks ended
	September 28, 2010	September 27, 2011
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and credit facility	2,506	$1,435
Series Z	1,677	—
Other	169	418
Income taxes	183	$424
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$14	$17
Change in accrued expenses for purchases of property and equipment	$(740)	$(733)

4.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Inventories consist of the following:

	December 28, 2010	September 27, 2011
	(in thousands)
Finished goods	$4,205	$4,418
Raw materials	1,380	1,398

Total inventories	$5,585	$5,816

5.	Goodwill, Trademarks and Other Intangibles

Intangible assets include both goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired. Goodwill represents the excess of cost over fair value of net assets acquired in the acquisition of Manhattan Bagel and certain Einstein Bros. restaurants. As of September 27, 2011, intangible assets of $63.9 million included intangible assets of $63.8 million not subject to amortization and consisted primarily of the Einstein Bros., Noah’s and Manhattan Bagel trademarks and amortizable intangible assets of $0.1 million.

The Company performed an impairment analysis of the goodwill and indefinite lived intangible assets related to the Einstein Bros., Noah’s and Manhattan Bagel brands as of December 28, 2010 and there was no indication of impairment. During the thirteen weeks ended September 27, 2011, there were no events or changes in circumstances that indicated that the goodwill or intangible assets might be impaired or may not be recoverable.

On April 7, 2011, the Company acquired the assets of an Einstein Bros. restaurant from one of its franchisees for approximately $0.6 million. The Company recorded tangible assets at their fair value of $0.2 million, reacquired rights at their fair value of $0.1 million and recorded goodwill of approximately $0.3 million.

6.	Long-Term Debt

The Company’s debt is composed of a credit facility with a term loan that has a principal amount of $75.0 million and a $50.0 million revolving facility. The term loan had an outstanding balance of $75.0 million and $71.3 million as of December 28, 2010 and September 27, 2011, respectively, and the revolving facility had a balance of $12.7 million and $4.7 million as of December 28, 2010 and September 27, 2011, respectively. The revolving facility and the term loan are scheduled to mature in 2015. As of December 28, 2010 and September 27, 2011, the Company’s total long-term debt had a fair value of $87.7 million and $73.6 million, respectively. The fair value of the Company’s debt was estimated based on the current rates found in the marketplace for debt with the same remaining maturities and similar credit ratings. The Company may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

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

As of September 27, 2011, the weighted average interest rate under the credit facility was 3.0%. The revolving facility and the term loan contain usual and customary covenants including consolidated leverage ratios, fixed charge coverage ratios and limitations on capital expenditures. As of December 28, 2010 and September 27, 2011, the Company was in compliance with all financial and operating covenants.

Commencing March 31, 2011, quarterly payments on the term loan, ranging in value between $1.8 million and $2.8 million over the term of the credit facility, are due on the last day of each calendar quarter, with any remaining amounts due and payable upon maturity. As of the end of the third quarter 2011, the Company has five payments due by the end of its third quarter of 2012.

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

The fair value measurement of the interest rate caps was performed using significant other observable inputs (level 2) to calculate an asset of approximately $4 thousand as of September 27, 2011, which was recorded in prepaid expenses on the Company’s consolidated balance sheet. As of September 27, 2011, the change in fair value associated with these caps is recorded in accumulated other comprehensive income within stockholders’ equity.

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

Comprehensive income consisted of the following:

	39 weeks ended
	September 28, 2010	September 27, 2011
	(in thousands)
Net income available to common stockholders	$7,709	$7,083
Unrealized gain on cash flow hedge	1,277	—
Unrealized loss on interest rate caps	—	(79)

Total comprehensive income	$8,986	$7,004

8.	Stock-Based Compensation

The Company’s stock-based compensation cost for the thirteen weeks ended September 28, 2010 and September 27, 2011 was approximately $0.4 million and $0.6 million, respectively, and for the thirty-nine weeks ended September 28, 2010 and September 27, 2011 were approximately $1.2 million and $1.5 million, respectively. This expense has been included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 weeks ended		39 weeks ended
	September 28, 2010	September 27, 2011	September 28, 2010	September 27, 2011
Expected life of options and SARs from date of grant	3.25 - 6.0 years	3.25 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.73 - 2.10%	0.38%	0.78 - 2.74%	0.38 - 2.61%
Volatility	42%	43%	42 - 43%	42 - 43%
Assumed dividend yield	0%	3.59%	0%	3.59%

The Company evaluates and revises the assumptions used to calculate the fair value of stock options and SARs granted as necessary, to reflect market conditions and the Company’s experience.

As of September 27, 2011, the Company had approximately $1.6 million of total unrecognized compensation cost related to non-vested awards granted under its stock option and stock appreciation rights plans, which will be recognized over a weighted average period of 1.47 years. As of September 27, 2011, the Company has approximately $12,000 of total unrecognized compensation cost related to the restricted stock grant, which will be recognized over a weighted average period of 0.28 years. As of September 27, 2011, the Company has approximately $0.9 million of total unrecognized compensation cost related to the restricted stock units, which will be recognized over a weighted average period of 1.72 years.

Stock Option Plan Activity

On May 3, 2011, the 2011 Omnibus Incentive Plan became effective after approval by the Board of Directors and the stockholder vote and options were granted under this plan. Upon stockholder approval of the 2011 Omnibus Incentive Plan, the 2004 Stock Option Plan was suspended and no further grants may be made from the 2004 Stock Option Plan. In addition, on May 3, 2011, the Company’s stockholders approved the amendment and restatement of the stock option plan for non-employee members of the Company’s Board of Directors primarily to expand the type of awards under such plan and to change the name of the plan to the Equity Plan for Non-Employee Directors, as amended and restated (the “Director Plan”). Stock option transactions under all plans during the thirty-nine weeks ended September 27, 2011 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 28, 2010	985,666	$10.00
Granted	383,200	15.62
Exercised	(133,959)	7.27
Cancelled/Forfeited	(67,332)	14.04

Outstanding, September 27, 2011	1,167,575	$11.92	7.28

Exercisable and vested, September 27, 2011	516,898	$10.76	5.39

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options, December 28, 2010	574,941	$4.16
Granted	383,200	4.80
Vested	(260,141)	4.17
Forfeited	(47,323)	5.03

Non-vested options, September 27, 2011	650,677	$4.47

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended September 27, 2011 was $1.1 million. As of September 27, 2011, there were 711,250 and 902,470 shares reserved for future issuance under the Director Plan and the 2011 Omnibus Incentive Plan, respectively.

Stock Appreciation Rights Plan Activity

Transactions during the thirty-nine weeks ended September 27, 2011 were as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 28, 2010	84,153	$11.39
Granted	26,000	15.60
Exercised	(10,050)	9.43
Forfeited	(5,850)	12.13

Outstanding, September 27, 2011	94,253	$12.71	2.96

Exercisable and vested, September 27, 2011	50,253	$11.45	1.86

	Number of SARs	Weighted Average Grant Date Fair Value
Non-vested rights, December 28, 2010	39,750	$3.55
Granted	26,000	3.78
Vested	(18,750)	3.37
Forfeited	(3,000)	3.70

Non-vested rights, September 27, 2011	44,000	$3.75

The aggregate intrinsic value of SARs exercised during the thirty-nine weeks ended September 27, 2011 was approximately $57,000. As of September 27, 2011, there were 40,385 shares reserved for future issuance under the SAR plan.

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

Restricted Stock Units

Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In the second quarter of 2011, restricted stock units (“RSUs”) were issued under the 2011 Omnibus Incentive Plan to eligible employees as a type of long-term equity-based award. The RSU’s have a three year life and one-third becomes unrestricted each year on the anniversary of the grant date. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of the Company’s common stock. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock.

Transactions during the thirty-nine weeks ended September 27, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, December 28, 2010	—	$—
Granted	77,900	15.52
Vested	—	—
Forfeited	(3,700)	15.52

Non-vested rights, September 27, 2011	74,200	$15.52	$1,033,606

9.	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income available to common stockholders per share:

	13 weeks ended		39 weeks ended
	September 28, 2010	September 27, 2011	September 28, 2010	September 27, 2011
	(in thousands, except earnings per share and related share information)		(in thousands, except earnings per share and related share information)
Net income	$3,400	$2,835	$7,268	$7,083
Less: Additional redemption on temporary equity	(124)	—	(365)	—
Add: Beneficial conversion feature on temporary equity	169	—	169	—
Add: Accretion of premium on Series Z preferred stock	138	—	637	—

Net income available to common stockholders (a)	$3,583	$2,835	$7,709	$7,083

Basic weighted average shares outstanding (b)	16,565,771	16,785,934	16,509,654	16,588,907
Dilutive effect of stock options and SARs	225,504	227,152	276,537	267,368

Diluted weighted average shares outstanding (c)	16,791,275	17,013,086	16,786,191	16,856,275

Net income available to common stockholders per share—Basic (a)/(b)	$0.22	$0.17	$0.47	$0.43

Net income available to common stockholders per share—Diluted (a)/(c)	$0.21	$0.17	$0.46	$0.42

Anti-dilutive stock options and SARs	652,882	467,400	458,235	381,273

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

Utilization of net operating loss (“NOL”) carryforwards reduced the Company’s current federal and state income tax liability incurred in 2010 and 2011. The Company has recorded provisions for income tax expense on taxable earnings for the thirteen weeks ended September 28, 2010 and September 27, 2011 of $2.4 million and $1.6 million respectively, and for the thirty-nine weeks ended September 28, 2010 and September 27, 2011 of $6.1 million and $4.6 million, respectively.

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

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company remains subject to examination by U.S. federal, state and local tax authorities for tax years 2008 through 2010 and with certain state and local authorities for tax years 2007 through 2010. The Internal Revenue Service has completed its examination of the Company’s 2008 federal tax return without significant findings. The IRS has notified the Company that its 2009 federal tax return has been selected for examination. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for the tax year 2006 and prior.

11.	Commitments and Contingencies

Letters of Credit and Line of Credit

As of September 27, 2011, the Company had $7.1 million in letters of credit outstanding which reduce its availability under the revolving facility. The letters of credit expire on various dates during 2011 and 2012, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of September 27, 2011, the Company had a balance of $4.7 million on its revolving facility. The availability under the Company’s $50 million revolving facility was $38.2 million as of September 27, 2011.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

12.	Dividends

The Company’s Board of Directors declared the following cash dividends payable in 2011 which were included in accrued expenses and other current liabilities on the Consolidated Balance Sheets:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
	(in thousands)
December 20, 2010	March 1, 2011	$0.125	$2,083	April 15, 2011
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011
August 3, 2011	September 1, 2011	$0.125	$2,096	October 15, 2011

13.	Restructuring Expenses

In the third quarter of 2011, the Company committed to a plan to close its Columbus commissary by the end of 2011. The Company incurred $0.1 million of restructuring expenses in the third quarter of 2011 including employee termination benefits for the employees at its Columbus commissary. Subsequent to the third quarter of 2011, the Company finalized its plan to close its remaining four commissaries and expects to close its commissaries by the end of the first quarter of 2012. Estimates of restructuring expenses related to the closure of the Company’s commissaries total $1.1 million to $1.3 million with $0.5 million to $0.8 million to be incurred in 2011 and $0.5 million to $0.8 million to be incurred in the first quarter of 2012. These restructuring expenses include costs for employee termination benefits of $0.4 million to $0.5 million, lease contract terminations of approximately $0.3 million, and other associated costs of $0.4 million to $0.5 million.

The 2011 year to date restructuring expenses include expenses related to the closure of the Company’s commissaries as well as $0.2 million related to the completion of its 2010 plan to restructure the organization to align with its franchise growth model.

14.	Subsequent Events

On October 25, 2011, the Company purchased one franchised restaurant from a franchisee for approximately $0.6 million.

On November 2, 2011, the Corporation’s Board of Directors declared a cash dividend payable January 15, 2012 to shareholders of record on December 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that the following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and periodically in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made by Company representatives. In addition, our definitions of non-GAAP disclosures may differ from how others in our industry may define them. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated there under, future litigation and other matters, and are generally accompanied by words such as: “believes”, “anticipates”, “plans”, “intends”, “estimates”, “predicts”, “targets”, “expects”, “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 28, 2010 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report.

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

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The third quarters in fiscal years 2010 and 2011 ended on September 28, 2010 and September 27, 2011, respectively, and each quarter contained thirteen weeks and each year to date period contained thirty-nine weeks. Our current fiscal year ends on January 3, 2012 and consists of 53 weeks.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, the Company has provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation, amortization, adjustment for Series Z modification, restructuring expenses and other operating expenses/income (“adjusted EBITDA”) and free cash flow, or net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company’s results. In addition, the Company’s Board of Directors uses this non-GAAP financial information to evaluate the performance of the Company and the management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. The Company has reconciled the non-GAAP financial information on pages 18 and 23 in this Form 10-Q to the nearest GAAP measure.

We include in this report information on system-wide comparable store sales percentages. In fiscal 2011, we modified the method by which we determine restaurants included in our comparable store sales percentages to include those restaurants in operation for a full six fiscal quarters, which we refer to as our base store restaurants. Previously, comparable store sales percentages were based on restaurants that had been in operation for thirteen months. This methodology modification did not have a material impact on previously reported amounts. Comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, relocations, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. System-wide sales include sales at all restaurants, whether operated by the Company, franchisees or licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude closed locations.

We use company-owned comparable store sales, franchise and license sales and the resulting system-wide sales information internally in connection with restaurant development decisions, planning, and budgeting analyses. We believe comparable store sales information is useful in assessing consumer acceptance of our brands; facilitates an understanding of our financial performance and the overall direction and trends of sales and operating income; helps us evaluate the effectiveness of our advertising and marketing initiatives; and provides information that is relevant for comparison within the industry.

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

Overview

In evaluating and assessing our financial performance for the third quarter of 2011, we considered the following key factors:

•

Comparable store sales – We saw a sequential improvement in system-wide and company-owned comparable store sales and average check during the third quarter of 2011, representing our third consecutive quarter of improvement. System-wide comparable store sales improved from +0.2% in the second quarter 2011 to +1.0% in the third quarter of 2011. Our company-owned comparable store sales improved from -0.3% in the second quarter of 2011 to +0.7% in the third quarter of 2011.

•

Store margins – We continued to see inflationary pressures across our food costs. As a percent of company-owned restaurant sales, cost of goods sold increased to 30.0% from 28.4% in the third quarter of 2010. Although we have increased our menu prices during the year to offset inflation, our gross profit has remained below 2010. For the third quarter, our gross profit margin was 17.0% compared to 18.5% in 2010. As a percentage of company-owned restaurant sales - labor costs, other operating costs, rent and related costs, and marketing costs were essentially flat to 2010 for the third quarter on a combined basis.

•

Manufacturing and commissary revenues and margins – While revenues for this segment increased 12.5% year to date from 2010, margins for the quarter and year to date declined as a result of inflation in commodity costs and a shift in sales volume to lower margin export customers. Year to date margins were 12.1% compared with 15.7% for the same period in 2010.

•

Unit development – As of September 27, 2011, we owned/operated, franchised, and licensed 758 restaurants. Our current base of company-owned restaurants includes 358 Einstein Bros., 72 Noah’s, and one Manhattan Bagel. Also, we franchise 70 Manhattan Bagel and 24 Einstein Bros. restaurants, and have increased our licensed restaurant base to 233 Einstein Bros. restaurants. We include in our restaurant count our locations that are temporarily closed due to upgrades, remodeling and relocation. We have opened 38 new units this year. Our year to date 2011 refranchising activities include the sale of two restaurants to a franchisee and the purchase of one restaurant from a franchisee. We plan to open a total of 60 to 65 units in 2011.

•

Net cash provided by operating and investing activities – We generated $25.4 million of cash from operations through the third quarter of 2011 compared to $32.6 million in 2010. Our investments in new restaurants and various upgrades for our existing restaurants as well as at our manufacturing operations increased by $1.4 million from $11.4 million to $12.8 million.

•

Impact of deleveraging our balance sheet – In 2011, we are realizing the impacts of the efforts that were made during the second half of 2010 to decrease our overall debt balance. The refinancing of our debt combined with the expiration of our interest rate swap, the pay down of our debt facility and the full redemption of our Series Z mandatorily redeemable preferred stock lowered our average debt balance to $105.3 million and $80.6 million for the first three quarters of 2010 and 2011, respectively. These efforts also decreased our weighted average interest rates on our overall debt from 5.1% in 2010 to 3.1% for the first three quarters of 2011.

•

Streamlining our supply chain – We have decided to close our five food commissary facilities to help streamline our supply chain and to reduce our cost base. In the third quarter of 2011, we incurred $0.1 million of restructuring expenses related to our plan to close our commissaries including employee termination benefits for the employees at our Columbus commissary. Subsequent to the third quarter of 2011, we finalized our plan to close our remaining commissaries. We expect to close our Columbus commissary in the fourth quarter of 2011 and the remaining four commissaries in the first quarter of 2012. We expect the closing of these facilities will result in annual cost savings of $1.0 million to $1.5 million.

•

Estimates of restructuring expenses related to the closure of our commissaries total $1.1 million to $1.3 million with $0.5 million to $0.8 million to be incurred in 2011 and $0.5 million to $0.8 million to be incurred in the first quarter of 2012. These restructuring expenses include costs for employee termination benefits of $0.4 million to $0.5 million, lease contract terminations of approximately $0.3 million, and other associated costs of $0.4 million to $0.5 million.

Outlook for the remainder of 2011

To increase sales and build customer loyalty, we plan to continue to offer new products that build the relevance of our brands with consumers by emphasizing our leadership position in health and Fresh baked quality. In addition, our new coffee program is now in most of our company-owned restaurants and by mid-November we will have completed the rollout of this program across the system. This program has shown in testing to positively impact both transactions and average check as more consumers choose our brands for their specialty coffee. In addition, we continue to build on catering sales sequentially and, on a year over year basis, remain focused on the balance of our new premium sandwich innovation.

For the remainder of 2011, we plan to continue to concentrate primarily on the breakfast and lunch day parts, with an emphasis on product innovation. We have a strong line-up of new product offerings to drive new traffic and repeat visits. In the fourth quarter, we are featuring breakfast and lunch sandwiches made with premium steak. Also to coincide with full distribution of our new coffee program we have introduced seasonal holiday beverages that will continue until the end of the year. We will also continue with our successful mail drop coupons as a means of prompting trial and repeat purchases for both new and loyal customers. We also plan to continue with billboard advertising in select markets.

We remain focused on increasing the presence of our national Einstein Bros. brand and plan to open between 60 and 65 total units for the year. Our growth will continue to be franchise first focused and we plan to evolve our franchise base to include large multi-unit operators.

We plan to remain committed to growing our franchise network, initiating construction of company-owned restaurants, and refranchising. Refranchising remains an important part of our overall strategy for unit development. We intend to continue to expand our company-owned restaurants in 2011 with the addition of up to ten units including acquisitions. These new units will be focused primarily in our more developed markets. During the thirty-nine weeks ended September 27, 2011, we opened two new company-owned restaurants.

We have a strong pipeline of existing franchise development agreements and new license locations. Our license restaurants will be primarily in colleges and universities, hospitals, and airports. During the thirty-nine weeks ended September 27, 2011 we opened four franchise restaurants and 32 license restaurants. We closed three franchise restaurants, one company-owned restaurant and nine license locations during the thirty-nine weeks ended September 27, 2011.

Results of Operations for the Quarter and Year to Date Periods Ended September 28, 2010 and September 27, 2011

Financial Highlights for the Third Quarter 2011 as Compared to the Third Quarter 2010

•	Revenues increased $2.2 million, or 2.1%, driven by a strong increase in franchise and license revenue of 19.1% and a strong increase in manufacturing revenue of 17.2%.

•	Net income available to common stockholders was $2.8 million down from $3.6 million in 2010, with diluted earnings per share of $0.17 compared to $0.21, respectively.

•	Franchise and license related revenues continued to grow in the third quarter of 2011 with comparable stores sales registering at +2.2% and revenues increasing 19.1% for the quarter compared to 2010.

Consolidated Results

	13 weeks ended			39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	(dollars in thousands)		Increase/ (Decrease)
	September 28, 2010	September 27, 2011	2011 vs. 2010	September 28, 2010	September 27, 2011	2011 vs. 2010
Revenues	$101,361	$103,532	2.1%	$305,646	$308,455	0.9%
Cost of sales	81,298	84,664	4.1%	246,086	253,420	3.0%
Operating expenses	13,019	13,614	4.6%	40,892	40,856	(0.1%)

Income from operations	7,044	5,254	(25.4%)	18,668	14,179	(24.0%)
Interest expense, net	1,209	772	(36.1%)	4,395	2,507	(43.0%)
Adjustment for Series Z modification*	—	—	0.0%	929	—	(100.0%)

Income before income taxes	5,835	4,482	(23.2%)	13,344	11,672	(12.5%)
Total provision for income taxes	2,435	1,647	(32.4%)	6,076	4,589	(24.5%)

Net income	$3,400	$2,835	(16.6%)	$7,268	$7,083	(2.5%)
Adjustments to net income:
Interest expense, net	1,209	772	(36.1%)	4,395	2,507	(43.0%)
Provision for income taxes	2,435	1,647	(32.4%)	6,076	4,589	(24.5%)
Depreciation and amortization	4,498	4,836	7.5%	13,244	13,984	5.6%
Series Z modification	—	—	0.0%	929	—	(100.0%)
Restructuring expenses	—	121	* *	—	334	* *
Other operating expenses (income)	(690)	47	(106.8%)	(620)	(776)	25.2%

Adjusted EBITDA	$10,852	$10,258	(5.5%)	$31,292	$27,721	(11.4%)

*	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders’ equity and recorded a discount within interest expense.
**	Not meaningful

During the third quarter of 2011, we maintained our focus on delivering product innovation focused on health and quality, under the theme of “Club Favorites”. This promotion included a premium triple decker club sandwich, an under-400 calorie bagel thin club breakfast sandwich, and a chopped club salad. To continue building our fresh-baked brand equity, we launched our popular seasonal pumpkin promotion, featuring pumpkin bagels, cream cheese, bagel poppers, muffins, and pumpkin latte.

System-wide comparable store sales were +1.0% and +0.1% in the third quarter and year to date 2011, respectively. Average check and system-wide transactions were +5.0% and -4.0%, respectively, in the third quarter and were +2.9% and -2.8%, respectively, year to date 2011. Our comparable transactions decreased from 2010 due primarily to the transaction impact of our 2011 everyday $5 value bundle promotion not generating as many transactions as our 2010 free bagel promotions.

Net income decreased for the third quarter of 2011 from the third quarter of 2010 primarily due to lower income from operations, partially offset by lower interest expense and lower income tax expense.

Year to date, interest expense, net decreased $1.9 million primarily due to realizing the impacts of decreasing our overall debt balance during the second half of 2010. The refinancing of our debt combined with the expiration of our interest rate swap, the pay down of our credit facility and the full redemption of our Series Z mandatorily redeemable preferred stock lowered our average debt balance to $105.3 million and $80.6 million for the first three quarters of 2010 and 2011, respectively. These efforts also decreased our weighted average interest rates on our overall debt from 5.1% in 2010 to 3.1% for the first three quarters of 2011.

Company-Owned Restaurant Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	September 28, 2010	September 27, 2011	2011 vs. 2010	September 28, 2010	September 27, 2011
Company-owned restaurant sales	$91,822	$92,311	0.5%
Percent of total revenues	90.6%	89.2%
Cost of sales:
Cost of goods sold	$26,040	$27,693	6.3%	28.4%	30.0%
Labor costs	27,216	27,329	0.4%	29.6%	29.6%
Other operating costs	10,108	10,145	0.4%	11.0%	11.0%
Marketing costs	1,750	1,567	(10.5%)	1.9%	1.7%
Rent and related expenses	9,696	9,926	2.4%	10.6%	10.8%

Total company-owned restaurant costs	$74,810	$76,660	2.5%	81.5%	83.0%

Total company-owned restaurant gross profit	$17,012	$15,651	(8.0%)	18.5%	17.0%

	39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	September 28, 2010	September 27, 2011	2011 vs. 2010	September 28, 2010	September 27, 2011
Company-owned restaurant sales	$276,750	$275,723	(0.4%)
Percent of total revenues	90.5%	89.4%
Cost of sales:
Cost of goods sold	$78,589	$81,971	4.3%	28.4%	29.7%
Labor costs	82,419	81,514	(1.1%)	29.8%	29.6%
Other operating costs	28,561	29,485	3.2%	10.3%	10.7%
Marketing costs	7,595	7,793	2.6%	2.7%	2.8%
Rent and related expenses	29,773	30,205	1.5%	10.8%	11.0%

Total company-owned restaurant costs	$226,937	$230,968	1.8%	82.0%	83.8%

Total company-owned restaurant gross profit	$49,813	$44,755	(10.2%)	18.0%	16.2%

Company-owned comparable store sales improved to +0.7% and -0.3% for third quarter and year to date, respectively. Company-owned restaurant sales for the third quarter and year to date 2011 increased 0.5% and decreased 0.4%, respectively. The gross profit percentage for our company-owned restaurants decreased from 18.5% in the third quarter of 2010 to 17.0% in the third quarter of 2011, primarily due to inflationary pressures in our product costs. We did take a price increase of 2.0% in September 2011 to bring our year to date price increases to a total of 3.4%. As a percentage of sales, we saw an increase in our food costs to 30.0% in the third quarter of 2011 from 28.4% in the third quarter of 2010. This 1.6% net unfavorable change includes impacts of inflation in our commodity costs (1.8% unfavorable) and a product mix shift towards catering and sandwiches (1.2% unfavorable) partially offset by price increases (0.7% favorable) and savings from our initiatives (0.7% favorable). We anticipate overall inflation to be in the range of 3.0% to 4.0% for the full year. As a percentage of company-owned restaurant sales, labor costs, other operating costs, rent and related costs, and marketing costs were essentially flat to 2010 for the third quarter.

Our bagel thin sandwich offerings, which were introduced in the second quarter of 2010, comprised approximately 4.8% of our total mix for the third quarter 2011 compared to 3.2% for the third quarter 2010. Catering sales comprised approximately 6.3% of our total sales for the third quarter and year to date in 2011, reflecting year over year increases in sales of 19.8% and 15.5%, respectively.

Compared to 2010, most of our commodity-based food costs have increased in 2011. We have secured protection for 100% of our wheat and coffee needs for the remainder of 2011. We have also implemented a cross functional cost team to evaluate innovative ways to efficiently save $3.0 million in annualized incremental savings on a go-forward basis without negatively impacting the customer experience. We have secured protection on approximately 44% and 70% of our wheat and coffee needs for 2012, respectively. At this time last year, we had secured protection on only 50% of our wheat needs for the first quarter of 2011.

Manufacturing and Commissary Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	September 28, 2010	September 27, 2011	2011 vs. 2010	September 28, 2010	September 27, 2011
Manufacturing and commissary revenues	$7,478	$8,766	17.2%
Percent of total revenues	7.4%	8.4%
Manufacturing and commissary costs	$6,488	$8,004	23.4%	86.8%	91.3%

Total manufacturing and commissary gross profit	$990	$762	(23.0%)	13.2%	8.7%

	39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	September 28, 2010	September 27, 2011	2011 vs. 2010	September 28, 2010	September 27, 2011
Manufacturing and commissary revenues	$22,705	$25,541	12.5%
Percent of total revenues	7.4%	8.3%
Manufacturing and commissary costs	$19,149	$22,452	17.2%	84.3%	87.9%

Total manufacturing and commissary gross profit	$3,556	$3,089	(13.1%)	15.7%	12.1%

Manufacturing and commissary revenues for the third quarter and year to date 2011 were up 17.2% and 12.5%, respectively, driven mainly by higher frozen dough sales to third parties from our manufacturing facility. Manufacturing gross profit decreased 23.0% and 13.1%, respectively, in the third quarter and year to date 2011 primarily due to higher commodity costs and a shift in sales volume to lower margin export customers. On a year to date basis, gross profit as a percentage of manufacturing and commissary revenue was 12.1%, down from 15.7% in 2010.

We expect to close our Columbus commissary in the fourth quarter of 2011 and the remaining four commissaries in the first quarter of 2012. We believe the closing of these facilities will result in annual cost savings of $1.0 million to $1.5 million.

Franchise and License Operations

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)
	September 28, 2010	September 27, 2011	2011 vs. 2010
Franchise and license related revenues	$2,061	$2,455	19.1%
Percent of total revenues	2.0%	2.4%
Number of franchise and license restaurants	285	327

	39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)
	September 28, 2010	September 27, 2011	2011 vs. 2010
Franchise and license related revenues	$6,191	$7,191	16.2%
Percent of total revenues	2.0%	2.3%
Number of franchise and license restaurants	285	327

Overall, franchise and license revenue improvement was driven by continued unit development which netted an additional 33 license locations and nine franchise locations since September 28, 2010. Franchise and license comparable store sales were +2.2% and +1.5% for the thirteen and thirty-nine weeks ended September 27, 2011, respectively. Franchise and license revenues improved by $0.4 million, or 19.1%, and by $1.0 million, or 16.2%, in the third quarter and year to date 2011, respectively, as a result of unit development over the past four quarters, and single-digit increases in comparable store sales. The third quarter of 2011 also benefited from higher initial fees from franchisees and licensees as a result of a higher number of franchise and license openings occurring in 2011 than the third quarter of 2010.

Corporate

	13 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	September 28, 2010	September 27, 2011	2011 vs. 2010	September 28, 2010	September 27, 2011
General and administrative expenses	$9,211	$8,610	(6.5%)	9.1%	8.3%
Depreciation and amortization	4,498	4,836	7.5%	4.4%	4.7%
Restructuring expenses	—	121	* *	0.0%	0.1%
Other operating (income) expenses	(690)	47	(106.8%)	(0.7%)	0.0%

Total operating expenses	$13,019	$13,614	4.6%	12.8%	13.1%
Interest expense, net	1,209	772	(36.1%)	1.2%	0.7%
Provision for income taxes	2,435	1,647	(32.4%)	2.4%	1.6%

**	Not meaningful

	39 weeks ended
	(dollars in thousands)		Increase/ (Decrease)	Percentage of total revenues
	September 28, 2010	September 27, 2011	2011 vs. 2010	September 28, 2010	September 27, 2011
General and administrative expenses	$28,268	$27,314	(3.4%)	9.2%	8.9%
Depreciation and amortization	13,244	13,984	5.6%	4.3%	4.5%
Restructuring expenses	—	334	* *	0.0%	0.1%
Other operating income	(620)	(776)	25.2%	(0.2%)	(0.3%)

Total operating expenses	$40,892	$40,856	(0.1%)	13.4%	13.2%
Interest expense, net	4,395	2,507	(43.0%)	1.4%	0.8%
Adjustment for Series Z modification	929	—	(100.0%)	0.3%	0.0%
Provision for income taxes	6,076	4,589	(24.5%)	2.0%	1.5%

**	Not meaningful

Our total general and administrative expenses decreased in the third quarter due to lower variable incentive compensation expense, recruiting expense and relocation expense. On a year to date basis, the decline in general and administrative expenses primarily related to lower variable incentive compensation expense and a decline in legal expenses.

Depreciation and amortization expenses increased $0.4 million and $0.7 million for the third quarter and year to date 2011, respectively, when compared to 2010. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the third quarter of 2010. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for 2011 will be in the range of approximately $19.0 million to $21.0 million.

We incurred $0.1 million of restructuring expenses in the third quarter of 2011 related to our plan to close our five commissaries The 2011 year to date restructuring expenses include expenses related to the closure of our commissaries as well as $0.2 million related to the completion of our 2010 plan to restructure the organization to align with our franchise growth model.

Other operating expenses (income) decreased $0.7 million and increased $0.2 million for the third quarter and year to date 2011, respectively. In the third quarter of 2010, we recognized a gain on the sale of a restaurant to a franchisee. On a year to date basis, 2011 includes a gain on the sale of two restaurants to a franchisee in the second quarter as well as a gain recognized on the insurance proceeds from a restaurant fire.

We currently estimate our 2011 annual effective tax rate to be 39.3%, which compares to a 2010 annual effective tax rate of 48.3%. This decrease relates to the elimination of several non-deductible items in 2010, including the

$0.9 million loss on the modification of the Series Z, the additional redemption expense on the Series Z, and the remaining deferred tax associated with our interest rate swap which expired in 2010. We also expect to realize higher federal employment tax credits in 2011 than 2010.

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

The primary driver of our operating cash flow is our restaurant revenue, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including store sales and controllable expenses to ensure a steady stream of operating profits that enable us to meet our cash obligations.

Our results depend on consumer spending, which is influenced by consumer confidence and disposable income. Accordingly, we believe we experience declines in comparable store sales during economic downturns or during periods of economic uncertainty. Any material decline in the amount of consumer discretionary spending could have a material adverse effect on our sales and income.

	39 weeks ended
	September 28, 2010	September 27, 2011
	(dollars in thousands)
Net cash provided by operating activities	$32,552	$25,429
Net cash used in investing activities	(10,560)	(11,955)

Free cash flow	21,992	13,474
Net cash used in financing activities	(19,430)	(14,971)

Net increase (decrease) in cash and cash equivalents	2,562	(1,497)
Cash and cash equivalents, beginning of period	9,885	11,768

Cash and cash equivalents, end of period	$12,447	$10,271

Our free cash flow declined by $8.5 million through the third quarter of 2011 compared to 2010 primarily due to a $4.5 million decline in income from operations, a $1.3 million increase in the purchase of property and equipment, and a decline in working capital in 2011 relative to changes in working capital over the same period in 2010.

Working Capital

Our working capital was $5.6 million and $1.7 million as of December 28, 2010 and September 27, 2011, respectively. This $3.9 million decline was due primarily to the increase in our accrued expenses and other current liabilities as well as an additional $1.9 million for a fifth quarterly installment within the current portion of long-term debt. Accrued expenses and other current liabilities increased due to an increase in deferred revenue for gift card sales. The increase in the current portion of long-term debt relates to the differences between the dating of our fiscal year versus calendar-month dating used in our debt agreement. The increase in accounts receivable was the result of an increase in franchise and license billings for purchases from our commissaries as well as vendor rebates and credits. Prepaid expenses increased due to an increase in prepaid marketing and prepaid software licenses. Other elements of working capital fluctuated in the normal course of business. As of September 27, 2011, we had unrestricted cash of $10.3 million, a decrease of $1.5 million from December 28, 2010.

	December 28, 2010	September 27, 2011	Change
Current assets:
Cash and cash equivalents	$11,768	$10,271	$(1,497)
Restricted cash	709	1,045	336
Accounts receivable	5,841	8,476	2,635
Inventories	5,585	5,816	231
Current deferred income tax assets, net	11,149	10,120	(1,029)
Prepaid expenses	5,955	7,079	1,124
Other current assets	72	73	1

Total current assets	41,079	42,880	1,801
Current liabilities:
Accounts payable	$7,445	$8,552	$1,107
Accrued expenses and other current liabilities	20,471	23,245	2,774
Current portion of long-term debt	7,500	9,375	1,875
Current portion of obligations under capital leases	17	14	(3)

Total current liabilities	35,433	41,186	5,753
Working capital surplus	$5,646	$1,694	$(3,952)

Covenants

We are subject to a number of customary covenants under our term loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of September 27, 2011, we were in compliance with all debt covenants.

Capital Expenditures

During the thirty-nine weeks ended September 27, 2011, we used approximately $12.8 million of cash to pay for additional property and equipment that included the following:

•	$7.3 million for new restaurants and upgrades of existing restaurants, including the installation of new coffee equipment, exterior signs and new menu boards;

•	$4.8 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$0.7 million for information technology and corporate infrastructure.

The majority of our capital expenditures has been and will continue to be for upgrades in our current restaurants, including the installation of new coffee equipment in our restaurants and new exterior signs, and for new company-owned restaurants.

Off-Balance Sheet Arrangements

Other than our revolving facility and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

For the thirty-nine weeks ended September 27, 2011, there were no material changes outside the ordinary course of business to our contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of company management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2011. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that the design and operation of our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in reports that we file or submit under the Exchange Act rules.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 27, 2011, there were no changes to our internal control over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 27, 2011, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 4.	(Removed and Reserved)

Not applicable

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Quarterly Report on Form 10-Q of Einstein Noah Restaurant Group, Inc. for the quarter ended September 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: November 3, 2011	By: /s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: November 3, 2011	By: /s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Financial Officer