Form 10-K
period 2012-01-03
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2012-03-02
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 28, 2011 was $89,026,891 (computed by reference to the closing sale price as reported on the NASDAQ Global Market). As of February 27, 2012 there were 16,849,728 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated herein by reference from the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2011 fiscal year.

EINSTEIN NOAH RESTAURANT GROUP, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements:

We wish to caution our readers that this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated there under, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors discussed under Item 1A.“Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

PART I

As used in this report, the terms “Company,” “ENRGI,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal year ended,” “fiscal year,” “year ended,” or “fiscal” refer to the entire fiscal year, unless the context otherwise indicates.

ITEM 1.	BUSINESS

General development of our Company:

Einstein Noah Restaurant Group, Inc. is a Delaware corporation operating primarily under the Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”) brands. We commenced operations as an operator and franchisor of coffee cafes in 1993. Substantial growth in our restaurant counts have occurred organically and through a series of acquisitions. Our largest acquisition was in 2001 when we acquired substantially all the assets of Einstein/Noah Bagel Corp. We have also grown by opening company-owned restaurants, working with franchisees on development agreements and promoting the licensing of our brand.

On November 29, 2011, we acquired the assets of Kettleman Bagel Company (“Kettleman Bagel”), a five-store bagel chain in Portland, Oregon. We expect to rebrand Kettleman Bagel into Einstein Bros in the first half of fiscal 2012. We paid $5.0 million for all tangible and intangible assets used in the business and expect the five locations, in total, to generate over $5.0 million in annual revenues on a go-forward basis.

We operate under a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2009 and 2010 each contained 52 weeks. Fiscal year 2011 contained 53 weeks. Comparable store sales percentages presented elsewhere in this report are calculated excluding the 53rd week.

Financial information about segments:

We operate in three key business segments, which are supported by a centralized corporate operation:

•	The “company-owned restaurants” segment includes the restaurants that we own. These restaurants have similar investment criteria, economic characteristics and operating characteristics.

•

The “manufacturing and commissary segment” produces and distributes bagel dough and other products to our company-owned restaurants, licensees and franchisees and other third parties. We are in the process of closing our five food commissary facilities to help streamline our supply chain and to reduce our cost base. We expect to complete the closures in the first quarter of fiscal 2012.

•	The “franchise and license” segment earns royalties and other fees from the use of trademarks and operating systems developed for the Einstein Bros., Noah’s and Manhattan Bagel brands.

•	The “corporate support” unit consists of overhead and other activities related to the three key business segments, as well as interest on our debt and depreciation on our assets.

See Note 19 to the consolidated financial statements included in Item 8 of this 10-K for the financial results by segment for fiscal years 2009, 2010 and 2011.

Narrative description of business:

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of January 3, 2012, we had 773 restaurants in 39 states and in the District of Columbia. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants, Noah’s restaurants in three states on the west coast, Manhattan Bagel restaurants concentrated in eight states primarily in the Northeast, and Kettleman Bagel restaurants located in Portland, Oregon. Currently, our Einstein Bros. and Noah’s are predominantly company-owned or licensed, Kettleman Bagel is company-owned and Manhattan Bagel restaurants are franchised except for one company-owned location.

Our product offerings include fresh-baked bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees and an assortment of snacks. Our manufacturing and commissary operations prepare and assemble consistent, high-quality ingredients that are delivered fresh to our restaurants through our network of independent distributors. We seek to create an inviting atmosphere which enables us to attract a diverse group of customers, approximately 60% women and 40% men, primarily in the middle to upper-middle income brackets within our breakfast traffic.

We believe that controlling the development, sourcing, manufacturing and distribution of our key products is an important element in ensuring both quality and profitability. To support this strategy, we have developed proprietary recipes, invested in processing technology and manufacturing capacity, and aligned ourselves with strategic suppliers.

We also believe that through franchising and licensing, we are able to increase our geographic footprint and brand recognition. This allows us to generate additional revenues without incurring significant additional expenses, such as those for capital commitments and rents, and avoid many of the other risks associated with opening new company-owned restaurants.

Employees:

As of January 3, 2012, the Company had 6,506 employees, of whom 200 were corporate personnel, 127 were manufacturing and commissary personnel and 6,179 were restaurant personnel. Most restaurant personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our employees are not represented by a labor organization.

Company-owned restaurants

We generated approximately 90% of our 2011 total revenue from restaurant sales at our company-owned restaurants. For the fiscal year ended January 3, 2012, approximately 67% of our company-owned restaurant revenue was generated from restaurant sales during breakfast hours.

•

Principal products and services sold: Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and hot breakfast sandwiches, freshly prepared lunch sandwiches, cream cheese and other spreads, specialty coffees and teas, soups, salads and other unique menu offerings. Our company-owned Einstein Bros. restaurants typically generate approximately 80% of our total company-owned restaurant sales.

Noah’s is a neighborhood-based, New York inspired bakery/deli restaurant that serves fresh-baked bagels, hot breakfast sandwiches, made-to-order deli-style sandwiches, cream cheese and other spreads, specialty coffees and teas, soups, salads and other unique menu offerings. Our company-owned Noah’s restaurants typically generate approximately 20% of our total company-owned restaurant sales.

Manhattan Bagel provides a traditional New York style boil and baked bagel. Manhattan Bagel also serves a variety of grilled sandwiches, freshly made deli sandwiches, freshly prepared breakfast sandwiches, soups, and a variety of other fresh-baked sweets. Similar to Einstein Bros. and Noah’s, Manhattan Bagel also features a full line of fresh brewed coffees and specialty coffee/espresso beverages. We have one company-owned Manhattan Bagel restaurant that we use for employee and manager training, and to test out new products and services before they are rolled out system-wide.

•

Status of products/services: We are planning to open new company-owned restaurants under the Einstein Bros. brand within existing markets. Our expansion plans are intended to increase penetration of our restaurants into the most attractive markets. In 2011, we acquired nine restaurants and opened an additional four company-owned restaurants. We closed one company-owned restaurant in fiscal 2011. For 2012, we plan to open eight to twelve new company-owned restaurants.

In 2011, we launched our enhanced coffee program. We incurred $8.0 million towards the installation of new coffee machines at our stores. Coffee sales now represent over 10% of our menu mix and continue to grow.

Throughout most of our Einstein Bros. restaurants, we have implemented an improved kitchen display ordering system (“KDS”). The introduction of the KDS is designed to:

•	Reduce the time our guests wait in line before they receive their food;

•	Improve production accuracy compared to a paper ticket process; and

•	Helps reduce waste.

As of January 3, 2012, the KDS has been implemented at 83% of our company-owned restaurants.

We believe catering is an effective way to generate incremental sales, drive trial and expose more people to our food and our brands. We recognize that an effective catering program requires different skills for effectively selling to businesses that frequently utilize catering. In 2009, we implemented a new software program that provides on-line ordering capabilities for our customers, helping us generate, fulfill and deliver catering sales. We believe that this change has reduced the cost of our catering program while at the same time providing a more robust method of attracting new customers and increasing the order frequency of existing customers. Additionally, we believe that our catering channel will continue to benefit from an outsourced and expanded call center, digital marketing and an optimized menu. Catering accounts for approximately 6% of our company-owned restaurant sales.

•

Product Supply: Our purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent product specifications, as well as purchasing guidelines, help to ensure freshness and quality. Our company-owned restaurants purchase their products from approved vendors and/or from our manufacturing and commissary segment (at cost). Because we utilize fresh ingredients in most of our menu offerings, our inventory is maintained at modest levels.

•

Trademarks and service marks: Our rights in our trademarks and service marks are a significant part of all segments of our business. We are the owners of the federal registration rights to the “Einstein Bros.,” “Noah’s New York Bagels” and “Manhattan Bagel” marks, as well as several related word marks and word and design marks related to our core brands. We license the rights to use certain trademarks we own or license to our franchisees and licensees in connection with their operations. Many of our core brand trademarks are also registered in numerous foreign countries. We are party to a co-existence agreement with the Hebrew University of Jerusalem (“HUJ”), which sets forth the terms under which we can use the name Einstein Bros. and the terms and restrictions under which HUJ could license the name and likenesses associated with the Estate of Albert Einstein to a business that competes with us. We also own numerous other trademarks and service marks related to our other brands. We are aware of a number of companies that use various combinations of words in our marks, some of which may have senior rights to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair the use of our marks. It is our policy to defend our marks and their associated goodwill against encroachment by others.

•

Government Regulation: Our restaurants are subject to licensing and regulation by a number of governmental authorities, which include health, safety, labor, sanitation, building and fire agencies in the state, county, or municipality in which the restaurant is located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of restaurants for an indeterminate period of time, fines or third party litigation.

•

Seasonality: Our business is subject to seasonal fluctuations. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

•

Competition: The restaurant industry is intensely competitive. We experience competition from numerous sources in our trade areas. Our restaurants compete based on guests’ needs for breakfast, lunch and afternoon snacks. Our competitors are different for each daypart. The competitive factors include brand awareness, advertising effectiveness, location and attractiveness of facilities, hospitality, environment, quality and speed of guest service and the price/value of products offered. We compete in the fast-casual segment of the restaurant industry, but we also consider other restaurants in the fast-food, specialty food and full-service segments to be our competitors.

Manufacturing and Commissaries:

We generated approximately 8% of our fiscal year 2011 total revenue from our manufacturing and commissary operations.

•

Manufacturing: We currently operate a bagel dough manufacturing facility in Whittier, California and have contracts with two suppliers to produce bagel dough and sweets to our specifications. These facilities provide frozen dough, partially-baked frozen bagels and fully baked sweets for our company-owned restaurants, franchisees and licensees. We use excess capacity to produce bagels for sale to third party resellers.

Commissaries: During fiscal year 2011, we operated five commissaries that were geographically located to best serve our existing company-owned, franchised and licensed restaurants. These operations provided our restaurants with critical food products such as sliced meats, cheeses, and/or certain salad ingredients. We have decided to close our commissaries to help streamline our supply chain and to reduce our costs. We closed one commissary in the fourth quarter of 2011 and expect to close the remaining four commissaries in the first quarter of 2012. We expect that the closing of these facilities will result in annual cost savings of approximately $1.5 million. We recorded restructuring charges of $0.7 million during the fiscal year ended January 3, 2012 related to these closings. We estimate that an additional $0.5 million to $0.8 million of charges will be incurred in 2012 for this restructuring.

•

Product supply: We have proprietary recipes and production processes for our bagel dough, cream cheese and coffee. We believe these recipes ensure product consistency and that our processes provide for the delivery of a variety of consistent, superior quality products at competitive market prices to our company-owned, franchised and licensed restaurants.

Frozen, or partially baked and frozen, bagel dough is shipped to all of our company-owned, franchised and licensed restaurants where the dough is then baked on-site. We believe that our significant know-how and technical expertise for manufacturing and freezing mass quantities of raw dough produces a high-quality product more commonly associated with smaller bakeries.

We negotiate price agreements and contracts depending on supply and demand for our products and commodity trends. These agreements can range in duration from six months to five years. Most of our commodity based food-costs increased in fiscal year 2011. We implemented a cross functional cost team to evaluate innovative ways to target $3.0 million in annualized incremental savings on a go-forward basis without negatively impacting the customer experience.

Wheat represents the most significant raw ingredient we purchase. In an effort to mitigate the risk of increasing market prices, we utilize a third party advisor to manage our wheat purchases. We will continue to work with our third party advisor to strategically source our wheat purchases. As of January 3, 2012, we have secured price protection on approximately 88% of our wheat needs for fiscal year 2012.

We also have developed proprietary coffee blends for sale at our company-owned, franchised and licensed restaurants. In an effort to mitigate the risk of increasing market prices, we utilize a third party advisor to manage our coffee purchases. As of January 3, 2012, we have secured price protection on approximately 93% of our coffee needs for fiscal year 2012.

Our cream cheese is manufactured to our specifications utilizing proprietary recipes. Our cream cheese and sliced cheese products are purchased from one supplier under a contract that expires in 2013. As of January 3, 2012, our supplier has secured pricing on our behalf for 94% of our butter needs and 98% of our Class III milk needs, which are the primary ingredients of our cream cheese and sliced cheese products.

We purchase other ingredients used in our restaurants, such as meat, lettuce, tomatoes and condiments, from a select group of third party suppliers. Our chicken products come from chickens that are cared for in strict accordance with established animal care guidelines and without the use of growth accelerators such as steroids or hormones. Where available, we buy high quality fresh fruits, vegetables and specialty produce from a nationally recognized group of third party suppliers and distributors.

•

Government regulation: Our manufacturing and commissary facilities are licensed and subject to regulation by federal, state and local health and fire codes. We are subject to the regulations of keeping our commissaries USDA compliant. Additionally, we are also subject to federal and state environmental regulations.

•

Competition: Our manufacturing and commissary operations are primarily ancillary and support our company-owned restaurant operations, as well as our franchisees and licensees. Our competition is from several large bakeries and from local bakeries in the states in which we operate.

Franchise and Licensing

Approximately 2% of our 2011 total revenue was generated by our franchise and license operations. Revenue from our franchise and licensing segments are derived from initial up-front fees, royalties on net sales and the purchases of our proprietary products from our manufacturing plant and commissaries.

•

Einstein Bros. franchising: We offer Einstein Bros. franchises to qualified area developers. As of January 3, 2012, we were registered to offer Einstein Bros. franchises in 49 states and the District of Columbia.

We franchise rights to develop restaurants within a defined geographic region within a specified period of time. We are targeting potential franchisees who have the existing infrastructure, operational experience and financial strength to develop several restaurants in a designated market. The franchise agreement requires an up-front fee of $35,000 per restaurant and a 5% royalty based on net sales. Our Einstein Bros. franchise restaurants that have been open for one year generally have average unit volumes of approximately $882,000.

•

Manhattan Bagel franchising: We also have a franchise base in our Manhattan Bagel brand. The typical Manhattan Bagel franchise agreement requires an up-front fee of $25,000 per restaurant and a 5% royalty based on net sales. Our Manhattan Bagel franchise base provides us with the ability to grow this brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. Our Manhattan Bagel franchise restaurants that have been open for one year generally have average unit volumes of approximately $572,000.

•

Licensing: We have license relationships that include Aramark, Sodexo, AAFES, HMS Host and Compass. Our licensees are located primarily in colleges and universities, hospitals, airports and military bases. Our license agreements vary by venue, but typically have a five-year term and provide that the licensee pays us an up-front license fee of $12,500 and a weighted average royalty fee of 6.6%. Our license restaurants generally have average unit volumes of approximately $460,000, reflecting the predominance of college campus locations with a profitable but condensed selling season.

•

Status of development plans or expansion: We are planning to expand our presence through a significant expansion of franchise and license restaurants. We are continuously signing new franchise development agreements and there could be the potential to sell existing company-owned restaurants to prospective franchisees. This strategy allows us to generate additional revenues without incurring significant additional expense, capital commitments or many of the other risks associated with opening new company-owned restaurants. We continue to actively market the Einstein Bros. brand franchise rights in an effort to sign multi-location deals. As of January 3, 2012, we have 22 development agreements in place for 114 total restaurants, 23 of which have already opened. Based upon the development agreements, we expect the remaining 91 new restaurants will open on various dates through 2018. In fiscal 2011, we opened six franchised locations and 40 licensed locations. We are currently planning to open 12 to 14 franchise restaurants and 40 to 54 license restaurants in fiscal 2012.

•

Product supply: Our franchisees and licensees are required to purchase proprietary products through our designated suppliers or directly from us. Our Manhattan Bagel franchisees are not required to buy all of their non-proprietary products directly from us, but rather their product sources must be approved by us.

•

Seasonality: This segment is subject to the same seasonal fluctuations as our company-owned restaurant segment. Additionally, as many of our license locations are on college and university campuses, they are impacted by school schedules which typically include summer and winter breaks. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

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

•	Competition: We compete against similar fast-casual and quick-casual restaurants that franchise and license their brands in the states where we operate.

Corporate Support

•	Principal products/services sold: The support center is not a profit center and is designed to manage and support all of our operations as well as provide general corporate governance.

Financial information about geographic areas:

Our manufacturing operations sell bagels to third parties who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues. Sales shipped internationally are included in manufacturing and commissary revenue, and were $5.3 million, $5.3 million and $7.1 million for fiscal years 2009, 2010 and 2011, respectively. The increase in revenue from fiscal 2010 to fiscal 2011 is primarily due to increased sales volume and price increases. All other revenues were from sales to external customers located in the United States.

Available Information:

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

Additionally, copies of our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports are available for viewing and copying through our internet site (www.einsteinnoah.com), free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. We typically post information about us on our website under the Financials & Media tab.

We also make available on our website and in print to any stockholder who requests it, our Audit and Compensation Committees charters, as well as the Code of Conduct that applies to all directors, officers and associates of the company. Amendments to these documents or waivers related to the Code of Conduct will be made available on our website as soon as reasonably practicable after their execution.

Executive Officers of the Registrant:

Name	Age	Position
Jeffrey J. O'Neill	55	President, Chief Executive Officer and Director
Emanuel P.N. Hilario	44	Chief Financial Officer
Rhonda J. Parish	55	Chief Legal Officer and Secretary

Jeffrey J. O’Neill. Mr. O’Neill joined us in December 2008 when he was appointed President and Chief Executive Officer. Previously, Mr. O’Neill worked for Priszm Income Fund from April 2005 to November 2008. At that time, Priszm was a publicly traded Canadian restaurant income trust with a portfolio of popular brands such as Pizza Hut and Taco Bell and was one of the largest independent KFC franchisees in the world. Mr. O’Neill joined Priszm as President and Chief Operating Officer and was promoted to Chief Executive Officer in January 2008. Mr. O’Neill began his career in Brand Marketing with The Quaker Oats Company. In April 1999, he joined PepsiCo as the President of Pepsi Cola Canada. In 2002, PepsiCo acquired the Quaker Oats Company and in January 2003, Mr. O’Neill returned to Chicago to help lead the integration of the Quaker Oats/Gatorade acquisition. Mr. O’Neill has an Honors Bachelor of Business degree from the University of Ottawa.

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

Rhonda J. Parish. Ms. Parish joined us in January 2010 as Chief Legal Officer. Before joining us, she took a personal sabbatical from August 2008 to December 2009. Ms. Parish worked for Denny’s Corporation from January 1995 to July 2008. She joined Denny’s Corporation as Senior Vice President and General Counsel and was promoted to Executive Vice President/Chief Legal Officer and Secretary of Denny’s Corporation in July 1998. Prior to this, Ms. Parish served as Assistant General Counsel for Wal-Mart Stores, Inc. Ms. Parish received a B.S. degree in Political Science from the University of Central Arkansas and her J.D. degree from the University of Arkansas School of Law.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause the actual results to differ materially from those indicated by forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as verbal forward-looking statements made from time to time by representatives of the Company. An expanded discussion of some of these risk factors follows. The list of risk factors below is not exhaustive. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business, financial condition or results of operations.

Risk Factors Relating to Our Business and Our Industry

General economic conditions, including continuing effects from the recent recession, have affected, and could continue to affect, discretionary consumer spending, particularly spending for meals prepared away from home.

We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The recent recession, coupled with lay-offs, high unemployment rates, foreclosures, bankruptcies, falling home prices and other economic impacts has affected consumers’ ability and willingness to spend discretionary dollars. In recent years, restaurants industry-wide have been adversely affected as a result of reduced consumer spending due to these and other factors. If the weak economy continues for a prolonged period of time or worsens, it could further reduce discretionary consumer spending, cause consumers to trade down to lower priced products within our restaurants, and/or shift to competitors with lower priced products, which in turn could reduce our guest traffic or average check. If negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis. Adverse changes in consumer discretionary spending could be affected by many different factors that are out of our control, including international, national and local economic conditions, any of which could harm our business prospects, financial condition, operating results and cash flows. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

Failure to protect food supplies and adhere to food safety standards could result in food-borne illnesses and adversely affect our business.

We believe that food safety and reputation for quality is of significant importance to any company that, like us, operates in the restaurant industry. Food safety is a focus of increased government regulatory initiatives at the local, state and federal levels.

Failure to protect our food supply or enforce food safety policies, such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Also, our reputation of providing high quality food is an important factor in our guests choosing our restaurants. Instances of food borne illness, or other food safety issues, including food tampering and food contamination, whether or not traced to our restaurants or those of our competitors, could reduce demand for certain or all of our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close and we may be subject to legal liability. An instance of food contamination originating from one of our restaurants, our commissaries or suppliers, or our manufacturing plant could have far-reaching effects, as the contamination, or the perception of contamination could affect substantially all of our restaurants. Publicity related to either product contamination or recalls may also injure our brand and may affect the selection of our restaurants by guests, franchisees and licensees based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees and licensees.

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

Additionally, in the event of the destruction of products such as tomatoes, peppers or massive culling of specific animals such as chickens or turkeys to prevent the spread of disease, the supply and availability of ingredients may become limited. This could dramatically increase the price of certain menu items which could decrease sales of those items or could force us to eliminate those items from our menus entirely. All of these factors could adversely affect our business, reputation and financial results.

Any material failure, inadequacy, interruption or security failure of information technology could harm our ability to effectively operate our business.

We rely on information technology systems across our operations, including for management of supply chain, point-of-sale (“POS”) processing in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of products depends on the reliability and capacity of these systems. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of the Company’s operations, and significant capital investments could be required to remediate the problem.

Credit and debit card data loss, litigation and/or liability could significantly harm our reputation and adversely impact our business.

In connection with credit and debit card sales, we transmit confidential credit and debit card information securely over public networks. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Several companies in a variety of industries recently have reported security breaches during which credit/debit card or other personal identifying information has been compromised. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

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

Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, find acceptable contractors, obtain licenses and permits, manage construction and development costs, recruit and train appropriate staff and properly manage the new restaurant. Our success in opening new franchise and license restaurants is dependent upon, among other factors, our ability to: attract quality businesses with the interest and desire to invest/purchase in our core brands, maintain the effectiveness of our franchise disclosure documents in target states, offer restaurant solutions for a variety of location types and the ability of our franchisees and licensees to: find suitable locations, reach acceptable lease terms, have adequate capital, secure reasonable financing, find available contractors, obtain licenses and permits, manage construction and development costs, locate and train staff appropriately and properly manage the new restaurants. Our success in expanding our franchise business is dependent upon signing additional development agreements along with the refranchising our company-owned restaurants. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Competition in the restaurant industry is intense.

Our industry is highly competitive and there are many well-established competitors, some of which have substantially greater resources than we do. While we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments as competitors. Several fast-casual and fast-food chains are focusing more on breakfast offerings and expanding their specialty coffee offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to attract and retain guests and potential franchisees and licensees.

Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients, including our fresh-baked bagels and made-to-order breakfast and lunch sandwiches, is worth the prices at our restaurants relative to lower prices offered by some of our competitors. Numerous factors including changes in consumer tastes and preferences often affect restaurants. Shifts in consumer preferences away from our type of cuisine and/or the fast-casual style could have a material effect on our results of operations. Dietary trends, such as the consumption of food low in carbohydrate content have, in the past, and may, in the future, negatively impact our sales. Changes in our guests’ spending habits and preferences could have a material adverse effect on our sales. Our results will depend on our ability to respond to changing consumer preferences and tastes. In addition, recent local and state regulations mandating prominent disclosure of nutritional and calorie information may result in reduced demand for some of our products which could be viewed as containing too much fat or too many calories.

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

We depend upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous increases have been made on federal, state and local levels to increase minimum wage levels. Increases in the federal minimum hourly wage rate became effective in mid-2009. Additionally, many states have increased their minimum hourly wage rate above that of the 2009 federal rate with adjustments to many state rates effective in 2011 and 2012. Increases in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

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

In March 2010, comprehensive health care reform legislation was passed and signed into law. Among other things, the health care reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business over the coming years, but our results of operations, financial position and cash flows could be materially affected.

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

We have $74.2 million in debt as of January 3, 2012. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our debt, among other things, could:

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

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our brand, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, alleged discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. For example, in 2008 we settled two class actions in California and made payments of $1.9 million during 2009 in connection with such settlements. There is also a risk of litigation from our franchisees and licensees. We have been subject to a variety of these and other claims from time to time and a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

Approximately 42% of our restaurants are concentrated in five main states and, as a result, we are sensitive to economic and other trends and developments in these states.

As of January 3, 2012, 325 of our restaurants were located in five states (California, Colorado, Florida, Illinois and Texas). As a result, we are particularly susceptible to adverse trends and economic conditions in these states, including their labor markets. Several of these markets have been particularly affected by the economic downturn and the timing and strength of any economic recovery is uncertain. Our geographic concentration increases vulnerability to general adverse economic and industry conditions and may have a disproportionate effect on our overall results of operations as compared to some of our competitors that may have less restaurant concentration. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in these states could have a material adverse effect on our business and operations, as could other regional occurrences such as local labor strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

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

Although we have developed criteria to evaluate and screen prospective candidates, we are limited in the amount of control we can exercise over our franchisees and licensees, and the quality of franchised and licensed restaurant operations may be diminished by any number of factors beyond our control. Franchisees and licensees may not have the business acumen or financial resources necessary to operate successful restaurants in a manner consistent with our standards and requirements and may not hire and train qualified managers and other restaurant personnel. Poor restaurant operations may affect each restaurant’s sales. Our image and reputation, and the image and reputation of other franchisees and licensees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully. In addition, franchisees and licensees are subject to business risks similar to those we face such as competition; consumer acceptance; fluctuations in the cost, availability and quality of raw ingredients; increasing labor costs; and difficultly obtaining proper financing as a result of the downturn in the credit markets. The failure of franchisees and licensees to meet their development obligations or to operate successfully could have a material adverse effect on us, our reputation, our ability to collect royalties, our brands and our ability to attract prospective candidates.

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

Our franchising operations are subject to regulation by the Federal Trade Commission. We must also comply with state franchising laws and a wide range of other state and local rules and regulations applicable to our business. In addition, the Dodd-Frank Act and the rules promulgated thereunder may impose new business or disclosure obligations on us. The failure to comply with or substantial changes in federal, state and local rules and regulations would have an adverse effect on us.

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we are not aware of any environmental conditions that require remediation by us under federal, state or local law at our properties, we have not conducted a comprehensive environmental review of our properties or operations. We may not have identified all of the potential environmental liabilities at our properties, and any such liabilities that are identified in the future may have a material adverse effect on our financial condition. Moreover, the adoption of new or more stringent environmental laws or regulations could result in a material liability to us and the current environmental condition of our leased properties could be harmed by third parties or by the condition of land or operations in the vicinity of our leased properties.

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

Greenlight Capital, L.L.C. and its affiliates (“Greenlight”) beneficially own approximately 64% of our common stock as of January 3, 2012. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders to elect all of the members of our board of directors, and to determine whether a change in control of the Company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight has voted its shares to elect our current board of directors, and the chairman of our board of directors was an employee of Greenlight until February 2011, when he retired from Greenlight.

We have listed our common stock on the NASDAQ Global Market. NASDAQ rules require us to have an audit committee consisting entirely of independent directors. However, under NASDAQ rules, if a single stockholder holds more than 50% of the voting power of a listed company, that company is considered a “controlled company”, and is exempt from several other corporate governance rules, including the requirement that companies have a majority of independent directors and independent director involvement in the selection of director nominees and in the determination of executive compensation. As a result, our stockholders do not have, and may never have, the protections that these rules are intended to provide. We currently have a majority of independent directors on the board of directors and an audit committee and a compensation committee that each consist entirely of independent directors. We do not have a nominating committee; however, all directors participate in the consideration of director nominees.

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

Our Properties

Our headquarters, manufacturing and commissary facilities and all of our restaurants are located on leased premises. Lease terms are usually 5 to 10 years, with two or three 5-year renewal option periods, for total lease terms that average 10 to 20 years. The average company-owned restaurant is 1,800 to 2,500 square feet in size with 30 to 40 seats and is generally located in a neighborhood or regional shopping center. As of January 3, 2012, leases for 56 restaurants are set to expire within the next 12 months and most of these leases contain a renewal option, usually with modified pricing terms to reflect current market rents. We expect to close six to ten company-owned restaurants over the next three years as their leases expire and they cannot be relocated to another area in their market. We expect six to ten restaurant unit relocations to occur in 2012. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been located by the end of twelve months, we consider the restaurant to be closed.

Information with respect to our headquarters, production and commissary facilities is presented below:

Location	Facility	Square Feet	Lease Expiration
Lakewood, Colorado	Headquarters, Support Center, Test Kitchen	44,574	5/31/2017
Whittier, California	Manufacturing Facility and USDA Approved Commissary	54,640	11/30/2013
Carrolton (Dallas), Texas	USDA Approved Commissary	26,820	7/31/2012
Grove City (Columbus), Ohio	USDA Approved Commissary	20,644	8/31/2012
Orlando, Florida	USDA Approved Commissary	7,422	10/31/2012
Denver, Colorado	USDA Approved Commissary	9,200	10/14/2013

We have decided to close all our commissaries by the end of the first quarter of fiscal 2012. Accordingly, we do not plan on renewing the leases for the commissaries.

Our Current Restaurants

As of January 3, 2012, we owned and operated, franchised or licensed 773 restaurants. Our current base of company-owned restaurants under our core brands includes 364 Einstein Bros. restaurants, 70 Noah’s restaurants, 5 Kettleman Bagel restaurants and one Manhattan Bagel restaurant. Also, we franchise 71 Manhattan Bagel restaurants and 23 Einstein Bros. restaurants, and license 239 Einstein Bros. restaurants. We believe that our properties are suitable, adequate, well-maintained and sufficient for our operations.

The following table details our restaurant openings and closings for fiscal 2011:

	Fiscal 2011
	Company Owned	Franchised	Licensed	Total

Consolidated Total
Total beginning balance	431	92	210	733
Opened restaurants	9	6	40	55
Closed restaurants	(1)	(3)	(11)	(15)
Refranchising, net	1	(1)	—	—

Total ending balance	440	94	239	773

As of January 3, 2012, our company-owned facilities, franchisees and licensees operated in various states and in the District of Columbia as follows:

Location	Company	Franchise	License	Total
Alabama	0	0	6	6
Arizona	27	1	5	33
Arkansas	0	2	2	4
California	79	6	12	97
Colorado	34	1	6	41
Connecticut	1	0	1	2
Delaware	1	2	0	3
District of Columbia	1	0	5	6
Florida	51	3	22	76
Georgia	17	1	16	34
Idaho	0	0	2	2
Illinois	33	3	10	46
Indiana	10	1	1	12
Kansas	6	0	2	8
Kentucky	0	0	6	6
Louisiana	0	0	6	6
Maryland	12	0	5	17
Massachusetts	2	0	3	5
Michigan	15	0	8	23
Minnesota	5	0	4	9
Mississippi	0	0	3	3
Missouri	12	2	9	23
Nevada	14	1	5	20
New Hampshire	1	0	0	1
New Jersey	5	28	2	35
New Mexico	5	1	2	8
New York	0	7	0	7
North Carolina	0	3	8	11
Ohio	9	0	12	21
Oklahoma	0	0	1	1
Oregon	13	0	2	15
Pennsylvania	9	22	6	37
South Carolina	0	0	7	7
South Dakota	0	0	1	1
Tennessee	0	1	11	12
Texas	34	4	27	65
Utah	18	0	0	18
Virginia	10	5	15	30
Washington	6	0	3	9
Wisconsin	10	0	3	13

	440	94	239	773

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our franchisees, licensees and employees or former employees and/or contract disputes. We do not believe any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “BAGL”. The following table sets forth the high and low sale prices for our common stock for each fiscal quarter during the periods indicated.

	High	Low
Fiscal 2011:
First Quarter	$17.04	$13.79
Second Quarter	$16.42	$13.54
Third Quarter	$15.99	$12.31
Fourth Quarter	$15.94	$11.48

	High	Low
Fiscal 2010:
First Quarter	$12.59	$9.74
Second Quarter	$13.32	$11.01
Third Quarter	$11.79	$9.66
Fourth Quarter	$13.77	$10.55

As of February 27, 2012, there were approximately 268 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

As permitted by our credit facility, described in further detail in Item 7, our Board of Directors (the “Board”) declared the following dividends in 2010 and 2011:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in thousands)
December 20, 2010	March 1, 2011	$0.125	$2,083	April 15, 2011
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011
August 3, 2011	September 1, 2011	$0.125	$2,096	October 15, 2011
November 2, 2011	December 1, 2011	$0.125	$2,100	January 15, 2012

It is the current expectation of our Board that we will continue to pay a quarterly cash dividend, at the discretion of the Board, dependent on a variety of factors, including available cash and the overall financial condition of the Company. Like other companies incorporated in Delaware, we are also limited by Delaware law as to the payment of dividends. On January 18, 2012, the Board declared a cash dividend on our common stock in the amount of $0.125 per share, payable on April 15, 2012, to shareholders of record as of March 1, 2012.

Prior to December 20, 2010, we had not declared or paid any cash dividends on our common stock as we were precluded from paying cash dividends under our prior financing agreements.

In December 2010, our Board approved a discretionary program to repurchase up to $20.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market in December 2010 or fiscal 2011. The total remaining authorization under the repurchase program was $20.0 million as of January 3, 2012. The repurchase program expires in December 2012 and is subject to compliance with applicable laws and the terms of our credit facility.

Performance Graph

The included performance graph covers the fiscal five-year period from January 3, 2007 through January 3, 2012. The graph compares the total return of our common stock (BAGL) to our current peer group of companies (PGI) and the NASDAQ Composite Index. We believe that the selected PGI represents our competitive peer group as the included companies are multi-concept companies with a similar organizational structure, are participants of the restaurant industry and have a sufficient period of operating history for continuous inclusion in the PGI.

	Measurement period - five years (1) (2)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010	2011
BAGL	$100.00	$242.00	$71.20	$130.13	$183.33	$201.33
PGI (3)	$100.00	$79.49	$65.27	$86.40	$116.97	$148.28
NASDAQ	$100.00	$109.81	$64.20	$94.86	$110.25	$109.66

(1)	Assumes all distributions to stockholders are reinvested on the payment dates.
(2)	Assumes $100 initial investment on December 29, 2006 in BAGL, the PGI, and the NASDAQ Composite Index.
(3)	The PGI is a price-weighted index. The index includes:

•	AFC Enterprises, Inc. (Popeyes Chicken and Biscuits restaurant chain)
•	Jack in the Box Inc.
•	Panera Bread Company
•	Peets Coffee & Tea, Inc.
•	Sonic Corp.
•	Starbucks Corporation
•	The Wendy’s Company (Wendy’s restaurant chain)
•	YUM! Brands, Inc. (KFC, Pizza Hut and Taco Bell restaurant chains)

ITEM 6.	SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8. “Financial Statements and Supplementary Data”. The data shown below is not necessarily indicative of results to be expected for any future period.

	Fiscal years ended:
	January 1, 2008 (52 weeks)	December 30, 2008 (52 weeks)	December 29, 2009 (52 weeks)	December 28, 2010 (52 weeks)	January 3, 2012 (53 weeks)
	(in thousands, except per share data and as otherwise indicated)
Selected Statements of Operations Data:
Revenues	$402,902	$413,450	$408,562	$411,711	$423,595
Cost of goods sold	110,397	112,675	108,052	106,035	112,018
Labor costs	111,453	112,007	113,665	109,005	110,595
Rent and related expenses	36,289	38,389	40,517	39,731	40,322
Other operating costs	35,786	37,781	37,426	37,732	39,116
Marketing costs	3,255	2,264	4,597	9,854	9,836
Manufacturing and commissary costs	24,792	28,566	26,573	25,566	30,441
General and administrative expenses	40,635	36,356	35,463	38,502	36,786
California wage and hour settlements	—	1,900	—	—	—
Senior management transition costs	—	1,335	—	—	—
Restructuring expenses	—	—	—	477	1,099
Depreciation and amortization	11,192	14,100	16,627	17,769	19,259
Loss/(gain) on sale, disposal or abandonment of assets, net of gains	601	198	(93)	(531)	(395)
Impairment charges and other related costs	236	263	818	—	—

Income from operations	28,266	27,616	24,917	27,571	24,518
Interest expense, net (1)	12,387	5,439	6,114	5,135	3,357
Write-off of debt issuance costs upon redemption of term loan	2,071	—	—	966	—
Adjustment for Series Z Modification	—	—	—	929	—

Income before income taxes	13,040	22,177	18,803	20,541	21,161
Provision (benefit) for income taxes	2,499	2,468	(71,560)	9,918	7,958

Net income	$10,541	$19,709	$90,363	$10,623	$13,203

Net income	$10,541	$19,709	$90,363	$10,623	$13,203
Less: Additional redemption on temporary equity	—	—	—	(387)	—
Add: Accretion of premium on Series Z preferred stock	—	—	—	1,072	—

Net income available to common stockholders	$10,541	$19,709	$90,363	$11,308	$13,203

Per share data:
Weighted average number of common shares outstanding -
Basic	13,497,841	15,934,796	16,175,391	16,532,420	16,629,098
Diluted	14,235,625	16,378,965	16,526,869	16,804,726	16,880,321
Net income available to common stockholders per share -
Basic	$0.78	$1.24	$5.59	$0.68	$0.79
Diluted	$0.74	$1.20	$5.47	$0.67	$0.78
Cash dividend declared per common share	$—	$—	$—	$0.125	$0.375
Other Data:
Capital expenditures (2)	$25,869	$26,690	$16,898	$16,597	$18,242
Percent increase (decrease) in system-wide comparable store sales (3)	4.0%	1.4%	(2.4%)	0.3%	0.4%
Percent increase (decrease) in company-owned restaurant comparable store sales (3)	3.7%	(0.1%)	(3.4%)	(0.4%)	0.0%

(1)	Net interest expense can be comprised of interest paid or payable in cash, Series Z additional redemption amounts, and non-cash interest expense resulting from the amortization of debt discounts, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings and interest income from our money market cash accounts.
(2)	Excludes fixed asset purchases for which payment had not occurred as of each year end.
(3)	Comparable store sales represent sales at restaurants open for six fiscal quarters that have not been closed during the current year. System-wide comparable store sales represent all eligible stores that are company-owned, franchised or licensed. Company-owned restaurant comparable store sales only include company-owned restaurants.

	As of:
	January 1, 2008	December 30, 2008	December 29, 2009	December 28, 2010	January 3, 2012
		(in thousands, except “other data” as indicated)
Selected Balance Sheet Data:
Cash and cash equivalents	$9,436	$24,216	$9,885	$11,768	$8,652
Property, plant and equipment, net	47,714	59,747	58,682	56,663	59,017
Total assets	148,562	172,929	213,258	205,067	204,732
Short-term debt and current portion of long-term debt	955	8,088	5,234	7,500	7,500
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value	57,000	57,000	32,194	—	—
Senior notes and other long-term debt, net of discount	88,875	79,787	74,553	80,200	66,700
Total stockholders’ (deficit) equity	(48,570)	(29,982)	64,323	77,386	87,813
Other Data:
Number of locations at end of period	612	649	683	733	773
Franchised and licensed	196	223	255	302	333
Company-owned and operated	416	426	428	431	440

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2009 and 2010 ended on December 29, 2009 and December 28, 2010, respectively, and each contained 52 weeks. Fiscal year 2011 contained 53 weeks and ended on January 3, 2012. Comparable store percentages presented in this Item 7 are calculated excluding the 53rd week.

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

2011 Highlights and Trends

Our results for 2011 reflect the soundness of our business model, the underlying strength of our brands and the talent and dedication of our employees. Despite significant headwinds from commodity costs and another year of a challenging economic environment for our consumers, our results progressively improved as we went through 2011. We continued to focus on our key strategies which are:

•	Drive comparable store sales growth;

•	Enhance corporate margins; and

•	Accelerate unit growth.

Our 2011 system-wide comparable store sales were positive in each of the last three quarters of 2011, with sequential improvement for all quarters in 2011. Comparable store sales in our third and fourth quarters were progressively stronger than the first-half of 2011 on a system-wide and company-owned restaurants basis.

	Q1	Q2	Q3	Q4	Year
System-wide comparable sales	-1.0%	+0.2%	+1.0%	+1.2%	+0.4%
Company-owned comparable sales	-1.4%	-0.3%	+0.7%	+0.8%	+0.0%

The primary reasons for this sequential improvement was strong growth in average check, a favorable mix shift and strength in catering sales. This was partially offset by lower comparable transactions due largely to the rollover of free bagel promotions in 2010.

We grew our breakfast sandwich business, on a comparable store basis, by 12.8% which benefited from the continued success of our bagel thin sandwich platform and our focus on healthy, low calorie food options. Our catering business, on a comparable store basis, grew by approximately 16.5% with our focus on our online ordering system and on search engine/online marketing. We targeted our marketing investments at coupons, directional billboards and digital online media. In 2011, we launched our enhanced coffee program which helped bolster comparable coffee sales by approximately 9% in the fourth quarter. Coffee sales now represent over 10% of our menu mix and continue to grow.

The impact of higher commodity costs negatively impacted our operating margin at our company-owned restaurants and was the primary underlying cause for the 1.1% increase in cost of goods sold as a percentage of company-owned restaurant sales. Most of the commodity pressure was related to wheat, coffee and dairy. As a percentage of company-owned restaurant sales, cost of goods sold increased to 29.6% from 28.5% in 2010. On a combined basis, labor, other operating expenses, occupancy and marketing expenses were flat to 2010 as a percentage of company-owned restaurant sales. To partially offset the impact of inflation, we increased our menu prices and delivered on planned initiatives to reduce our costs.

	Q1	Q2	Q3	Q4	Year
Inflation	2.0%	3.4%	6.0%	4.6%	3.0% to 4.0%
Pricing	0.6%	0.8%	2.0%	0.6%	4.0%
Cost Initiatives	$—	$0.4	$1.0	$1.3	$2.7 million

Our cost initiatives drove $2.7 million in savings primarily driven by:

•	Changes to bagel thin manufacturing and pricing;

•	Changes to bulk bagel packaging; and

•	Freight savings.

Although revenues increased by 13.6% for our manufacturing plant and commissaries, our margins declined by approximately $0.7 million, or 15.3%, as a result of inflationary commodity costs and a shift in sales volume to lower margin export customers.

To streamline our supply chain and to reduce our cost base, in September 2011, we initiated a plan to close our five food commissary facilities. Related to this plan, we incurred approximately $0.7 million of restructuring expenses in 2011 including employee termination benefits and lease termination expenses. We completed the closure of the Grove City (Columbus), Ohio commissary in the fourth quarter and the remaining four commissaries will be closed in the first quarter of 2012. We expect to incur an additional $0.5 million to $0.8 million of restructuring expenses in 2012. We expect to realize annual cost savings of approximately $1.5 million from the closure of these facilities.

We made progress in balancing our unit portfolio toward our goal of having at least 50% of our system-wide units being franchise and license units. The proportion of units in our franchise and license segment to total system-wide units increased to 43% at the end of 2011 from 41% at the end of 2010 as we added a total of 55 new units, which included 46 franchisee and licensee restaurants and nine new company-owned restaurants. We closed 15 units on a system-wide basis. Our refranchising efforts were focused on positioning our franchise base for healthy growth as we acquired four Einstein Bros. and sold three Einstein Bros. We also acquired five restaurants in the Portland, Oregon area which we intend to convert in the first half of fiscal 2012 to Einstein Bros. Bagels. Total net units increased by 40 in fiscal 2011 to 773 from 733 at the end of fiscal 2010.

Throughout 2011, we reaped the rewards of deleveraging our balance sheet in 2010. Our interest expense declined by approximately $1.8 million to $3.4 million as a result of the refinancing our debt and the redemption of all remaining outstanding shares of the Series Z mandatorily redeemable preferred stock (“Series Z”) in 2010. Our average debt balance was $78.9 million in 2011 compared to $101.6 million in 2010 while our weighted average interest rate declined 150 basis points to 3.1% Total debt at the end of the year was $74.2 million.

2012 Outlook

Our execution plan to grow comparable store sales includes:

•	Build traffic by leveraging our strengths in

•	Breakfast (bagels & sandwiches)

•	Smart Choice menu options

•	Everyday value combos

•	Specialty beverages

•	Build average check through bulk bagels, catering, and premium sandwich innovation

•	Build brand awareness with a balanced approach of grass roots and mass marketing

•	Grass roots local brand activation

•	Targeted digital/outdoor media

•	Launch loyalty program

Our catering channel will continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, namely, aggressively managing the sourcing of our commodities, completing the closure of our five food commissaries, utilizing technology to drive sustainable cost advantage, and improving restaurant level operating efficiency through targeted initiatives around product costs and labor.

Our emphasis on acceleration of unit growth will continue to focus on a “Franchise First” growth model, asset light unit economics, penetration into new key channels and expansion of our refranchising and acquisition efforts. Our unit growth plan for 2012 considers our long-term annual growth objective of +10%, or 60 to 80 system-wide openings for 2012. This includes the openings of 8 to 12 company-owned restaurants, 12 to 14 franchised restaurants and 40 to 54 licensed restaurants. We see refranchising our units as an opportunity to attract high quality franchisees that will support our accelerated growth initiatives.

The airport channel is key for us in terms of securing success for our licensees. Highlights of our airport program include:

•	Average Unit Volume of $1.9 million in 2011.

•	+12% Comparable sales growth in 2011.

•	Awarded Dallas/Fort Worth Airport (Terminal A) for potential opening in Q4 2012.

•	Awarded two locations in San Diego Airport for potential opening in Q4 2012.

We expect to spend between $24 million and $26 million in capital expenditures in 2012 which includes the opening of company-owned restaurants and the relocation of additional company-owned restaurants, along with the continued roll-out of our new POS system. We also intend to deploy our capital into areas such as installing drive-thru lanes and adding new exterior signage.

As we move into 2012, we have a robust pipeline of existing franchise development agreements and new license locations. We will continue to host discovery days for potential franchisees as well as expand our license footprint.

We believe we are well positioned to execute on our 2012 plan as our free cash flow continues to be consistently robust as a result of a strong balance sheet as well as our utilization of our deferred tax assets, primarily our net operating loss carryforwards. Furthermore, we expect favorable interest rates in 2012 which, coupled with lower debt balances, will further benefit net income.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, adjustment for Series Z modification, restructuring expenses, write-off of debt issuance costs, and other operating expenses/income

(“Adjusted EBITDA”); net income adjusted for changes in our tax valuation allowance, all adjustments related to the Series Z modification, restructuring expenses, write-off of debt issuance costs, and the reversing effect of a residual amount in other comprehensive income related to a cash flow hedge (“Adjusted Net Income”); earnings per share (“EPS”) adjusted for changes in our tax valuation allowance, all adjustments related to the Series Z modification, restructuring expenses, write-off of debt issuance costs, and the reversing effect of residual amount in other comprehensive income related to cash flow hedge (“Adjusted EPS”) and “Free Cash Flow”, which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, the Board uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA, Adjusted Net Income or Adjusted EPS occur in each reporting period, but have been included in our definitions of these terms based on historical activity. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 29, 34, 39 and 43.

We include in this report information on system-wide comparable store sales percentages. In fiscal 2011, we modified the method by which we determine restaurants included in our comparable store sales percentages to include those restaurants in operation for a full six fiscal quarters. Previously, comparable store sales percentages were based on restaurants that had been in operation for thirteen months. This methodology modification did not have a material impact on previously reported amounts, and therefore previously reported amount have not been restated. Comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, relocations, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. System-wide sales include sales at all our restaurants including those operated by franchisees and licensees. Management reviews the increase or decrease in comparable store sales to assess business trends. Comparable store sales exclude closed locations.

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

Results of Operations for Fiscal 2011 as compared to Fiscal 2010

Financial Highlights

•

Consolidated revenues increased $11.9 million, which was driven by strong increases in our franchise and license revenue, a strong increase in manufacturing revenue and $7.3 million contributed by the extra 53rd week in fiscal 2011.

•	Manufacturing and commissary revenues increased $4.1 million, which was driven by higher frozen dough sales to third party resellers and $0.5 million contributed by the extra 53rd week in fiscal 2011.

•	Franchise and license revenue related revenues grew $1.2 million, which was driven by an increase in comparable store sales of +1.8% and $0.1 million contributed by the extra 53rd week in fiscal 2011.

•	Net income increased 24.3% primarily due to interest savings, a lower effective tax rate and the extra 53rd week.

•	Adjusted EBITDA decreased 1.8% primarily due to inflationary pressures in our product costs.

•

EPS increased to $0.78 per share on a dilutive basis in fiscal 2011 compared to $0.67 per share on a dilutive basis in fiscal 2010. This increase was primarily due to $0.03 in additional EPS contributed by the extra 53rd week, interest rate savings and a lower effective tax rate on our earnings. Restructuring charges incurred in fiscal 2011 reduced our EPS by approximately $0.04 per diluted share.

Consolidated Results – Fiscal 2011 vs Fiscal 2010

	Fiscal year ended
			Increase/ (Decrease)
	(in thousands)
	December 28, 2010	January 3, 2012	2011 vs. 2010
Revenues	$411,711	$423,595	2.9%
Cost of sales	327,923	342,328	4.4%
Operating expenses	56,217	56,749	0.9%

Income from operations	27,571	24,518	(11.1%)
Interest expense, net	5,135	3,357	(34.6%)
Adjustment for Series Z modification*	929	—	(100.0%)
Write-off of debt issuance costs upon redemption of term loan	966	—	(100.0%)

Income before income taxes	20,541	21,161	3.0%
Total provision for income taxes	9,918	7,958	(19.8%)

Net income	$10,623	$13,203	24.3%
Adjustments to net income:
Interest expense, net	5,135	3,357	(34.6%)
Provision for income taxes	9,918	7,958	(19.8%)
Depreciation and amortization	17,769	19,259	8.4%
Series Z modification	929	—	(100.0%)
Write-off of debt issuance costs	966	—	(100.0%)
Restructuring expenses	477	1,099	130.4%
Other operating income	(531)	(395)	(25.6%)

Adjusted EBITDA	$45,286	$44,481	(1.8%)

*	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders’ equity and recorded a discount within interest expense.

Our income from operations declined by $3.1 million in 2011 to $24.5 million primarily as a result of inflationary pressures on our product costs, partially offset by $0.8 million in income from operations resulting from the 53rd week in fiscal 2011.

Total revenues increased by $11.9 million to $423.6 million, primarily the result of increased revenue from our manufacturing and commissary segment and $7.3 million in revenue from the extra 53rd week. System-wide comparable stores were +0.4% for fiscal 2011 due to an increase in average check of +3.7% that was partially offset by a decline in system-wide transactions of -3.3%. Our comparable transactions decreased from 2010 primarily due to the transaction impact of our 2011 promotion not generating as many transactions as our 2010 free bagel Friday promotion. We believe that our catering business will continue to be a strong revenue generator, as evidenced by an increase in catering sales of 16.3% over fiscal 2010. In addition, we maintained our focus on delivering product innovation focused on health and quality, under the theme of “Club Favorites”, a new menu program we introduced in 2011.

Net income increased for fiscal 2011 due to decreases in our overall interest expense, a lower effective tax rate, partially offset by a decline in income from operations. Interest expense, net decreased by $1.8 million primarily due to realizing the impacts of decreasing our overall debt balance during the second half of 2010. The refinancing of our debt combined with the expiration of our interest rate swap, the pay down of our credit facility and the full redemption of our Series Z lowered our average debt balance from $101.6 million for fiscal 2010 to $78.9 million for fiscal 2011. These efforts also decreased our weighted average interest rates on our overall debt from 4.6% for fiscal 2010 to 3.1% for fiscal 2011. Our effective tax rate decreased from 48.3% from fiscal 2010 to 37.6% for fiscal 2011. This decrease relates to the elimination of several items that were non-deductible in 2010, including the $0.9 million adjustment on the modification of the Series Z, the additional redemption amount of the Series Z and the remaining deferred tax associated with our interest rate swap which expired in 2010. Also, the realization of higher federal employment tax credits in 2011 lowered our effective tax rate.

Company-Owned Restaurant Operations

	Fiscal year ended
			Increase/ (Decrease)	Percentage of company-owned restaurant sales
	(in thousands)
	December 28, 2010	January 3, 2012	2011 vs. 2010	December 28, 2010	January 3, 2012
Company-owned restaurant sales	$372,191	$378,723	1.8%
Percent of total revenues	90.4%	89.4%
Cost of sales:
Cost of goods sold	$106,035	$112,018	5.6%	28.5%	29.6%
Labor costs	109,005	110,595	1.5%	29.3%	29.2%
Rent and related expenses	39,731	40,322	1.5%	10.7%	10.6%
Other operating costs	37,732	39,116	3.7%	10.1%	10.3%
Marketing costs	9,854	9,836	(0.2%)	2.6%	2.6%

Total company-owned restaurant costs	$302,357	$311,887	3.2%	81.2%	82.4%

Total company-owned restaurant gross margin	$69,834	$66,836	(4.3%)	18.8%	17.6%

Comparable store sales for our company-owned restaurants for each quarter in 2010 and 2011 were as follows:

	Fiscal 2010	Fiscal 2011	Change
First Quarter	-0.2%	-1.4%	-1.2%
Second Quarter	-2.2%	-0.3%	+1.9%
Third Quarter	-0.2%	+0.7%	+0.9%
Fourth Quarter	+1.0%	+0.8%	-0.2%
Annual	-0.4%	0.0%	+0.4%

Company-owned restaurant sales for fiscal 2011 increased $6.5 million, which was primarily due to the impact of the additional 53rd week in fiscal 2011. Company-owned comparable store sales remained flat, with transactions declining by -4.0% offset by an increase in average check of +4.0%. In fiscal 2011, we acquired nine restaurants, opened an additional four restaurants and closed one restaurant. The majority of our acquisitions and openings occurred during the fourth quarter and contributed $0.9 million of incremental net sales for the year. Restaurant sales for 2010 benefited from $0.4 million in gift certificate breakage from a program that no longer exists.

Our bagel thin sandwich offerings, which were introduced in the second quarter of 2010, comprised 4.9% of our total mix for fiscal 2011, compared to 2.6% for fiscal 2010. Catering sales, which comprised approximately 6.2% of our total sales for fiscal 2011, increased 16.3% from fiscal 2010.

The total costs for company-owned restaurants increased by $9.5 million, primarily due to additional expenses of $5.1 million contributed by the extra 53rd week and inflationary pressures in our product costs. To help offset these costs, we took price increases of 4.0% during 2011 and established several initiatives to control costs.

As a percentage of company-owned restaurant sales, we saw an increase in our food costs from 28.5% for fiscal 2010 to 29.6% for fiscal 2011. This 110 basis point increase includes the impacts of inflation in our commodity costs (+120 basis points) and a product mix shift towards catering and sandwiches (+100 basis points) partially offset by price increases (-60 basis points) and savings from our initiatives (-50 basis points). We anticipate overall inflation to be in the range of 2.0% to 3.0% for fiscal 2012. Most of our commodity-based food costs increased in 2011. We have secured price protection for 88% of our wheat needs and 93% of our coffee needs for fiscal 2012. At this time last year, we had secured price protection on only 44% of our wheat needs and on 70% of our coffee needs. We have also implemented a cross functional team to evaluate innovative ways to target $3.0 million in annualized incremental savings on a go-forward basis without negatively impacting the customer experience.

As a percentage of company-owned restaurant sales, labor costs, other operating costs (which include marketing costs), and rent and related costs were essentially flat to fiscal 2010. We incurred approximately $9.9 million in marketing costs for both fiscal 2010 and fiscal 2011.

Our company-owned restaurant gross margin decreased from 18.8% for fiscal 2010 to 17.6% for fiscal 2011, primarily due to inflationary pressures in our product costs.

Manufacturing and Commissary Operations

	Fiscal year ended
			Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	(in thousands)
	December 28, 2010	January 3, 2012	2011 vs. 2010	December 28, 2010	January 3, 2012
Manufacturing and commissary revenues	$30,405	$34,542	13.6%
Percent of total revenues	7.4%	8.2%
Manufacturing and commissary costs	$25,566	$30,441	19.1%	84.1%	88.1%

Total manufacturing and commissary gross margin	$4,839	$4,101	(15.3%)	15.9%	11.9%

Manufacturing and commissary revenues for fiscal 2011 increased $4.1 million compared to fiscal 2010, driven mainly by higher frozen dough sales to third parties from our manufacturing facilities and $0.5 million contributed by the extra 53rd week in fiscal 2011. Manufacturing and commissary gross margin decreased 15.3% primarily due to higher commodity costs and a shift in sales volume to lower margin export customers. On a year to date basis, gross margin as a percentage of manufacturing and commissary revenue was 11.9%, down from 15.9% in 2010.

We closed our Grove City (Columbus), Ohio commissary in the fourth quarter of 2011 and expect to close the remaining four commissaries in the first quarter of 2012. Based on the operating results of our commissaries for fiscal 2012, we expect to realize annual cost savings of approximately $1.5 million from the closure of these facilities.

	Fiscal year ended
			Increase/ (Decrease)	Percentage of commissary revenues
	(in thousands)
	December 28, 2010	January 3, 2012	2011 vs. 2010	December 28, 2010	January 3, 2012
Commissary revenues	$4,782	$5,426	13.5%
Percent of total revenues	1.2%	1.3%
Commissary costs	$5,976	$6,952	16.3%	125.0%	128.1%

Total commissary gross margin	$(1,194)	$(1,526)	27.8%	(25.0%)	(28.1%)

Franchise and License Operations

	Fiscal year ended
	(in thousands)		Increase/ (Decrease)
	December 28, 2010	January 3, 2012	2011 vs. 2010
Franchise and license related revenues	$9,115	$10,330	13.3%
Percent of total revenues	2.2%	2.4%
Number of franchise and license restaurants	302	333

Overall, franchise and license revenue improvement was driven by continued unit development which has netted an additional 29 licensed locations and 2 franchised locations since December 28, 2010. Franchise and license comparable store sales were +1.8% for the fiscal year ended January 3, 2012. Franchise and license revenue improved by $1.2 million, or 13.3% from 2010, primarily the result of continued unit development and single-digit increases in comparable store sales.

Corporate Support

	Fiscal year ended
			Increase/ (Decrease)	Percentage of total revenues
	(in thousands)
	December 28, 2010	January 3, 2012	2011 vs. 2010	December 28, 2010	January 3, 2012
General and administrative expenses	$38,502	$36,786	(4.5%)	9.4%	8.7%
Depreciation and amortization	17,769	19,259	8.4%	4.3%	4.5%
Restructuring expenses	477	1,099	130.4%	0.1%	0.3%
Other operating income, net	(531)	(395)	(25.6%)	(0.1%)	(0.1%)

Total operating expenses	$56,217	$56,749	0.9%	13.7%	13.4%
Interest expense, net	5,135	3,357	(34.6%)	1.2%	0.8%
Adjustment for Series Z modification	929	—	(100.0%)	0.2%	0.0%
Write-off of debt issuance costs upon redemption of term loan	966	—	(100.0%)	0.2%	0.0%
Provision for income taxes	9,918	7,958	(19.8%)	2.4%	1.9%

Our total general and administrative expenses decreased $1.7 million, or 4.5%, primarily due to declines of $1.9 million in variable incentive compensation and $0.5 million in corporate travel expenses. These decreases in general and administrative expenses were partially offset by an increase in our stock based compensation expense of $0.8 million. Our performance incentive compensation decreased from 2010 as we reached a higher bonus threshold in fiscal 2010 than we did in fiscal 2011. We expect general and administrative expenses for 2012 to be approximately $10.0 million per quarter.

Depreciation and amortization expenses increased $1.5 million, or 8.4%. The increase is due to additional investments in company-owned restaurants that were either added or upgraded throughout fiscal 2011, as well as a full year of depreciation on capital assets added in fiscal 2010. Based on our current planned purchases of capital assets, our existing base of assets and our projections for new purchases of fixed assets, we believe depreciation expense for fiscal 2012 will be in the range of $19.0 million to $21.0 million.

We also incurred $1.1 million in restructuring expenses for fiscal 2011. In 2011, we committed to a plan to close our five commissaries. As a result of this plan, we incurred $0.7 million in charges relating to severance charges, contract termination costs and other miscellaneous charges. We estimate that we will incur an additional $0.5 million to $0.8 million in restructuring expense related to the closing of the commissaries in 2012. In 2010, we approved a plan to restructure the organization to align with our franchise growth model. This reorganization included eliminating certain redundant positions and reducing headcount. We also eliminated redundant positions in the fourth quarter of 2011. As a result of these actions, we incurred an additional $0.4 million of severance charges and other miscellaneous charges during 2011.

Other operating income decreased $0.1 million from fiscal 2010 to fiscal 2011. In the third quarter of 2010, we recognized a gain on the sale of a restaurant to a franchisee. For fiscal 2011, we recognized gains on the sale of three restaurants to franchisees as well as a gain on the insurance proceeds from a restaurant fire, partially offset by $0.3 million in acquisition costs related to the purchase of nine stores in fiscal 2011.

Interest expense, net decreased in 2011 primarily due to the expiration of an interest rate swap agreement in August 2010 and a decrease in additional redemption amounts on previously outstanding mandatorily redeemable preferred stock. Our weighted average interest rate for fiscal 2011 was 3.1%.

The components of our provision for income taxes are as follows:

	December 28, 2010	January 3, 2012
	(in thousands)
Current
Total current income tax provision	$194	$1,040
Deferred
Total deferred income tax provision	9,862	6,899
Change in valuation allowance	(138)	19

Total deferred income tax provision	9,724	6,918

Total income tax provision	$9,918	$7,958

Our effective tax rate decreased from 48.3% from fiscal 2010 to 37.6% for fiscal 2011. This decrease relates to the elimination of several items that were non-deductible in 2010, including the $0.9 million adjustment on the modification of the Series Z, the additional redemption amount of the Series Z and the remaining deferred tax associated with our interest rate swap which expired in 2010. We also realized higher federal employment tax credits in fiscal 2011.

Results of Operations for Fiscal 2010 as compared to Fiscal 2009

Financial Highlights

•	Operating income increased 10.7% to $27.6 million in fiscal 2010 from $24.9 million in fiscal 2009.

•

Net income decreased $79.8 million. EPS decreased to $0.67 per share on a dilutive basis in fiscal 2010 compared to $5.47 per share on a dilutive basis in fiscal 2009. This decrease was primarily due to the benefit from income taxes that we recognized related to the reversal in fiscal 2009 of substantially all of our valuation allowance of $79.3 million on our deferred tax assets, which had an impact of $4.80 per share on a dilutive basis in fiscal 2009.

•	Adjusted EBITDA increased $3.0 million, or 7.1%, to $45.3 million in fiscal 2010 from $42.3 million in fiscal 2009.

•	Adjusted EPS was $0.75 on a dilutive basis in fiscal 2010 compared to $0.67 on a dilutive basis in fiscal 2009.

•	Our net cash from operating activities increased by 29.8% to $43.8 million from $33.7 million.

Consolidated Results – Fiscal 2010 vs Fiscal 2009

	Fiscal Year Ended
			Increase/ (Decrease)	Percentage of total revenues
	(in thousands)
	December 29, 2009	December 28, 2010	2010 vs. 2009	December 29, 2009	December 28, 2010
Revenues	$408,562	$411,711	0.8%
Cost of sales	330,830	327,923	(0.9%)	81.0%	79.6%
Operating expenses	52,815	56,217	6.4%	12.9%	13.7%

Income from operations	24,917	27,571	10.7%	6.1%	6.7%
Interest expense, net	6,114	5,135	(16.0%)	1.5%	1.2%
Adjustment for Series Z modification*	—	929	* *	0.0%	0.2%
Write-off of debt issuance costs upon redemption of term loan	—	966	* *	0.0%	0.2%

Income before income taxes	18,803	20,541	9.2%	4.6%	5.0%
Total (benefit) provision for income tax	(71,560)	9,918	* *	(17.5%)	2.4%

Net income	$90,363	$10,623	(88.2%)	22.1%	2.6%
Adjustments to net income:
Interest expense, net	6,114	5,135	(16.0%)
(Benefit) provision for income taxes	(71,560)	9,918	* *
Depreciation and amortization	16,627	17,769	6.9%
Write-off of debt issuance costs	—	966	* *
Series Z modification	—	929	* *
Restructuring expense	—	477	* *
Other operating expenses (income)	725	(531)	* *

Adjusted EBITDA	$42,269	$45,286	7.1%	10.3%	11.0%

*	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders' equity and recorded a discount within interest expense.
**	Not meaningful

Our income from operations improved by $2.6 million in 2010 to $27.6 million as a result of higher revenues and lower cost of sales offset by an increase in operating expenses.

Total revenues increased by $3.1 million to $411.7 million as a result of increases in company-owned restaurant sales and franchise and license related revenues. Our catering business saw an increase of 9.2% over 2009. System-wide comparable store sales increased +0.3% due to a turnaround in our transactions trend from -2.3% in fiscal 2009 to flat in fiscal 2010 and an increase in average check of +0.3%. We achieved this by growing our base bagel sales and by turning around breakfast sales. Total costs in our company-owned restaurants and manufacturing and commissaries segments decreased $2.9 million. The combination of this increase in revenues and decrease in total cost of sales resulted in an increase of $6.0 million in contribution margin.

Our operating expenses increased by $3.4 million as a result of a $3.0 million increase in general and administrative expenses, a $1.1 million increase in depreciation and amortization expense and $0.5 million in severance expense offset by a net improvement in other operating items of $1.2 million.

Income before income taxes improved $1.7 million in fiscal 2010 to $20.5 million. This comparative of fiscal 2010 to fiscal 2009 is $0.9 million lower than the improvement in our income from operations as a result of the non-cash charges of $1.9 million for an adjustment for our Series Z modification and the write-off of debt issuance costs offset by a $1.0 million decrease in interest expense. Our interest expense declined primarily due to lower additional redemption on our Series Z as a result of the impact of the significant Series Z redemptions we have made since 2009 as well as the expiration of our interest rate swap in August of 2010.

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

Company-owned restaurant sales for fiscal 2010 increased $1.8 million, which was primarily due to three net new company-owned restaurants. Additionally, restaurant sales for fiscal 2010 benefited from $0.4 million in gift certificate breakage from a program that no longer exists.

	Fiscal Year Ended
			Increase/ (Decrease)	Percentage of company-owned restaurant sales
	(in thousands)
	December 29, 2009	December 28, 2010	2010 vs. 2009	December 29, 2009	December 28, 2010
Company-owned restaurant sales	$370,412	$372,191	0.5%
Percent of total revenues	90.7%	90.4%
Cost of sales:
Cost of goods sold	$108,052	$106,035	(1.9%)	29.2%	28.5%
Labor costs	113,665	109,005	(4.1%)	30.7%	29.3%
Rent and related expenses	40,517	39,731	(1.9%)	10.9%	10.7%
Other operating costs	37,426	37,732	0.8%	10.1%	10.1%
Marketing costs	4,597	9,854	114.4%	1.2%	2.6%

Total company-owned restaurant costs	$304,257	$302,357	(0.6%)	82.1%	81.2%

Total company-owned restaurant gross margin	$66,155	$69,834	5.6%	17.9%	18.8%

Comparable store sales for our company-owned restaurants for each quarter in fiscal 2009 and fiscal 2010 were as follows:

	Fiscal 2009	Fiscal 2010	Change
First Quarter	-5.7%	-0.2%	+5.5%
Second Quarter	-3.2%	-2.2%	+1.0%
Third Quarter	-3.1%	-0.2%	+2.9%
Fourth Quarter	-1.7%	+1.0%	+2.7%
Annual	-3.4%	-0.4%	+3.0%

Our company-owned restaurant gross margin increased $3.7 million, or 5.6%, in 2010 primarily due to an increase in sales combined with the success of our operations initiatives. Company-owned restaurant sales increased $1.8 million, or 0.5%, to $372.2 million. Comparable store sales declined -0.4% with transactions declining by -0.8% offset by an increase in average check of +0.4%.

The total costs for company-owned restaurants declined by $1.9 million with our cost of goods sold and labor costs declining by a combined $6.7 million, or 3.0%. This decline in our costs was substantially offset in part by an increase of $5.3 million in our marketing costs.

We were able to control and lower our variable cost of goods sold by 1.9% causing our cost of goods sold to decline from 29.2% to 28.5% as a percent of company-owned restaurant revenues. We renegotiated agreements with several of our suppliers in early 2010 that will further decrease our costs for certain products over the next several years. Most of our commodity-based food costs decreased during fiscal 2010. Wheat represents the most significant raw ingredient we purchase at approximately 8.0% of our cost of goods sold. To mitigate the risk of increasing market prices, we utilized a third party advisor to manage our wheat purchases for our company-owned manufacturing facility. As a result of this relationship, our wheat costs declined throughout fiscal 2010. Further, we believe that we benefited from the successful implementation of our food waste management initiatives and from the installations of our on-site restaurant cameras.

Total labor costs decreased 1.4% as a percentage of company-owned restaurant sales in fiscal 2010 due to labor initiatives we undertook in 2010 and lower health care benefit costs that were incurred.

Other operating costs increased $5.6 million as we more than doubled our investment in marketing to $9.9 million in fiscal 2010 from $4.6 million in fiscal 2009. The increase was principally attributable to increased media marketing including billboard advertising and radio spots.

Manufacturing and Commissary Operations

	Fiscal Year Ended
			Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	(in thousands)
	December 29, 2009	December 28, 2010	2010 vs. 2009	December 29, 2009	December 28, 2010
Manufacturing and commissary revenues	$30,638	$30,405	(0.8%)
Percent of total revenues	7.5%	7.4%
Manufacturing and commissary costs	$26,573	$25,566	(3.8%)	86.7%	84.1%

Total manufacturing and commissary gross margin	$4,065	$4,839	19.0%	13.3%	15.9%

Manufacturing and commissary revenues for fiscal 2010 decreased $0.2 million compared to fiscal 2009. The modest decline was due to a decrease in third party domestic bagel sales, partially offset by a slight increase in international bagel sales as well as growth in sales to our franchise and license locations. Manufacturing and commissary costs decreased substantially in fiscal 2010 as a result of lower raw ingredient costs coupled with savings due to lower use taxes, maintenance and insurance costs for manufacturing and commissary locations, and continued efficiency improvements in our bagel manufacturing facility.

Franchise and License Operations

	Fiscal Year Ended
			Increase/ (Decrease)
	(in thousands)
	December 29, 2009	December 28, 2010	2010 vs. 2009
Franchise and license related revenues	$7,512	$9,115	21.3%
Percent of total revenues	1.8%	2.2%
Number of franchise and license restaurants	255	302

Overall, franchise and license revenue improvement of 21.3% from 2009 was driven by strong royalty streams that were a result of the net opening of 32 license locations and 15 franchise locations over the last twelve months. For fiscal 2010, franchise and license comparable store sales were +2.7%.

Corporate Support

	Fiscal Year Ended
			Increase/ (Decrease)	Percentage of total revenues
	(in thousands)
	December 29, 2009	December 28, 2010	2010 vs. 2009	December 29, 2009	December 28, 2010
General and administrative expenses	$35,463	$38,502	8.6%	8.7%	9.4%
Depreciation and amortization	16,627	17,769	6.9%	4.1%	4.3%
Restructuring expenses	—	477	* *	0.0%	0.1%
Other operating expense/(income)	725	(531)	(173.2%)	0.2%	(0.1%)

Total operating expenses	$52,815	$56,217	6.4%	12.9%	13.7%
Interest expense, net	6,114	5,135	(16.0%)	1.5%	1.2%
Adjustment for Series Z modification	—	929	* *	0.0%	0.2%
Write-off of debt issuance costs upon redemption of term loan	—	966	* *	0.0%	0.2%
(Benefit) provision for income tax	(71,560)	9,918	(113.9%)	(17.5%)	2.4%

**	Not meaningful

Our general and administrative expenses increased $3.0 million in fiscal 2010 compared to fiscal 2009 due to an increase of $1.8 million in incentive compensation as a result of the achievement of performance targets in fiscal 2010 and $0.6 million in stock based compensation. We also incurred $0.5 million in severance expense related to a restructuring plan which was implemented late in 2010. We approved a plan to reorganize the organization to align with our franchise growth model. This reorganization included eliminating certain redundant positions and reducing headcount.

Depreciation and amortization expenses increased $1.1 million or 6.9% in fiscal 2010 compared to fiscal 2009 due to additional assets invested in the company-owned restaurants that were added or upgraded in 2010.

Interest expense, net decreased in fiscal 2010 primarily due to the expiration of the swap in August 2010 and a decrease in the Series Z additional redemption amounts of $0.4 million.

The components of our provision for income taxes are as follows:

	December 29, 2009	December 28, 2010

	(in thousands)
Current
Total current income tax provision	$198	$194
Deferred
Total deferred income tax provision	7,563	9,862
Change in valuation allowance	(79,321)	(138)

Total deferred income tax (benefit) provision	(71,758)	9,724

Total income tax (benefit) provision	$(71,560)	$9,918

In 2009, we recorded a net deferred tax benefit of $71.8 million, comprised of a $79.3 million reversal of substantially all of our valuation allowance, partially offset by deferred tax expense of $7.6 million.

Reconciliation of Non-GAAP Measures to GAAP Measures

EINSTEIN NOAH RESTAURANT GROUP, INC.

NON-GAAP FINANCIAL INFORMATION

	Fiscal Year Ended
	December 29, 2009	December 28, 2010
	(in thousands, except earnings per share and related share information)
Net income available to common stockholders	$90,363	$11,308
Adjustments for:
Less: Change in tax valuation allowance	(79,321)	—
Add: Reversing effect of residual tax amount in other comprehensive income related to cash flow hedge	—	500
Add: Write-off of debt issuance costs upon redemption of term loan	—	966
Add: Restructuring expenses	—	477
Less: Tax effects related to debt issuance costs and restructuring expenses	—	(564)
Add: Adjustment for Series Z modification	—	929
Less: Accretion of premium on Series Z preferred stock	—	(1,072)
Less: Amortization of discount on Series Z preferred stock	—	143

Adjusted net income	$11,042	$12,687

Weighted average number of common shares outstanding:
Basic	16,175,391	16,532,420
Diluted	16,526,869	16,804,726
Net income per share available to common stockholders – Basic	$5.59	$0.68
Adjustments for:
Less: Change in tax valuation allowance	$(4.91)	$—
Add: Reversing effect of residual tax amount in other comprehensive income related to cash flow hedge	$—	$0.03
Add: Write-off of debt issuance costs upon redemption of term loan	$—	$0.06
Add: Restructuring expenses	$—	$0.02
Less: Tax effects related to debt issuance costs and restructuring expenses	$—	$(0.03)
Add: Adjustment for Series Z modification	$—	$0.06
Less: Accretion of premium on Series Z preferred stock	$—	$(0.06)
Less: Amortization of discount on Series Z preferred stock	$—	$0.01
Adjusted net income per common share – Basic	$0.68	$0.77
Net income per share available to common stockholders – Diluted	$5.47	$0.67
Adjustments for:
Less: Change in tax valuation allowance	$(4.80)	$—
Add: Reversing effect of residual tax amount in other comprehensive income related to cash flow hedge	$—	$0.02
Add: Write-off of debt issuance costs upon redemption of term loan	$—	$0.06
Add: Restructuring expenses	$—	$0.02
Less: Tax effects related to debt issuance costs and restructuring expenses	$—	$(0.04)
Add: Adjustment for Series Z modification	$—	$0.06
Less: Accretion of premium on Series Z preferred stock	$—	$(0.05)
Less: Amortization of discount on Series Z preferred stock	$—	$0.01
Adjusted net income per common share – Diluted	$0.67	$0.75

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of January 3, 2012:

	Payments Due by Fiscal Period
	Total	Less than 1 year	1 -3 Years	3 -5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	$74,200	$7,500	$17,813	$48,887	$—
Estimated interest expense on long-term debt (a)	9,190	2,756	4,524	1,910	—
Capital lease obligations	55	24	30	1	—
Operating lease obligations (b)	145,656	31,823	52,735	38,113	22,985
Purchase obligations (c)	35,410	35,097	313	—	—
Other long-term obligations (d)	5,774	—	1,690	1,410	2,674
Accounts payable and accrued expenses	31,181	31,181	—	—	—

Total	$301,466	$108,381	$77,105	$90,321	$25,659

(a)	Calculated as of January 3, 2012, using the fixed rate from the debt associated with the interest rate swap, and the variable LIBOR and U.S. Prime rates, plus the applicable margin in effect for the remainder. As the interest rates on our term loan facility and the revolving credit facility are variable, actual payments could differ materially.
(b)	Amounts represent cash payments and do not include potential renewal options.
(c)	Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.
(d)	Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe that we will generate sufficient cash flow to fund operations, capital expenditures, and required debt and interest payments. Our investment in inventory is minimal because products our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant revenue, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations including store sales and controllable expenses to ensure a steady stream of operating profits that enable us to meet our cash obligations.

Excluding tenant improvement allowances that we typically receive from the landlord, the average cost of a new restaurant was approximately $0.5 million. This amount can vary and is dependent on square footage, layout and location. The cost includes equipment, leasehold improvements, furniture and fixtures, and other related capital. This average cost does not include any pre-opening expenses or capitalized internal development costs. While tenant allowances reduce the cash cost of our restaurants, the amounts vary amongst restaurants as they depend on the location of the restaurant and on other terms of the lease. We are planning to deploy our capital into specific areas of the business such as adding drive-thru lanes to restaurants, adding new exterior signage, upgrades and remodels, and continuing with our KDS installations. We believe that this system improves production accuracy compared to the paper tickets process and helps to reduce waste.

We anticipate that the majority of our capital expenditures for 2012 will be focused on the addition of eight to twelve new company-owned restaurants and the relocation of six to ten company-owned restaurants, along with the continued roll out of our new POS system. We also intend to deploy capital into areas such as installing drive-thru lanes and adding new exterior signage.

The following is information on our restaurant economics as of January 3, 2012 and represents the average company-owned restaurant that has been open longer than one year:

Unit Economics
January 3, 2012
(in thousands)
A) Last 12 months average restaurant sales	$884
B) Restaurant operating profit	$159

C) Margin (B/A)	18%
D) Cash investment cost (1)	$503

E) Cash on cash return (B/D)	32%
F) Restaurant-level earnings before interest, taxes, depreciation, amortization and rent (2)	$229
G) Fully capitalized investment (3)	$1,063

H) Fully capitalized cash on cash return (F/G)	22%

(1)	Amount excludes pre-opening expenses.
(2)	Restaurant operating profit $159,000 plus 2011 average restaurant rent expense of $70,000 per year.
(3)	Average rent expense capitalized at 8 times plus cash investment cost of $503,000.

	Cash Flow Through On A Per Store Basis Fiscal Year Ended January 3, 2012
	Company Owned	Licensed	Franchised (3)
		(in thousands)
Average unit volume	$884	$460	$882
Contribution margin % (1)(2)	18.0%	6.6%	5.0%
Contribution margin	$159	$32	$50
Cash investment	$503	$—	$—
Upfront fee	$—	$12.5	$35

(1)	Reflects contribution margin for company-owned restaurants open for greater than one year and weighted average royalty rate of system.
(2)	Franchisees also contribute 4.0% of sales for marketing activities which equates to an average of $40,000 per location.
(3)	Only reflects Einsteins Bros.

Senior Credit Facility

In December 2010, we entered into a new senior $125 million credit facility with Bank of America and a syndicate of institution lenders, which has since been amended (the “Senior Credit Facility”).

The Senior Credit Facility consists of a:

•	$50.0 million revolving credit facility maturing on December 20, 2015 (“revolver”); and

•	$75.0 million first lien term loan maturing December 20, 2015.

A portion of the revolver remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs. In addition, the entire revolver is available for letters of credit, which reduce the availability on the line. As of January 3, 2012, our availability under the revolver was $36.0 million.

We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

Working Capital

Our working capital position declined by $5.9 million in fiscal 2011. We began fiscal 2011 with working capital of $6.1 million and ended fiscal 2011 with $0.2 million.

	December 28, 2010	January 3, 2011	Change
		(in thousands)
Current assets:
Cash and cash equivalents	$11,768	$8,652	$(3,116)
Restricted cash	709	889	180
Accounts receivable	5,841	7,774	1,933
Inventories	5,585	5,562	(23)
Current deferred income tax assets, net	11,149	9,013	(2,136)
Prepaid expenses	5,955	6,483	528
Other current assets	521	526	5

Total current assets	41,528	38,899	(2,629)
Current liabilities:
Accounts payable	$7,445	$6,591	$(854)
Accrued expenses and other current liabilities	20,488	24,611	4,123
Current portion of long-term debt	7,500	7,500	—

Total current liabilities	35,433	38,702	3,269

Working capital surplus	$6,095	$197	$(5,898)

The decrease is primarily due to the increase in our accrued expenses and other current liabilities, which have increased due to an increase in deferred revenue for gift card sales and for amounts still owed for our acquisitions of restaurant assets. The increase in accounts receivable was the result of an increase in franchise and license billings for purchases from our commissaries as well as vendor rebates and credits. As of January 3, 2012 we had unrestricted cash of $8.7 million, representing a decrease in unrestricted cash of $3.1 million during fiscal 2011. In addition to changes in our unrestricted cash, other elements of working capital fluctuated in the normal course of business.

Free Cash Flow

Free Cash Flow declined by $12.6 million in fiscal 2011, primarily due to a decline of $3.1 million in income from operations, $8.0 million towards the installation of new coffee machines at our stores and $1.9 million towards the implementation of new POS systems at our stores.

	Fiscal year ended
	December 28, 2010	January 3, 2012
	(in thousands)
Net cash provided by operating activities	$43,769	$39,110
Net cash used in investing activities	(15,737)	(23,685)

Free cash flow	28,032	15,425
Net cash used in financing activities	(26,149)	(18,541)

Net increase (decrease) in cash and cash equivalents	1,883	(3,116)
Cash and cash equivalents, beginning of period	9,885	11,768

Cash and cash equivalents, end of period	$11,768	$8,652

Based upon our projections for 2012, we believe our various sources of capital, including availability under our existing credit facility, and cash flow provided by operating activities, are adequate to finance operations and capital expenditures as well as to satisfy the repayment of current debt obligations.

Net Cash Provided by Operating Activities

Net cash generated by operating activities was $39.1 million for fiscal 2011 compared to $43.8 million for fiscal 2010, a 10.6% decrease. The decrease can be attributed to timing differences within our accrued liabilities and accounts receivable. Our accrued expenses increased due to an increase in deferred revenue for gift card sales and for amounts still owed for our acquisitions of restaurant assets. Our accounts receivable increased due to an increase in franchise and license billings for purchases from our commissaries as well as vendor rebates and credits.

Cash Used in Investing Activities

During fiscal 2011, we spent $6.8 million, net of cash acquired, on the purchase of nine restaurants. We also used approximately $18.2 million of cash to purchase additional property and equipment as follows:

•	$10.8 million for new restaurants and upgrades of existing restaurants, including the installation of new coffee equipment, exterior signs and new menu boards;

•	$6.4 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$1.0 million for general corporate purposes.

We also received $1.4 million in proceeds from the sale of three company-owned restaurants to franchisees and insurance proceeds from a restaurant fire.

During fiscal 2010, we used approximately $16.6 million of cash to purchase additional property and equipment as follows and we also received $0.9 million in proceeds from the sale of one company-owned restaurant to a franchisee and sales of equipment:

•	$7.8 million to open new restaurants and upgrade existing restaurants in 2009 and 2010;

•	$6.7 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$2.1 million for general corporate purposes.

Cash Used in Financing Activities

During fiscal 2011, we made payments on our Senior Credit Facility totaling $15.5 million, of which $7.5 million went towards the term loan in accordance with our debt repayment schedule and $8.0 million towards the revolving line of credit. Our outstanding debt balance decreased $13.5 million, based on the above repayments, partially offset by $2.0 million in borrowings on the revolving line of credit. We also paid dividends of $6.3 million during fiscal 2011. We received $1.3 million in proceeds from stock options exercised during fiscal 2011.

During 2010, we made payments on our prior credit facility totaling $79.8 million on the term loan and $11.0 million on the line of credit. We also redeemed $32.2 million of our Series Z. In connection with the entrance into our Senior Credit Facility, we had borrowings of $75.0 million on the term loan, received $12.7 million in proceeds from the line of credit and incurred $2.3 million in debt issuance costs which were capitalized. We received $1.0 million in proceeds from stock option exercises.

Off-Balance Sheet Arrangements

Letters of Credit

We have $7.3 million in letters of credit outstanding under our Senior Credit Facility. The letters of credit expire on various dates during 2012, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation.

Economic Environment and Commodity Volatility

Our results depend on discretionary consumer spending, which is influenced by consumer confidence and disposable income. Declining home values and sales, the negative impact of the changes in the subprime mortgage and credit markets, high unemployment rates and lower consumer confidence as a result of the changes within the economic environment have caused the consumer to experience a real and perceived reduction in disposable income. We believe that this has negatively impacted consumer spending in most segments of the restaurant industry, including the segment in which we compete. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales and income.

We believe our current strategy for dealing with inflation, which is to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with increased costs. However, the impact of inflation on labor and occupancy costs could, in the future, affect our operations. We pay many of our associates based on hourly rates slightly above the applicable minimum federal, state or municipal “living wage” rates. Recent changes in minimum wage laws may create pressure to increase the pay scale for our associates, which would increase our labor costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs.

Inflation on food costs also can also increase our cost of goods sold, which includes food and product costs, compensation costs and other operating costs. Wheat, coffee, butter and cheese are our primary agricultural commodities. Chicken and turkey are other major agricultural commodities which are included in our cost of goods sold. Utilizing a third party, we attempt to lock in our food and product costs over an extended period of time. We believe that this strategy has been effective in dealing with increases to our food and product costs.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements set forth in Item 8 of this Form 10-K for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition, or liquidity in future periods.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additionally, any estimates for contingent liabilities that arise as result of any legal proceedings are discussed in Item 3 of this report.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements set forth in Item 8 of this Form 10-K.

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

In addition, our income tax returns are periodically audited by federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions taken and the allocation of income amongst various tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and record a related liability. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

As of January 3, 2012, we have recorded a valuation allowance of $4.8 million on certain of our deferred tax assets. We have also recorded a liability for unrecognized tax benefits of $1.0 million. The recording of these amounts requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. We believe that our estimates are reasonable; however, actual results could differ from these estimates.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. For the purpose of reviewing restaurant assets for indicators of potential impairment, assets are grouped together at the market level. The Company manages its restaurants by market with significant common costs and promotional activities which are generally not clearly identifiable with an individual restaurant’s cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances may include, but are not limited to, local competition in the area, the ability of existing restaurant management, the necessity of tiered pricing structures and the impact that upgrading our restaurants may have on our estimates. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated, identifiable, undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds its fair value. Generally, a restaurant’s identifiable future cash flow are discounted to estimate its fair value. We have not recorded impairment charges for fiscal 2010 and fiscal 2011.

Impairment of Goodwill and Other Indefinite Lived Intangible Assets

At least annually, we assess the recoverability of goodwill and other intangible assets that are not subject to amortization. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. As of January 3, 2012, the fair value of goodwill and other intangible assets not subject to amortization sufficiently exceeded the carrying values. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Business Combinations

We account for our acquisitions using the acquisition method of accounting, or acquisition accounting. This method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities. As of January 3, 2012, we have recorded preliminary acquisition accounting allocations, which are subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting. In the event that actual results vary from any of the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.

Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities on workers’ compensation, general liability and healthcare benefits. The insurance liabilities represent an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established and are not discounted, with the exception of the workers’ compensation, which is discounted at 10% based upon analysis of historical data and actuarial estimates, and they are reviewed on a quarterly basis to ensure that the liabilities are appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted.

Stock-Based Compensation

We use the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 6 months to 3 years and have contractual terms to exercise of 5 to 10 years. The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new credit facility. Starting in 2010, we began declaring dividends and anticipate that we will continue to pay dividends in the future, at the discretion of the Board, dependent on a variety of factors, including available cash and the overall financial condition of the Company.

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with GAAP and the SEC’s Staff Accounting Bulletin No. 107 using an option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

Gift Card Breakage

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when redeemed by the holder. While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain gift card balances due to the age of the unredeemed balance. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, gift card balances may be recognized as gift card breakage and recorded as a reduction to deferred revenue and an increase to company-owned restaurant revenues. Our estimate of gift card breakage is based upon reasonable and reliable company-specific historical information that we believe is predictive of the future and relates to a large pool of homogenous gift card transactions over a sufficient time frame. We recognized $0.2 million in gift card breakage in each of fiscal 2010 and fiscal 2011. We also recognized $0.4 million in revenue in 2010 related to gift certificate breakage from a gift certificate program that is no longer in place. While these gift certificates will continue to be honored, we have determined the likelihood to be remote for redemption of these gift certificates due to their age and the fact that the program is no longer in place.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets, among other factors.

For fiscal years 2010 and 2011, our results of operations, financial position and cash flows were not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States. Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues.

Our debt as of January 3, 2012 was composed of the Senior Credit Facility. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under our Senior Credit Facility, interest rate changes generally do not affect the fair market value of such debt, but they do impact future earnings and cash flows, assuming other factors are held constant.

On March 3, 2011, we entered into two interest rate cap agreements, to cap our rate on $37.6 million of our debt. The effect of these interest rate caps is to cap the LIBOR portion of the interest rate on our Senior Credit Facility to 3.0%. Each agreement has a two-year term.

Assuming no change in the size or composition of debt as of January 3, 2012, and presuming that the utilization of our accumulated net operating losses would minimize the tax implications for the next several years, a 100 basis point increase in short-term effective interest rates would increase the annual interest expense on our Senior Credit Facility by approximately $0.8 million. Currently, the interest rates on our Senior Credit Facility are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

On an annual basis, we purchase a substantial amount of agricultural products that are subject to fluctuations in price based upon market conditions. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices. We have utilized a third party advisor to manage our wheat purchases. In addition to wheat, we have established contracts and entered into commitments with our vendors for turkey, butter, cheese and coffee.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Einstein Noah Restaurant Group, Inc. and subsidiaries (collectively, “Einstein Noah”) (a Delaware corporation) as of January 3, 2012, and December 28, 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 3, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2). These financial statements and financial statement schedule are the responsibility of Einstein Noah’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Einstein Noah and subsidiaries as of January 3, 2012 and December 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited Einstein Noah Restaurant Group, Inc. and subsidiaries (collectively, “Einstein Noah”) (a Delaware Corporation) internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Einstein Noah’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Einstein Noah’s internal control over financial reporting based on our audit.

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

In our opinion, Einstein Noah maintained, in all material respects, effective internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Einstein Noah as of January 3, 2012, and December 28, 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 3, 2012, and our report dated March 1, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 1, 2012

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 28, 2010	January 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,768	$8,652
Restricted cash	709	889
Accounts receivable, net of $49 and $73 of allowances	5,841	7,774
Inventories	5,585	5,562
Current deferred income tax assets, net	11,149	9,013
Prepaid expenses	5,955	6,483
Other current assets	521	526

Total current assets	41,528	38,899
Property, plant and equipment, net	56,663	59,017
Trademarks and other intangibles, net	63,831	64,382
Goodwill	4,981	9,562
Long-term deferred income tax assets, net	34,554	29,803
Other assets	3,510	3,069

Total assets	$205,067	$204,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,445	$6,591
Accrued expenses and other current liabilities	20,488	24,611
Current portion of long-term debt	7,500	7,500

Total current liabilities	35,433	38,702
Long-term debt	80,200	66,700
Other liabilities	12,048	11,517
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	127,681	116,919

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,655,474 and 16,830,831 shares issued and outstanding	17	17
Additional paid-in capital	270,171	273,736
Accumulated other comprehensive loss, net of income tax	—	(48)
Accumulated deficit	(192,802)	(185,892)

Total stockholders’ equity	77,386	87,813

Total liabilities and stockholders’ equity	$205,067	$204,732

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

	Fiscal year ended
	December 29, 2009	December 28, 2010	January 3, 2012

Revenues:
Company-owned restaurant sales	$370,412	$372,191	$378,723
Manufacturing and commissary revenues	30,638	30,405	34,542
Franchise and license related revenues	7,512	9,115	10,330

Total revenues	408,562	411,711	423,595
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	108,052	106,035	112,018
Labor costs	113,665	109,005	110,595
Rent and related expenses	40,517	39,731	40,322
Other operating costs	37,426	37,732	39,116
Marketing costs	4,597	9,854	9,836

Total company-owned restaurant costs	304,257	302,357	311,887
Manufacturing and commissary costs	26,573	25,566	30,441
General and administrative expenses	35,463	38,502	36,786
Depreciation and amortization	16,627	17,769	19,259
Restructuring expenses	—	477	1,099
Other operating expenses (income), net	725	(531)	(395)

Total costs and expenses	383,645	384,140	399,077
Income from operations	24,917	27,571	24,518
Other expense:
Interest expense, net	6,114	5,135	3,357
Adjustment for Series Z modification	—	929	—
Write-off of debt issuance costs upon redemption of term loan	—	966	—

Income before income taxes	18,803	20,541	21,161
(Benefit) provision for income taxes	(71,560)	9,918	7,958

Net income	$90,363	$10,623	$13,203

Less: Additional redemption on temporary equity	—	(387)	—
Add: Accretion of premium on Series Z preferred stock	—	1,072	—

Net income available to common stockholders	$90,363	$11,308	$13,203

Net income available to common stockholders per share – Basic	$5.59	$0.68	$0.79

Net income available to common stockholders per share – Diluted	$5.47	$0.67	$0.78

Cash dividend declared per common share	$—	$0.125	$0.375

Weighted average number of common shares outstanding:
Basic	16,175,391	16,532,420	16,629,098

Diluted	16,526,869	16,804,726	16,880,321

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal year ended
	December 29, 2009	December 28, 2010	January 3, 2012
Net income available to common stockholders	$90,363	$11,308	$13,203
Unrealized gain on cash flow hedge, net of income tax	1,193	1,277	—
Unrealized loss on interest rate caps, net of income tax	—	—	(48)

Total comprehensive income	$91,556	$12,585	$13,155

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 30, 2008	15,969,167	$16	$264,179	$(2,470)	$(291,707)	$(29,982)
Net income	—	—	—	—	90,363	90,363
Common stock issued upon restricted stock awards	63,776	—	—	—	—	— .
Common stock issued upon stock option exercise	427,777	—	1,808	—	—	1,808
Common stock issued upon stock appreciation right exercise	403	—	—	—	—	—
Stock based compensation expense	—	—	941	—	—	941
Net change in unrealized loss on derivative securities, net of income tax	—	—	—	1,193	—	1,193

Balance, December 29, 2009	16,461,123	$16	$266,928	$(1,277)	$(201,344)	$64,323
Net income	—	—	—	—	10,623	10,623
Common stock issued upon stock option exercise	193,163	1	1,026	—	—	1,027
Common stock issued upon stock appreciation right exercise	1,188	—	—	—	—	—
Stock based compensation expense	—	—	1,532	—	—	1,532
Additional redemption on temporary equity	—	—	(387)	—	—	(387)
Accretion of premium on Series Z Preferred Stock	—	—	1,072	—	—	1,072
Dividend declared	—	—	—	—	(2,081)	(2,081)
Net change in unrealized loss on derivative securities, net of income tax	—	—	—	1,277	—	1,277

Balance, December 28, 2010	16,655,474	$17	$270,171	$—	$(192,802)	$77,386
Net income	—	—	—	—	13,203	13,203
Common stock issued upon stock option exercise	170,503	—	1,253	—	—	1,253
Common stock issued upon stock appreciation right exercise	4,854	—	—	—	—	—
Stock based compensation expense	—	—	2,312	—	—	2,312
Dividends declared	—	—	—	—	(6,293)	(6,293)
Unrealized loss on derivative securities, net of income tax	—	—	—	(48)	—	(48)

Balance, January 3, 2012	16,830,831	$17	$273,736	$(48)	$(185,892)	$87,813

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended
	December 29, 2009	December 28, 2010	January 3, 2012

OPERATING ACTIVITIES:
Net income	$90,363	$10,623	$13,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,627	17,769	19,259
Deferred income tax expense	(71,758)	9,724	6,918
Stock-based compensation expense	941	1,532	2,312
Loss (gain) on disposal of assets	212	(531)	(820)
Impairment charges and other related costs	818	—	—
Adjustment for Series Z modification	—	929	—
Provision for losses on accounts receivable	206	167	69
Amortization of debt issuance and debt discount costs	574	530	449
Write-off of debt issuance costs	—	966	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	18	(201)	(180)
Accounts receivable	624	(212)	(2,002)
Accounts payable and accrued expenses	(1,015)	3,008	956
Other assets and liabilities	(3,910)	(535)	(1,054)

Net cash provided by operating activities	33,700	43,769	39,110
INVESTING ACTIVITIES:
Purchase of property and equipment	(16,898)	(16,597)	(18,242)
Proceeds from the sale and disposal of property, plant and equipment	2	860	1,392
Acquisition of restaurant assets, net of cash acquired	—	—	(6,835)

Net cash used in investing activities	(16,896)	(15,737)	(23,685)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	23,700	2,000
Repayments on line of credit	—	(11,000)	(8,000)
Payments under capital lease obligations	(49)	(11)	(21)
Repayments under the term loan	(8,088)	(79,787)	—
Borrowings under the new term loan	—	75,000	—
Repayments under the credit facility	—	—	(7,500)
Redemptions under mandatorily redeemable Series Z Preferred Stock	(24,806)	(32,194)	—
Additional redemption payments on Series Z Preferred Stock	—	(568)	—
Debt issuance costs	—	(2,315)	—
Dividends paid	—	—	(6,273)
Proceeds upon stock option exercises	1,808	1,026	1,253

Net cash used in financing activities	(31,135)	(26,149)	(18,541)
Net (decrease) increase in cash and cash equivalents	(14,331)	1,883	(3,116)
Cash and cash equivalents, beginning of period	24,216	9,885	11,768

Cash and cash equivalents, end of period	$9,885	$11,768	$8,652

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) is the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of January 3, 2012, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”) and Kettleman Bagel Company (“Kettleman Bagel”). As of January 3, 2012, the Company had 773 restaurants in 39 states and the District of Columbia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company operates three business segments: company-owned restaurant operations, manufacturing and commissary operations, and franchising and licensing operations. A fourth reportable segment, the corporate support unit, facilitates all of the company-owned restaurants, the manufacturing facilities and commissaries, supports the franchisees and licensees, and handles general corporate governance. The company-owned restaurants segment includes brands that have similar investment criteria and economic and operating characteristics. The manufacturing segment produces and distributes bagel dough and other products to the restaurants, licensees, franchisees and other third parties. Intercompany sales to company-owned restaurants have been eliminated. The franchise and license segment earns royalties and other fees from the use of trademarks and operating systems developed for the Company’s brands.

Information regarding the revenues and costs of sales for each business segment has been reported in Note 19 for fiscal years 2009, 2010 and 2011.

Fiscal Year

The Company has a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2009 and 2010, which ended on December 29, 2009 and December 28, 2010, respectively, each contained 52 weeks. Fiscal year 2011, which ended on January 3, 2012, contained 53 weeks.

Reclassifications

For the December 28, 2010 consolidated balance sheet, the Company has reclassed $449,000 of debt issuance costs, which reflects the current portion as of December 28, 2010, from a component of Other Assets to a component of Other Current Assets. The Company has also reclassed $30,000 of capital lease obligations to accrued expenses on the December 28, 2010 consolidated balance sheet.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions for the reporting period and as of the reporting date. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingencies. Actual results could differ from those estimates.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The Company’s financial instruments typically consist of cash equivalents, accounts receivable, accounts payable and debt. The fair values of accounts receivable and accounts payable approximate their carrying values, due to their short-term maturities. As of December 28, 2010 and January 3, 2012, total debt under the senior secured credit facility was $87.7 million and $74.2 million, respectively, and had a fair value of $87.7 million and $71.8 million, respectively, due to the changing credit markets. The fair value of the Company’s debt was estimated based on current rates found in the market place for debt with the same remaining maturities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less when purchased. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Restricted Cash

The Company’s restricted cash consists of funds paid by franchisees that are earmarked as advertising fund contributions and for a deposit required on the Company’s corporate credit card.

Accounts Receivable

The majority of the Company’s receivables are due from franchisees, licensees, distributors and trade customers. The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss and payment history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment and leasehold improvements are recorded at cost or, in the case of a business combination, at fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

useful lives or the non-cancelable lease term. In circumstances where failure to exercise a renewal option would result in the Company incurring an economic penalty, those option periods are included when determining the depreciation period. Costs incurred to repair and maintain the Company’s facilities and equipment are expensed as incurred. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	5 - 10 years
Store and manufacturing equipment	5 years
Furniture and fixtures	5 years
Office and computer equipment	3 years
Vehicles	5 years

Capitalization of Internal Development Costs

The Company capitalizes direct costs associated with the site acquisition and subsequent construction of a company-owned restaurant on that site, including direct internal payroll and payroll-related costs. The Company only capitalizes those site-specific costs incurred subsequent to the time that the site acquisition is considered probable. If the Company makes the determination that a site for which internal development costs have been capitalized will not be subsequently acquired or developed, any previously capitalized internal development costs will be written off to general and administrative expenses.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. For the purpose of reviewing restaurant assets for indicators of potential impairment, assets are grouped together at the market level. The Company manages its restaurants by market with significant common costs and promotional activities which are generally not clearly identifiable with an individual restaurant’s cash flows. Site specific indicators of impairment, if present, are also considered. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual restaurant’s assets exceeds its estimated identifiable undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds its fair value. Generally, a restaurant’s identifiable future cash flows are discounted to estimate its fair value.

The Company recorded approximately $0.8 million of impairment charges related to long–lived assets for the fiscal year ended December 29, 2009. The Company did not record impairment charges for the fiscal years ended December 28, 2010 and January 3, 2012.

Goodwill, Trademarks and Other Intangibles

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in various business combinations. The Company also has other intangibles that consist mainly of trademarks, trade secrets and patents.

The Company’s goodwill and other indefinite lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step approach for testing impairment, using nonrecurring Level 3 inputs. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, the fair value of the reporting unit’s goodwill is

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For indefinite lived intangibles, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

As of December 29, 2009, December 28, 2010 and January 3, 2012, the Company performed impairment analyses of its goodwill and indefinite lived intangible assets. Based on the Company’s testing, there was no indication of impairment to these assets for these fiscal years.

Business Combinations

In accordance with accounting guidance for business combinations, the Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

The Company uses all available information to estimate fair values including the fair value determination of identifiable intangible assets such as franchise rights, and any other significant assets or liabilities. In making these determinations, the Company may use the assistance of an independent third party valuation group. The Company adjusts the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method.

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability and healthcare benefits. The Company maintains coverage with third party insurers which limit the total exposure from medical, workers’ compensation and general liability claims. The self-insurance medical liability, insured workers’ compensation and general liability represent an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established based upon the Company’s analysis of historical data to ensure that the recorded liability is appropriate. The Company’s financial statements could be impacted if actual claims differ from these estimates. The estimated workers’ compensation liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. These estimated liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income statement purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. If the Company

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

determines that a deferred tax asset could be realized in a greater or lesser amount than recorded, the asset’s recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.

The Company reduces its deferred tax assets by a valuation allowance if it determines that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, the Company considers various qualitative and quantitative factors, such as:

•	the level of historical taxable income;

•	the projection of future taxable income over periods in which the deferred tax assets would be deductible;

•	events within the restaurant industry;

•	the cyclical nature of the Company’s business;

•	the health of the economy; and

•	historical trending.

As of January 3, 2012, the Company has established a valuation allowance of approximately $4.8 million on its deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the provision for income tax.

Revenue Recognition

Company-owned restaurant sales – The Company records revenue from the sale of food, beverage and retail items as products are sold. Sales tax amounts collected from customers that are remitted to governmental authorities are excluded from net revenue.

Manufacturing and commissary revenues – Manufacturing and commissary revenues are recorded at the time of shipment to customers. The Company produces bagels for sale to third party resellers, including sales to a wholesaler and a distributor who take possession in the United States and sells outside of the United States. As the product is shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, the Company is not exposed to international risks of loss or foreign exchange currency issues. Approximately $5.3 million, $5.3 million and $7.1 million of sales shipped internationally are included in manufacturing and commissary revenues for fiscal years 2009, 2010 and 2011, respectively.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Franchise and license related revenues – Initial fees received from a franchisee or licensee to establish a new location are recognized as income when the Company has performed its obligations required to assist the franchisee or licensee in opening a new location, which is generally at the time the franchisee or licensee commences operations. Continuing royalties are calculated as a percentage of the net sales of the Company’s franchised and licensed locations. Franchise and license related revenues for fiscal years 2009, 2010 and 2011 include the following:

	Fiscal year ended
	December 29, 2009	December 28, 2010	January 3, 2012
		(in thousands)
Royalties	$6,902	$8,131	$9,457
Fees	610	984	873

Total	$7,512	$9,115	$10,330

Deferred franchise and license revenue, which is included in other liabilities on the consolidated balance sheet, are summarized as follows:

	December 28, 2010	January 3, 2012
	(in thousands)
Deferred franchise and license revenue—current	$279	$386
Deferred franchise and license revenue—long-term	600	663

Deferred franchise and license revenue	$879	$1,049

Gift Cards – Proceeds from the sale of gift cards are recorded as deferred revenue within accrued expenses, and recognized as income when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

While the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of operations as a component of company-owned restaurant sales revenue.

Income from gift card breakage was $0.2 million for each of the fiscal years ended 2009, 2010 and 2011. For fiscal year 2010, the Company also recognized $0.4 million in revenue related to gift certificate breakage from a gift certificate program that no longer existed. While these gift certificates will continue to be honored, the Company has determined the likelihood to be remote for redemption of these gift certificates due to their age and the fact that the program is no longer in place.

Preopening Costs

Preopening costs, including rent, wages, food and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Advertising Costs

The Company expenses advertising costs as incurred except for expenses related to the development and production of a major commercial or media campaign which are charged to income during the period in which the advertisement is first presented by the media. Advertising costs were $4.6 million, $9.9 million and $9.9 million for fiscal years 2009, 2010 and 2011, respectively, and are included in company-owned restaurant costs in the consolidated statements of operations. The Company had $0.2 million and $0.6 million of prepaid advertising expenses as of December 28, 2010 and January 3, 2012, respectively, which are included as a component of prepaid expenses on the consolidated balance sheet.

Leases and Deferred Rent

The Company leases all of its restaurant properties under operating leases. The Company also has equipment leases that qualify as either an operating lease or capital lease.

For a lease that contains rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between rent paid and the straight-line rent expense as deferred rent payable. Incentive payments received from landlords are recorded as an offset to deferred rent payable and are amortized on a straight-line basis over the lease term as a reduction of rent. As of December 28, 2010 and January 3, 2012, the Company had $5.6 million and $5.7 million, respectively, of deferred rent payable, net of landlord incentives, recorded as a component of other liabilities on the consolidated balance sheet.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the weighted-average number of common shares outstanding, as well as sets forth the computation of basic and diluted net income per common share for the periods:

	Fiscal year ended
	December 29,	December 28,	January 3,
	2009	2010	2012
	(in thousands, except earnings per share and related share information)
Net income	$90,363	$10,623	$13,203
Less: Additional redemption on temporary equity	—	(387)	—
Add: Accretion of premium on Series Z preferred stock	—	1,072	—

Net income available to common stockholders (a)	$90,363	$11,308	$13,203

Basic weighted average shares outstanding (b)	16,175,391	16,532,420	16,629,098
Dilutive effect of stock options and SARs	351,478	272,306	251,223

Diluted weighted average shares outstanding (c)	16,526,869	16,804,726	16,880,321

Net income available to common stockholders per share-Basic (a)/(b)	$5.59	$0.68	$0.79

Net income available to common stockholders per share-Diluted (a)/(c)	$5.47	$0.67	$0.78

Anti-dilutive stock options and SARs	407,539	236,275	405,374

Stock-Based Compensation

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units or restricted stock to employees, non-employee directors and consultants. Restricted stock and restricted stock units are valued using the closing stock price on the date of grant. The fair value of an option award is determined using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs. The Company’s assumptions are as follows:

•	Expected Term - The expected term of options is based upon evaluations of historical and expected future exercise behavior.

•	Risk Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.

•

Implied Volatility - Implied volatility is based on the mean reverting average of the Company’s historical stock volatility and that of an industry peer group. The Company believes that the use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage, combined with the effects that mandatory principal payments will have on the Company’s capital structure, as defined under its debt facility.

•

Dividend Yield—The Company declared dividends in fiscal 2010 and fiscal 2011, and anticipates that it will continue to pay dividends in the future, at the discretion of its Board of Directors (the “Board”). The payment of dividends is dependent on a variety of factors, including available cash and the overall financial condition of the Company.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Vesting of awards can either be based on the passage of time or on the achievement of performance goals. For awards that vest on the passage of time, compensation cost is recognized using a graded vesting attribution method over the vesting period. For performance based awards, the Company will recognize compensation costs over the requisite service period when conditions for achievement become probable. The Company also estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ or are expected to differ.

Concentrations of Risk

The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.

The Company purchases a majority of its frozen bagel dough from a single supplier who utilizes the Company’s proprietary processes and on whom the Company is dependent in the short-term. The Company also purchases all of its cream cheese from a single source. The Company has not experienced significant difficulties with its suppliers, but the reliance on a limited number of suppliers subjects the Company to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. Any disruption in the supply or degradation in the quality of the materials provided by the suppliers could have a material adverse effect on the Company’s business, including its ability to develop a strong brand identity and a loyal customer base. This could have a detrimental effect on the Company’s operating results and financial condition.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend fair value disclosure requirements. The updated guidance requires separate disclosures of transfers into and out of Levels 1 and 2, more detailed reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and Level 3 measurements. The Company has adopted the disclosure requirements of the new guidance. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance further amending the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of the first quarter of fiscal 2012. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The guidance will become effective for the Company at the beginning of the first quarter of fiscal 2012, with early adoption permitted. The Company has adopted this guidance as of the fourth quarter of fiscal 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In September 2011, the FASB issued guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance will become effective for the Company at the beginning of the first quarter of fiscal 2012. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	BUSINESS COMBINATIONS

The Company acquired nine restaurants during the fiscal year ended January 3, 2012. The most significant acquisition was of the assets of Kettleman Bagel Company, a five-store bagel chain in Portland, Oregon, for $5.0 million. The Company expects to rebrand Kettleman Bagel into Einstein Bros. in the first half of fiscal 2012. The other four purchases were from franchisees.

The following table summarizes the estimated fair values of the Company’s acquisitions during the fiscal year ended January 3, 2012:

Fiscal year ended
January 3, 2012
(in thousands)
Cash and cash equivalents	$6
Inventories	99
Other current assets	22
Property, plant and equipment	2,185
Trademarks and other intangibles	576
Goodwill	4,581
Accrued expense and other current liabilities	(199)

Total purchase price	$7,270
Amounts withheld	(429)

Net cash paid at closing	$6,841

The goodwill of $4.6 million arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. All of the goodwill recognized is expected to be deductible for income tax purposes.

The Company withholds certain amounts at the closing of each transaction for specified periods of time. The amounts withheld are applied to any invoices that relate to the seller after the closing date of the transaction. The Company will then pay the difference to the seller at an agreed upon date. As of January 3, 2012, the Company has $0.4 million recorded as a component of accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

The Company treats acquisition related costs as expenses in the periods in which they are incurred. For the fiscal year ended January 3, 2012, the Company recorded $0.3 million in acquisition costs related to these nine acquisitions. These amounts are included in other operating expenses (income), net on the accompanying consolidated statement of operations.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	INVENTORIES

Inventories consist of the following as of:

	December 28, 2010	January 3, 2012
	(in thousands)
Finished goods	$4,205	$4,489
Raw materials	1,380	1,073

Total inventories	$5,585	$5,562

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of:

	December 28, 2010	January 3, 2012
	(in thousands)
Leasehold improvements	$104,452	$108,833
Store and manufacturing equipment	88,630	94,984
Furniture and fixtures	1,320	1,356
Office and computer equipment	18,274	24,609
Vehicles	41	41

Property, plant and equipment	212,717	229,823
Less accumulated depreciation	156,054	170,806

Property, plant and equipment, net	$56,663	$59,017

Depreciation expense was $16.6 million, $17.8 million and $19.2 million for the fiscal years ended 2009, 2010 and 2011, respectively. The Company does not allocate depreciation expense to cost of sales.

6.	GOODWILL, TRADEMARKS AND OTHER INTANGIBLES

The Company’s goodwill was $5.0 million and $9.6 million for the fiscal years ended December 28, 2010 and January 3, 2012, respectively. $5.0 million of the goodwill is attributable to the Company’s acquisition of Manhattan Bagel in 1998. The $4.6 million increase is due to the Company’s acquisitions in fiscal 2011 (see Note 3).

The Company’s trademarks, which are non-amortizing intangibles, were $63.8 million for both fiscal years 2010 and 2011.

The Company’s amortizing intangible assets consist of the following as of:

	January 3, 2012
	Weighted Average Life Remaining (yrs)	Gross (1)	Accumulated Amortization (1)	Net
	(dollars in thousands)
Tradename	0.42	$38	$(6)	$32
Reacquired rights	7.68	377	(17)	360
Noncompete agreements	2.92	76	(2)	74
Favorable leases	5.18	85	—	85

	6.24	$576	$(25)	$551

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company estimates that the amortization of these intangibles will approximate $0.1 million per year over the next five years.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of:

	December 28,	January 3,
	2010	2012
	(in thousands)
Payroll and labor related expense	$11,580	$12,431
Sales, use and property tax expense	2,708	2,877
Dividends payable	2,081	2,100
Deferred gift card revenue	1,039	3,165
Other	3,080	4,038

Total accrued expenses and other current liabilities	$20,488	$24,611

Other increased by $1.0 million due to $0.4 million of amounts due on the Company’s acquisitions and the timing of accruals in the normal course of business.

8.	LONG-TERM DEBT

On December 20, 2010, the Company entered into a $125 million credit facility with Bank of America and a syndicate of institutional lenders, which has since been amended (the “Senior Credit Facility”).

The Senior Credit Facility has a commitment of up to $125 million, including a term loan of up to $75 million (the “Term Loan”) and a revolving credit facility of up to $50 million (the “Revolving Facility”). Borrowings under the Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a variable base rate or a Eurodollar rate (which is calculated based off of London InterBank Offered Rates (“LIBOR”)). The applicable margin for Eurodollar rate loans ranges from 2.5% to 3.0% and for base rate loans ranges from 1.5% to 2.0%, depending on the level of the Company’s consolidated leverage ratio (as defined in the Senior Credit Facility). Upon the occurrence of a payment event of default which is continuing, all amounts due under the Senior Credit Facility will bear interest at 2.0% above the interest rate otherwise applicable.

The Senior Credit Facility matures on December 20, 2015 (the “Maturity Date”). Commencing March 31, 2011, quarterly payments on the term loan, ranging in value between $1.8 million and $2.8 million over the term of the Senior Credit Facility, are due on the last day of each calendar quarter, with any remaining amounts due and payable upon maturity. The Term Loan also requires mandatory prepayments of:

•	100% of net cash proceeds of asset sales and insurance and condemnation proceeds above a threshold and subject to the ability to reinvest under certain circumstances; and

•	100% of net cash proceeds of any debt issued by the Company, subject to certain exceptions.

The Senior Credit Facility contains a number of negative covenants that will limit the Company from taking certain actions. The Company is also required to maintain:

•	a minimum consolidated fixed charge coverage ratio ranging from 1.25x to 1.35x; and

•	a maximum consolidated leverage ratio ranging from 2.00x to 2.75x.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Senior Credit Facility limits annual capital expenditures to $35.0 million for 2011 and $32.0 million thereafter, but allows, subject to certain conditions, for a percentage of any unused portion of the capital expenditure limit to be carried forward into the following year.

The Senior Credit Facility contains customary events of default. In addition, the Senior Credit Facility provides for (i) an incremental term loan (the “Incremental Term Loan”) and (ii) an increase in the Revolving Facility (the “Revolving Facility Increase” and together with the Incremental Term Loan, the “Incremental Facilities”) of up to $50 million to be used by the Company, if needed, solely for the purpose of making acquisitions permitted under the Senior Credit Facility. If the Company chooses to draw down the Incremental Facilities, the outstanding amount of the Incremental Facilities must be repaid in equal quarterly installments on the last day of each calendar quarter, with any remaining amounts due and payable on the Maturity Date. Borrowings under the Incremental Facilities, if any, will bear interest at the same rate schedule as other borrowings under the Senior Credit Facility. Availability of the Incremental Facilities is subject to customary borrowing conditions, including absence of any default or material adverse change, and to a requirement of advanced successful syndication of the Incremental Facilities.

As of January 3, 2012, the Company had $7.3 million in letters of credit outstanding on its Senior Credit Facility. The letters of credit expire on various dates during 2012, are generally automatically renewable for one additional year and are payable upon demand in the event that the Company fails to pay the underlying obligation. Letters of credit reduce the Company’s availability under its Revolving Facility. The Company’s availability under its Revolving Facility was $36.0 million as of January 3, 2012.

During the term of the Senior Credit Facility, and subject to pro forma compliance with the fixed charge coverage ratio covenant and with certain consolidated leverage ratio requirements, and having specified excess availability under the Revolving Facility, the Company is permitted to repurchase up to $20.0 million of its common stock and make dividends of up to $10.0 million. The Company may make additional dividends and repurchases of its common stock, in excess of these amounts, using excess cash flow (as defined in the Senior Credit Facility).

The Company may prepay amounts outstanding under the Senior Credit Facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

On December 20, 2010, as a condition to the effectiveness of the Senior Credit Facility, the Company entered into a guaranty and security agreement with Bank of America (the “Guaranty”). The Guaranty is secured by a first priority security interest in all the assets of the Company, including a pledge of 100% of the Company’s interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.

In conjunction with the entry into the Senior Credit Facility, the Company terminated its prior credit facility. The Company prepaid the outstanding balance of $85.6 million. No early termination or prepayment penalties were incurred.

As of January 3, 2012, the weighted-average interest rate under the Senior Credit Facility, excluding the amortization of debt issuance costs and other fees, was 3.1%. Excluding the amortization of debt issuance costs and other fees, the Company incurred $2.5 million of interest expense in fiscal 2011. As of January 3, 2012, the Company was in compliance with all financial and operating covenants.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s obligations on its Senior Credit Facility are as follows:

Fiscal year (in thousands)
2012	$7,500
2013	9,375
2014	8,438
2015	48,887

$74,200

Debt Issuance Costs

Debt issuance costs, which are reported as a component of other current assets and other assets, are summarized as follows:

	December 28,	January 3,
	2010	2012
	(in thousands)
Debt issuance costs - current	$449	$447
Debt issuance costs - long-term	1,866	1,384

Total	$2,315	$1,831

Amortization expense relating to debt issuance costs was $0.6 million, $0.5 million and $0.4 million for the fiscal years 2009, 2010 and 2011, respectively, and is included in interest expense in the accompanying consolidated statements of operations. In the fourth quarter of fiscal year 2010, the Company recorded a charge of approximately $1.0 million in unamortized debt issuance costs related to its prior credit facility.

9.	DERIVATIVES

On May 7, 2008, the Company entered into an interest rate swap agreement relating to its prior term loan, effective August 2008. The Company made payments based on a fixed interest rate of 3.52% calculated on an initial notional amount of $60.0 million. In exchange, the Company received interest on $60.0 million of notional amount at a variable rate. The variable rate interest the Company received was based on the one-month LIBOR. The net effect of the swap was to fix the interest rate on $60.0 million of the Company’s prior debt facility at 3.52% plus an applicable margin. This agreement expired in August 2010.

On March 3, 2011, the Company entered into two interest rate cap agreements relating to the Senior Credit Facility. Each agreement has a two year term. The Company entered into the interest rate caps for a cap rate of 3.0% calculated on an initial notional amount of $18.75 million on each cap for a total notional amount of $37.5 million based on the 3-month LIBOR. The effect of the interest rate caps is to cap the LIBOR portion of the interest rate at 3.0%.

The interest rate agreements described above qualify as cash flow hedges. Fair value measurements were performed using significant other inputs (Level 2) to calculate an asset of approximately $3 thousand as of January 3, 2012, which was recorded in prepaid expenses on the accompanying consolidated balance sheet. As of January 3, 2012, unrealized losses associated with the interest rate cap agreements, net of $31 thousand in income taxes, are recorded in accumulated other comprehensive loss within stockholders’ equity.

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

On May 28, 2009, the Company and Halpern Denny agreed that the Company would redeem shares in accordance with a designated schedule with the final payment occurring June 30, 2010. The first redemption payment was made on June 30, 2009. All subsequent redemption payments included additional redemption price per share based on a rate that was 250 bps higher than the highest rate paid on the Company’s funded indebtedness, as provided in the Certificate of Designation for the Series Z.

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

During fiscal year 2010, the Company redeemed $32.2 million of Series Z shares and accrued additional redemption amount of approximately $2.6 million.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	STOCKHOLDERS’ EQUITY

Common Stock

The Company intends to pay regular quarterly dividends at the discretion of its Board. The issuance of a dividend is dependent on a variety of factors, including, but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s Senior Credit Facility. The Company declared the following dividends during fiscal years 2010 and 2011:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in thousands)
December 20, 2010	March 1, 2011	$0.125	$2,083	April 15, 2011
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011
August 3, 2011	September 1, 2011	$0.125	$2,096	October15, 2011
November 2, 2011	December 1, 2011	$0.125	$2,100	January 15, 2012

In December 2010, the Board authorized up to $20 million in share repurchases of the Company’s common stock. The amount and timing of the share repurchases in the open market or in privately negotiated transactions will be subject to an assessment of market conditions and other economic factors. This authorization expires in two years and is subject to compliance with applicable laws and the terms of the Company’s Senior Credit Facility. The Company did not repurchase any shares of its common stock in fiscal years 2010 or 2011.

Series A Junior Participating Preferred Stock

In June 1999, the Board authorized the issuance of 700,000 shares of Series A junior participating preferred stock. There were no shares issued or outstanding during fiscal years 2010 and 2011.

12.	STOCK-BASED COMPENSATION

As of January 3, 2012, the Company had three stock-based compensation plans under which it was still issuing awards: the 2011 Omnibus Incentive Plan, the Equity Plan for Non-Employee Directors and a Stock Appreciation Rights Plan. Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. The Company has also issued restricted stock to its chief executive officer.

2011 Omnibus Incentive Plan

On May 3, 2011, the 2011 Omnibus Incentive Plan (the “Omnibus Plan”) became effective after approval by the Board and the Company’s shareholders. The Omnibus Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards and other stock based awards. All of the Company’s employees and third party service providers are eligible to receive awards. The Omnibus Plan will terminate automatically in May 2021, unless terminated by the Board at an earlier date. The Board has the authority to amend, modify or terminate the Omnibus Plan, subject to any required approval by the Company’s stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the Omnibus Plan without the consent of the holders. Options generally are granted with an exercise price equal to the fair market value on the date of grant and have a contractual life of ten years. Vesting can either be based on the passage of time or on the achievement of performance goals. The Omnibus Plan provides for the issuance of up to 1,000,000 shares of common stock to eligible individuals through the various forms of permitted awards.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The maximum number of shares for which options or stock appreciation rights may be granted to any participant is 300,000 per year and the maximum number of shares that may be paid to any participant in the form of restricted stock, restricted stock units, performance shares or other stock based awards is 300,000 shares per year. The maximum aggregate amount that may be paid under an award of performance units, cash-based awards or any other award payable in cash, in each case that are performance-based compensation, is $5.0 million. As of January 3, 2012, there were 902,470 shares remaining available for issuance under the Omnibus Plan.

Equity Plan for Non-Employee Directors

On December 19, 2003, the Board adopted the Stock Option Plan for Independent Directors. On May 3, 2011, the Board and the Company’s shareholders approved the amendment and restatement of this plan. Amongst other changes, the name of the plan was changed to the Equity Plan for Non-Employee Directors (the “Equity Plan”). The Equity Plan provides for the granting of nonqualified stock options, restricted stock and restricted stock units to independent directors. The Board may amend, suspend, or terminate the Equity Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holder’s consent. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for five years from the date of grant unless earlier terminated. The Equity Plan provides for the issuance of up to 500,000 shares of common stock to eligible participants. As of January 3, 2012, there were 142,376 shares remaining available for issuance under the Equity Plan.

Stock Appreciation Rights Plan

On February 17, 2007, the Board adopted the Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provides for the granting of stock appreciation rights to employees. The SAR plan has no set expiration date. The Board has the authority to amend, modify or terminate the SAR Plan, subject to any required approval by stockholders under applicable law or upon advice of counsel, provided that, with limited exception, no modification will adversely affect outstanding rights. The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant and will be paid in stock when they are exercised by the employee. The rights expire upon the earlier of the termination date of the SAR Plan or termination of employment, typically vest over a two-year service period and have a contractual life of five years.

The SAR Plan provides for 150,000 shares to be issued pursuant to stock appreciation rights. As of January 3, 2012, there were 36,685 shares remaining under this authorization.

Stock Based Compensation Cost

Stock-based compensation for fiscal years 2009, 2010 and 2011 was $0.9 million, $1.5 million and $2.3 million, respectively, and is included in general and administrative expenses.

The fair value of stock options and SARs granted during fiscal years 2009, 2010 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

Fiscal Year Ended
	December 29, 2009	December 28, 2010	January 3, 2012
Expected life	2.75 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.13 - 2.8%	0.67 - 2.74%	0.38 - 2.61%
Volatility	40 - 42%	42 - 43%	42 - 44%
Assumed dividend yield	0%	0%	3.31%

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Option and SARs Activity

The weighted-average fair value of stock options and SARs issued and the total intrinsic value of options and SARs exercised were:

	2009	2010	2011
	(In thousands, except share prices)
Weighted-average grant date fair value	$2.22	$4.93	$4.69
Total intrinsic value of options exercised	$3,049	$1,398	$1,374

Changes in outstanding stock options and SARs during the fiscal years 2009, 2010 and 2011 were as follows:

	Number of Options and SARs			Weighted-Average Exercise Price
	2009	2010	2011	2009	2010	2011
Outstanding, beginning of year	1,247,819	977,930	1,069,819	$8.18	$8.80	$10.11
Granted	318,000	492,250	425,180	5.77	11.62	15.61
Exercised	(429,001)	(196,863)	(183,278)	4.24	5.36	7.49
Forfeited	(138,888)	(180,437)	(93,972)	11.10	11.27	13.48
Cancelled	(20,000)	(23,061)	—	3.75	18.22	—

Outstanding, ending of year	977,930	1,069,819	1,217,749	$8.80	$10.11	$12.17

Exercisable and vested, end of year	481,758	455,128	566,665	$9.40	$9.98	$10.68

A summary of the status of the Company’s non-vested stock options and SARs as of January 3, 2012, and changes during the fiscal year then ended, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested shares, December 28, 2010	614,691	$4.30
Granted	425,180	4.69
Vested	(317,974)	3.86
Forfeited	(70,813)	4.74

Non-vested shares, January 3, 2012	651,084	$4.72

As of January 3, 2012, the weighted-average remaining life of total outstanding options and SARs, and exercisable and vested options and SARs was 6.85 years and 5.17 years, respectively. As of January 3, 2012, the aggregate intrinsic value of outstanding options and SARs, and exercisable and vested options and SARs was $4.1 million and $2.8 million, respectively.

The following table summarizes information about stock options and SARs outstanding at January 3, 2012:

	Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number of Options	Wt.Avg. Exercise Price	Wt.Avg. Remaining Life (Years)	Number of Options	Wt.Avg. Exercise Price
$0.00 - $5.00	131,974	$4.57	7.04	100,643	$4.58
$5.01 - $10.00	172,388	7.46	3.93	150,722	7.63
$10.01 - $15.00	437,678	11.89	7.22	199,271	12.03
$15.01 - $25.00	475,709	16.23	7.51	116,029	17.61

	1,217,749	$12.17	6.85	566,665	$10.68

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of January 3, 2012, the Company has approximately $1.2 million of total unrecognized compensation cost related to non-vested awards granted under its plans, which will be recognized over a weighted-average period of 1.36 years.

Restricted Stock Unit Activity

With the approval of the Omnibus Plan in May 2011, the Company can now issue RSUs. The Company’s outstanding RSUs have a three year life and one-third of each grant becomes unrestricted each year on the anniversary of the grant date. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of the Company’s common stock. The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

Transactions for fiscal 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, December 28, 2010	—	$—
Granted	99,880	15.55
Vested	—	—
Forfeited	(3,700)	15.52

Non-vested rights, January 3, 2012	96,180	$15.55	$1,452,318

As of January 3, 2012, the Company had approximately $0.9 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.39 years.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The Company recognized compensation cost for this award using a graded vesting attribution method over the requisite service period. Stock-based compensation expense for fiscal years 2009, 2010 and 2011 includes $0.2 million, $0.1 million and $0.1 million, respectively, related to the vesting of these shares. As of January 9, 2012, all shares are fully vested.

13.	SAVINGS PLANS

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering employees, excluding officers, if they meet certain eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pretax basis, and contribute such amount to one or more investment options. Employer contributions are fully vested after three years of service. The Company did not accrue or pay a discretionary match for each of the fiscal years ended December 29, 2009, December 28, 2010 and January 3, 2012.

The Company established the Einstein Noah Restaurant Group, Inc. Nonqualified Deferred Compensation Plan (the “DC Plan”) in June 2007 for key employees, generally officers of the Company. The DC Plan allows an eligible employee to defer up to 80% of their base salary and bonus. In lieu of payments of the deferred amounts to the participant, the payments are to be invested with The Charles Schwab Trust Company under investment criteria directed by the participant.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	INCOME TAXES

The components of the Company’s income taxes (benefit) provision are as follows:

	December 29, 2009	December 28, 2010	January 3, 2012
		(in thousands)
Current
Federal	$—	$(491)	$—
State	198	685	1,040

Total current income tax provision	198	194	1,040

Deferred
Federal	6,755	8,162	5,866
State	808	1,700	1,033

Total deferred income tax provision	7,563	9,862	6,899
Change in valuation allowance	(79,321)	(138)	19

Total deferred income tax (benefit) provision	(71,758)	9,724	6,918

Total income tax (benefit) provision	$(71,560)	$9,918	$7,958

The Company’s effective tax rate differs from the statutory tax rates as follows:

	December 29, 2009	December 28, 2010	January 3, 2012
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income tax rate, net of Federal tax benefit	5.1%	6.6%	6.4%
Federal employment tax credits	0.0%	0.0%	(2.2%)
Effect of change in tax rate	(3.7%)	0.7%	0.0%
Series Z	2.8%	1.9%	0.0%
Other, net	2.1%	4.8%	(1.6%)

	41.3%	49.0%	37.6%
Change in valuation allowance	(421.9%)	(0.7%)	0.0%

Effective income tax rate	(380.6%)	48.3%	37.6%

In the third quarter of 2009, the Company reduced the valuation allowance on its deferred tax assets by $79.3 million, taking into account the following factors:

•	the Company’s continued profitability through September 29, 2009 resulted in nine consecutive quarters of pretax profitability;

•	the Company’s cumulative income before taxes of $41.5 million over the last fifteen quarters through September 29, 2009;

•	the Company’s cumulative income from operations of $94.7 million over the last fifteen quarters through September 29, 2009; and

•

the Company received a favorable ruling from the Internal Revenue Service (“IRS”) on September 24, 2009 regarding its methodology for determining ownership changes in accordance with Internal Revenue Code Section 382 (“IRC §382”).

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s total deferred tax assets and liabilities are as follows:

	December 28, 2010	January 3, 2012
	(in thousands)
Deferred tax assets	$64,501	$60,258
Deferred tax liabilities	(14,027)	(16,652)

	50,474	43,606
Valuation allowance	(4,771)	(4,790)

Total deferred tax assets, net	$45,703	$38,816

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 28, 2010	January 3, 2012
	(in thousands)
Current deferred tax assets and liabilities, net
Operating loss carryforwards	$9,650	$7,234
Deferred revenue	109	164
Accrued expenses, net	2,262	2,372
Other	19	29

Total gross current deferred tax assets, net of liabilities	12,040	9,799
Valuation allowance	(891)	(786)

Total current deferred tax assets, net	11,149	9,013
Long-term deferred tax assets and liabilities, net
Operating loss carryforwards, net of unrecognized tax benefits	34,922	33,165
Property, plant and equipment	13,992	12,151
Intangible assets	(13,994)	(16,561)
Deferred rent	1,761	1,869
Stock-based compensation	1,433	1,963
Federal tax credits	320	866
Other	—	354

Total gross long-term deferred tax assets, net of liabilities	38,434	33,807
Valuation allowance	(3,880)	(4,004)

Total long-term deferred tax assets, net	34,554	29,803

Total deferred tax assets, net	$45,703	$38,816

The Company’s continued utilization of its net operating loss (“NOL”) carryforwards reduces its income tax liabilities. As of December 28, 2010 and January 3, 2012, the Company had $1.0 million and $0.1 million, respectively, of federal and state income tax overpayments recorded within prepaid expenses on the consolidated balance sheet.

As of January 3, 2012, NOL carryforwards of $103.3 million were available to be utilized against future taxable income for years through fiscal 2030, subject in part to annual limitations. This amount excludes approximately $12.2 million of NOL carryforwards that the Company believes will expire prior to their utilization. Accordingly, the Company has provided a full valuation allowance of $4.8 million related to this

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

portion of its deferred tax assets. As of January 3, 2012, the Company’s NOL carryforwards for U.S. federal income tax purposes that are expected to be utilized are subject to the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands)
December 31, 2012	$912
December 31, 2018	5,470
December 31, 2020	4,540
December 31, 2022	21,394
December 31, 2023	42,362
December 31, 2024	12,003
December 31, 2025	5,413
December 31, 2026	4,900
December 31, 2028	315
December 31, 2029	5,946
December 31, 2030	62

$103,317

The Company’s ability to utilize its NOL carryforwards could be further limited if it experiences an “ownership change” as defined by IRC §382. The occurrence of this type of ownership change would limit the Company’s ability to utilize approximately $92.4 million of its NOL carryforwards that are not currently subject to limitation, and could further limit the Company’s ability to utilize its remaining NOL carryforwards and possibly other tax attributes. As of January 3, 2012, approximately $10.9 million of the Company’s NOL carryforwards are subject to limitation.

Excess tax benefits related to stock option exercises have not been recorded due to the Company’s NOL carryforward position. The following represents a reconciliation of the Company’s unrecognized excess tax benefits for the fiscal years ended December 28, 2010 and January 3, 2012:

Unrecognized excess tax benefits
(in thousands)
Balance—December 29, 2009	$6,230
Additions based on 2010 stock option exercises	719

Balance—December 28, 2010	$6,949
Additions based on 2011 stock option exercises	298

Balance—January 3, 2012	$7,247

These excess tax benefits are not included in the Company’s deferred tax assets due to limitations regarding their recognition. If these excess tax benefits are recognized in the future, the Company’s effective tax rate will not be impacted.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions:

	December 29, 2009	December 28, 2010	January 3, 2012
		(in thousands)
Balance, beginning of fiscal year	$1,115	$826	$1,147
Increase related to prior period positions	—	—	516
Increase related to current year positions	—	455	35
Decrease related to prior period positions	(289)	(134)	(692)
Decrease related to change in prior year estimate	—	—	—

Balance, end of fiscal year	$826	$1,147	$1,006

The recorded amounts, if recognized, will have no impact on the effective tax rate due to the existence of NOL carryforwards.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various state and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for fiscal tax years 2008 through 2010. The IRS has notified the Company that its 2009 federal tax return has been selected for examination. The Company’s state and local tax filings remain subject to examination for fiscal tax years 2007 through 2010. Although years prior to fiscal 2007 are no longer subject to examination, the taxing authorities reserve the right to adjust the Company’s NOL carryforwards.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal year ended
	December 29, 2009	December 28, 2010	January 3, 2012
		(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and credit facility	$3,910	$3,032	$2,235
Series Z	194	1,677	—
Other	250	458	649
Income taxes	$1,225	$223	$733
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$14	$—	$38
Change in accrued expenses for purchases of property and equipment	$(295)	$(351)	$1,695

16.	RELATED PARTY TRANSACTIONS

Greenlight Capital, L.L.C. (“Greenlight”) and its affiliates beneficially owned approximately 64 percent of the Company’s common stock as of January 3, 2012. Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by the Company’s stockholders, to elect all of the Board, and among other things, to determine whether a change in control of the Company occurs. The Company’s chairman, E. Nelson Heumann, was an employee of Greenlight until his retirement from Greenlight in February 2011.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES

Letters of Credit

See Note 8 for information regarding the Company’s outstanding letters of credit.

Leases

The Company leases certain equipment under capital leases. Included in property, plant and equipment are the asset values of $112,000 and $157,000 and the related accumulated amortization of $85,000 and $113,000 as of December 28, 2010 and January 3, 2012, respectively. Amortization of assets under capital leases of less than $0.1 million is included in depreciation and amortization expense for each of the fiscal years 2009, 2010 and 2011.

The Company leases office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through the fiscal year ended 2024. The restaurant leases have renewal clauses of 1 to 20 years at the Company’s option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal years 2009, 2010 and 2011 was $31.0 million, $31.1 million and $31.8 million, respectively. Contingent rent expense for fiscal years 2009, 2010 and 2011 was $0.2 million, $0.1 million and $0.2 million, respectively

As of January 3, 2012, future minimum lease payments under capital and operating leases were as follows:

Fiscal year:	Capital Leases	Operating Leases
	(in thousands)
2012	$24	$31,823
2013	22	27,827
2014	8	24,908
2015	1	21,559
2016	—	16,554
Thereafter	—	22,985

Total minimum lease payments	$55	$145,656

Less imputed interest (average rate of 4.75%)	10

Present value of minimum lease payments	$45
Less current portion of obligations under capital leases	19

Obligations under capital leases, long-term	$26

The short-term and long-term portions of the Company’s capital leases are recorded as a component of accrued expenses and other current liabilities and other liabilities, respectively.

The Company subleases out a portion of its restaurant space on leases where it does not need the entire space for its operations. As of January 3, 2012, minimum sublease rentals to be received in the future under non-cancelable subleases were $1.9 million. The Company’s sublease income was $0.4 million, $0.4 million and $0.5 million for fiscal years 2009, 2010 and 2011, respectively.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Purchase Commitments

The Company has obligations with certain of its major suppliers of raw materials (primarily frozen bagel dough) for minimum purchases both in terms of quantity and pricing on an annual basis. Furthermore, from time to time, the Company will commit to the purchase price of certain commodities that are related to the ingredients used for the production of its bagels, cream cheese and coffee. On a periodic basis, the Company reviews the relationship of these purchase commitments to its business plan, general market trends and its assumptions in its operating plans. If these commitments are deemed to be in excess of the market, the Company will expense the excess purchase commitment to cost of sales in the period in which the shortfall is determined. The total of the Company’s future purchase obligations as of January 3, 2012 was approximately $35.4 million.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against franchisees, licensees and employees or former employees and/or contract disputes. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

18.	RESTRUCTURINGS

In fiscal 2010, the Company’s management approved a plan to restructure the organization to align with its franchise growth model. This restructuring included eliminating certain redundant positions and reducing headcount. The Company incurred $0.5 million and $0.2 million related to this restructuring for fiscal 2010 and fiscal 2011, respectively.

In fiscal 2011, the Company committed to a plan to close all five of its commissaries. The Grove City, Ohio commissary closed during the fourth quarter of 2011. The remaining four commissaries are expected to close by the end of the first quarter of 2012. The Company recorded restructuring charges of $0.7 million during fiscal 2011 related to this restructuring.

The Company estimates it will incur an additional $0.5 million to $0.8 million in restructuring expenses related to the closing of the commissaries during the first quarter of 2012.

Also in fiscal 2011, the Company eliminated other redundant positions resulting in an additional $0.2 million of restructuring charges for fiscal 2011.

All restructuring costs are included in restructuring expenses on the consolidated statements of operations. It is the Company’s policy to record all restructuring costs within the corporate support segment.

The following table summarizes the Company’s restructuring activities for fiscal 2010 and fiscal 2011:

	Employee Termination Benefits	Contract Termination Costs	Other	Total
		(in thousands)
Balance, December 29, 2009	$—	$—	$—	$—
Expenses incurred	477	—	—	477
Amounts paid	(366)	—	—	(366)

Balance, December 28, 2010	$111	$—	$—	$111
Expenses incurred	552	130	417	1,099
Amounts paid	(216)	—	(230)	(446)

Balance, January 3, 2012	$447	$130	$187	$764

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

19.	SEGMENTS

The Company’s senior management team manages the business and allocates resources via a combination of restaurant sales reports and gross profit information related to the Company’s three sources of revenue, which are presented in their entirety within the consolidated statements of operations.

Financial results by reportable segment for fiscal years 2009, 2010 and 2011 are as follows:

	Segments
Fiscal 2009:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
		(in thousands)
Revenues:
Company-owned restaurant sales	$370,412	$—	$—	$—	$370,412
Manufacturing and commissary revenues	—	30,638	—	—	30,638
Franchise and license related revenues	—	—	7,512	—	7,512

Total revenues	370,412	30,638	7,512	—	408,562
Cost of sales:
Company-owned restaurant costs	304,257	—	—	—	304,257
Manufacturing and commissary costs	—	26,573	—	—	26,573
Franchise and license related costs	—	—	—	—	—

Total cost of sales	304,257	26,573	—	—	330,830

Operating expenses	—	—	—	52,815	52,815
Other expenses	—	—	—	6,114	6,114
Benefit for income taxes	—	—	—	(71,560)	(71,560)

Net income	$66,155	$4,065	$7,512	$12,631	$90,363

Total assets	$—	$—	$—	$213,258	$213,258

	Segments
Fiscal 2010:	Company owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands)
Revenues:
Company-owned restaurant sales	$372,191	$—	$—	$—	$372,191
Manufacturing and commissary revenues	—	30,405	—	—	30,405
Franchise and license related revenues	—	—	9,115	—	9,115

Total revenues	372,191	30,405	9,115	—	411,711
Cost of sales:
Company-owned restaurant costs	302,357	—	—	—	302,357
Manufacturing and commissary costs	—	25,566	—	—	25,566
Franchise and license related costs	—	—	—	—	—

Total cost of sales	302,357	25,566	—	—	327,923

Operating expenses	—	—	—	56,217	56,217
Other expenses	—	—	—	7,030	7,030
Provision for income taxes	—	—	—	9,918	9,918

Net income (loss)	$69,834	$4,839	$9,115	$(73,165)	$10,623

Total assets	$—	$—	$—	$205,067	$205,067

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Segments
Fiscal 2011:
	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands)
Revenues:
Company-owned restaurant sales	$378,723	$—	$—	$—	$378,723
Manufacturing and commissary revenues	—	34,542	—	—	34,542
Franchise and license related revenues	—	—	10,330	—	10,330

Total revenues	378,723	34,542	10,330	—	423,595
Cost of sales:
Company-owned restaurant costs	311,887	—	—	—	311,887
Manufacturing and commissary costs	—	30,441	—	—	30,441
Franchise and license related costs	—	—	—	—	—

Total cost of sales	311,887	30,441	—	—	342,328

Operating expenses	—	—	—	56,749	56,749
Other expenses	—	—	—	3,357	3,357
Provision for income taxes	—	—	—	7,958	7,958

Net income (loss)	$66,836	$4,101	$10,330	$(68,064)	$13,203

Total assets	$—	$—	$—	$204,732	$204,732

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal years 2010 and 2011:

	Fiscal year 2010:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$100,812	$103,473	$101,361	$106,065
Income from operations	4,458	7,166	7,044	8,902
Net income (a)	620	3,248	3,400	3,354
Less: Additional redemption on temporary equity	(50)	(191)	(124)	(22)
Less: Beneficial conversion feature on temporary equity	—	—	169	(169)
Add: Accretion of premium on Series Z preferred stock	—	499	138	435

Net income available to common stockholders	$570	$3,556	$3,583	$3,598

Net income available to common stockholders per share—Basic	$0.03	$0.22	$0.22	$0.22
Net income available to common stockholders per share—Diluted	$0.03	$0.21	$0.21	$0.21
Cash dividend declared	$—	$—	$—	$0.125
Weighted average number of common shares outstanding:
Basic	16,467,072	16,496,118	16,565,771	16,600,719

Diluted	16,765,609	16,813,355	16,791,275	16,853,782

(a)	In connection with the debt redemption and the entrance into the Senior Credit Facility, the Company wrote off $1.0 million of debt issuance costs during the fourth quarter.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Fiscal year 2011:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(13 wks)	(13 wks)	(13 wks)	(14 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$101,245	$103,677	$103,532	$115,141
Income from operations	2,889	6,033	5,254	10,342
Net income available to common stockholders	$1,168	$3,080	$2,835	$6,120
Net income available to common stockholders per share—Basic	$0.07	$0.18	$0.17	$0.36
Net income available to common stockholders per share—Diluted	$0.07	$0.18	$0.17	$0.36
Cash dividend declared	$—	$0.125	$0.125	$0.125
Weighted average number of common shares outstanding:
Basic	16,678,607	16,725,827	16,785,934	16,809,502

Diluted	16,981,144	17,004,316	17,013,086	17,022,819

21.	SUBSEQUENT EVENTS

On January 18, 2012, the Board declared a cash dividend on the Company’s common stock in the amount of $0.125 per share, payable on April 15, 2012, to shareholders of record as of March 1, 2012.

On January 31, 2012, the Company sold a company-owned restaurant to a franchisee for $0.3 million, which includes funds for the initial franchise fee.

On February 20, 2012, the Company acquired six restaurants in Buffalo, New York from a franchisee for $0.9 million.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of period	Additions (a)	Deductions (b)	Balance at end of period
	(in thousands)
For the fiscal year ended December 29, 2009:
Allowance for doubtful accounts	$216	206	(281)	$141
Valuation allowance for deferred taxes	$84,230	—	(79,321)	$4,909
For the fiscal year ended December 28, 2010:
Allowance for doubtful accounts	$141	167	(259)	$49
Valuation allowance for deferred taxes	$4,909	—	(138)	$4,771
For the fiscal year ended January 3, 2012:
Allowance for doubtful accounts	$49	69	(45)	$73
Valuation allowance for deferred taxes	$4,771	19	—	$4,790

Notes:
(a) Amounts	charged to costs and expenses.
(b) Bad	debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2012.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of January 3, 2012, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of January 3, 2012, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of January 3, 2012.

The effectiveness of our internal control over financial reporting as of January 3, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report dated March 1, 2012, appearing under the heading “Report of Independent Registered Public Accounting Firm,” in Part II, Item 8 of this report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes to our internal control over financial reporting that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2011 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2011 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

We adopted a Code of Conduct applicable to our chief executive officer, chief financial officer, chief accounting officer and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on the Company’s website. If we makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2011 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2011 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2011 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2011 fiscal year, and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

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

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: March 1, 2012	By:	/S/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2012.

Signature	Title

/S/ JEFFREY J. O’NEILL Jeffrey J. O’Neill	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ EMANUEL P.N. HILARIO Emanuel P.N. Hilario	Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT E. GOWDY, JR. Robert E. Gowdy, Jr.	Controller and Chief Accounting Officer (Principal Accounting Officer)

/S/ MICHAEL W. ARTHUR Michael W. Arthur	Director

/S/ E. NELSON HEUMANN E. Nelson Heumann	Director

/S/ FRANK C. MEYER Frank C. Meyer	Director

/S/ THOMAS J. MUELLER Thomas J. Mueller	Director

/S/ S. GARRETT STONEHOUSE, JR. S. Garrett Stonehouse, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

3.2	Fourth Amended By-Laws of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 7, 2011.

4.1	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock is hereby incorporated by reference to Schedule 1 to Annex B to the Company’s Proxy Statement in respect of the 2003 Annual Meeting of Stockholders.

10.1+	1994 Stock Plan is hereby incorporated by reference to the Company’s Registration Statement on Form SB-2 (33-95764).

10.2+	Directors’ Option Plan is hereby incorporated by reference to the Company’s Registration Statement on Form SB-2 (33-95764).

10.3A+	Executive Employee Incentive Plan is hereby incorporated by reference to Annex A to the Company’s Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.3B+	First Amendment to Executive Employee Incentive Plan is hereby incorporated by reference to Annex B to the Company’s Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.3C+	Third Amendment to the Executive Employee Incentive Plan is hereby incorporated by reference to Annex D to the Company’s Proxy Statement in respect of the 2007 Annual Meeting of Stockholders.

10.4A+	Einstein Noah Restaurant Group, Inc Equity Plan for Non-Employee Directors, effective May 3, 2011, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.4B+	Form of Restricted Stock/Restricted Stock Unit Agreement under the Einstein Noah Restaurant Group, Inc. Equity Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5A+	Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan, effective May 3, 2011, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5B+	Form of Restricted Stock Unit Agreement (Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5C+	Form of Restricted Stock Unit Agreement (Non-Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5D+	Form of Stock Option Agreement under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5E+	Form of Notice of Restricted Stock Unit Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 5, 2011.

Exhibit Number	Description

10.5F+	Form of Notice of Stock Option Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.6A+	New World Restaurant Group, Inc. Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 20, 2007.

10.6B+	Form of Stock Appreciation Rights Agreement is hereby incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed February 20, 2007.

10.7+	Einstein Noah Restaurant Group, Inc. Nonqualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

10.8+	Jeffrey J. O’Neill Offer of Employment dated December 3, 2008 is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

10.9+	James O’Reilly Offer of Employment dated March 24, 2009 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

10.10+	Emanuel P.N. Hilario Offer of Employment dated May 5, 2010 is hereby incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 10, 2010.

10.11+	Rhonda J. Parish Offer of Employment dated January 13, 2010 is hereby incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

10.12+	Daniel Dominguez Retirement Agreement, dated February 28, 2011, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2011.

10.13	Approved Supplier Agreement dated as of November 30, 2006, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, and Harlan Bakeries, Inc. (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2) is hereby incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

10.14A	Letter Agreement with Halpern Denny III L.P. regarding the Redemption of Series Z preferred stock is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2009.

10.14B	Amendment to Letter Agreement Dated May 27, 2009 with Halpern Denny III, L.P. Regarding Redemption of Series Z Preferred Stock is hereby incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 19, 2010.

10.15A	Credit Agreement dated as of December 20, 2010, by and among the Registrant, with Bank of America, N.A., as Administrative Agent, and the Lenders named therein is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

10.15B*	Amendment #1 to Credit Agreement, dated as of November 28, 2011, by and among the Registrant, Bank of America and other Loan Parties.

Exhibit Number	Description

10.16	Guaranty and Security Agreement, dated as of December 20, 2010, by and among the Registrant, the Guarantors named therein and Bank of America, N.A. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

21*	Subsidiaries of the Registrant

23*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2012.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2012.

32.1*	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101**	The following materials from the Annual Report on Form 10-K of Einstein Noah Restaurant Group, Inc. for the fiscal year ended January 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Management contract.