Form 10-Q
period 2012-04-03
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2012-05-04
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2012

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

As of April 30, 2012 there were 16,897,244 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	January 3, 2012	April 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,652	$9,601
Restricted cash	889	825
Accounts receivable, net of $73 and $66 of allowances	7,774	7,151
Inventories	5,562	4,938
Current deferred income tax assets, net	9,013	9,196
Prepaid expenses	6,483	6,909
Other current assets	526	527

Total current assets	38,899	39,147
Property, plant and equipment, net	59,017	57,926
Trademarks and other intangibles, net	64,382	64,340
Goodwill	9,562	10,608
Long-term deferred income tax assets, net	29,803	28,003
Other assets	3,069	2,962

Total assets	$204,732	$202,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,591	$7,410
Accrued expenses and other current liabilities	24,611	22,070
Current portion of long-term debt	7,500	7,969

Total current liabilities	38,702	37,449
Long-term debt	66,700	64,356
Other liabilities	11,517	11,388
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	116,919	113,193

Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,830,831 and 16,880,577 shares issued and outstanding	17	17
Additional paid-in capital	273,736	274,621
Accumulated other comprehensive loss, net of income tax	(48)	(51)
Accumulated deficit	(185,892)	(184,794)

Total stockholders’ equity	87,813	89,793

Total liabilities and stockholders’ equity	$204,732	$202,986

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended
	March 29, 2011	April 3, 2012
Revenues:
Company-owned restaurant sales	$89,799	$93,447
Manufacturing and commissary revenues	8,977	8,450
Franchise and license related revenues	2,469	2,976

Total revenues	101,245	104,873
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,113	26,369
Labor costs	27,030	26,868
Rent and related expenses	10,256	10,277
Other operating costs	9,114	9,327
Marketing costs	3,302	2,504

Total company-owned restaurant costs	75,815	75,345
Manufacturing and commissary costs	7,584	6,896
General and administrative expenses	10,091	11,083
Depreciation and amortization	4,540	4,767
Restructuring expenses	213	554
Other operating expenses, net	113	184

Total costs and expenses	98,356	98,829

Income from operations	2,889	6,044
Interest expense, net	910	800

Income before income taxes	1,979	5,244
Provision for income taxes	811	2,040

Net income	$1,168	$3,204
Unrealized loss on interest rate caps, net of tax	(28)	(3)

Comprehensive income	$1,140	$3,201

Net income per share:
Basic	$0.07	$0.19

Diluted	$0.07	$0.19

Cash dividend declared per common share	$—	$0.125

Weighted average number of common shares outstanding:
Basic	16,678,607	16,850,776

Diluted	16,981,144	17,125,409

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 weeks ended
	March 29, 2011	April 3, 2012
OPERATING ACTIVITIES:
Net income	$1,168	$3,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,540	4,767
Deferred income tax expense	647	1,617
Stock-based compensation expense	419	579
Loss on disposal of assets	113	201
Provision for losses on accounts receivable	35	2
Amortization of debt issuance and debt discount costs	142	113
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	21	64
Accounts receivable	(1,555)	621
Accounts payable and accrued expenses	3,800	87
Other assets and liabilities	(1,572)	127

Net cash provided by operating activities	7,758	11,382
INVESTING ACTIVITIES:
Purchase of property and equipment	(3,879)	(5,523)
Proceeds from the sale and disposal of property, plant and equipment	—	242
Acquisition of restaurant assets, net of cash acquired	—	(1,479)

Net cash used in investing activities	(3,879)	(6,760)
FINANCING ACTIVITIES:
Payments under capital lease obligations	(5)	(4)
Repayments under the credit facility	(5,000)	(1,875)
Dividends paid	—	(2,100)
Proceeds upon stock option exercises	149	306

Net cash used in financing activities	(4,856)	(3,673)
Net (decrease) increase in cash and cash equivalents	(977)	949
Cash and cash equivalents, beginning of period	11,768	8,652

Cash and cash equivalents, end of period	$10,791	$9,601

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of January 3, 2012, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of April 3, 2012, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”), Manhattan Bagel Company (“Manhattan Bagel”) and Kettleman Bagel Company (“Kettleman Bagel”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2012. The Company believes that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full fiscal year.

2.	Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on the Company’s consolidated financial statements.

3.	Business Combinations

The Company acquired seven restaurants from existing franchisees during the fiscal quarter ended April 3, 2012. The following table summarizes the preliminary estimated fair values of the Company’s acquisitions during the thirteen weeks ended April 3, 2012:

13 weeks ended
April 3, 2012
(in thousands)
Cash and cash equivalents	$6
Inventories	59
Other current assets	5
Property, plant and equipment	350
Goodwill	1,046
Accrued expense and other current liabilities	(50)

Total purchase price	$1,416
Amounts withheld	(60)

Net cash paid at closing	$1,356
Payments of amounts withheld from prior acquisitions	129

Cash paid towards acquisitions	$1,485

For the quarter ended April 3, 2012, these acquired restaurants contributed $0.4 million in net operating revenue. The goodwill of $1.0 million arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. All of the goodwill recognized is expected to be deductible for income tax purposes.

The Company withholds certain amounts at the closing of each transaction which are applied to any outstanding liabilities that relate to the seller as of the closing date of the transaction. The Company will then pay the difference to the seller at an agreed upon date. For the thirteen weeks ended April 3, 2012, the Company has paid approximately $0.1 million of these amounts related to prior acquisitions. As of April 3, 2012, the Company has $0.3 million of withheld amounts that are recorded as a component of accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

The Company treats acquisition related costs as expenses in the periods in which they are incurred. For the fiscal quarter ended April 3, 2012, the Company recorded less than $0.1 million in acquisition costs related to these seven acquisitions. These amounts are included in other operating expenses, net on the accompanying consolidated statement of income and comprehensive income.

4.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 3, 2012	April 3, 2012
	(in thousands)
Finished goods	$4,489	$4,188
Raw materials	1,073	750

Total inventories	$5,562	$4,938

5.	Stock-Based Compensation

As of April 3, 2012, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. As of April 3, 2012, there were 643,470 shares, 134,320 shares and 38,711 shares reserved for future issuance under the Omnibus Plan, Equity Plan and SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended March 29, 2011 and April 3, 2012 was approximately $0.4 million and $0.6 million, respectively, and is included in general and administrative expenses. The fair value of stock options and stock appreciation rights (“SARs”) granted during the quarter was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	13 weeks ended
	March 29, 2011	April 3, 2012
Expected life	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.03% - 2.61%	0.36% - 1.11%
Volatility	42%	42%
Assumed dividend yield	3.14%	3.36%

Stock Option and SARs Activity

Stock option and SARs transactions under all plans during the thirteen weeks ended April 3, 2012 were as follows:

	Number of Options and SARs	Weighted-Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, January 3, 2012	1,217,749	$12.17
Granted	209,228	14.72
Exercised	(53,834)	6.81
Forfeited	(53,127)	12.65
Cancelled	(7,676)	8.00

Outstanding, April 3, 2012	1,312,340	$12.80	7.11

Exercisable and vested, April 3, 2012	689,177	$11.31	5.75

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested shares, January 3, 2012	651,084	$4.72
Granted	209,228	4.19
Vested	(196,317)	4.54
Forfeited	(40,832)	4.02

Non-vested shares, April 3, 2012	623,163	$4.64

The aggregate intrinsic value of stock options exercised during the thirteen weeks ended April 3, 2012 was $0.4 million.

As of April 3, 2012, the Company had approximately $1.6 million of total unrecognized compensation cost related to non-vested awards granted under its plans, which will be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the thirteen weeks ended April 3, 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, January 3, 2012	96,180	$15.55
Granted	71,528	14.73
Vested	—	—
Forfeited	(5,200)	15.52

Non-vested rights, April 3, 2012	162,508	$15.19	$2,421,369

As of April 3, 2012, the Company has approximately $1.6 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.7 years.

6.	Restructuring

In fiscal 2010 and 2011, the Company committed to plans to restructure the organization to align with its franchise growth model, to close all five of its commissaries and reduce associated headcount. As of April 3, 2012, all five commissaries have been closed. All restructuring costs are included in restructuring expenses on the consolidated statements of income and comprehensive income. It is the Company’s policy to record all restructuring costs within the corporate segment.

The Company has current liabilities of $0.6 million for its restructurings as of April 3, 2012. The following table summarizes the Company’s restructuring activities for the thirteen weeks ended April 3, 2012:

	Employee Termination Benefits	Contract Termination Costs	Other	Total
	(in thousands)
Balance, January 3, 2012	$447	$130	$187	$764
Additional expense incurred	170	292	92	554
Amounts paid	(423)	(118)	(134)	(675)

Balance, April 3, 2012	$194	$304	$145	$643

7.	Income Taxes

The Company currently estimates its 2012 annual effective tax rate to be 38.9%, which compares to a fiscal 2011 annual effective tax rate of 37.6%. This increase relates primarily the elimination of certain federal employment tax credits that the Company received in fiscal 2011 that have not yet been reenacted by the U.S. Congress as of April 3, 2012, partially offset by a decrease in the Company’s projected blended state tax rate.

8.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended
	March 29, 2011	April 3, 2012
Basic weighted average shares outstanding	16,678,607	16,850,776
Dilutive effect of stock options, SARs and RSUs	302,537	274,633

Diluted weighted average shares outstanding	16,981,144	17,125,409

Anti-dilutive stock options, SARs and RSUs	236,353	587,459

Diluted net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options, SARs and RSUs. Potential common stock equivalents are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

9.	Commitments and Contingencies

Letters of Credit and Line of Credit

As of April 3, 2012, the Company had $6.8 million in letters of credit outstanding which reduce its availability under the revolving facility. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of April 3, 2012, the Company had a balance of $6.7 million on its revolving facility. The availability under the Company’s $50.0 million revolving facility was $36.5 million as of April 3, 2012.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

10.	Supplemental Cash Flow Information

	13 weeks ended
	March 29, 2011	April 3, 2012
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and credit facility	$603	$563
Other	31	148
Income taxes	$215	$112
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$17	$—
Change in accrued expenses for purchases of property and equipment	$(1,037)	$(1,796)

11.	Subsequent Events

On May 1, 2012, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.125 per share, payable on July 15, 2012 to shareholders of record on June 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated thereunder, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended January 3, 2012 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the fiscal year ended January 3, 2012 (the “2011 Form 10-K”).

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The first quarters in fiscal years 2011 and 2012 ended on March 29, 2011 and April 3, 2012, respectively, and each quarter contained thirteen weeks. Our current fiscal year ends on January 1, 2013 and consists of 52 weeks.

As used in this report, the terms “Company,” “ENRGI,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, restructuring expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow”, which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 15 and 19.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, relocations, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations.

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

Overview

We are the largest owner/operator, franchisor and licensor of bagel bakery cafe restaurants in the United States. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Our product offerings include fresh bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees and an assortment of snacks.

In the context of our key strategies to drive comparable store sales growth, to enhance corporate margins and to accelerate unit growth, we evaluated our financial performance for the first quarter of 2012 by considering the following key factors:

•

Comparable store sales – Our system-wide comparable store sales have been positive in each of the last four quarters with the first quarter of 2012 delivering +1.1% We have seen sequential improvement in our restaurants on a company-owned basis over the last five quarters. The primary reasons for this sequential improvement has been strong growth in average check, driven by the strength of our catering sales and a reduction in customer discounts. We grew our breakfast sandwich business, on a comparable store basis, by 5.2% which benefited from the continued success of our bagel thin sandwich platform and our focus on healthy, low calorie food options. Our catering business, on a comparable store basis, grew by approximately 18.9% with our focus on our online ordering system and on search engine/online marketing. Coffee sales now represent over 10% of our menu mix and continue to grow.

	Q2 2011	Q3 2011	Q4 2011	Q1 2012
System-wide comparable sales	+0.2%	+1.0%	+1.2%	+1.1%
Company-owned comparable sales	-0.3%	+0.7%	+0.8%	+1.1%

•

Manufacturing and Commissaries – Revenues for our manufacturing business and commissaries declined by 5.9% and our margin as a percentage of manufacturing and commissary revenue improved by 290 basis points to 18.4%, due to the closure of our five commissaries. We completed the closure of our commissaries during the first quarter 2012 and we are already realizing lower costs in our supply chain – particularly our company-owned restaurants. We finished this restructuring within our target range with $0.6 million in restructuring expense in the first quarter of 2012. Our total restructuring expense for this initiative was $1.3 million. Additionally, commodity cost pressures have moderated from 2011.

•

Franchise and License Revenue – Franchise and license related revenues increased by 20.5% as a result of the royalty streams from 29 additional units opened since March 29, 2011, together with favorable comparable store sales.

•

Margin improvement – Our margin improved in our company-owned restaurants as a result of sales leveraging, lower discounts, lower food costs, and operational efficiencies in labor as well as lower marketing investments. Our food costs decreased as a percentage of company-owned restaurant sales due to favorable commodity costs and the streamlining of our supply chain through the closure of our commissary operations. We spent less on marketing in 2012 than 2011, which is primarily timing related.

•	Unit development – As of April 3, 2012, we owned/operated, franchised and licensed 777 restaurants. We added four net restaurants in the first quarter of 2012.

2012 Outlook

Our execution plan to grow comparable store sales includes:

•	Build traffic by leveraging our strengths in

•	Breakfast (bagels & sandwiches)

•	Smart Choice menu options

•	Everyday value combos

•	Specialty beverages

•	Build average check through bulk bagels, catering and premium sandwich innovation

•	Build brand awareness with a balanced approach of grass roots and mass marketing

•	Grass roots local brand activation

•	Targeted digital/outdoor media

•	Targeted outdoor billboard advertising

•	Launch loyalty program

Our catering channel will continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, namely, managing the sourcing of our commodities, streamlining our network of product distribution, completing the closure of our five food commissaries, utilizing point of sale technology to drive sustainable cost advantage, and improving restaurant level operating efficiency through targeted initiatives around product costs and labor.

Our emphasis on acceleration of unit growth will continue to focus on a “Franchise First” growth model, asset light unit economics, penetration into new key licensing channels and expansion of our refranchising and acquisition efforts. Our unit growth plan for 2012 considers our long-term annual growth objective of +10%, or 60 to 80 system-wide openings for 2012. This includes the openings of 8 to 12 company-owned restaurants, 12 to 14 franchised restaurants and 40 to 54 licensed restaurants. We view refranchising opportunistically as a strategy to attract high quality franchisees that will support our accelerated growth initiatives.

We expect to spend between $24 million and $26 million in capital expenditures in 2012 which includes the opening of company-owned restaurants and the relocation of company-owned restaurants, along with the continued roll-out of our new point of sale (“POS”) system. We also intend to deploy our capital into areas such as installing drive-thru lanes and adding new exterior signage.

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

Results of Operations for the Quarterly Periods Ended March 29, 2011 and April 3, 2012

Financial Highlights

•

Revenues increased $3.6 million, or 3.6%, driven by an increase in company-owned restaurant revenue of $3.6 million, or 4.1%, offsetting manufacturing declines in revenue related to commissary closures.

•	Franchise and license related revenues grew $0.5 million, or 20.5%, which was driven by unit growth and an increase in comparable store sales of +1.2%.

•

Our company-owned restaurant margins increased 29.4% due to increased revenue and reduced restaurant costs which were driven by declines in cost of sales, labor and marketing (all as a percentage of revenue).

•	Cost of goods sold decreased as a result of our cost saving initiatives.

•	Net income and Adjusted EBITDA for the first quarter of 2012 increased $2.0 million and $3.8 million, respectively, from the first quarter of 2011.

•

Earnings per share (“EPS”) increased to $0.19 per share on a dilutive basis for the first quarter of 2012 compared to $0.07 per share on a dilutive basis for the first quarter of 2011. Restructuring charges incurred during the first quarters of 2012 and 2011 reduced our EPS by approximately $0.02 per diluted share and $0.01 per diluted share, respectively.

Consolidated Results

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	March 29, 2011	April 3, 2012	2012 vs. 2011
Revenues	$101,245	$104,873	3.6%
Cost of sales	83,399	82,241	(1.4%)
Operating expenses	14,957	16,588	10.9%

Income from operations	2,889	6,044	109.2%
Interest expense, net	910	800	(12.1%)

Income before income taxes	1,979	5,244	165.0%
Total provision for income taxes	811	2,040	151.5%

Net income	$1,168	$3,204	174.3%
Adjustments to net income:
Interest expense, net	910	800	(12.1%)
Provision for income taxes	811	2,040	151.5%
Depreciation and amortization	4,540	4,767	5.0%
Restructuring expenses	213	554	160.1%
Other operating expenses, net	113	184	62.8%

Adjusted EBITDA	$7,755	$11,549	48.9%

During the first quarter of 2012, we maintained our focus on enhancing corporate margins by increasing comparable store sales, managing store level margins by focusing on food costs, and the implementation of cost saving initiatives.

System-wide comparable store sales were +1.1% for the first quarter 2012. An increase in average check of +5.0% was partially offset by a decline in system-wide transactions of -3.9% for the first quarter, reflecting the continued roll-over of our Free Bagel Friday promotion in Q1 2011.

Net income increased for the first quarter of 2012 from the first quarter 2011 primarily due to increased revenues.

Company-Owned Restaurant Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	March 29, 2011	April 3, 2012	2012 vs. 2011	March 29, 2011	April 3, 2012
Company-owned restaurant sales	$89,799	$93,447	4.1%
Percent of total revenues	88.7%	89.1%
Cost of sales:
Cost of goods sold	$26,113	$26,369	1.0%	29.1%	28.2%
Labor costs	27,030	26,868	(0.6%)	30.1%	28.8%
Rent and related expenses	10,256	10,277	0.2%	11.4%	11.0%
Other operating costs	9,114	9,327	2.3%	10.1%	10.0%
Marketing costs	3,302	2,504	(24.2%)	3.7%	2.7%

Total company-owned restaurant costs	$75,815	$75,345	(0.6%)	84.4%	80.6%

Total company-owned restaurant gross margin	$13,984	$18,102	29.4%	15.6%	19.4%

Company-owned restaurant sales for the first quarter 2012 increased 4.1%, which management attributes to favorable company-owned comparable store sales and unit growth. Catering sales increased to approximately 7.0% of our total company-owned restaurant sales for the first quarter 2012, and continued to be a strong growth channel with a year over year increase in comparable sales of 18.9% in the first quarter of 2012. Coffee sales also remain strong and grew to approximately 10.2% of our total company-owned restaurant sales, with a year over year increase in comparable store sales of 5.0%. We have also added a net of fifteen new company-owned stores since March 29, 2011.

As a percentage of company-owned restaurant sales, we saw a decrease in our food costs to 28.2% in the first quarter 2012 from 29.1% in the first quarter 2011. This 90 basis point decrease includes the leveraged impact of our price increases (-100 basis points), savings from our initiatives (-80 basis points) and a shift in product mix towards coffee and sandwiches (-30 basis points), partially offset by the impact of inflation in our commodity costs (+120 basis points). We have secured protection for 81% of our wheat needs and approximately 100% of our remaining commodity needs (coffee, butter and Class III milk) for the remainder of 2012.

As a percentage of company-owned restaurant sales, labor costs have declined due to favorable worker compensation claims that the company received during the first quarter of 2012 and the leveraged impact of our revenue increases.

We invested less in marketing during the first quarter of 2012 than we had for the first quarter of 2011, which is largely a timing related shift in spending.

Manufacturing and Commissary Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	March 29, 2011	April 3, 2012	2012 vs. 2011	March 29, 2011	April 3, 2012
Manufacturing and commissary revenues	$8,977	$8,450	(5.9%)
Percent of total revenues	8.9%	8.1%
Manufacturing and commissary costs	$7,584	$6,896	(9.1%)	84.5%	81.6%

Total manufacturing and commissary gross margin	$1,393	$1,554	11.6%	15.5%	18.4%

As of April 3, 2012, we have closed all of our commissaries. Manufacturing and commissary revenues for the first quarter 2012 were down 5.9% when compared to the first quarter 2011, primarily due to the closure of the commissaries. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled through our distributors.

Manufacturing and commissary gross margin as a percentage of manufacturing and commissary revenues increased +290 basis points in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the cost savings associated with the closure of the commissaries. Our commissaries had negative gross margin of $0.3 million and $0.2 million for the first quarters of 2011 and 2012, respectively:

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of commissary revenues
	March 29, 2011	April 3, 2012	2012 vs. 2011	March 29, 2011	April 3, 2012
Commissary revenues	$1,544	$556	(64.0%)
Percent of total revenues	1.5%	0.5%
Commissary costs	$1,871	$759	(59.4%)	121.2%	136.5%

Total commissary gross margin	$(327)	$(203)	(37.9%)	(21.2%)	(36.5%)

We expect the closing of these facilities will result in annual cost savings of approximately $1.5 million.

Franchise and License Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	March 29, 2011	April 3, 2012	2012 vs. 2011
Franchise and license related revenues	$2,469	$2,976	20.5%
Percent of total revenues	2.4%	2.8%
Number of franchise and license restaurants	301	330

Franchise and license revenue improved by $0.5 million, or 20.5% in the first quarter of 2012 compared to the same quarter in 2011, primarily due to an increase in comparable store sales of +1.2% and unit growth.

Corporate

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	March 29, 2011	April 3, 2012	2012 vs. 2011	March 29, 2011	April 3, 2012
General and administrative expenses	$10,091	$11,083	9.8%	10.0%	10.6%
Depreciation and amortization	4,540	4,767	5.0%	4.5%	4.5%
Restructuring expenses	213	554	160.1%	0.2%	0.5%
Other operating expenses, net	113	184	62.8%	0.1%	0.2%

Total operating expenses	$14,957	$16,588	10.9%	14.8%	15.8%
Interest expense, net	910	800	(12.1%)	0.9%	0.8%
Provision for income taxes	811	2,040	151.5%	0.8%	1.9%

Our total general and administrative expenses increased in the first quarter of 2012 primarily due to increases in variable incentive compensation plans.

Depreciation and amortization expenses increased $0.2 million for the first quarter of 2012 when compared to the same period in 2011. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the first quarter of 2011. During fiscal 2011, we incurred $8.0 million related to the installation of new coffee machines at our stores and $1.9 million related to the implementation of new POS systems at our stores. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for fiscal 2012 will be in the range of approximately $19.0 million to $21.0 million.

We incurred an additional $0.6 million of restructuring expenses in the first quarter of 2012 related to our plan to close our five commissaries. As of April 3, 2012, all of our commissaries have been closed. For the first quarter of 2011, restructuring expenses included charges related to the completion of our 2010 plan to restructure the organization to align with our franchise and license growth model.

Other operating expenses, net increased slightly for the first quarter of 2012. In the first quarter of 2011 we recognized losses on the retirement of older fixed assets that were disposed related to the rollout of our new coffee equipment. For the first quarter of 2012, we incurred costs associated with our acquisitions of seven existing Manhattan Bagel franchises in Buffalo, NY in addition to losses on the retirement of fixed assets that were located at the commissaries that we closed.

Interest expense, net has decreased due to our quarterly scheduled debt payments. Our average debt balance was $85.0 million for the first quarter 2011 and $74.1 million for the first quarter 2012. Our weighted average interest rate for the thirteen weeks ended April 3, 2012 was 3.3%.

We currently estimate our 2012 annual effective tax rate to be 38.9%, which compares to a fiscal 2011 annual effective tax rate of 37.6%. This increase relates primarily to the elimination of certain federal employment tax credits that we received in 2011 that have not yet been reenacted by the U.S. Congress as of April 3, 2012, partially offset by a decrease in our projected blended state tax rate.

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

The primary driver of our operating cash flow is our restaurant revenue, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations, including store sales and controllable expenses, to help ensure a steady stream of operating profits that enable us to meet our cash obligations.

Working Capital

Our working capital position has increased by $1.5 million in fiscal 2012. We began fiscal 2012 with working capital of $0.2 million and ended the first quarter with $1.7 million in working capital.

	January 3, 2012	April 3, 2012	Change
	(in thousands)
Current assets:
Cash and cash equivalents	$8,652	$9,601	$949
Restricted cash	889	825	(64)
Accounts receivable	7,774	7,151	(623)
Inventories	5,562	4,938	(624)
Current deferred income tax assets, net	9,013	9,196	183
Prepaid expenses	6,483	6,909	426
Other current assets	526	527	1

Total current assets	38,899	39,147	248
Current liabilities:
Accounts payable	$6,591	$7,410	$819
Accrued expenses and other current liabilities	24,611	22,070	(2,541)
Current portion of long-term debt	7,500	7,969	469

Total current liabilities	38,702	37,449	(1,253)

Working capital surplus	$197	$1,698	$1,501

This increase is primarily due to a decline in our accrued expenses and other current liabilities, which have declined primarily due to a decline in our workers compensation liability and a reduction of our deferred gift card balance. Other elements of working capital fluctuated in the normal course of business. As of April 3, 2012, we had unrestricted cash of $9.6 million, an increase of $0.9 million from January 3, 2012.

Free Cash Flow

Our free cash flow increased by $0.7 million for the first quarter of 2012 compared to the same period in 2011 primarily due to a $3.6 million increase in cash provided by operations, partially offset by a $1.6 million increase in the purchase of property and equipment at our restaurants and $1.5 million towards the acquisition of franchise restaurants.

	13 weeks ended
	March 29, 2011	April 3, 2012
	(in thousands)
Net cash provided by operating activities	$7,758	$11,382
Net cash used in investing activities	(3,879)	(6,760)

Free cash flow	3,879	4,622
Net cash used in financing activities	(4,856)	(3,673)

Net (decrease) increase in cash and cash equivalents	(977)	949
Cash and cash equivalents, beginning of period	11,768	8,652

Cash and cash equivalents, end of period	$10,791	$9,601

Covenants

We are subject to a number of customary covenants under our term loan, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of April 3, 2012, we were in compliance with all debt covenants.

Capital Expenditures

During the thirteen weeks ended April 3, 2012, we used approximately $5.5 million of cash to pay for additional property and equipment that included the following:

•	$4.5 million towards the outfitting of new restaurants and remodels of existing restaurants, including the continued installation of new coffee equipment and a new point of sale system; and

•	$1.0 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations.

The majority of our capital expenditures has been and will continue to be for upgrades in our current restaurants, including the installation of new coffee equipment in our restaurants and new exterior signs, and for new company-owned restaurants.

Off-Balance Sheet Arrangements

Other than our revolving credit facility and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes outside the ordinary course of business to our contractual obligations since the filing of the 2011 Form 10-K.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of our 2011 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our 2011 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2012.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of April 3, 2012, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2012, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2011 Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period.

As of April 3, 2012, there have been no material changes to the risks disclosed in our 2011 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors (the “Board”) approved a discretionary program to repurchase up to $20.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market during the thirteen weeks ended April 3, 2012. The total remaining authorization under the repurchase program was $20.0 million as of April 3, 2012. The repurchase program expires in December 2012 and is subject to compliance with applicable laws and the terms of our senior credit facility.

It is the current expectation of our Board that we will continue to pay a quarterly cash dividend, at the discretion of the Board, dependent on a variety of factors, including available cash and our overall financial condition. Like other companies incorporated in Delaware, we are also limited by Delaware law as to the payment of dividends. The payment of dividends is also subject to the terms of our senior credit facility.

Item 6. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: May 3, 2012	By: /s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: May 3, 2012	By: /s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

3.2	Fourth Amended By-Laws of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 7, 2011.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Quarterly Report on Form 10-Q of Einstein Noah Restaurant Group, Inc. for the quarter ended April 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.