Form 10-Q
period 2012-07-03
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2012-08-03
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2012, there were 16,960,237 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	January 3, 2012	July 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,652	$14,651
Restricted cash	889	899
Accounts receivable, net of $73 and $66 of allowances	7,774	7,030
Inventories	5,562	5,097
Current deferred income tax assets, net	9,013	8,143
Prepaid expenses	6,483	7,710
Other current assets	526	546

Total current assets	38,899	44,076
Property, plant and equipment, net	59,017	56,192
Trademarks and other intangibles, net	64,382	64,298
Goodwill	9,562	10,775
Long-term deferred income tax assets, net	29,803	27,680
Other assets	3,069	3,038

Total assets	$204,732	$206,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,591	$7,293
Accrued expenses and other current liabilities	24,611	25,217
Current portion of long-term debt	7,500	8,437

Total current liabilities	38,702	40,947
Long-term debt	66,700	62,013
Other liabilities	11,517	11,375
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	116,919	114,335

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,830,831 and 16,959,836 shares issued and outstanding	17	17
Additional paid-in capital	273,736	275,715
Accumulated other comprehensive loss, net of income tax	(48)	(51)
Accumulated deficit	(185,892)	(183,957)

Total stockholders’ equity	87,813	91,724

Total liabilities and stockholders’ equity	$204,732	$206,059

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended		26 weeks ended
	June 28, 2011	July 3, 2012	June 28, 2011	July 3, 2012
Revenues:
Company-owned restaurant sales	$93,613	$96,399	$183,412	$189,846
Manufacturing and commissary revenues	7,797	7,239	16,774	15,689
Franchise and license related revenues	2,267	2,355	4,736	5,331

Total revenues	103,677	105,993	204,922	210,866

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	28,164	27,003	54,278	53,372
Labor costs	27,156	28,208	54,186	55,076
Rent and related expenses	10,023	10,470	20,278	20,747
Other operating costs	10,226	10,176	19,341	19,503
Marketing costs	2,924	3,486	6,226	5,990

Total company-owned restaurant costs	78,493	79,343	154,309	154,688

Manufacturing and commissary costs	6,865	5,581	14,449	12,477
General and administrative expenses	8,615	10,032	18,705	21,115
Depreciation and amortization	4,607	5,011	9,147	9,778
Restructuring expenses	—	(74)	213	480
Strategic alternatives expense	—	435	—	435
Other operating (income) expenses, net	(936)	75	(823)	259

Total costs and expenses	97,644	100,403	196,000	199,232

Income from operations	6,033	5,590	8,922	11,634

Interest expense, net	823	778	1,733	1,578

Income before income taxes	5,210	4,812	7,189	10,056

Provision for income taxes	2,130	1,856	2,941	3,896

Net income	$3,080	$2,956	$4,248	$6,160

Unrealized losses on derivatives, net of tax	(43)	—	(71)	(3)

Comprehensive income	$3,037	$2,956	$4,177	$6,157

Net income per share:
Basic	$0.18	$0.17	$0.26	$0.36

Diluted	$0.18	$0.17	$0.25	$0.36

Cash dividend(s) declared per common share	$0.125	$0.125	$0.125	$0.250

Weighted average number of common shares outstanding:
Basic	16,725,827	16,935,195	16,555,617	16,892,986

Diluted	17,004,316	17,213,322	16,847,493	17,162,952

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 weeks ended
	June 28, 2011	July 3, 2012
OPERATING ACTIVITIES:
Net income	$4,248	$6,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,147	9,778
Deferred income tax expense	2,401	2,993
Stock-based compensation expense	961	1,245
(Gain) loss on disposal of assets	(855)	190
Provision for losses on accounts receivable	54	25
Amortization of debt issuance and debt discount costs	253	222
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(137)	(10)
Accounts receivable	(747)	719
Accounts payable and accrued expenses	2,001	3,623
Other assets and liabilities	(876)	(1,048)

Net cash provided by operating activities	16,450	23,897

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,890)	(9,361)
Proceeds from the sale and disposal of property, plant and equipment	1,153	309
Acquisition of restaurant assets, net of cash acquired	(390)	(1,613)

Net cash used in investing activities	(7,127)	(10,665)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(11)	(11)
Repayments on line of credit	(8,000)	—
Repayments under the term loan	(1,875)	(3,750)
Dividends paid	(2,083)	(4,206)
Proceeds upon stock option exercises	838	734

Net cash used in financing activities	(11,131)	(7,233)

Net (decrease) increase in cash and cash equivalents	(1,808)	5,999
Cash and cash equivalents, beginning of period	11,768	8,652

Cash and cash equivalents, end of period	$9,960	$14,651

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

As of July 3, 2012, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”). All Kettleman Bagel Company (“Kettleman Bagel”) restaurants have been rebranded as Einstein Bros.

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

3. Business Combinations

The Company has acquired seven restaurants, in two separate transactions, from existing franchisees during fiscal 2012. The following table summarizes the estimated fair values as of the dates of these acquisitions (in thousands):

Cash and cash equivalents	$6
Inventories	59
Other current assets	5
Property, plant and equipment	350
Goodwill	1,096
Accrued expense and other current liabilities	(50)

Total purchase price	$1,466
Amounts withheld	(60)

Net cash paid at closing	$1,406
Payments of amounts withheld from current and prior acquisitions	213

Cash paid towards acquisitions	$1,619

These acquired restaurants contributed $0.9 million and $1.3 million in net operating revenue for the thirteen and twenty-six week periods ended July 3, 2012, respectively. The goodwill of $1.1 million arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. All of the goodwill recognized is expected to be deductible for income tax purposes.

The Company withholds certain amounts at the closing of each transaction which could be applied to any outstanding liabilities that relate to the seller as of the closing date of the transaction. The Company will then pay the difference to the seller at an agreed upon date. For the twenty-six weeks ended July 3, 2012, the Company has paid approximately $0.2 million of these amounts related to prior acquisitions. As of July 3, 2012, the Company has $0.3 million of withheld amounts that are recorded as a component of accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

The Company treats acquisition related costs as expenses in the periods in which they are incurred. For the twenty-six weeks ended July 3, 2012, the Company recorded $0.1 million in costs related to these acquisitions. These amounts are included in other operating (income) expenses, net on the accompanying consolidated statement of income and comprehensive income.

During the second quarter of 2012, the Company adjusted its assignment of the aggregate Kettleman Bagel acquisition consideration for changes to its original estimates of the fair value of capital assets that were acquired. These changes are the result of additional information obtained since the filing of the Company’s Form 10-K for the fiscal year ended January 3, 2012. The adjustment to property, plant and equipment of $0.1 million did not result in a material change to previously reported amounts. Goodwill increased by $0.1 million as a result of the decrease in the fair value of the property, plant and equipment.

4. Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 3, 2012	July 3, 2012
	(in thousands)
Finished goods	$4,489	$4,232
Raw materials	1,073	865

Total inventories	$5,562	$5,097

5. Stock-Based Compensation

As of July 3, 2012, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. As of July 3, 2012, there were 559,836 shares, 134,320 shares and 36,011 shares reserved for future issuance under the Omnibus Plan, Equity Plan and SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended June 28, 2011 and July 3, 2012 was approximately $0.5 million and $0.7 million, respectively. Stock-based compensation cost for the twenty-six weeks ended June 28, 2011 and July 3, 2012 was approximately $1.0 million and $1.2 million, respectively. These costs are included in general and administrative expenses. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended		26 weeks ended
	June 28, 2011	July 3, 2012	June 28, 2011	July 3, 2012
Expected life of options and SARs from date of grant	2.75 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	1.03% - 2.61%	0.43% - 1.16%	0.94% - 2.61%	0.36% - 1.16%
Volatility	42%	41%	42%	41% - 42%
Assumed dividend yield	3.14%	2.83%	3.14% - 3.32%	2.83% - 3.31%

Stock Option and SARs Activity

Stock option and SARs transactions under all plans during the twenty-six weeks ended July 3, 2012 were as follows:

	Number of Options and SARs	Weighted-Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, January 3, 2012	1,217,749	$12.17
Granted	299,228	14.55
Exercised	(104,968)	8.56
Forfeited	(75,893)	13.27
Cancelled	(15,376)	13.26

Outstanding, July 3, 2012	1,320,740	$12.92	7.04

Exercisable and vested, July 3, 2012	702,724	$11.54	5.64

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended July 3, 2012 was $0.7 million.

As of July 3, 2012, the Company had approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under its plans, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the twenty-six weeks ended July 3, 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, January 3, 2012	96,180	$15.55
Granted	86,028	14.63
Vested	(35,110)	15.52
Forfeited	(8,566)	15.36

Non-vested rights, July 3, 2012	138,532	$15.00	$2,449,246

As of July 3, 2012, the Company has approximately $1.4 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.6 years.

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

The Company has current liabilities of $0.2 million for its restructurings as of July 3, 2012. The following table summarizes the Company’s restructuring activities for the twenty-six weeks ended July 3, 2012:

	Employee Termination Benefits	Contract Termination Costs	Other	Total
	(in thousands)
Balance, January 3, 2012	$447	$130	$187	$764
Additional expense incurred	140	316	24	480
Amounts paid	(512)	(313)	(171)	(996)

Balance, July 3, 2012	$75	$133	$40	$248

7. Income Taxes

The Company currently estimates its fiscal 2012 annual effective tax rate to be 38.7%, which compares to a fiscal 2011 annual effective tax rate of 37.6%. This increase relates primarily to the elimination of certain federal employment tax credits that the Company received in fiscal 2011 that have not yet been reenacted by the U.S. Congress as of July 3, 2012, partially offset by a decrease in the Company’s projected blended state tax rate.

8. Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended		26 weeks ended
	June 28, 2011	July 3, 2012	June 28, 2011	July 3, 2012
Basic weighted average shares outstanding	16,725,827	16,935,195	16,555,617	16,892,986
Dilutive effect of stock options, SARs and RSUs	278,489	278,127	291,876	269,966

Diluted weighted average shares outstanding	17,004,316	17,213,322	16,847,493	17,162,952

Anti-dilutive stock options, SARs and RSUs	440,070	613,148	333,902	239,899

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

9. Dividends

Our Board of Directors declared the following dividends during the periods presented:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
	(in thousands)
2011:
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011

2012:
January 18, 2012	March 1, 2012	$0.125	$2,106	April 15, 2012
May 1, 2012	June 1, 2012	$0.125	$2,120	July 15, 2012

The estimate of the amount to be paid as a result of the May 1, 2012 declaration is included in Accrued Expenses and Other Current Liabilities on the consolidated balance sheet as of July 3, 2012.

10. Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of July 3, 2012, the Company had $6.8 million in letters of credit outstanding which reduce its availability under the revolving facility. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of July 3, 2012, the Company had a balance of $6.7 million on its revolving facility. The availability under the Company’s $50.0 million revolving facility was $36.5 million as of July 3, 2012.

Strategic Alternatives

On May 3, 2012, the Company announced that it had retained Piper Jaffray as a financial advisor to explore strategic alternatives for the Company, including a possible business combination or sale of the Company. The Company records expenses towards this review as Strategic Alternatives Expense on the consolidated statements of income and comprehensive income.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

11. Supplemental Cash Flow Information

	26 weeks ended
	June 28, 2011	July 3, 2012
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and credit facility	$899	$1,103
Other	287	294

Income taxes	$299	$616

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$17	$5
Change in accrued expenses for purchases of property and equipment	$(1,085)	$(2,255)

12. Subsequent Events

On July 17, 2012, the Company purchased one franchised restaurant from a franchisee for approximately $0.2 million.

On July 30, 2012, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.125 per share, payable on October 15, 2012 to shareholders of record on September 1, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances, the strategic alternatives review that has been undertaken by the company and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated thereunder, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended January 3, 2012 as updated in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

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

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The second quarters in fiscal years 2011 and 2012 ended on June 28, 2011 and July 3, 2012, respectively. Each quarter contained thirteen weeks and each year to date period contained twenty-six weeks. Our current fiscal year ends on January 1, 2013 and consists of 52 weeks.

As used in this report, the terms “Company,” “ENRGI,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, restructuring expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow”, which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 16 and 21.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include that restaurant in our open store count, but exclude its sales from our comparable store sales. As of July 3, 2012, there are five stores that we intend to relocate, and are thus considered to be temporarily closed.

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

In the context of our key strategies to drive comparable store sales growth, to enhance corporate margins and to accelerate unit growth, we evaluated our financial performance for the second quarter and first-half of 2012 by considering the following key factors:

•

Comparable store sales – Our system-wide comparable store sales have been positive in each of the last five quarters with the second quarter of 2012 delivering +1.3%. We have seen sequential improvement in comparable store sales at our restaurants on a company-owned basis over the last six quarters, with an increase of +1.2% for the second quarter of 2012. The primary reasons for this sequential improvement has been strong growth in average check, driven by the strength of our catering sales, favorable menu mix and a slight reduction in customer discounts.

	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012
System-wide comparable sales	+0.2%	+1.0%	+1.2%	+1.1%	+1.3%
Company-owned comparable sales	-0.3%	+0.7%	+0.8%	+1.1%	+1.2%

Our catering business, on a comparable store basis, grew by approximately 17.3% and 18.3% on a quarterly and year to date basis, respectively, with our focus on our online ordering system and on search engine/online marketing. Our catering business now makes up over 7% of our company-owned restaurant revenues. We have also seen strong growth in our blended beverage line of business. Coffee and blended beverage sales now represent approximately 10% of our menu mix and continue to grow.

•

Manufacturing and Commissaries – Revenues for our manufacturing business and commissaries declined by 7.2% reflecting our commissary closures in the first quarter of 2012, while our margin as a percentage of manufacturing and commissary revenue improved to 22.9% from 12.0%. We completed the closure of all five of our commissaries during the first quarter 2012 and we immediately benefited from the resultant lower costs in our supply chain.

•

Franchise and License Revenue – Total franchise and license related revenues increased by 3.9% as a result of the royalty streams from 31 net additional units opened since June 28, 2011, together with favorable comparable store sales.

•

Margin improvement – Our margin improved in our company-owned restaurants as a percentage of company owned restaurant sales by 150 basis points for the second quarter 2012 when compared to the second quarter 2011, which we attribute to sales leveraging, lower discounts, lower food costs and operational efficiencies in hourly labor. Our food costs decreased as a percentage of company-owned restaurant sales due to the streamlining of our supply chain through the closure of our commissary operations. We saw a slight increase in employee benefits during the quarter.

•	Unit development – As of July 3, 2012, we owned/operated, franchised and licensed 783 restaurants. We have added ten net restaurants in the first half of 2012.

2012 Outlook

Our execution plan to grow comparable store sales includes:

•	Build traffic by leveraging our strengths in:

•	Breakfast (bagels & sandwiches)

•	Smart Choice menu options

•	Specialty beverages and coffee

•	Build average check through bulk bagels, catering and premium sandwich innovation

•	Build brand awareness with a balanced approach of grass roots and mass marketing

•	Grass roots local brand activation

•	Targeted digital/outdoor media

•	Targeted outdoor billboard advertising

•	Launch loyalty program

Our catering channel will continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, namely, managing the sourcing of our commodities, streamlining our network of product distribution, utilizing point of sale technology to drive sustainable cost advantage, and improving restaurant level operating efficiency through targeted initiatives around product costs and labor.

Our acceleration of unit growth will continue to focus on franchising of Einstein Bros., asset light unit economics and penetration into new key licensing channels. Our unit growth plan for 2012 considers our long-term annual growth objective of +10%, or 60 to 80 system-wide openings for 2012. This includes the openings of 8 to 12 company-owned restaurants, 12 to 14 franchised restaurants and 40 to 54 licensed restaurants. We view refranchising opportunistically as a strategy to attract high quality franchisees that will support our accelerated growth initiatives.

We expect to spend between $24 million and $26 million in capital expenditures in 2012 which includes the opening of company-owned restaurants and the relocation of company-owned restaurants, along with the continued roll-out of our new point of sale (“POS”) system. We also intend to deploy our capital into areas such as installing drive-thru lanes and adding new exterior signage.

We have a robust pipeline of existing franchise development agreements and new license locations. We will continue to host discovery days for potential franchisees as well as to expand our license footprint.

We believe we are well positioned to execute on our 2012 plan as our free cash flow continues to be consistently robust as a result of a strong balance sheet as well as our utilization of our deferred tax assets, primarily our net operating loss carryforwards. Furthermore, we expect favorable interest rates in 2012 which, coupled with lower debt balances, will further benefit net income.

Results of Operations for the Quarterly and Year to Date Periods Ended June 28, 2011 and July 3, 2012

Financial Highlights for the Second Quarter 2012 as compared to the Second Quarter 2011

•

Total revenues increased $2.3 million, or 2.2%, driven by an increase in company-owned restaurant revenue of $2.8 million, or 3.0%, offsetting declines in manufacturing revenue due to the closure of our commissaries.

•	Cost of goods sold decreased 210 basis points as a percentage of company owned restaurant sales as a result of our cost saving initiatives.

•	Net income decreased by $0.1 million, while Adjusted EBITDA increased $1.3 million, or 13.7%, for the second quarter of 2012.

•

Earnings per share (“EPS”) decreased to $0.17 per share on a dilutive basis for the second quarter of 2012 compared to $0.18 per share on a dilutive basis for the second quarter of 2011. For the second quarter 2012, charges incurred towards the exploration of strategic alternatives decreased EPS by $0.02 per diluted share. Gains on the sale of two restaurants to a franchisee and the receipt of the insurance proceeds related to a fire at one company-owned restaurant during the second quarter of 2011 increased that period’s EPS by $0.03 per diluted share.

Consolidated Results

	13 weeks ended			26 weeks ended
	(in thousands)		Increase/ (Decrease)	(in thousands)		Increase/ (Decrease)
	June 28, 2011	July 3, 2012	2012 vs. 2011	June 28, 2011	July 3, 2012	2012 vs. 2011
Revenues	$103,677	$105,993	2.2%	$204,922	$210,866	2.9%
Cost of sales	85,358	84,924	(0.5%)	168,758	167,165	(0.9%)
Operating expenses	12,286	15,479	26.0%	27,242	32,067	17.7%

Income from operations	6,033	5,590	(7.3%)	8,922	11,634	30.4%
Interest expense, net	823	778	(5.5%)	1,733	1,578	(8.9%)

Income before income taxes	5,210	4,812	(7.6%)	7,189	10,056	39.9%
Total provision for income taxes	2,130	1,856	(12.9%)	2,941	3,896	32.5%

Net income	$3,080	$2,956	(4.0%)	$4,248	$6,160	45.0%
Adjustments to net income:
Interest expense, net	823	778	(5.5%)	1,733	1,578	(8.9%)
Provision for income taxes	2,130	1,856	(12.9%)	2,941	3,896	32.5%
Depreciation and amortization	4,607	5,011	8.8%	9,147	9,778	6.9%
Restructuring expenses	—	(74)	* *	213	480	125.4%
Strategic alternatives expense	—	435	* *	—	435	* *
Other operating (income) expenses, net	(936)	75	(108.0%)	(823)	259	(131.5%)

Adjusted EBITDA	$9,704	$11,037	13.7%	$17,459	$22,586	29.4%

**	Not meaningful

During the second quarter of 2012, we maintained our focus on enhancing corporate margins by increasing comparable store sales, managing store level margins by focusing on food costs, and implementing cost saving initiatives.

System-wide comparable store sales were +1.3% and +1.2% for the second quarter and year to date periods ended July 3, 2012, respectively, driven by strong check growth of +3.9% for the quarter and +4.4% on a year to date basis, reflecting price and product mix favorability. At the same time, traffic improved sequentially from -3.9% for the first quarter 2012 to -2.6% for the second quarter 2012 as we continued to rebuild momentum.

Net income decreased for the second quarter of 2012 from the second quarter of 2011 primarily due to lower income from operations, expenses incurred towards the exploration of strategic alternatives and the impact of gains recognized in 2011 on insurance proceeds from a restaurant fire and on the sale of restaurants in Charlotte.

Company-Owned Restaurant Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	June 28, 2011	July 3, 2012	2012 vs. 2011	June 28, 2011	July 3, 2012
Company-owned restaurant sales	$93,613	$96,399	3.0%
Percent of total revenues	90.3%	91.0%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$28,164	$27,003	(4.1%)	30.1%	28.0%
Labor costs	27,156	28,208	3.9%	29.0%	29.3%
Rent and related expenses	10,023	10,470	4.5%	10.7%	10.9%
Other operating costs	10,226	10,176	(0.5%)	10.9%	10.6%
Marketing costs	2,924	3,486	19.2%	3.1%	3.6%

Total company-owned restaurant costs	$78,493	$79,343	1.1%	83.8%	82.3%

Total company-owned restaurant gross margin	$15,120	$17,056	12.8%	16.2%	17.7%

	26 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	June 28, 2011	July 3, 2012	2012 vs. 2011	June 28, 2011	July 3, 2012
Company-owned restaurant sales	$183,412	$189,846	3.5%
Percent of total revenues	89.5%	90.0%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$54,278	$53,372	(1.7%)	29.6%	28.1%
Labor costs	54,186	55,076	1.6%	29.5%	29.0%
Rent and related expenses	20,278	20,747	2.3%	11.1%	10.9%
Other operating costs	19,341	19,503	0.8%	10.5%	10.3%
Marketing costs	6,226	5,990	(3.8%)	3.4%	3.2%

Total company-owned restaurant costs	$154,309	$154,688	0.2%	84.1%	81.5%

Total company-owned restaurant gross margin	$29,103	$35,158	20.8%	15.9%	18.5%

Company-owned restaurant sales for the second quarter and year to date 2012 increased 3.0% and 3.5%, respectively, attributable to unit growth and favorable company-owned comparable store sales of +1.2% and +1.1%, respectively. Catering sales comprised approximately 7.3% of our comparable company-owned restaurant sales for each of the second quarter 2012 and year to date 2012, reflecting year over year increases in comparable sales of 17.3% and 18.3%, respectively. On a year to date basis, coffee sales remain strong and now represent approximately 10% of our comparable company-owned restaurant sales. We have also added a net of sixteen new company-owned stores since June 28, 2011.

As a percentage of company-owned restaurant sales, we saw a decrease in our food costs to 28.0% in the second quarter 2012 from 30.1% in the second quarter 2011. This 210 basis point decrease includes the leveraged impact of our price increases (-90 basis points) and savings from our initiatives (-200 basis points), partially offset by a shift in product mix (+10 basis points) and the impact of inflation in our commodity costs (+70 basis points).

On a year to date basis, we saw a decrease in our food costs from 29.6% to 28.1%. This 150 basis point decrease includes the leveraged impact of our price increases (-100 basis points) and savings from our initiatives (-140 basis points), partially offset by the impact of inflation in our commodity costs (+90 basis points).

We have secured protection for approximately 92% of our wheat needs and approximately 100% of our remaining commodity needs (coffee, butter and Class III milk) for the remainder of 2012.

As a percentage of company-owned restaurant sales, labor costs increased in the second quarter due to higher employee benefit costs and variable incentive compensation accruals. On a year to date basis, overall labor costs (as a percentage of company-owned restaurant sales) have declined due to the leveraged impact of our sales increases.

We invested $0.6 million more in marketing during the second quarter of 2012 than we did for the second quarter of 2011, which is largely a timing related shift in spending. On a year to date basis, marketing expenses have decreased slightly to $6.0 million in 2012 from $6.2 million in 2011.

Manufacturing and Commissary Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	June 28, 2011	July 3, 2012	2012 vs. 2011	June 28, 2011	July 3, 2012
Manufacturing and commissary revenues	$7,797	$7,239	(7.2%)
Percent of total revenues	7.5%	6.8%
Manufacturing and commissary costs	$6,865	$5,581	(18.7%)	88.0%	77.1%

Total manufacturing and commissary gross margin	$932	$1,658	77.9%	12.0%	22.9%

	26 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	June 28, 2011	July 3, 2012	2012 vs. 2011	June 28, 2011	July 3, 2012
Manufacturing and commissary revenues	$16,774	$15,689	(6.5%)
Percent of total revenues	8.2%	7.5%
Manufacturing and commissary costs	$14,449	$12,477	(13.6%)	86.1%	79.5%

Total manufacturing and commissary gross margin	$2,325	$3,212	38.2%	13.9%	20.5%

We closed all five of our commissaries by the end of the first quarter 2012. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled directly through our distributors.

Manufacturing and commissary revenues for the second quarter and year to date 2012 were down 7.2% and 6.5%, respectively, when compared to the same 2011 periods, primarily due to the closure of the commissaries. However, cost savings resulting from these closures had a significant positive impact on our margins. We expect the closing of these facilities will result in annual cost savings of approximately $1.5 million.

Franchise and License Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	June 28, 2011	July 3, 2012	2012 vs. 2011
Franchise and license related revenues	$2,267	$2,355	3.9%
Percent of total revenues	2.2%	2.2%
Number of franchise and license restaurants	304	335

	26 weeks ended
	(in thousands)		Increase/ (Decrease)
	June 28, 2011	July 3, 2012	2012 vs. 2011
Franchise and license related revenues	$4,736	$5,331	12.6%
Percent of total revenues	2.3%	2.5%
Number of franchise and license restaurants	304	335

Overall, franchise and license revenue was driven by continued unit development which netted an additional 29 licensed locations and 2 franchised locations since June 28, 2011. Franchise and license comparable store sales were +1.6% and +1.3% for the thirteen and twenty-six weeks ended July 3, 2012, respectively. Our license revenue was negatively impacted in 2012 due to a shift in our calendar relative to the week that college campuses completed their spring curriculum.

Corporate

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	June 28, 2011	July 3, 2012	2012 vs. 2011	June 28, 2011	July 3, 2012
General and administrative expenses	$8,615	$10,032	16.4%	8.3%	9.5%
Depreciation and amortization	4,607	5,011	8.8%	4.5%	4.7%
Restructuring expenses	—	(74)	* *	0.0%	(0.1%)
Strategic alternatives expense	—	435	* *	0.0%	0.4%
Other operating (income) expenses, net	(936)	75	(108.0%)	(0.9%)	0.1%

Total operating expenses	$12,286	$15,479	26.0%	11.9%	14.6%
Interest expense, net	823	778	(5.5%)	0.8%	0.7%
Provision for income taxes	2,130	1,856	(12.9%)	2.0%	1.8%

**	Not meaningful

	26 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	June 28, 2011	July 3, 2012	2012 vs. 2011	June 28, 2011	July 3, 2012
General and administrative expenses	$18,705	$21,115	12.9%	9.1%	10.0%
Depreciation and amortization	9,147	9,778	6.9%	4.5%	4.6%
Restructuring expenses	213	480	125.4%	0.1%	0.2%
Strategic alternatives expense	—	435	* *	0.0%	0.2%
Other operating (income) expenses, net	(823)	259	(131.5%)	(0.4%)	0.1%

Total operating expenses	$27,242	$32,067	17.7%	13.3%	15.2%
Interest expense, net	1,733	1,578	(8.9%)	0.8%	0.8%
Provision for income taxes	2,941	3,896	32.5%	1.4%	1.9%

**	Not meaningful

Our total general and administrative expenses increased in the second quarter of 2012 and on a year to date basis primarily due to increases in variable incentive compensation plans, stock based compensation and fees related to potential site development. We expect general and administrative expenses for the remainder of fiscal 2012 to be in the range of $10 million to $11 million per quarter.

Depreciation and amortization expenses increased $0.4 million and $0.6 million for the second quarter and year to date 2012, respectively, when compared to the same periods in 2011. The increase is due to additional investments in company-owned restaurants that were either added or upgraded since the second quarter of 2011. During fiscal 2011, we incurred $8.0 million related to the installation of new coffee machines at our stores and $1.9 million related to the implementation of new POS systems at some of our stores. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for fiscal 2012 will be in the range of $19.0 million to $21.0 million.

We incurred an additional $0.5 million of restructuring expenses in 2012 related to our plan to close our five commissaries. All of our commissaries were closed by the end of the first quarter 2012. Restructuring expenses in 2011 included charges related to the completion of our 2010 plan to restructure the organization to align with our franchise and license growth model.

On May 3, 2012, we announced that we have retained Piper Jaffray as a financial advisor to explore strategic alternatives for the Company, including a possible business combination or sale of the Company. Through the second quarter of 2012, we have recorded $0.4 million in expenses related to this effort.

During the second quarter of 2011, we recognized gains on the sale of two company-owned restaurants and on insurance proceeds received from a restaurant fire. During 2012, we incurred costs associated with our acquisitions of seven existing Manhattan Bagel franchises in Buffalo, NY in addition to losses on the retirement of fixed assets. These items are recorded as components of other operating (income) expenses, net on our consolidated statements of income and consolidated income.

Interest expense, net has decreased due to our quarterly scheduled debt payments. Our average debt balance decreased from $82.8 million for the first six months of 2011 compared to $73.2 million for the six months of 2012. Our weighted average interest rate for the twenty-six weeks ended July 3, 2012 was 3.3%.

We currently estimate our fiscal 2012 annual effective tax rate to be 38.7%, which compares to a fiscal 2011 annual effective tax rate of 37.6%. This increase relates primarily to the elimination of certain federal employment tax credits that we received in 2011 that have not yet been reenacted by the U.S. Congress as of July 3, 2012, partially offset by a decrease in our projected blended state tax rate.

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

Working Capital

Our working capital position has increased by $2.9 million in fiscal 2012. We began fiscal 2012 with working capital of $0.2 million and ended the second quarter with $3.1 million.

	January 3, 2012	July 3, 2012	Change
Current assets:
Cash and cash equivalents	$8,652	$14,651	$5,999
Restricted cash	889	899	10
Accounts receivable	7,774	7,030	(744)
Inventories	5,562	5,097	(465)
Current deferred income tax assets, net	9,013	8,143	(870)
Prepaid expenses	6,483	7,710	1,227
Other current assets	526	546	20

Total current assets	38,899	44,076	5,177
Current liabilities:
Accounts payable	$6,591	$7,293	$702
Accrued expenses and other current liabilities	24,611	25,217	606
Current portion of long-term debt	7,500	8,437	937

Total current liabilities	38,702	40,947	2,245

Working capital surplus	$197	$3,129	$2,932

This increase in working capital is primarily due to the significant increase in our cash balance, which we attribute to strong cash flow from operations, including the timing of payroll and dividend payments. Other elements of working capital fluctuated in the normal course of business. As of July 3, 2012, we had unrestricted cash of $14.7 million, an increase of $6.0 million from January 3, 2012. We also have $36.5 million available for borrowing under our revolving credit facility.

Free Cash Flow

Our free cash flow increased by $3.9 million for the first half of 2012 compared to the same period in 2011 primarily due to a $7.4 million increase in cash provided by operations, partially offset by a $1.5 million increase in the purchase of property and equipment at our restaurants and a $1.2 million increase in cash used for the acquisition of restaurants.

	26 weeks ended
	June 28, 2011	July 3, 2012
	(in thousands)
Net cash provided by operating activities	$16,450	$23,897
Net cash used in investing activities	(7,127)	(10,665)

Free cash flow	9,323	13,232
Net cash used in financing activities	(11,131)	(7,233)

Net (decrease) increase in cash and cash equivalents	(1,808)	5,999
Cash and cash equivalents, beginning of period	11,768	8,652

Cash and cash equivalents, end of period	$9,960	$14,651

Covenants

We are subject to a number of customary covenants under our senior credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of July 3, 2012, we were in compliance with all debt covenants.

Capital Expenditures

During the twenty-six weeks ended July 3, 2012, we used approximately $9.4 million of cash to pay for additional property and equipment that included the following:

•	$7.5 million towards the outfitting of new restaurants and remodels of existing restaurants, including the continued installation of new coffee equipment and a new point of sale system; and

•	$1.9 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations.

The majority of our capital expenditures has been and will continue to be for upgrades in our current restaurants, including the installation of new coffee equipment in our restaurants and new exterior signs, and for new company-owned restaurants.

Off-Balance Sheet Arrangements

Other than our operating leases and letters of credit, we do not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2012.

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

Based on the evaluation of our disclosure controls and procedures as of July 3, 2012, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2012, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of July 3, 2012, there have been no material changes to the risks disclosed in our 2011 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors (the “Board”) approved a discretionary program to repurchase up to $20.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market during the twenty-six weeks ended July 3, 2012. The total remaining authorization under the repurchase program was $20.0 million as of July 3, 2012. The repurchase program expires in December 2012 and is subject to compliance with applicable laws and the terms of our senior credit facility.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Dated: August 2, 2012	By: /s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Dated: August 2, 2012	By: /s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

3.2	Fourth Amended By-Laws of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 7, 2011.

10.1	Amendments to Einstein Noah Restaurant Group, Inc. Stock Appreciation Rights Plan.

10.2	Letter Agreement for Jeffrey J. O’Neill is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.3	Letter Agreement for Emanuel P.N. Hilario is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.4	Letter Agreement for Brian L. Unger is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.5	Letter Agreement for Rhonda J. Parish is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 3, 2012.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Form 10-Q for the quarter ended July 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.