Form 10-Q
period 2012-10-02
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2012-11-13
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2012

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

As of November 8, 2012, there were 16,964,520 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	January 3, 2012	October 2, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,652	$12,668
Restricted cash	889	924
Accounts receivable, net of $73 and $108 of allowances	7,774	9,813
Inventories	5,562	5,340
Current deferred income tax assets, net	9,013	8,214
Prepaid expenses	6,483	7,412
Other current assets	526	493

Total current assets	38,899	44,864

Property, plant and equipment, net	59,017	58,841
Trademarks and other intangibles, net	64,382	64,282
Goodwill	9,562	10,775
Long-term deferred income tax assets, net	29,803	25,939
Other assets	3,069	2,862

Total assets	$204,732	$207,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,591	$10,422
Accrued expenses and other current liabilities	24,611	23,765
Current portion of long-term debt	7,500	8,906

Total current liabilities	38,702	43,093

Long-term debt	66,700	59,669
Other liabilities	11,517	11,148
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	116,919	113,910

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,830,831 and 16,964,166 shares issued and outstanding	17	17
Additional paid-in capital	273,736	276,351
Accumulated other comprehensive loss, net of income tax	(48)	(51)
Accumulated deficit	(185,892)	(182,664)

Total stockholders’ equity	87,813	93,653

Total liabilities and stockholders’ equity	$204,732	$207,563

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended		39 weeks ended
	September 27, 2011	October 2, 2012	September 27, 2011	October 2, 2012
Revenues:
Company-owned restaurant sales	$92,311	$95,418	$275,723	$285,264
Manufacturing and commissary revenues	8,766	7,507	25,541	23,196
Franchise and license related revenues	2,455	2,569	7,191	7,900

Total revenues	103,532	105,494	308,455	316,360
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	27,693	26,676	81,971	80,048
Labor costs	27,329	27,906	81,514	82,982
Rent and related expenses	9,926	10,761	30,205	31,508
Other operating costs	10,145	10,649	29,485	30,152
Marketing costs	1,567	3,017	7,793	9,007

Total company-owned restaurant costs	76,660	79,009	230,968	233,697

Manufacturing and commissary costs	8,004	5,738	22,452	18,215
General and administrative expenses	8,610	9,091	27,314	30,206
Depreciation and amortization	4,836	5,014	13,984	14,792
Restructuring expenses	121	—	334	480
Strategic alternatives expense	—	250	—	685
Other operating expenses (income), net	47	60	(776)	319

Total costs and expenses	98,278	99,162	294,276	298,394

Income from operations	5,254	6,332	14,179	17,966

Interest expense, net	772	744	2,507	2,322

Income before income taxes	4,482	5,588	11,672	15,644
Provision for income taxes	1,647	2,174	4,589	6,070

Net income	$2,835	$3,414	$7,083	$9,574

Unrealized losses on derivatives, net of tax	(8)	—	(79)	(3)

Comprehensive income	$2,827	$3,414	$7,004	$9,571

Net income per share:
Basic	$0.17	$0.20	$0.43	$0.57

Diluted	$0.17	$0.20	$0.42	$0.56

Cash dividend(s) declared per common share	$0.125	$0.125	$0.250	$0.375

Weighted average number of common shares outstanding:
Basic	16,785,934	16,961,298	16,588,907	16,915,756

Diluted	17,013,086	17,292,305	16,856,275	17,200,034

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 weeks ended
	September 27, 2011	October 2, 2012
OPERATING ACTIVITIES:
Net income	$7,083	$9,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,984	14,792
Deferred income tax expense	3,598	4,663
Stock-based compensation expense	1,528	1,838
(Gain) loss on disposal of assets	(819)	204
Provision for losses on accounts receivable	67	60
Amortization of debt issuance and debt discount costs	363	335
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(336)	(35)
Accounts receivable	(2,702)	(2,099)
Accounts payable and accrued expenses	4,598	3,137
Other assets and liabilities	(1,935)	(1,093)

Net cash provided by operating activities	25,429	31,376

INVESTING ACTIVITIES:
Purchase of property and equipment	(12,756)	(14,638)
Proceeds from the sale and disposal of property, plant and equipment	1,191	332
Acquisition of restaurant assets, net of cash acquired	(390)	(1,864)

Net cash used in investing activities	(11,955)	(16,170)

FINANCING ACTIVITIES:
Payments under capital lease obligations	(17)	(16)
Repayments on line of credit	(8,000)	—
Repayments under the term loan	(3,750)	(5,625)
Dividends paid	(4,177)	(6,326)
Proceeds upon stock option exercises	973	777

Net cash used in financing activities	(14,971)	(11,190)

Net (decrease) increase in cash and cash equivalents	(1,497)	4,016
Cash and cash equivalents, beginning of period	11,768	8,652

Cash and cash equivalents, end of period	$10,271	$12,668

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

As of October 2, 2012, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”). All Kettleman Bagel Company (“Kettleman Bagel”) restaurants have been rebranded as Einstein Bros.

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

In July 2012, the Financial Accounting Standards Board issued guidance that simplifies how entities test indefinite-lived intangible assets and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The guidance will become effective for the Company at the beginning of the first quarter of 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Business Combinations

The Company has acquired eight restaurants, in three separate transactions, from existing franchisees during fiscal 2012. The following table summarizes the estimated fair values as of the dates of these acquisitions (in thousands):

Cash and cash equivalents	$7
Inventories	68
Other current assets	6
Property, plant and equipment	575
Goodwill	1,096

Total purchase price	$1,752
Amounts withheld	(94)

Net cash paid at closing	$1,658
Payments of amounts withheld from current and prior acquisitions	213

Cash paid towards acquisitions	$1,871

These acquired restaurants contributed $1.0 million and $2.3 million in net operating revenue for the thirteen and thirty-nine week periods ended October 2, 2012, respectively. The goodwill of $1.1 million arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. All of the goodwill recognized is expected to be deductible for income tax purposes.

The Company withholds certain amounts at the closing of each transaction which could be applied to any outstanding liabilities that relate to the seller as of the closing date of the transaction. The Company will then pay the difference to the seller at an agreed upon date. For the thirty-nine weeks ended October 2, 2012, the Company has paid approximately $0.2 million of these amounts related to prior acquisitions. As of October 2, 2012, the Company has $0.3 million of withheld amounts that are recorded as a component of accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

The Company treats acquisition related costs as expenses in the periods in which they are incurred. For the thirty-nine weeks ended October 2, 2012, the Company recorded $0.1 million in costs related to these acquisitions. These amounts are included in other operating expenses (income), net on the accompanying consolidated statement of income and comprehensive income.

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

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 3, 2012	October 2, 2012
	(in thousands)
Finished goods	$4,489	$4,571
Raw materials	1,073	769

Total inventories	$5,562	$5,340

5.	Stock-Based Compensation

As of October 2, 2012, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. As of October 2, 2012, there were 594,336 shares, 134,320 shares and 40,211 shares reserved for future issuance under the Omnibus Plan, Equity Plan and SARs Plan, respectively.

The Company’s stock-based compensation cost for each of the thirteen weeks ended September 27, 2011 and October 2, 2012 was approximately $0.6 million. Stock-based compensation cost for the thirty-nine weeks ended September 27, 2011 and October 2, 2012 was approximately $1.5 million and $1.8 million, respectively. These costs are included in general and administrative expenses. The Company did not grant any awards during the thirteen weeks ended October 2, 2012. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended	39 weeks ended
	September 27, 2011	September 27, 2011	October 2, 2012

Expected life of options and SARs from date of grant	3.25 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	0.38%	0.38% - 2.61%	0.36% - 1.16%
Volatility	43%	42% - 43%	41% - 42%
Assumed dividend yield	3.59%	3.14% - 3.59%	2.83% - 3.36%

Stock Option and SARs Activity

Stock option and SARs transactions under all plans during the thirty-nine weeks ended October 2, 2012 were as follows:

	Number of Options and SARs	Weighted-Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, January 3, 2012	1,217,749	$12.17
Granted	299,228	14.55
Exercised	(112,302)	8.85
Forfeited/Cancelled	(109,768)	13.57
Expired	(15,701)	13.33

Outstanding, October 2, 2012	1,279,206	$12.88	6.74

Exercisable and vested, October 2, 2012	708,968	$11.55	5.39

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended October 2, 2012 was $0.8 million.

As of October 2, 2012, the Company had approximately $1.1 million of total unrecognized compensation cost related to awards granted under its plans, which will be recognized over a weighted average period of 1.4 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the thirty-nine weeks ended October 2, 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested rights, January 3, 2012	96,180	$15.55
Granted	86,028	14.63
Vested	(35,110)	15.52
Forfeited	(13,066)	14.94

Non-vested rights, October 2, 2012	134,032	$15.03	$2,397,832

As of October 2, 2012, the Company has approximately $1.1 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.4 years.

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

The Company has current liabilities of $0.1 million for its restructurings as of October 2, 2012. The following table summarizes the Company’s restructuring activities for the thirty-nine weeks ended October 2, 2012:

	Employee Termination Benefits	Contract Termination Costs	Other	Total
	(in thousands)
Balance, January 3, 2012	$447	$130	$187	$764
Additional expense incurred	131	325	24	480
Amounts paid	(578)	(377)	(171)	(1,126)

Balance, October 2, 2012	$—	$78	$40	$118

7.	Income Taxes

The Company currently estimates its fiscal 2012 annual effective tax rate to be 38.8%, which compares to a fiscal 2011 annual effective tax rate of 37.6%. This increase relates primarily to the elimination of certain federal employment tax credits that the Company received in fiscal 2011 that were not reenacted by the U.S. Congress.

8.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended		39 weeks ended
	September 27, 2011	October 2, 2012	September 27, 2011	October 2, 2012

Basic weighted average shares outstanding	16,785,934	16,961,298	16,588,907	16,915,756
Dilutive effect of stock options, SARs and RSUs	227,152	331,007	267,368	284,278

Diluted weighted average shares outstanding	17,013,086	17,292,305	16,856,275	17,200,034

Anti-dilutive stock options, SARs and RSUs	467,400	303,254	381,273	613,821

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

9.	Dividends

Our Board of Directors declared the following dividends during the periods presented:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in thousands)
2011:
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011
August 3, 2011	September 1, 2011	$0.125	$2,096	October 15, 2011

2012:
January 18, 2012	March 1, 2012	$0.125	$2,106	April 15, 2012
May 1, 2012	June 1, 2012	$0.125	$2,120	July 15, 2012
July 30, 2012	September 1, 2012	$0.125	$2,120	October 15, 2012

The estimate of the amount to be paid on the October 15, 2012 payment date is included in Accrued Expenses and Other Current Liabilities on the consolidated balance sheet as of October 2, 2012.

10.	Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of October 2, 2012, the Company had $6.8 million in letters of credit outstanding which reduce its availability under the revolving facility. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of October 2, 2012, the Company had a balance of $6.7 million on its $50.0 million revolving facility. The availability under the revolving facility was $36.5 million as of October 2, 2012.

Strategic Alternatives

The Company has retained Piper Jaffray as a financial advisor to explore strategic alternatives for the Company, including a possible business combination, sale or recapitalization of the Company. The possible recapitalization of the Company may include a new credit facility. The Company records expenses towards this review as Strategic Alternatives Expense on the consolidated statements of income and comprehensive income.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

11.	Supplemental Cash Flow Information

	39 weeks ended
	September 27, 2011	October 2, 2012
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and credit facility	$1,435	$1,629
Other	418	432

Income taxes	$424	$646

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$17	$9
Change in accrued expenses for purchases of property and equipment	$(733)	$(77)

12.	Subsequent Events

On November 1, 2012, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.125 per share, payable on January 15, 2013 to shareholders of record on December 3, 2012.

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

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. The third quarters in fiscal years 2011 and 2012 ended on September 27, 2011 and October 2, 2012, respectively. Each quarter contained thirteen weeks and each year to date period contained thirty-nine weeks. Our current fiscal year ends on January 1, 2013 and consists of 52 weeks.

As used in this report, the terms “company,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, restructuring expenses, strategic alternative expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow”, which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 16 and 21.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include the restaurant in our open store count, but exclude its sales from our comparable store sales. As of October 2, 2012 there are five stores that we intend to relocate, and are thus considered to be temporarily closed.

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

Overview

We are the largest owner/operator, franchisor and licensor of bagel bakery café restaurants in the United States. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Our product offerings include fresh bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels, breads or wraps, soups and salads, assorted pastries, premium coffees and an assortment of snacks.

In the context of our key strategies to drive comparable store sales growth, to enhance corporate margins and to accelerate unit growth, we evaluated our financial performance for the third quarter and year to date 2012 by considering the following key factors:

•

Comparable store sales – Our system-wide comparable store sales have been positive in each of the last six quarters with the third quarter of 2012 delivering +0.2% with positive comparable store sales at our restaurants on a company-owned basis over the last five quarters. Positive comparable store sales has been driven by growth in average check, led by our strength in catering sales, favorable menu mix and a slight reduction in customer discounts.

	Q2	Q3	Q4	Q1	Q2	Q3
	2011	2011	2011	2012	2012	2012
System-wide comparable sales	+0.2%	+1.0%	+1.2%	+1.1%	+1.3%	+0.2%
Company-owned comparable sales	-0.3%	+0.7%	+0.8%	+1.1%	+1.2%	+0.2%

Our catering business, on a comparable store basis, grew by approximately 21.9% and 20.6% on a quarterly and year to date basis, respectively, with our focus on our online ordering system as well as search engine/online marketing. Our catering business now makes up over 7% of our company-owned restaurant revenues. We have also seen strong growth in our specialty beverage line of business. Coffee and specialty beverage sales now represent approximately 10% of our menu mix and continue to grow.

•

Manufacturing and Commissaries – Revenues for our manufacturing business and commissaries declined by 14.4% reflecting our commissary closures in the first quarter of 2012, while our margin as a percentage of manufacturing and commissary revenue improved to 23.6% from 8.7%. We completed the closure of all five of our commissaries by the end of the first quarter 2012 and have benefited from the resultant efficiencies in our supply chain.

•

Franchise and License Revenue – Total franchise and license related revenues increased by 4.6% as a result of the royalty streams from 20 net additional units opened since September 27, 2011, together with favorable comparable store sales.

•

Margin improvement – Our margin improved in our company-owned restaurants as a percentage of company owned restaurant sales by 20 basis points for the third quarter 2012 when compared to the third quarter 2011, which we primarily attribute to favorable cost initiatives, lower food costs and relatively flat labor costs and other operating costs more than offsetting an increase of $1.5 million in marketing investment.

•	Unit development – As of October 3, 2012, we owned/operated, franchised and licensed 797 restaurants. We have added 35 restaurants and closed 11 restaurants during the first three quarters of 2012.

2012 Outlook

Our execution plan to grow comparable store sales includes:

•	Build traffic by leveraging our strengths in:

•	Breakfast (bagels & sandwiches)

•	Smart Choice menu options

•	Specialty beverages and coffee

•	Build average check through bulk bagels, catering and premium sandwich innovation

•	Build brand awareness with a balanced approach of grass roots and mass marketing:

•	Grass roots local brand activation

•	Targeted digital/outdoor media

•	Targeted outdoor billboard advertising

We expect that our catering channel will continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, namely, managing the sourcing of our commodities, streamlining our network of product distribution centers, utilizing point of sale technology to drive sustainable cost advantage, and improving restaurant level operating efficiency through targeted initiatives around product costs and labor.

Our acceleration of unit growth will continue to focus on franchising of our Einstein Bros. concept, asset light unit economics and continued expansion into new key licensing channels. Our unit growth plan for 2012 considers our long-term annual growth objective of +10%, or 66 to 72 system-wide openings for 2012. This includes the openings of 14 to 15 company-owned restaurants, 12 to 14 franchised restaurants and 40 to 43 licensed restaurants. We view refranchising opportunistically as a strategy to attract high quality franchisees that will support our accelerated growth initiatives.

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

Results of Operations for the Quarter and Year to Date Periods ended September 27, 2011 and October 2, 2012

Financial Highlights for the Third Quarter 2012 as compared to the Third Quarter 2011

•

Total revenues increased $2.0 million, or 1.9%, driven by an increase in company-owned restaurant revenue of $3.1 million, or 3.4%, offset by declines in manufacturing revenue due to the closure of our commissaries.

•	Cost of goods sold decreased 210 basis points as a percentage of company owned restaurant sales primarily as a result of our cost saving initiatives.

•	Net income increased $0.6 million, or 20.4%, and Adjusted EBITDA increased $1.4 million, or 13.6%, for the third quarter of 2012.

•

Earnings per share (“EPS”) increased to $0.20 per share on a dilutive basis for the third quarter of 2012 compared to $0.17 per share on a dilutive basis for the third quarter of 2011. For the third quarter 2012, charges incurred towards the exploration of strategic alternatives decreased EPS by $0.01 per diluted share.

Consolidated Results

	13 weeks ended			39 weeks ended
	(in thousands)		Increase/ (Decrease)	(in thousands)		Increase/ (Decrease)
	September 27, 2011	October 2, 2012	2012 vs. 2011	September 27, 2011	October 2, 2012	2012 vs. 2011
Revenues	$103,532	$105,494	1.9%	$308,455	$316,360	2.6%
Cost of sales	84,664	84,747	0.1%	253,420	251,912	(0.6%)
Operating expenses	13,614	14,415	5.9%	40,856	46,482	13.8%

Income from operations	5,254	6,332	20.5%	14,179	17,966	26.7%
Interest expense, net	772	744	(3.6%)	2,507	2,322	(7.4%)
Income before income taxes	4,482	5,588	24.7%	11,672	15,644	34.0%
Total provision for income taxes	1,647	2,174	32.0%	4,589	6,070	32.3%

Net income	$2,835	$3,414	20.4%	$7,083	$9,574	35.2%
Adjustments to net income:
Interest expense, net	772	744	(3.6%)	2,507	2,322	(7.4%)
Provision for income taxes	1,647	2,174	32.0%	4,589	6,070	32.3%
Depreciation and amortization	4,836	5,014	3.7%	13,984	14,792	5.8%
Restructuring expenses	121	—	* *	334	480	43.7%
Strategic alternatives expenses	—	250	* *	—	685	* *
Other operating expenses (income), net	47	60	27.7%	(776)	319	(141.1%)

Adjusted EBITDA	$10,258	$11,656	13.6%	$27,721	$34,242	23.5%

**	Not meaningful

During the third quarter of 2012, we maintained our focus on enhancing corporate margins by increasing company revenues while managing store level margins by focusing on food costs, and implementing cost saving initiatives.

System-wide comparable store sales were +0.2% and +0.9% for the third quarter and year to date periods ended October 2, 2012, respectively, driven by strong check growth of +4.1% for the quarter and +4.3% on a year to date basis, reflecting price and product mix favorability.

Net income increased by $0.6 million for the third quarter of 2012 from the third quarter of 2011. We attribute this to increased revenue resulting from positive same store sales, increased unit count and cost leveraging.

Company-Owned Restaurant Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	September 27, 2011	October 2, 2012	2012 vs. 2011	September 27, 2011	October 2, 2012
Company-owned restaurant sales	$92,311	$95,418	3.4%
Percent of total revenues	89.2%	90.5%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$27,693	$26,676	(3.7%)	30.0%	27.9%
Labor costs	27,329	27,906	2.1%	29.6%	29.2%
Rent and related expenses	9,926	10,761	8.4%	10.7%	11.3%
Other operating costs	10,145	10,649	5.0%	11.0%	11.2%
Marketing costs	1,567	3,017	92.5%	1.7%	3.2%

Total company-owned restaurant costs	$76,660	$79,009	3.1%	83.0%	82.8%

Total company-owned restaurant gross margin	$15,651	$16,409	4.8%	17.0%	17.2%

	39 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	September 27, 2011	October 2, 2012	2012 vs. 2011	September 27, 2011	October 2, 2012
Company-owned restaurant sales	$275,723	$285,264	3.5%
Percent of total revenues	89.4%	90.2%

Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$81,971	$80,048	(2.3%)	29.7%	28.1%
Labor costs	81,514	82,982	1.8%	29.6%	29.1%
Rent and related expenses	30,205	31,508	4.3%	11.0%	11.0%
Other operating costs	29,485	30,152	2.3%	10.7%	10.6%
Marketing costs	7,793	9,007	15.6%	2.8%	3.1%

Total company-owned restaurant costs	$230,968	$233,697	1.2%	83.8%	81.9%

Total company-owned restaurant gross margin	$44,755	$51,567	15.2%	16.2%	18.1%

Company-owned restaurant sales for the third quarter and year to date 2012 increased 3.4% and 3.5%, respectively, which is attributable to unit growth and favorable company-owned comparable store sales of +0.2% and +0.8% for the third quarter and year to date 2012, respectively. Catering sales comprised approximately 7.8% of our comparable company-owned restaurant sales for the third quarter of 2012 and 7.5% for year to date 2012, reflecting year over year increases in comparable sales of 21.9% and 20.6%, respectively. On a year to date basis, coffee sales remain strong and now represent approximately 10% of our comparable company-owned restaurant sales. We have also added a net of nineteen new company-owned stores since September 27, 2011, including a net of nine stores acquired from or sold to franchisees.

As a percentage of company-owned restaurant sales, we saw a decrease in our food costs to 27.9% in the third quarter 2012 from 30.0% in the third quarter 2011. This 210 basis point favorability includes savings from our initiatives (-130 basis points), the impact of our price increases (-80 basis points) and the impact of inflation in our commodity costs (-50 points), partially offset by a shift in product mix (+50 basis points).

On a year to date basis, we saw a decrease in our food costs from 29.7% in 2011 to 28.1% in 2012. This 160 basis point improvement includes savings from our initiatives (-130 basis points) and the impact of our price increases (-90 basis points), partially offset by the impact of inflation in our commodity costs (+50 basis points) and a shift in product mix (+10 basis points).

We have secured protection for all of our commodity needs for the remainder of 2012. We have secured protection for approximately 33% of our wheat needs and 96% of our coffee needs for 2013.

As a percentage of company-owned restaurant sales, labor costs decreased in the second quarter due largely to a reduction in group insurance and workers compensation claims. On a year to date basis, overall labor costs (as a percentage of company-owned restaurant sales) have declined due to the leveraged impact of our revenue increases.

We invested $1.5 million more in marketing during the third quarter of 2012 than we did for the third quarter of 2011, primarily resulting from testing in two of our markets, continued local store (grass roots) marketing and grand opening support. On a year to date basis, marketing expenses have increased to $9.0 million in 2012 from $7.8 million in 2011.

Manufacturing and Commissary Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	September 27, 2011	October 2, 2012	2012 vs. 2011	September 27, 2011	October 2, 2012
Manufacturing and commissary revenues	$8,766	$7,507	(14.4%)
Percent of total revenues	8.4%	7.1%
Manufacturing and commissary costs	$8,004	$5,738	(28.3%)	91.3%	76.4%

Total manufacturing and commissary gross margin	$762	$1,769	132.2%	8.7%	23.6%

	39 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	September 27, 2011	October 2, 2012	2012 vs. 2011	September 27, 2011	October 2, 2012
Manufacturing and commissary revenues	$25,541	$23,196	(9.2%)
Percent of total revenues	8.3%	7.3%
Manufacturing and commissary costs	$22,452	$18,215	(18.9%)	87.9%	78.5%

Total manufacturing and commissary gross margin	$3,089	$4,981	61.2%	12.1%	21.5%

We closed all five of our commissaries by the end of the first quarter 2012. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled directly through our distributors.

Manufacturing and commissary revenues for the third quarter and year to date 2012 were down 14.4% and 9.2%, respectively, when compared to the same 2011 periods, primarily due to the closure of the commissaries. However, cost savings resulting from these closures had a significant positive impact on our margins. We expect the closing of these facilities will result in annual cost savings of approximately $1.5 million.

Franchise and License Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	September 27, 2011	October 2, 2012	2012 vs . 2011
Franchise and license related revenues	$2,455	$2,569	4.6%
Percent of total revenues	2.4%	2.4%

	39 weeks ended
			Increase/
	(in thousands)		(Decrease)
	September 27, 2011	October 2, 2012	2012 vs . 2011
Franchise and license related revenues	$7,191	$7,900	9.9%
Percent of total revenues	2.3%	2.5%
Number of franchise and license restaurants	327	347

Overall, franchise and license revenue was driven by continued unit development which netted an additional 20 licensed locations since September 27, 2011. Franchise and license comparable store sales were +0.1% and +1.0% for the thirteen and thirty-nine weeks ended October 2, 2012, respectively.

Corporate

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	September 27, 2011	October 2, 2012	2012 vs. 2011	September 27, 2011	October 2, 2012
General and administrative expenses	$8,610	$9,091	5.6%	8.3%	8.6%
Depreciation and amortization	4,836	5,014	3.7%	4.7%	4.8%
Restructuring expenses	121	—	* *	0.1%	0.0%
Strategic alternatives expense	—	250	* *	0.0%	0.2%
Other operating expenses, net	47	60	27.7%	0.0%	0.1%

Total operating expenses	$13,614	$14,415	5.9%	13.1%	13.7%
Interest expense, net	772	744	(3.6%)	0.8%	0.7%
Provision for income taxes	1,647	2,174	32.0%	1.6%	2.1%

**	Not meaningful

	39 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	September 27, 2011	October 2, 2012	2012 vs. 2011	September 27, 2011	October 2, 2012
General and administrative expenses	$27,314	$30,206	10.6%	8.9%	9.6%
Depreciation and amortization	13,984	14,792	5.8%	4.5%	4.7%
Restructuring expenses	334	480	43.7%	0.1%	0.2%
Strategic alternatives expense	—	685	* *	0.0%	0.2%
Other operating (income) expenses, net	(776)	319	(141.1%)	(0.3%)	0.1%

Total operating expenses	$40,856	$46,482	13.8%	13.2%	14.8%
Interest expense, net	2,507	2,322	(7.4%)	0.8%	0.7%
Provision for income taxes	4,589	6,070	32.3%	1.5%	1.9%

**	Not meaningful

Our total general and administrative expenses increased in the third quarter of 2012 primarily due to increases in variable incentive compensation plans. On a year to date basis, general and administrative expenses have increased primarily due to increases in variable incentive compensation plans, stock based compensation and fees related to potential site development. We expect general and administrative expenses for the fourth quarter of fiscal 2012 to be in the range of $10 million to $11 million.

Depreciation and amortization expenses increased $0.2 million and $0.8 million for the third quarter and year to date 2012, respectively, when compared to the same periods in 2011. The increase is due to approximately $20.1 million in capital asset expenditures since the third quarter of 2011. These additions include the installation of new coffee machines, the implementation of new POS systems and the replacement of older equipment. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for the fourth quarter of fiscal 2012 will be in the range of $5.0 million to $5.5 million.

We incurred an additional $0.5 million of restructuring expenses in 2012 related to our plan to close our five commissaries. All of our commissaries were closed by the end of the first quarter 2012. Restructuring expenses in 2011 included charges related to the initiation of our plan to close our commissaries and the completion of our plan to restructure the organization to align with our franchise and license model.

We have retained Piper Jaffray as a financial advisor to explore strategic alternatives for the company, including a possible business combination, sale or recapitalization of the company. The possible recapitalization of the company may include a new credit facility. For the third quarter of 2012, we have recorded $0.3 million in expenses related to this effort. We have incurred $0.7 million towards this effort on a year to date basis.

During the first thirty-nine weeks of 2011, we recognized gains on the sale of two company-owned restaurants and on insurance proceeds received from a restaurant fire. During the first thirty-nine weeks of 2012, we incurred costs associated with our acquisitions of seven existing Manhattan Bagel franchises in Buffalo, NY and one Einstein Bros. franchise in Scottsdale, AZ, in addition to losses on the retirement of fixed assets. These items are recorded as components of other operating (income) expenses, net on our consolidated statements of income and consolidated income.

Interest expense, net has decreased due to our quarterly scheduled debt payments. Our average debt balance decreased from $80.6 million for the first nine months of 2011 compared to $72.2 million for the first nine months of 2012. Our weighted average interest rate for the thirty-nine weeks ended October 2, 2012 was 3.3% compared to 3.1% for the thirty-nine weeks ended September 27, 2011.

We currently estimate our fiscal 2012 annual effective tax rate to be 38.8%, which compares to a fiscal 2011 annual effective tax rate of 37.6%. This increase relates primarily to the elimination of certain federal employment tax credits that we received in 2011 that were not reenacted by the U.S. Congress.

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

Working Capital

Our working capital position has increased by $1.6 million in fiscal 2012. We began fiscal 2012 with working capital of $0.2 million and ended the third quarter with $1.8 million.

	January 3, 2012	October 2, 2012	Change
Current assets:
Cash and cash equivalents	$8,652	$12,668	$4,016
Restricted cash	889	924	35
Accounts receivable	7,774	9,813	2,039
Inventories	5,562	5,340	(222)
Current deferred income tax assets, net	9,013	8,214	(799)
Prepaid expenses	6,483	7,412	929
Other current assets	526	493	(33)

Total current assets	38,899	44,864	5,965

Current liabilities:
Accounts payable	$6,591	$10,422	$3,831
Accrued expenses and other current liabilities	24,611	23,765	(846)
Current portion of long-term debt	7,500	8,906	1,406

Total current liabilities	38,702	43,093	4,391

Working capital surplus	$197	$1,771	$1,574

This increase in working capital is primarily due to the increase in our cash balance, which we attribute to strong cash flow from operations. Other elements of working capital fluctuated in the normal course of business. As of October 2, 2012, we had unrestricted cash of $12.7 million, an increase of $4.0 million from January 3, 2012. We also had $36.5 million available for borrowing under our revolving credit facility as of October 2, 2012.

Free Cash Flow

Our free cash flow increased by $1.7 million for the first thirty-nine weeks of 2012 compared to the same period in 2011 primarily due to a $5.9 million increase in cash provided by operations, offset by a $1.9 million increase in the purchase of property and equipment at our restaurants, a $1.4 million increase in cash used for the acquisition of restaurants and $0.9 million less in proceeds received on the sale and disposal of fixed assets.

	39 weeks ended
	September 27, 2011	October 2, 2012
	(dollars in thousands)
Net cash provided by operating activities	$25,429	$31,376
Net cash used in investing activities	(11,955)	(16,170)

Free cash flow	13,474	15,206
Net cash used in financing activities	(14,971)	(11,190)

Net (decrease) increase in cash and cash equivalents	(1,497)	4,016
Cash and cash equivalents, beginning of period	11,768	8,652

Cash and cash equivalents, end of period	$10,271	$12,668

Covenants

We are subject to a number of customary covenants under our senior credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of October 2, 2012, we were in compliance with all debt covenants.

Capital Expenditures

During the thirty-nine weeks ended October 2, 2012, we used approximately $14.6 million of cash to pay for additional property and equipment that included the following:

•	$11.6 million towards the outfitting of new restaurants and remodels of existing restaurants, including the continued installation of new coffee equipment and a new point of sale system; and

•	$3.0 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2012.

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

Based on the evaluation of our disclosure controls and procedures as of October 2, 2012, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2012, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of October 2, 2012, there have been no material changes to the risks disclosed in our 2011 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors (the “Board”) approved a discretionary program to repurchase up to $20.0 million of our outstanding common stock. We did not purchase any shares of our common stock on the open market during the thirty-nine weeks ended October 2, 2012. The total remaining authorization under the repurchase program was $20.0 million as of October 2, 2012. The repurchase program expires in December 2012 and is subject to compliance with applicable laws and the terms of our senior credit facility.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: November 12, 2012	By:	/s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: November 12, 2012	By:	/s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

3.2	Fourth Amended By-Laws of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 7, 2011.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Form 10-Q for the quarter ended October 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.