Form 10-K
period 2013-01-01
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2013-03-01
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 3, 2012 was $107,032,139 (computed by reference to the closing sale price as reported on the NASDAQ Global Market). As of February 21, 2013 there were 17,089,268 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated herein by reference from the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2012 fiscal year.

EINSTEIN NOAH RESTAURANT GROUP, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements:

We wish to caution our readers that this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of Federal and/or State legislation including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated thereunder, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors discussed under Item 1A.“Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

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

We operate under a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2010 and 2012 contained 52 weeks. Fiscal year 2011 contained 53 weeks. Comparable store sales percentages for fiscal 2011 presented elsewhere in this report are calculated excluding the 53rd week.

Financial information about segments:

We operate in three key business segments, which are supported by a centralized corporate operation:

•	The “company-owned restaurants” segment includes the restaurants that we own. These restaurants have similar investment criteria, economic characteristics and operating characteristics.

•

The “manufacturing” segment produces and distributes bagel dough and other products to our company-owned restaurants, licensees and franchisees and other third parties. In an effort to help streamline our supply chain and to reduce our cost base, we began the process of closing our food commissary facilities in September 2011 and completed the closures by March 2012.

•	The “franchise and license” segment earns royalties and other fees from the use of trademarks and operating systems developed for the Einstein Bros. and Manhattan Bagel brands.

•	The “corporate support” unit consists of overhead and other activities related to the three key business segments, as well as interest on our debt and depreciation on our assets.

See Note 19 to the consolidated financial statements included in Item 8 of this 10-K for the financial results by segment for fiscal years 2010, 2011 and 2012.

Narrative description of business:

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of January 1, 2013, we had 816 restaurants in 39 states and in the District of Columbia. In January 2013, we opened an Einstein Bros. franchise in Montana, our fortieth state. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants, Noah’s restaurants in California and Manhattan Bagel restaurants concentrated in eight states primarily in the Northeast. Currently, our Einstein Bros. and Noah’s are predominantly company-owned or licensed and our Manhattan Bagel restaurants are predominantly franchised.

Our product offerings include fresh-baked bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees and an assortment of snacks. Our manufacturing and independent distribution network delivers high-quality ingredients that are delivered fresh to our restaurants. We seek to create an inviting atmosphere which enables us to attract a diverse group of customers, approximately 60% women and 40% men, primarily in the middle to upper-middle income brackets within our breakfast traffic.

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

Employees:

As of January 1, 2013, the Company had 6,912 employees, of whom 208 were corporate personnel, 87 were manufacturing personnel and 6,617 were restaurant personnel. Most restaurant personnel work part-time and are paid on an hourly basis. We have never experienced a work stoppage and our employees are not represented by a labor organization.

Company-owned restaurants

We generated approximately 90% of our fiscal 2012 total revenue from restaurant sales at our company-owned restaurants. For the fiscal year ended January 1, 2013, approximately 66% of our company-owned restaurant revenue was generated from restaurant sales during breakfast hours.

•

Principal products and services sold: Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and hot breakfast sandwiches, cream cheese and other spreads, premium coffees, espresso and teas, freshly prepared lunch sandwiches, soups, salads and other unique menu offerings. Our company-owned Einstein Bros. restaurants generated approximately 83% of our total company-owned restaurant sales in fiscal 2012.

Noah’s is a neighborhood-based, New York inspired bakery/deli restaurant that serves fresh-baked bagels, hot breakfast sandwiches, cream cheese and other spreads, premium coffees, espresso and teas, made-to-order deli-style sandwiches, soups, salads and other unique menu offerings. Our company-owned Noah’s restaurants generated approximately 16% of our total company-owned restaurant sales in fiscal 2012.

Manhattan Bagel provides a traditional New York style boil and baked bagel. Manhattan Bagel also serves a variety of grilled sandwiches, freshly made deli sandwiches, freshly prepared breakfast sandwiches, soups, and a variety of other fresh-baked sweets. Similar to Einstein Bros. and Noah’s, Manhattan Bagel also features a full line of fresh brewed coffees and premium coffee/espresso beverages. Our eight company-owned Manhattan Bagel restaurants generated approximately 1% of our total company-owned restaurant sales in 2012.

•

Status of products/services: We are planning to open new company-owned restaurants under the Einstein Bros. brand within existing markets. Our expansion plans are intended to increase penetration of our restaurants into the most attractive markets. In fiscal 2012, we acquired eight restaurants from existing franchisees and sold one restaurant to an existing franchisee. We opened an additional fifteen company-owned restaurants and closed one company-owned restaurant. For 2013, we plan to open fifteen to twenty restaurants.

Our enhanced coffee program, which we launched in 2011, has proven to be successful with coffee sales now representing over 10% of our menu mix and continuing to grow.

Throughout our Einstein Bros. restaurants, we have implemented an improved kitchen display ordering system (“KDS”). The KDS is designed to:

•	Reduce the time our guests wait in line before they receive their food;

•	Improve production accuracy compared to a paper ticket process; and

•	Reduce waste.

We believe catering is an effective way to generate incremental sales, drive trial and expose more people to our food and our brands. We recognize that an effective catering program requires different skills for effectively selling to businesses that frequently utilize catering. The software program that we use provides on-line ordering capabilities for our customers, which in turn helps us generate, fulfill and deliver catering sales. We believe that this change has reduced the cost of our catering program while at the same time providing a more robust method of attracting new customers and increasing the order frequency of existing customers. Additionally, we believe that our catering channel will continue to benefit from an outsourced and expanded call center, digital marketing and an optimized menu. Catering accounts for approximately 8% of our comparable company-owned restaurant sales.

•

Product Supply: Our purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent product specifications, as well as purchasing guidelines, help to ensure freshness and quality. Our company-owned restaurants purchase their products from approved vendors and/or from our manufacturing facility (at cost). Because we utilize fresh ingredients in most of our menu offerings, our inventory is maintained at modest levels.

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

•

Competition: The restaurant industry is intensely competitive. We experience competition from numerous sources in our trade areas. Our competitors are different for each daypart, with competition based on guests’ needs for breakfast, lunch and afternoon snacks. The competitive factors include brand awareness, advertising effectiveness, location and attractiveness of facilities, hospitality, environment, quality and speed of guest service and the price/value of products offered. We compete in the fast-casual segment of the restaurant industry, but we also consider other restaurants in the fast-food, specialty food and full-service segments to be our competitors.

Manufacturing and Commissaries:

We generated approximately 7% of our fiscal 2012 total revenue from our manufacturing operations.

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

•

Commissaries: We began the process of closing all our commissaries in September 2011 and completed the closures by March 2012. We decided to close our commissaries in an effort to streamline our supply chain and to reduce our costs. We estimate savings of approximately $1.5 million occurred in 2012 as a result of these closures and anticipate that the closing of these facilities will result in continued future annual cost savings of approximately $1.5 million. We recorded restructuring charges of $0.7 million during fiscal 2011 and $0.5 million during fiscal 2012 related to these closings. The commissaries accounted for less than 1% of our fiscal 2012 total revenue.

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

We negotiate price agreements and contracts depending on supply and demand for our products and commodity trends. These agreements can range in duration from six months to five years. Most of our commodity based food costs decreased in fiscal 2012 as a result of our locking in prices.

Wheat represents the most significant raw ingredient we purchase. In an effort to mitigate the risk of increasing market prices, we utilize a third party advisor to manage our wheat purchases. We will continue to work with our third party advisor to strategically source our wheat purchases. As of January 1, 2013, we have secured price protection on approximately 63% of our wheat needs for fiscal 2013.

We also have developed proprietary coffee blends for sale at our company-owned, franchised and licensed restaurants. In an effort to mitigate the risk of increasing market prices, we utilize a third party advisor to manage our coffee purchases. We have secured price protection on all of our coffee needs for fiscal 2013.

Our cream cheese is manufactured to our specifications utilizing proprietary recipes. Our cream cheese and sliced cheese products are purchased from one supplier under a contract that expires in 2016. As of January 1, 2013, our supplier has secured pricing on our behalf for 71% of our butter needs and 17% of our Class III milk needs, which are the primary ingredients of our cream cheese and sliced cheese products.

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

Key products provided by single source suppliers in fiscal 2012 were as follows:

Supplier	Key Product
Schreiber Foods, Inc.	Cream cheese
Schreiber Foods, Inc.	Sliced cheese

•

Government regulation: Our manufacturing facility is licensed and subject to regulation by federal, state and local health and fire codes. Additionally, we are also subject to federal and state environmental regulations.

•

Competition: Our manufacturing operations are primarily ancillary and support our company-owned restaurant operations, as well as our franchisees and licensees. Our competition is from several large bakeries and from local bakeries in the states in which we operate.

Franchise and Licensing

Approximately 3% of our 2012 total revenue was generated by our franchise and license operations. Revenue from our franchise and licensing segments are derived from initial up-front fees, royalties on net sales and the purchases of our proprietary products from our manufacturing plant.

•

Einstein Bros. franchising: We offer Einstein Bros. franchises to qualified area developers. As of January 1, 2013, we were registered to offer Einstein Bros. franchises in 49 states and the District of Columbia.

We franchise rights to develop restaurants within a defined geographic region within a specified period of time. We are targeting potential franchisees that have the existing infrastructure, operational experience and financial strength to develop several restaurants in a designated market. The franchise agreement requires an up-front fee of $35,000 per restaurant and a 5% royalty based on net sales. Our Einstein Bros. franchise restaurants that have been open for one year generally have average unit volumes of approximately $859,000.

•

Manhattan Bagel franchising: We also have a franchise base in our Manhattan Bagel brand. The typical Manhattan Bagel franchise agreement requires an up-front fee of $25,000 per restaurant and a 5% royalty based on net sales. Our Manhattan Bagel franchise base provides us with the ability to grow this brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. Our Manhattan Bagel franchise restaurants that have been open for one year generally have average unit volumes of approximately $605,000.

•

Licensing: Our licensed units are located primarily in colleges and universities, hospitals, airports and military bases. Our license agreements vary by venue, but typically have a five-year term and provide that the licensee pays us an up-front license fee of $12,500 and a weighted average royalty fee of 6.6%. Our license restaurants that have been open for one year generally have average unit volumes of approximately $450,000, reflecting the predominance of college campus locations with a profitable but condensed selling season.

•

Status of development plans or expansion: We are planning to expand our presence through a significant expansion of franchise and license restaurants. We are continuously signing new franchise development agreements and there could be the potential to sell existing company-owned restaurants to prospective franchisees. This strategy allows us to generate additional revenues without incurring significant additional expense, capital commitments or many of the other risks associated with opening new company-owned restaurants. We continue to actively market the Einstein Bros. brand franchise rights in an effort to sign multi-location deals. As of February 25, 2013, we have 28 development agreements in place for 136 total restaurants, 34 of which have already opened. Based upon the development agreements, we expect the remaining 102 new restaurants will open on various dates through 2021. In fiscal 2012, we opened 13 franchised locations and 27 licensed locations. We are currently planning to open 15 to 20 franchise restaurants and 30 to 40 license restaurants in fiscal 2013.

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

Financial information about geographic areas:

Our manufacturing operations sell bagels to third parties who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues. Export sales are included in manufacturing and commissary revenue, and were $5.3 million, $7.1 million and $8.8 million for fiscal years 2010, 2011 and 2012, respectively. We attribute these increases in revenue to increased sales volume. All other revenues were from sales to external customers located in the United States.

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

Additionally, copies of our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports are available for viewing and copying through our internet site (www.einsteinnoah.com), free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. We typically post information about us on our website under the Financial & Media tab. We do not incorporate any information found on or accessible through our website into this Annual Report on Form 10-K.

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

Executive Officers of the Registrant:

Name	Age	Position
Jeffrey J. O’Neill	56	President, Chief Executive Officer and Director
Emanuel P.N. Hilario	45	Chief Financial Officer
Rhonda J. Parish	56	Chief Legal, People and Risk Officer, and Secretary
Brian L. Unger	56	Chief Restaurant Officer

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

Emanuel P.N. Hilario. Mr. Hilario joined us in May 2010 as Chief Financial Officer. Previously, Mr. Hilario served as the Founder and Managing Director of Koios Path, LLC, a management advisory and consulting services company from May 2009 until May 2010. Prior to that, he served as Chief Financial Officer of McCormick & Schmick’s Seafood Restaurants, Inc. from April 2004 until May 2009 and was elected to their Board of Directors in May 2007 where he served as a Director until July 2009. From April 2000 to April 2004, Mr. Hilario held various positions lastly serving as Vice President and Chief Financial Officer of Angelo and Maxie’s, Inc., which was formerly known as Chart House Enterprises, Inc. Mr. Hilario began his career at McDonald’s Corporation. Mr. Hilario holds a B.S. degree in Commerce and Accounting from Santa Clara University.

Rhonda J. Parish. Ms. Parish joined us in January 2010 as Chief Legal, People and Risk Officer. Before joining us, she took a personal sabbatical from August 2008 to December 2009. Ms. Parish worked for Denny’s Corporation from January 1995 to July 2008. She joined Denny’s Corporation as Senior Vice President and General Counsel and was promoted to Executive Vice President/Chief Legal Officer and Secretary of Denny’s Corporation in July 1998. Prior to this, Ms. Parish served as Assistant General Counsel for Wal-Mart Stores, Inc. Ms. Parish received a B.S. degree in Political Science from the University of Central Arkansas and her J.D. degree from the University of Arkansas School of Law.

Brian L. Unger. Mr. Unger joined us in March 2011 as Executive Vice President of Operations. He was appointed Chief Restaurant Officer in February 2012. Mr. Unger began his operations career with McDonald’s in Downers Grove, Illinois in 1985, and joined McDonald’s International group in 1991, working in Latin America. He moved to Puerto Rico in 1992, where he was named Director of Operations for Central America and the Caribbean. In 1997, Mr. Unger was appointed Director of Operations for Latin America, and in 2003, was named President of the Caribbean Region. He returned to the U.S. business in 2005 as Senior Vice President/General Manager McOpCo West Division in McDonald’s USA. In 2009, Mr. Unger moved to Toronto, Canada to lead Canadian corporate operations as Vice President, McDonald’s Canada. Mr. Unger holds a B.A. degree in Criminal Justice from California State University, Sacramento.

ITEM 1A.	RISK FACTORS

Ownership of our common stock involves certain risks. Holders of our common stock and prospective investors should carefully consider the following risks and other information in this document, including our historical financial statements and related notes included herein. The following risk factors could materially adversely affect our business, consolidated financial condition and results of operations. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. The risk and uncertainties below are all those that we have identified as material, but may not be the only risks and uncertainties facing us. Our business is subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions.

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

Failure to protect our food supply or enforce food safety policies, such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Also, our reputation of providing high quality food is an important factor in our guests choosing our restaurants. Instances of food borne illness or other food safety issues, including food tampering and food contamination, whether or not traced to our restaurants or those of our competitors, could reduce demand for certain or all of our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close and we may be subject to legal liability. An instance of food contamination originating from one of our restaurants, our suppliers, or our manufacturing plant could have far-reaching effects, as the contamination, or the perception of contamination could affect substantially all of our restaurants. Publicity related to either product contamination or recalls may also injure our brand and may affect the selection of our restaurants by guests, franchisees and licensees based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees and licensees.

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

Unsuccessful implementation of any or all of the initiatives of our business strategy could negatively impact our operations.

Our success depends in part on our ability to understand and satisfy the needs of our guests, franchisees and licensees. Our key strategies are to:

•	drive comparable store sales growth;

•	manage corporate margins; and

•	accelerate unit growth.

Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives is dependent in part on our ability to offer value to consumers, attract new customers, predict and satisfy consumer preferences and our consumers’ ability to respond positively in a challenging economic environment. Our sub-initiatives include: the promotion and offering of value to our customers through marketing, discounts, coupons and new menu offerings and broadening our offerings across multiple dayparts; the improvement of our ordering and production systems; the expansion of our catering program; and the upgrade of our restaurants

Our success in growing our business through opening new company-owned restaurants is dependent on a number of factors, including our ability to: find suitable locations, reach acceptable lease terms, have adequate capital, find acceptable contractors, obtain licenses and permits, manage construction and development costs, recruit and train appropriate staff and properly manage the new restaurant. Our success in opening new franchise and license restaurants is dependent upon, among other factors, our ability to: attract quality businesses with the interest and desire to invest/purchase in our core brands, maintain the effectiveness of our franchise disclosure documents in target states, offer restaurant solutions for a variety of location types and the ability of our franchisees and licensees to: find suitable locations, reach acceptable lease terms, have adequate capital, secure reasonable financing, find available contractors, obtain licenses and permits, manage construction and development costs, locate and train staff appropriately and properly manage the new restaurants. Our success in expanding our franchise business is dependent upon signing additional development agreements along with the refranchising our company-owned restaurants. If we are not successful in implementing any or all of the initiatives of our business strategy, it could have a material adverse effect on our business, results of operations, and financial condition.

Competition in the restaurant industry is intense.

Our industry is highly competitive and there are many well-established competitors, some of which have substantially greater resources than we do. While we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments as competitors. We believe that several of our competitors are focusing more on breakfast offerings and expanding their specialty coffee offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to attract and retain guests and potential franchisees and licensees.

Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients, including our fresh-baked bagels, premium coffee, and made-to-order breakfast and lunch sandwiches, is worth the prices at our restaurants relative to lower prices offered by some of our competitors. Numerous factors including changes in consumer tastes and preferences often affect restaurants. Shifts in consumer preferences away from our type of cuisine and/or the fast-casual style could have a material effect on our results of operations. Dietary trends, such as the consumption of food low in carbohydrate content have, in the past, and may, in the future, negatively impact our sales. Changes in our guests’ spending habits and preferences could have a material adverse effect on our sales. Our results will depend on our ability to respond to changing consumer preferences and tastes. In addition, recent local and state regulations mandating prominent disclosure of nutritional and calorie information may result in reduced demand for some of our products which could be viewed as containing too much fat or too many calories.

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

We have single suppliers and vendors for many of our key products and the failure of any of these suppliers or vendors to perform could harm our business.

We currently purchase our raw materials from various suppliers; and in some cases, we have selected a single supplier for a key product to take advantage of economies of scale. We have elected to purchase all of our cream cheese from a single supplier. Also, we purchase a majority of our frozen bagel dough from one supplier, who uses our proprietary processes and on whom we are dependent in the short-term. All of our remaining frozen bagel dough is produced at our dough manufacturing facility in Whittier, California or by a second supplier. Although to date we have not experienced significant difficulties with our suppliers, our choice to purchase most of our key ingredients from respective suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. A significant disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition until we select another supplier.

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

We depend upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous increases have been made on federal, state and local levels to increase minimum wage levels. Many states have increased their minimum hourly wage rate above that of the federal rate with adjustments to many state rates effective in 2012 and 2013. Increases in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

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

We have $136.7 million in debt as of January 1, 2013. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our debt, among other things, could:

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

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our brand, regardless of whether the allegations are valid or whether we are liable. In addition, third party and employee claims against us based on, among other things, alleged discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. There is also a risk of litigation from our franchisees and licensees. We have been subject to a variety of these and other claims from time to time and a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

As of January 1, 2013, 344 of our restaurants were located in five states (California, Colorado, Florida, Illinois and Texas). As a result, we are particularly susceptible to adverse trends and economic conditions in these states, including their labor markets. Several of these markets have been particularly affected by the economic downturn and the timing and strength of any economic recovery is uncertain. Our geographic concentration increases vulnerability to general adverse economic and industry conditions and may have a disproportionate effect on our overall results of operations as compared to some of our competitors that may have less restaurant concentration. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in these states could have a material adverse effect on our business and operations, as could other regional occurrences such as local labor strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes would be limited if an ownership change occurs.

In general, under Section 382 of the Internal Revenue Code (“§382”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss (“NOL”) carryforwards to offset future taxable income. A corporation generally undergoes an “ownership change” when the stock ownership percentage (by value) of its “5 percent stockholders” increases by more than 50 percentage points over any three-year testing period.

Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the secondary public offering of our common stock, and changes in the value of our stock during that period, any new offerings may result in an additional ownership change for purposes of §382 or will significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control). In either event, the occurrence of an additional ownership change would limit our ability to utilize approximately $84.1 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Limitations imposed on our ability to use NOL carryforwards and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOL carryforwards and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards and other tax attributes to us and adversely affecting our future cash flow. Similar rules and limitations may apply for state income tax purposes as well.

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

Greenlight Capital, L.L.C. and its affiliates (“Greenlight”) beneficially own approximately 63% of our common stock as of January 1, 2013. As a result, Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by our stockholders to elect all of the members of our board of directors, and to determine whether a change in control of the Company occurs. Greenlight’s interests on matters submitted to stockholders may be different from those of other stockholders. Greenlight has voted its shares to elect our current board of directors, and the chairman of our board of directors was an employee of Greenlight until February 2011, when he retired from Greenlight.

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

Our Properties

Our headquarters, manufacturing facility and all of our restaurants are located on leased premises. Lease terms are usually 5 to 10 years, with two or three 5-year renewal option periods, for total lease terms that average 10 to 20 years. The average company-owned restaurant is 1,800 to 2,500 square feet in size with 30 to 40 seats and is generally located in a neighborhood or regional shopping center. As of January 1, 2013, leases for seventeen restaurants are set to expire within the next twelve months and most of these leases contain a renewal option, usually with modified pricing terms to reflect current market rents. We expect to close six to ten company-owned restaurants over the next three years as their leases expire. In 2013, we expect seven to ten restaurant units to relocate, which will generally be within five miles or a within a six minute drive of the original location. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. As of January 1, 2013, there are seven stores that we intend to relocate, and are thus considered to be temporarily closed.

Information with respect to our headquarters and manufacturing facility is presented below:

Location	Facility	Square Feet	Lease Expiration
Lakewood, Colorado	Headquarters, Support Center, Test Kitchen	44,574	12/31/2022
Whittier, California	Manufacturing Facility	54,640	11/30/2013

Our Current Restaurants

As of January 1, 2013, we owned and operated, franchised or licensed 816 restaurants. Our current base of company-owned restaurants under our core brands includes 395 Einstein Bros. restaurants, 58 Noah’s restaurants and 8 Manhattan Bagel restaurants. Also, we franchise 65 Manhattan Bagel restaurants and 32 Einstein Bros. restaurants, and license 258 Einstein Bros. restaurants. We believe that our properties are suitable, adequate, well-maintained and sufficient for our operations.

The following table details our restaurant openings and closings for fiscal 2012 for all brands:

	Company Owned	Franchised	Licensed	Total
Total beginning balance	440	94	239	773
Opened restaurants	15	13	27	55
Closed restaurants	(1)	(3)	(8)	(12)
Refranchising, net	7	(7)	—	—

Total ending balance	461	97	258	816

As of January 1, 2013, our company-owned facilities, franchisees and licensees operated in various states and in the District of Columbia as follows:

Location	Company	Franchise	License	Total
Alabama	0	0	5	5
Arizona	29	1	5	35
Arkansas	0	2	2	4
California	80	6	13	99
Colorado	37	2	7	46
Connecticut	1	0	2	3
Delaware	1	3	0	4
District of Columbia	1	0	6	7
Florida	51	4	23	78
Georgia	17	1	15	33
Idaho	0	0	3	3
Illinois	32	3	10	45
Indiana	11	1	2	14
Kansas	6	0	2	8
Kentucky	0	0	7	7
Louisiana	0	0	7	7
Maryland	12	0	5	17
Massachusetts	2	0	4	6
Michigan	15	0	8	23
Minnesota	5	0	4	9
Mississippi	0	0	3	3
Missouri	12	2	9	23
Nevada	15	1	5	21
New Hampshire	1	0	0	1
New Jersey	5	28	1	34
New Mexico	5	1	2	8
New York	7	0	2	9
North Carolina	0	4	10	14
Ohio	9	0	12	21
Oklahoma	0	1	1	2
Oregon	13	1	2	16
Pennsylvania	9	23	7	39
South Carolina	0	0	8	8
South Dakota	0	0	3	3
Tennessee	0	3	10	13
Texas	39	6	31	76
Utah	19	0	0	19
Virginia	10	4	16	30
Washington	7	0	3	10
Wisconsin	10	0	3	13

	461	97	258	816

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
Fiscal 2012:
First Quarter	$15.44	$13.75
Second Quarter	$17.75	$13.63
Third Quarter	$18.58	$13.94
Fourth Quarter	$18.58	$11.45

	High	Low
Fiscal 2011:
First Quarter	$17.04	$13.79
Second Quarter	$16.42	$13.54
Third Quarter	$15.99	$12.31
Fourth Quarter	$15.94	$11.48

As of February 26, 2013, there were approximately 257 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

As permitted by our credit facility, described in further detail in Item 7, our Board of Directors (the “Board”) declared the following dividends in 2011 and 2012:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in thousands)
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011
August 3, 2011	September 1, 2011	$0.125	$2,096	October 15, 2011
November 2, 2011	December 1, 2011	$0.125	$2,100	January 15, 2012
January 18, 2012	March 1, 2012	$0.125	$2,106	April 15, 2012
May 1, 2012	June 1, 2012	$0.125	$2,120	July 15, 2012
July 30, 2012	September 1, 2012	$0.125	$2,141	October 15, 2012
November 1, 2012	December 3, 2012	$0.125	$2,120	January 15, 2013
December 6, 2012	December 17, 2012	$4.000	$68,090	December 27, 2012

On May 3, 2012, we announced that our Board authorized a review of strategic alternatives to the Company, including a possible business combination or sale, to maximize value for all stockholders. On December 6, 2012, we announced that our Board had completed its review and elected to recapitalize the Company by amending our existing credit facility and declaring a one-time special cash dividend of $4.00 per share payable to stockholders of record as of the close of business on December 17, 2012. The dividend was paid on December 27, 2012.

It is the current expectation of our Board that we will continue to pay a quarterly cash dividend, at the discretion of the Board, dependent on a variety of factors, including available cash and the overall financial condition of the Company. Like other companies incorporated in Delaware, we are also limited by Delaware law as to the payment of dividends. On January 30, 2013, the Board declared a cash dividend on our common stock in the amount of $0.125 per share, payable on April 15, 2013, to stockholders of record as of March 1, 2013.

In December 2010, our Board approved a discretionary program to repurchase up to $20.0 million of our outstanding common stock, subject to compliance with applicable laws and the terms of our credit facility. We did not purchase any shares of our common stock on the open market in fiscal 2011 or fiscal 2012. The repurchase program expired in December 2012 and was not renewed.

Performance Graph

The included performance graph covers the fiscal five-year period from January 2, 2008 through January 1, 2013. The graph compares the total return of our common stock (BAGL) to our current peer group of companies (PGI) and the NASDAQ Composite Index. We believe that the selected PGI represents our competitive peer group as the included companies are multi-concept companies with a similar organizational structure, are participants of the restaurant industry and have a sufficient period of operating history for continuous inclusion in the PGI.

	Measurement period - five years (1) (2)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2008	2009	2010	2011	2012
BAGL	$100.00	$29.43	$53.74	$75.77	$86.07	$96.07
PGI (3)	$100.00	$82.49	$106.88	$147.51	$182.41	$220.09
NASDAQ	$100.00	$58.47	$86.28	$100.40	$99.87	$113.85

(1)	Assumes all distributions to stockholders are reinvested on the payment dates.
(2)	Assumes $100 initial investment on December 31, 2007 in BAGL, the PGI, and the NASDAQ Composite Index.
(3)	The PGI is a price-weighted index. The index includes:

•	AFC Enterprises, Inc. (Popeyes Chicken and Biscuits restaurant chain)
•	Jack in the Box Inc.
•	Panera Bread Company
•	Sonic Corp.
•	Starbucks Corporation
•	The Wendy’s Company (Wendy’s restaurant chain)
•	YUM! Brands, Inc. (KFC, Pizza Hut and Taco Bell restaurant chains)

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal years ended:
	December 30, 2008 (52 weeks)	December 29, 2009 (52 weeks)	December 28, 2010 (52 weeks)	January 3, 2012 (53 weeks)	January 1, 2013 (52 weeks)
	(in thousands, except per share data and as otherwise indicated)
Selected Statements of Operations Data:
Revenues	$413,450	$408,562	$411,711	$423,595	$427,006
Cost of goods sold	112,607	108,024	106,011	112,002	106,925
Labor costs	111,463	113,441	108,813	110,467	111,784
Rent and related expenses	38,356	40,406	39,691	40,277	41,993
Other operating costs	37,679	37,384	37,696	39,092	40,320
Marketing costs	2,094	4,527	9,794	9,796	11,380
Manufacturing and commissary costs	28,566	26,573	25,566	30,441	24,236
General and administrative expenses	36,305	35,442	38,484	36,774	39,569
Depreciation and amortization	14,100	16,627	17,769	19,259	19,707
Pre-opening costs	968	496	370	265	1,115
Restructuring expenses	—	—	477	1,099	480
Strategic alternatives expenses	—	—	—	—	3,677
Other operating expenses (income), net (1)	3,433	(93)	(531)	(395)	1,592
Impairment charges and other related costs	263	818	—	—	—

Income from operations	27,616	24,917	27,571	24,518	24,228
Interest expense, net (2)	5,439	6,114	5,135	3,357	3,384
Write-off of debt issuance costs upon redemption of term loan	—	—	929	—	—
Adjustment for Series Z Modification	—	—	966	—	—

Income before income taxes	22,177	18,803	20,541	21,161	20,844
Provision (benefit) for income taxes	2,468	(71,560)	9,918	7,958	8,103

Net income	$19,709	$90,363	$10,623	$13,203	$12,741

Less: Additional redemption on temporary equity	—	—	(387)	—	—
Add: Accretion of premium on Series Z preferred stock	—	—	1,072	—	—

Net income available to common stockholders	$19,709	$90,363	$11,308	$13,203	$12,741

Per share data:
Weighted average number of common shares outstanding—
Basic	15,934,796	16,175,391	16,532,420	16,629,098	16,935,018
Diluted	16,378,965	16,526,869	16,804,726	16,880,321	17,217,180
Net income available to common stockholders per share—
Basic	$1.24	$5.59	$0.68	$0.79	$0.75
Diluted	$1.20	$5.47	$0.67	$0.78	$0.74
Cash dividend declared per common share	$—	$—	$0.125	$0.375	$4.50
Other Data:
Capital expenditures	$26,690	$16,898	$16,597	$18,242	$24,046
Percent change in system-wide comparable store sales (3)	+1.4%	-2.4%	+0.3%	+0.4%	+1.0%
Percent change in company-owned restaurant comparable store sales (3)	-0.1%	-3.4%	-0.4%	0.0%	+0.9%

(1)	Other operating expenses (income), net is normally comprised of acquisition costs and gains or losses on fixed asset dispositions. Other items that may be recorded in this line item include: employee wage settlements, senior management transition costs, gains on insurance proceeds received and other non-routine operating items.
(2)	Net interest expense can be comprised of interest paid or payable in cash, Series Z additional redemption amounts, and non-cash interest expense resulting from the amortization of debt discounts, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings and interest income from our money market cash accounts.
(3)	Comparable store sales represent sales at restaurants open for six fiscal quarters that have not been closed during the current year. System-wide comparable store sales represent all eligible stores that are company-owned, franchised or licensed. Company-owned restaurant comparable store sales only include company-owned restaurants. Comparable store sales exclude sites that are temporarily closed.

	As of:
	December 30, 2008	December 29, 2009	December 28, 2010	January 3, 2012	January 1, 2013
		(in thousands, except “other data” as indicated)
Selected Balance Sheet Data:
Cash and cash equivalents	$24,216	$9,885	$11,768	$8,652	$17,432
Property, plant and equipment, net	59,747	58,682	56,663	59,017	63,013
Total assets	172,929	213,258	205,067	204,732	213,613
Short-term debt and current portion of long-term debt	8,088	5,234	7,500	7,500	5,000
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value	57,000	32,194	—	—	—
Senior notes and other long-term debt, net of discount	79,787	74,553	80,200	66,700	131,700
Total stockholders’ (deficit) equity	(29,982)	64,323	77,386	87,813	27,507
Other Data:
Number of locations at end of period	649	683	733	773	816
Franchised and licensed	223	255	302	333	355
Company-owned and operated	426	428	431	440	461

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2010 and 2012 ended on December 28, 2010 and January 1, 2013, respectively, and each contained 52 weeks. Fiscal year 2011 contained 53 weeks and ended on January 3, 2012. Comparable store sales percentages presented for fiscal 2011 in this Item 7 are calculated excluding the 53rd week.

Overview

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Our product offerings include fresh bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees and an assortment of snacks. Our manufacturing operations and network of independent distributors deliver high-quality ingredients to our restaurants.

Fiscal 2012 reflect our continued focus on execution of our key strategies and the in-depth review of strategic alternatives by our Board of Directors (the “Board”). This Overview will first review 2012 Highlights and Trends and the results of the strategic alternatives review. Lastly, we will provide a 2013 Outlook.

2012 Highlights and Trends

Our results for 2012 reflect the continued soundness of our business model, the underlying strength of our brands and the talent and dedication of our employees. We continued to focus on our key strategies which are:

•	Drive comparable store sales growth;

•	Manage corporate margins; and

•	Accelerate unit growth.

For 2012, our system-wide comparable store sales were +1.0% with seven consecutive quarters of positive system-wide comparable store sales.

	Q1	Q2	Q3	Q4	Year
System-wide comparable sales	+1.1%	+1.3%	+0.2%	+1.4%	+1.0%
Company-owned comparable sales	+1.1%	+1.2%	+0.2%	+1.1%	+0.9%

The primary reasons for this sequential improvement was strong growth in average check, a favorable menu mix shift, strength in catering sales and slightly lower customer discounts. This was partially offset by lower comparable transactions.

Our catering business, on a comparable store basis, grew by approximately 17% which we attribute to our focus on our online ordering system, online search engine and online marketing. Our catering business now makes up approximately 8% of our comparable company-owned restaurant revenues. We have also seen strong growth in our blended beverage line of business. Coffee and blended beverage sales now represent approximately 10% of our menu mix and continue to grow. We believe that our sandwich business continues to benefit from the success of our bagel thin sandwich platform, paninis and our continued focus on healthy, low calorie food options. We targeted our marketing investments at coupons, directional billboards and digital online media.

Our margin as a percentage of restaurant revenues improved in our company-owned restaurants by 1.1% primarily due to a 2.0% drop in our prime costs (combined costs of sales and total labor) as a percentage of company-owned restaurant revenues. Our initiatives around food costs and labor, including waste management, made up 1.6% of this improvement in food costs. Partially offsetting the improvement in the management of our prime costs was an increase in marketing investment of 0.4% as a percentage of company-owned restaurant revenues. Our marketing investment in fiscal 2012 included product testing in certain markets, continued local store (grass roots) marketing and grand opening support.

Revenues from our manufacturing facility grew by $1.4 million, or 4.7%, to $30.5 million as a result of additional export revenues. Our commissary revenues declined by approximately $4.9 million in 2012 from 2011 as a result of the closure of our commissaries. To streamline our supply chain and to reduce our cost base, in March 2012, we completed our plan to close our five food commissary facilities. Related to this plan, we incurred approximately $0.7 and $0.5 million of restructuring expenses in 2011 and 2012, respectively, including employee termination benefits and lease termination expenses. We realized cost savings of approximately $1.5 million from the closure of these facilities. For our manufacturing and commissaries segment as a whole, revenues declined by $3.4 million, or 10.1%, while this segment’s profitability improved by $2.7 million, or 66%.

We made progress in balancing our unit portfolio toward our goal of having at least 50% of our system-wide units being franchise and license units. The proportion of units opened in our franchise and license channels was approximately 72% of total openings as we opened 40 franchise and license units in addition to 15 company-owned restaurant openings. In total, we opened 55 units. Total net units increased in fiscal 2012 to 816 from 773 at the end of fiscal 2011.

Our Recapitalization

In 2012, our Board authorized a review of strategic alternatives to maximize value for all stockholders. This review was initiated in May and culminated in December with a recapitalization of the Company, including the payment of a one-time special cash dividend of $4.00 per share of common stock on December 27, 2012.

The recapitalization included the amendment and restatement of the Company’s existing Senior Credit Facility, which consists of a Term Loan A and a Revolver with a syndicate of banks (“Facility”). The amendment and restatement of the Facility increased the Company’s Term Loan A from $75 million to $100 million, increased the Revolver availability from $50 million to $75 million, and extended the maturity date from December 20, 2015 to December 6, 2017. The increase to $175 million was used to fund the one-time special dividend of $68.1 million, as well as the ongoing quarterly dividend, working capital, capital expenditures, and other general corporate purposes. The loans under the Facility will bear interest equal to the Eurodollar Rate plus an applicable margin ranging from 2.5% to 4.0% or the Base Rate plus an applicable margin ranging from 1.5% to 3.0%.

2013 Outlook

Our execution plan to grow comparable store sales includes:

•	Build traffic by:

•	Launching everyday value combos

•	Leveraging our strength in bagels

•	Driving frequency through increased coffee focus

•	Building awareness around lunch

•	Accelerating our in-store experience

•	Build average check through bulk bagels, catering, and new signature sandwich lines

•	Build brand awareness with a balanced approach of grass roots and mass marketing:

•	Local brand activation

•	Directional outdoor

•	Television test

•	Digital marketing/Social Media

We expect our catering channel will continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu. New support for catering will include expanding our sales force, focusing our marketing search engine, managing outlier markets and penetrating the lunch daypart.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, namely, aggressively managing the sourcing of our commodities, utilizing new packaging to drive cost advantages, further rationalize our distribution network, and negotiate favorable contracts with our vendors.

Our emphasis on acceleration of unit growth will continue to focus on a franchise first growth model, asset light unit economics, penetration into new key channels and opportunistic refranchising and acquisition efforts. Our unit growth plan for 2013 considers our long-term annual unit growth objective of +10%, or 60 to 80 system-wide openings for 2013. This includes the openings of 15 to 20 company-owned restaurants, 15 to 20 franchised restaurants and 30 to 40 licensed restaurants. We see refranchising our units as an opportunity to attract high quality franchisees that will support our accelerated growth initiatives.

The airport channel is key for us in terms of securing success. Highlights of our airport program in 2012 and our plans for 2013 include:

•	Average Unit Volume of $2.0 million in 2012.

•	+1.7% Comparable sales growth in 2012.

•	Total airport units of 11 in 2012.

•	Awarded Dallas/Fort Worth Airport (Terminal E) for potential opening in the second quarter of 2013. In February 2013, we opened a location in Terminal A.

•	Awarded two locations in San Diego Airport for potential opening in 2013.

•	Awarded Atlanta (Terminal D) for potential opening in the second quarter of 2013.

We expect to spend between $20 million and $22 million in capital expenditures in 2013 which includes the opening of company-owned restaurants and the relocation of additional company-owned restaurants. We also intend to deploy our capital into areas such as installing drive-thru lanes and adding new exterior signage.

As we move into 2013, we continue to have a robust pipeline of existing franchise development agreements and new license locations. We will continue to host discovery days for potential franchisees as well as expand our license footprint. Thus far in fiscal 2013, we have opened three licensed units and two franchised units, including the entry into Montana, our 40th state where we have operations. As of February 25, 2013, we have 28 development agreements in place for 136 total restaurants, 34 of which have already opened. Based upon the development agreements, we expect the remaining 102 new restaurants will open on various dates through 2021. We expect to enter into 10 to 12 new agreements for a total of 60 to 70 new units, bringing our remaining total pipeline to 162 to 172 additional new units.

We expect our free cash flow will continue to be robust and we are comfortable with our financial ability to have the financial resources to execute on our 2013 plan including the servicing of our elevated level of debt.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including non-GAAP total revenues excluding the extra week in fiscal 2011; adjusted earnings before interest, taxes, depreciation and amortization, Series Z modifications, restructuring expenses, strategic alternative expenses, write-off of debt issuance costs, and other operating expenses/income (“Adjusted EBITDA”); net income adjusted for the extra 53rd week in fiscal 2011, restructuring expenses, strategic alternatives expense, incremental interest expense on additional credit facility borrowings and other operating expenses/income (“Adjusted Net Income”); earnings per share adjusted for the extra 53rd week in fiscal 2011, restructuring expenses, strategic alternatives expense, incremental interest expense on additional credit facility borrowings and other operating expenses/income (“Adjusted Net Income Per Share”); and “Free Cash Flow”, which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, the Board uses this non-GAAP financial information to evaluate the performance of the Company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definitions of these terms based on historical activity. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 30, 35, 36 and 43.

We include in this report information on system-wide comparable store sales percentages. In fiscal 2011, we modified the method by which we determine restaurants included in our comparable store sales percentages to include those restaurants in operation for a full six fiscal quarters. Previously, comparable store sales percentages were based on restaurants that had been in operation for thirteen months. This methodology modification did not have a material impact on previously reported amounts, and therefore previously reported amount have not been restated. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, relocations, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable store sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include the restaurant in our open store count, but exclude its sales from our comparable store sales. As of January 1, 2013, there are seven stores that we intend to relocate, and are thus considered to be temporarily closed.

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

Results of Operations for Fiscal 2012 as compared to Fiscal 2011

Financial Highlights

•	System-wide comparable store sales increased +1.0%.

•

Total revenues increased $3.4 million, or 0.8%, which was driven by an increase in company-owned restaurant revenue of $6.1 million and franchise and license related revenue of $0.9 million, partially offset by a decline in manufacturing and commissary revenue. The extra 53rd week in fiscal 2011 contributed an additional $7.3 million of revenue. Excluding the extra week in fiscal 2011, total revenues increased 2.6% in 2012, with revenue growth offset by the closure of our commissaries.

•

Manufacturing and commissary revenue decreased $3.5 million due to the closure of our commissaries and one less week in fiscal 2012. A decrease in commissary revenue of $4.9 million was partially offset by a 4.7% increase in manufacturing revenue of $1.4 million. We attribute this increase in manufacturing revenue to higher export sales. The extra 53rd week in fiscal 2011 contributed an additional $0.5 million of revenue.

•

Franchise and license related revenues grew 8.3%, or $0.9 million, and was driven by an increase in comparable store sales of +1.3% and unit growth. The extra 53rd week in fiscal 2011 contributed an additional $0.1 million of revenue.

•	Cost of goods sold decreased 180 basis points as a percentage of company-owned restaurant sales as a result of our cost savings initiatives and the leveraged impact of price increases.

•	Net income decreased 3.5% primarily due to the extra 53rd week in fiscal 2011 and the above mentioned strategic alternative review process, partially offset by our cost saving initiatives.

•

Adjusted net income increased $3.3 million, or 25.2% to $16.4 million, or $0.95 adjusted earnings per diluted share, compared to adjusted net income of $13.1 million, or $0.78 adjusted earnings per diluted share, on a comparable 52-week basis.

•	Adjusted EBITDA increased 11.7% primarily due to improved revenue and cost saving initiatives.

•

Our Board authorized a review of strategic alternatives to maximize value for all stockholders. This review was initiated in May and culminated in December with a recapitalization of the Company, including the payment of a one-time special cash dividend of $4.00 per share of common stock totaling $68.1 million on December 27, 2012.

Consolidated Results – Fiscal 2012 vs Fiscal 2011

	Fiscal year ended
	(in thousands)		Increase/ (Decrease)
	January 3, 2012	January 1, 2013	2012 vs. 2011
Revenues	$423,595	$427,006	0.8%
Cost of sales	342,075	336,638	(1.6%)
Operating expenses	57,002	66,140	16.0%

Income from operations	24,518	24,228	(1.2%)
Interest expense, net	3,357	3,384	0.8%
Income before income taxes	21,161	20,844	(1.5%)
Total provision for income taxes	7,958	8,103	1.8%

Net income	$13,203	$12,741	(3.5%)
Adjustments to net income:
Interest expense, net	3,357	3,384	0.8%
Provision for income taxes	7,958	8,103	1.8%
Depreciation and amortization	19,259	19,707	2.3%
Restructuring expenses	1,099	480	(56.3%)
Strategic alternatives expenses	—	3,677	* *
Other operating expenses (income), net	(395)	1,592	* *

Adjusted EBITDA	$44,481	$49,684	11.7%

**	Not meaningful

Our income from operations decreased by $0.3 million in 2012 to $24.2 million primarily as a result of the non-recurring strategic alternatives review process we undertook in 2012 and an additional $0.8 million in income from operations resulting from the 53rd week in fiscal 2011, primarily offset by improved margins in fiscal 2012.

Total revenues increased by $3.4 million to $427.0 million, primarily the result of increased revenue from our company-owned stores. The extra 53rd week in 2011 contributed an additional $7.3 million in revenue. System-wide comparable stores were +1.0% for fiscal 2012 which we attribute to strong check growth of +4.2%, reflecting price and product mix favorability. Our catering business continues to be a strong revenue generator, as evidenced by an increase in catering sales of 17.3% over fiscal 2011. To build same store sales, we focus on building traffic by leveraging our strengths, growing average check and building brand awareness through various marketing initiatives.

Net income decreased for fiscal 2012 primarily due to the extra 53rd week in 2011, which contributed net income of $0.5 million, and $3.7 million ($2.2 million, net of tax) in non-recurring strategic alternatives expenses, partially offset by improved margins.

Company-Owned Restaurant Operations

	Fiscal year ended
			Increase/	Percentage of company-owned
	(in thousands)		(Decrease)	restaurant sales
	January 3,	January 1,	2012	January 3,	January 1,
	2012	2013	vs. 2011	2012	2013
Company-owned restaurant sales	$378,723	$384,783	1.6%
Percent of total revenues	89.4%	90.1%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$112,002	$106,925	(4.5%)	29.6%	27.8%
Labor costs	110,467	111,784	1.2%	29.2%	29.0%
Rent and related expenses	40,277	41,993	4.3%	10.6%	10.9%
Other operating costs	39,092	40,320	3.1%	10.3%	10.5%
Marketing costs	9,796	11,380	16.2%	2.6%	3.0%

Total company-owned restaurant costs	$311,634	$312,402	0.2%	82.3%	81.2%

Total company-owned restaurant gross margin	$67,089	$72,381	7.9%	17.7%	18.8%

Comparable store sales for our company-owned restaurants for each quarter in fiscal 2011 and 2012 were as follows:

	Fiscal 2011	Fiscal 2012	Change
First Quarter	-1.4%	+1.1%	+2.5%
Second Quarter	-0.3%	+1.2%	+1.5%
Third Quarter	+0.7%	+0.2%	-0.5%
Fourth Quarter	+0.8%	+1.1%	+0.3%
Annual	0.0%	+0.9%	+0.9%

Company-owned restaurant sales for fiscal 2012 increased $6.1 million, which is attributable to favorable company-owned comparable store sales, net incremental revenue of $1.7 million from new company-owned stores opened in 2012, $3.4 million from stores we acquired from franchisees and income from gift card breakage of $1.0 million. Stores that we opened in the fourth quarter 2011 further contributed incremental revenue of $5.3 million in fiscal 2012. Company-owned comparable store sales increased +0.9%, with average check increasing +4.9% partially offset by a decline in transactions. In fiscal 2012, we opened fifteen restaurants, acquired eight restaurants and closed one restaurant. Restaurant sales for 2011 benefited from $6.7 million in revenue resulting from the extra 53rd week. We took two price increases in fiscal 2012, totaling approximately 1.0%.

Catering sales, which continue to be a strong revenue driver, comprised approximately 8% of our company store sales (on a comparable basis) for fiscal 2012, an increase of 17.3% from fiscal 2011. We believe that the implementation of a new online ordering system and an outsourced/expanded call center has contributed to the growth in catering sales. Coffee sales continue to remain strong and represent approximately 10% of our comparable company-owned restaurant sales.

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, decreased 110 basis points primarily due to sales leveraging and our cost saving initiatives, which in 2012 included a manufacturing packing efficiency review, the introduction of reusable egg boats and the closure of our commissaries.

Our prime costs, consisting of costs of goods sold and labor costs, decreased by 2.0% to 56.8% of company-owned restaurant revenues.

As a percentage of company-owned restaurant sales, we saw a decrease in our food costs from 29.6% for fiscal 2011 to 27.8% for fiscal 2012. This 180 basis point decrease includes savings from our initiatives (-140 basis points) and the leveraged impact of price increases (-80 basis points), partially offset by a shift in product mix (-20 basis points) and deflation in our commodity costs (-20 basis points). Most of our commodity-based food costs decreased in fiscal 2012 as we were able to lock in several of our prices. We are continuing to evaluate innovative ways to target additional savings of between $2.5 million and $5.0 million in 2013 without negatively impacting the customer experience. We anticipate overall inflation to be in the range of 2.0% to 3.0% for fiscal 2013.

As a percentage of company-owned restaurant sales, labor costs decreased by 0.2% to 29.0% in fiscal 2012. Rent and related expenses increased primarily due to unit growth, scheduled rent increases and related increases in property taxes. Other operating expenses increased primarily due to higher credit card fees resulting from the Durban Act, which began to take effect in October 2011.

We invested $1.6 million more in marketing during fiscal 2012, primarily related to product testing in certain markets, continued local store (grass roots) marketing and grand opening support.

Gross margin for our company-owned restaurant segment increased in fiscal 2012 by $5.3 million, or 7.9%, to $72.4 million. We attribute this to an increase of $6.1 million, or 1.6%, in company-owned restaurant sales while holding company-owned restaurant costs to a modest increase of $0.8 million, or 0.2%, in fiscal 2012 due to our focus on our initiatives.

Manufacturing and Commissary Operations

	Fiscal year ended
			Increase/	Percentage of manufacturing
	(in thousands)		(Decrease)	and commissary revenues
	January 3,	January 1,	2012	January 3,	January 1,
	2012	2013	vs. 2011	2012	2013
Manufacturing and commissary revenues	$34,542	$31,037	(10.1%)
Percent of total revenues	8.2%	7.3%
Manufacturing and commissary costs	$30,441	$24,236	(20.4%)	88.1%	78.1%

Total manufacturing and commissary gross margin	$4,101	$6,801	65.8%	11.9%	21.9%

We closed all five of our commissaries by the end of the first quarter 2012. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled directly through our distributors.

Manufacturing and commissary revenue was down 10.1% when compared to fiscal 2011. A decrease in commissary revenue of $4.9 million resulting from the closure of the commissaries was partially offset by an increase in manufacturing revenue of $1.4 million. We attribute this increase in manufacturing revenue to higher export sales. Cost savings resulting from the closures of our commissaries have had a significant positive impact on our margins. We believe that the commissary closures resulted in saving of $1.5 million to the company in fiscal 2012 and will continue to result in annual cost savings of approximately $1.5 million.

Franchise and License Operations

	Fiscal year ended
			Increase/
	(in thousands)		(Decrease)
	January 3,	January 1,	2012
	2012	2013	vs. 2011
Franchise and license related revenues	$10,330	$11,186	8.3%
Percent of total revenues	2.4%	2.6%
Number of franchise and license restaurants	333	355

Overall, franchise and license revenue improvement was driven by continued unit development as we opened 27 licensed locations and 13 franchised locations since January 3, 2012. Franchise and license comparable store sales were +1.3% for the fiscal year ended January 1, 2013. Franchise and license revenue improved by $0.9 million, or 8.3% from fiscal 2011, primarily the result of continued unit development and increases in comparable store sales, partially offset by a decline in initial license fee revenue recorded on unit openings. As of February 25, 2013, we have 28 development agreements in place for 136 total restaurants, 34 of which have already opened. Based upon the development agreements, we expect the remaining 102 new restaurants will open on various dates through 2021. Thus far in fiscal 2013, we have opened three licensed units and two franchised units, including the entry into Montana, our 40th state where we have operations.

Corporate Support

	Fiscal year ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	total revenues
	January 3,	January 1,	2012	January 3,	January 1,
	2012	2013	vs. 2011	2012	2013
General and administrative expenses	$36,774	$39,569	7.6%	8.7%	9.3%
Depreciation and amortization	19,259	19,707	2.3%	4.5%	4.6%
Pre-opening expenses	265	1,115	* *	0.0%	0.3%
Restructuring expenses	1,099	480	(56.3%)	0.3%	0.1%
Strategic alternatives expense	—	3,677	* *	0.0%	0.9%
Other operating (income) expenses, net	(395)	1,592	* *	(0.1%)	0.4%

Total operating expenses	$57,002	$66,140	16.0%	13.4%	15.6%
Interest expense, net	3,357	3,384	0.8%	0.8%	0.8%
Provision for income taxes	7,958	8,103	1.8%	1.9%	1.9%

**	Not meaningful

Our total general and administrative expenses increased $2.8 million, or 7.6%, primarily due to an increase of $3.0 million in variable incentive compensation. Our performance incentive compensation increased from fiscal 2011 as we reached a higher bonus threshold in fiscal 2012 than we did in fiscal 2011. We expect general and administrative expenses for fiscal 2013 to be approximately $11.0 million per quarter.

Depreciation and amortization expenses increased $0.4 million, or 2.3%. The increase is due to approximately $24.0 million in capital asset expenditures since fiscal 2011. These additions included the construction and outfitting of 15 new company-owned stores, the relocation of 6 stores, the implementation of new POS systems and the replacement of older equipment. Based on our current planned purchases of capital assets, our existing base of assets and our projections for new purchases of fixed assets, we believe depreciation expense for fiscal 2013 will be in the range of $20.0 million to $22.0 million.

Pre-opening expenses, which include rent, wages, marketing, food and other restaurant operating costs, increased $0.9 million due to eleven more store openings in fiscal 2012. We opened fifteen company-owned stores in fiscal 2012 compared to four company-owned stores in fiscal 2011.

We incurred an additional $0.5 million of restructuring expenses in fiscal 2012 related to our plan to close our five commissaries. All of our commissaries were closed by the end of the first quarter 2012. Restructuring expenses in fiscal 2011 included charges related to the initiation of our plan to close our commissaries and the completion of our plan to restructure the organization to align with our franchise and license growth model.

On May 3, 2012, we announced that our Board authorized a review of strategic alternatives, including a possible business combination or sale of the Company, to maximize value for all stockholders. On December 6, 2012, we announced that our Board had completed its review and elected to recapitalize the Company by amending our existing credit facility and declared a one-time special cash dividend of $4.00 per share payable to holders of record of the Company’s common stock as of the close of business on December 17, 2012. The payment date of the dividend was December 27, 2012. We expensed $3.7 million towards this review.

Other operating (income) expenses, net changed by $2.0 million from income of $0.4 million in fiscal 2011 to expense of $1.6 million in fiscal 2012. In fiscal 2011, we recognized gains on the sale of three restaurants, a gain on the insurance proceeds from a restaurant fire and we incurred acquisition costs related to the purchase of nine stores. In fiscal 2012, we expensed approximately $1.2 million for an employee benefit settlement. We also incurred $0.1 million in acquisition costs in fiscal 2012 towards the purchase of seven restaurants from our franchisees.

Interest expense, net remained flat in fiscal 2012, primarily due to scheduled term loan repayments totaling $5.6 million offset by incremental interest on borrowings of $68.1 million in December 2012. As of January 1, 2013, we had an outstanding debt balance of $136.7 million. Our weighted average interest rate for fiscal 2012 was 3.4% compared to a weighted average rate of 3.1% for fiscal 2011. As of January 1, 2013, our weighted average interest rate was 4.3%. Subject to pay-downs of the revolving credit facility, we estimate interest expense to be in the range of $6.5 million to $7.0 million for fiscal 2013.

The components of our provision for income taxes were as follows:

	January 3,	January 1,
	2012	2013
	(in thousands)
Current
Total current income tax provision	$1,040	$235
Deferred
Total deferred income tax provision	6,900	12,658
Change in valuation allowance	18	(4,790)

Total deferred income tax provision	6,918	7,868

Total income tax provision	$7,958	$8,103

Our effective tax rate increased from 37.6% for fiscal 2011 to 38.9% for fiscal 2012 because certain federal employment tax credits that were available to us in fiscal 2011 were not available to us during fiscal 2012. With the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, these federal employment tax credits, as calculated on a retroactive basis, are expected to reduce our fiscal 2013 annual effective income tax rate.

EINSTEIN NOAH RESTAURANT GROUP, INC.

NON-GAAP FINANCIAL INFORMATION

	Fiscal Year Ended
	January 3,	January 1,
	2012	2013
	(in thousands, except earnings per share and related share information)
Total revenues, as reported	$423,595	$427,006
Impact of extra week in fiscal 2011	(7,300)	—

Non-GAAP total revenues	$416,295	$427,006

Net income available to common stockholders	$13,203	$12,741
Adjustments for, net of tax:
Extra week in fiscal 2011	(528)	—
Restructuring expenses	686	293
Strategic alternatives expense	—	2,247
Incremental interest expense	—	166
Other operating expenses, net	(246)	973

Adjusted net income	$13,115	$16,420

Weighted average number of common shares outstanding:
Basic	16,629,098	16,935,018
Diluted	16,880,321	17,217,180
Net income per share available to common stockholders – Basic	$0.79	$0.75
Adjustments for, net of tax:
Extra week in fiscal 2011	(0.03)	—
Restructuring expenses	0.04	0.02
Strategic alternatives expense	—	0.13
Incremental interest expense	—	0.01
Other operating expenses, net	(0.01)	0.06

Adjusted net income per common share – Basic	$0.79	$0.97

Net income per share available to common stockholders – Diluted	$0.78	$0.74
Adjustments for:
Extra week in fiscal 2011	(0.03)	—
Restructuring expenses	0.04	0.02
Strategic alternatives expense	—	0.13
Incremental interest expense	—	0.01
Other operating expenses, net	(0.01)	0.05

Adjusted net income per common share – Diluted	$0.78	$0.95

Results of Operations for Fiscal 2011 as compared to Fiscal 2010

Financial Highlights

•

Consolidated revenues increased $11.9 million, which was driven by strong increases in our franchise and license revenue, a strong increase in manufacturing revenue and $7.3 million contributed by the extra 53rd week in fiscal 2011.

•	Manufacturing and commissary revenues increased $4.1 million, which was driven by higher frozen dough sales to third party resellers and $0.5 million contributed by the extra 53rd week in fiscal 2011.

•	Franchise and license related revenues grew $1.2 million, which was driven by an increase in comparable store sales of +1.8% and $0.1 million contributed by the extra 53rd week in fiscal 2011.

•	Net income increased 24.3% primarily due to interest savings, a lower effective tax rate and the extra 53rd week.

•	Adjusted EBITDA decreased 1.8% primarily due to inflationary pressures in our product costs.

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

Consolidated Results – Fiscal 2011 vs Fiscal 2010

	Fiscal year ended
			Increase/
	(in thousands)		(Decrease)
	December 28,	January 3,	2011
	2010	2012	vs. 2010
Revenues	$411,711	$423,595	2.9%
Cost of sales	327,571	342,075	4.4%
Operating expenses	56,569	57,002	0.8%

Income from operations	27,571	24,518	(11.1%)
Interest expense, net	5,135	3,357	(34.6%)
Adjustment for Series Z modification*	929	—	(100.0%)
Write-off of debt issuance costs upon redemption of term loan	966	—	(100.0%)

Income before income taxes	20,541	21,161	3.0%
Total provision for income taxes	9,918	7,958	(19.8%)

Net income	$10,623	$13,203	24.3%
Adjustments to net income:
Interest expense, net	5,135	3,357	(34.6%)
Provision for income taxes	9,918	7,958	(19.8%)
Depreciation and amortization	17,769	19,259	8.4%
Series Z modification	929	—	(100.0%)
Write-off of debt issuance costs	966	—	(100.0%)
Restructuring expenses	477	1,099	130.4%
Other operating income	(531)	(395)	(25.6%)

Adjusted EBITDA	$45,286	$44,481	(1.8%)

*	As a result of the March 17, 2010 agreement modifying our Series Z, we recognized a non-cash loss of $0.9 million on the extinguishment of debt, recorded additional redemption within stockholders’ equity and recorded a discount within interest expense.

Our income from operations declined by $3.1 million in 2011 to $24.5 million primarily as a result of inflationary pressures on our product costs, partially offset by $0.8 million in income from operations resulting from the 53rd week in fiscal 2011.

Total revenues increased by $11.9 million to $423.6 million, primarily the result of increased revenue from our manufacturing and commissary segment and $7.3 million in revenue from the extra 53rd week. System-wide comparable stores were +0.4% for fiscal 2011 due to an increase in average check of +3.7% that was partially offset by a decline in system-wide transactions of -3.3%. Our comparable transactions decreased from 2010 primarily due to the transaction impact of our 2011 promotion not generating as many transactions as our 2010 free bagel Friday promotion. Our catering sales increased by 16.3% over fiscal 2010. In addition, we maintained our focus on delivering product innovation focused on health and quality, under the theme of “Club Favorites”, a new menu program we introduced in 2011.

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

Company-Owned Restaurant Operations

	Fiscal year ended
			Increase/	Percentage of company-owned
	(in thousands)		(Decrease)	restaurant sales
	December 28,	January 3,	2011	December 28,	January 3,
	2010	2012	vs. 2010	2010	2012
Company-owned restaurant sales	$372,191	$378,723	1.8%
Percent of total revenues	90.4%	89.4%
Cost of sales:
Cost of goods sold	$106,011	$112,002	5.7%	28.5%	29.6%
Labor costs	108,813	110,467	1.5%	29.2%	29.2%
Rent and related expenses	39,691	40,277	1.5%	10.7%	10.6%
Other operating costs	37,696	39,092	3.7%	10.1%	10.3%
Marketing costs	9,794	9,796	0.0%	2.6%	2.6%

Total company-owned restaurant costs	$302,005	$311,634	3.2%	81.1%	82.3%

Total company-owned restaurant gross margin	$70,186	$67,089	(4.4%)	18.9%	17.7%

Comparable store sales for our company-owned restaurants for each quarter in 2010 and 2011 were as follows:

	Fiscal 2010	Fiscal 2011	Change
First Quarter	-0.2%	-1.4%	-1.2%
Second Quarter	-2.2%	-0.3%	+1.9%
Third Quarter	-0.2%	+0.7%	+0.9%
Fourth Quarter	+1.0%	+0.8%	-0.2%
Annual	-0.4%	0.0%	+0.4%

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

Our bagel thin sandwich offerings, which were introduced in the second quarter of 2010, comprised 4.9% of our total mix for fiscal 2011, compared to 2.6% for fiscal 2010. Catering sales, which comprised approximately 6% of our total sales for fiscal 2011, increased 16.3% from fiscal 2010.

Total costs for company-owned restaurants increased by $9.6 million, primarily due to additional expenses of $5.1 million contributed by the extra 53rd week and inflationary pressures in our product costs. To help offset these costs, we took price increases of 4.0% during 2011 and established several initiatives to control costs.

As a percentage of company-owned restaurant sales, we saw an increase in our food costs from 28.5% for fiscal 2010 to 29.6% for fiscal 2011. This 110 basis point increase includes the impacts of inflation in our commodity costs (+120 basis points) and a product mix shift towards catering and sandwiches (+100 basis points) partially offset by price increases (-60 basis points) and savings from our initiatives (-50 basis points). We implemented a cross functional team to evaluate innovative ways to target $3.0 million in annualized incremental savings on a go-forward basis without negatively impacting the customer experience.

As a percentage of company-owned restaurant sales, labor costs, other operating costs (which include marketing costs), and rent and related costs were essentially flat to fiscal 2010. We incurred approximately $9.8 million in marketing costs for both fiscal 2010 and fiscal 2011.

Our company-owned restaurant gross margin decreased from 18.9% for fiscal 2010 to 17.7% for fiscal 2011, primarily due to inflationary pressures in our product costs.

Manufacturing and Commissary Operations

	Fiscal year ended
			Increase/	Percentage of manufacturing
	(in thousands)		(Decrease)	and commissary revenues
	December 28,	January 3,	2011	December 28,	January 3,
	2010	2012	vs. 2010	2010	2012
Manufacturing and commissary revenues	$30,405	$34,542	13.6%
Percent of total revenues	7.4%	8.2%
Manufacturing and commissary costs	$25,566	$30,441	19.1%	84.1%	88.1%

Total manufacturing and commissary gross margin	$4,839	$4,101	(15.3%)	15.9%	11.9%

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

We closed our Ohio commissary in the fourth quarter of 2011 and closed our remaining four commissaries by the end of the first quarter 2012.

Franchise and License Operations

	Fiscal year ended
			Increase/
	(in thousands)		(Decrease)
	December 28,	January 3,	2011
	2010	2012	vs. 2010
Franchise and license related revenues	$9,115	$10,330	13.3%
Percent of total revenues	2.2%	2.4%
Number of franchise and license restaurants	302	333

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

Corporate Support

	Fiscal year ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	total revenues
	December 28,	January 3,	2011	December 28,	January 3,
	2010	2012	vs. 2010	2010	2012
General and administrative expenses	$38,484	$36,774	(4.4%)	9.3%	8.7%
Depreciation and amortization	17,769	19,259	8.4%	4.3%	4.5%
Pre-opening expenses	370	265	(28.4%)	0.1%	0.0%
Restructuring expenses	477	1,099	130.4%	0.1%	0.3%
Other operating income, net	(531)	(395)	(25.6%)	(0.1%)	(0.1%)

Total operating expenses	$56,569	$57,002	0.8%	13.7%	13.4%
Interest expense, net	5,135	3,357	(34.6%)	1.2%	0.8%
Adjustment for Series Z modification	929	—	(100.0%)	0.2%	0.0%
Write-off of debt issuance costs upon redemption of term loan	966	—	(100.0%)	0.2%	0.0%
Provision for income taxes	9,918	7,958	(19.8%)	2.4%	1.9%

Our total general and administrative expenses decreased $1.7 million, or 4.4%, primarily due to declines of $1.9 million in variable incentive compensation and $0.5 million in corporate travel expenses. These decreases in general and administrative expenses were partially offset by an increase in our stock based compensation expense of $0.8 million. Our performance incentive compensation decreased from 2010 as we reached a higher bonus threshold in fiscal 2010 than we did in fiscal 2011.

Depreciation and amortization expenses increased $1.5 million, or 8.4%. The increase is due to additional investments in company-owned restaurants that were either added or upgraded throughout fiscal 2011, as well as a full year of depreciation on capital assets added in fiscal 2010.

Pre-opening expenses, which include rent, wages, food and other restaurant operating costs, declined due to two fewer store openings in fiscal 2011. We opened four company-owned stores in fiscal 2011 compared to six company-owned stores in fiscal 2010.

We also incurred $1.1 million in restructuring expenses for fiscal 2011. In 2011, we committed to a plan to close our five commissaries by the end of the first quarter 2012. As a result of this plan, we incurred $0.7 million in charges relating to severance charges, contract termination costs and other miscellaneous charges. In 2010, we approved a plan to restructure the organization to align with our franchise growth model. This reorganization included eliminating certain redundant positions and reducing headcount. We also eliminated redundant positions in the fourth quarter of 2011. As a result of these actions, we incurred an additional $0.4 million of severance charges and other miscellaneous charges during 2011.

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

The components of our provision for income taxes were as follows:

	December 28,	January 3,
	2010	2012
	(in thousands)
Current
Total current income tax provision	$194	$1,040
Deferred
Total deferred income tax provision	9,862	6,899
Change in valuation allowance	(138)	19

Total deferred income tax provision	9,724	6,918

Total income tax provision	$9,918	$7,958

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

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of January 1, 2013:

	Payments Due by Fiscal Period
	Total	Less than 1 year	1 -3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	136,700	5,000	10,625	121,075	—
Estimated interest expense on our credit facility (a)	27,384	6,244	11,305	9,835	—
Capital lease obligations	64	26	24	14	—
Operating lease obligations (b)	186,552	34,332	63,479	42,796	45,945
Purchase obligations (c)	26,323	26,323	—	—	—
Other long-term obligations (d)	4,851	—	1,723	1,550	1,578
Accounts payable and accrued expenses	38,324	38,324	—	—	—

Total	$420,198	$110,249	$87,156	$175,270	$47,523

(a)	Calculated as of January 1, 2013, using the variable LIBOR and U.S. Prime rates, plus the applicable margin in effect for the remainder. As the interest rates on our term loan facility and the revolving credit facility are variable, actual payments could differ materially.
(b)	Amounts represent cash payments and do not include potential renewal options.
(c)	Purchase obligations consist of non-cancelable minimum purchases of frozen dough and certain other raw ingredients that are used in our products.
(d)	Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

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

Including tenant improvement allowances that we typically receive from the landlord, the average cost of a new restaurant was approximately $474,000 in 2012. This amount can vary and is dependent on square footage, layout and location. The cost includes equipment, leasehold improvements, furniture and fixtures, and other related capital. This average cost does not include any pre-opening expenses or capitalized internal development costs. While tenant allowances reduce the cash cost of our restaurants, the amounts vary amongst restaurants as they depend on the location of the restaurant and on other terms of the lease. We are planning to deploy our capital into specific areas of the business such as adding drive-thru lanes to restaurants, adding new exterior signage, upgrades and remodels, and continuing with our KDS installations where applicable. We believe that the KDS improves speed and efficiency in delivering customer orders and helps reduce waste.

We anticipate that the majority of our capital expenditures for 2013 will be focused on the addition of fifteen to twenty new company-owned restaurants and the relocation of seven to ten company-owned restaurants. We also intend to deploy capital into areas such as remodeling, installing drive-thru lanes and adding new exterior signage.

The following is information on our restaurant economics as of January 1, 2013 and represents the average company-owned restaurant that has been open longer than one year:

Unit Economics
January 1, 2013
(in thousands)
A) Last 12 months average restaurant sales	$883
B) Restaurant operating profit	$174

C) Margin (B/A)	19.7%
D) Cash investment cost (1)	$516

E) Cash on cash return (B/D)	34%
F) Restaurant-level earnings before interest, taxes, depreciation, amortization and rent (2)	$244
G) Fully capitalized investment (3)	$1,076

H) Fully capitalized cash on cash return (F/G)	23%

(1)	Amount excludes pre-opening expenses.
(2)	Restaurant operating profit $174,000 plus 2012 average restaurant rent expense of $70,000 per year.
(3)	Average rent expense capitalized at 8 times plus cash investment cost of $516,000.

	Cash Flow Through On A Per Store Basis Fiscal Year Ended January 1, 2013
	Company Owned	Licensed	Franchised(3)
	(in thousands)
Average unit volume	$883	$450	$859
Contribution margin %(1)(2)	19.7%	6.6%	5.0%
Contribution margin	$174	$30	$43
Cash investment	$516	$-	$-
Upfront fee	$-	$12.5	$35

(1)	Reflects contribution margin for company-owned restaurants open for greater than one year and weighted average royalty rate of system.
(2)	Franchisees also contribute 4.0% of sales for marketing activities which equates to an average of $40,000 per location.
(3)	Only reflects Einsteins Bros.

Senior Credit Facility

In December 2010, we entered into a senior credit facility with Bank of America and a syndicate of institutional lenders, which was amended and restated in December 2012 (the “Senior Credit Facility”).

The Senior Credit Facility consists of a:

•	$75.0 million revolving credit facility maturing on December 6, 2017 (“revolver”); and

•	$100.0 million first lien term loan maturing December 6, 2017.

We may prepay amounts outstanding under the credit facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

In addition, the Senior Credit Facility provides for (i) an incremental term loan (the “Incremental Term Loan”) and (ii) an increase in the revolver (the “Revolving Facility Increase” and together with the Incremental Term Loan, the “Incremental Facilities”) of up to $50 million to be used by us, if needed, solely for the purpose of making acquisitions permitted under the Senior Credit Facility. If we choose to draw down the Incremental Facilities, the outstanding amount of the Incremental Facilities must be repaid in equal quarterly installments on the last day of each calendar quarter, with any remaining amounts due and payable on December 6, 2017. Availability of the Incremental Facilities is subject to customary borrowing conditions, including the absence of any default or material adverse change, and to a requirement of advanced successful syndication of the Incremental Facilities.

A portion of the revolver remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs. In addition, the entire revolver is available for letters of credit, which reduce the availability on the line. As of January 1, 2013, our availability under the revolver was $31.6 million. On January 28, 2013, we paid $6.7 million towards the revolver, thereby increasing the availability under the revolver to $38.3 million.

Working Capital

Our working capital position increased by $5.2 million in fiscal 2012. We began fiscal 2012 with working capital of $0.2 million and ended fiscal 2012 with $5.4 million.

	January 3,	January 1,
	2012	2013	Change
	(in thousands)
Current assets:
Cash and cash equivalents	$8,652	$17,432	$8,780
Restricted cash	889	998	109
Accounts receivable	7,774	9,024	1,250
Inventories	5,562	5,382	(180)
Current deferred income tax assets, net	9,013	8,190	(823)
Prepaid expenses	6,483	7,059	576
Other current assets	526	661	135

Total current assets	38,899	48,746	9,847

Current liabilities:
Accounts payable	$6,591	$10,243	$3,652
Accrued expenses and other current liabilities	24,611	28,104	3,493
Current portion of long-term debt	7,500	5,000	(2,500)

Total current liabilities	38,702	43,347	4,645

Working capital surplus	$197	$5,399	$5,202

The increase in working capital is primarily due to the increase in our cash balance, which we attribute to strong cash flow from operations, which increased $9.4 million from fiscal 2011. As of January 1, 2013 we had unrestricted cash of $17.4 million, representing an increase in unrestricted cash of $8.8 million during fiscal 2012. In addition to changes in our unrestricted cash, other elements of working capital fluctuated in the normal course of business. On January 28, 2013, using existing cash on hand, we paid $6.7 million towards our long-term debt.

Free Cash Flow

Free Cash Flow increased by $7.2 million in fiscal 2012, primarily due to an increase of $9.4 million in net cash provided by operations while net cash used in investing activities decreased by $2.2 million.

	Fiscal year ended
	January 3,	January 1,
	2012	2013
	(in thousands)
Net cash provided by operating activities	$39,110	$48,511
Net cash used in investing activities	(23,685)	(25,861)

Free cash flow	15,425	22,650
Net cash used in financing activities	(18,541)	(13,870)

Net (decrease) increase in cash and cash equivalents	(3,116)	8,780
Cash and cash equivalents, beginning of period	11,768	8,652

Cash and cash equivalents, end of period	$8,652	$17,432

Based upon our projections for 2013, we believe our various sources of capital, including availability under our existing credit facility, and cash flow provided by operating activities, are adequate to finance operations and capital expenditures as well as to satisfy the repayment of current debt obligations.

Net Cash Provided by Operating Activities

Net cash generated by operating activities was $48.5 million for fiscal 2012 compared to $39.1 million for fiscal 2011, a 24.0% increase. A significant portion of the increase can be attributed to increases in our year end accounts payable and accrued liability balances. Our accounts payable has increased based on timing differences in the ordinary course of business and capital expenditures. Our accrued expenses increased due to increases in our bonus accruals and incremental increases in dividends. The remaining increase can be attributed to timing differences within our working capital accounts.

Cash Used in Investing Activities

During fiscal 2012, we spent $2.2 million, net of cash acquired, on the purchase of eight restaurants. We also used approximately $24.0 million of cash to purchase additional property and equipment as follows:

•	$20.2 million for new restaurants and upgrades of existing restaurants, including the installation of new equipment, exterior signs and new menu boards;

•	$3.7 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$0.1 million for general corporate purposes.

We also received $0.4 million in proceeds from the sale of one company-owned restaurant to a franchisee.

During fiscal 2011, we spent $6.8 million, net of cash acquired, on the purchase of nine restaurants, which includes $5.0 million towards the acquisition of the assets of Kettleman Bagel Company in Portland, Oregon. We also used approximately $18.2 million of cash to purchase additional property and equipment as follows:

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

Cash Used in Financing Activities

During fiscal 2012, we amended our Senior Credit Facility to increase the availability and then borrowed an additional $38.1 million on our term loan and an additional $30.0 million on our revolving line of credit. With these proceeds, we paid a one-time special cash dividend of $4.00 per share of common stock to stockholders totaling approximately $68.1 million. We paid $1.6 million in debt issuance costs associated with this amendment. Prior to the amendment of the Senior Credit Facility, we made term loan payments totaling $5.6 million throughout the year.

In addition to the dividend payment referred to above, we also made $8.5 million in regular quarterly dividend payments in 2012. We received $1.8 million in proceeds from stock options exercised during fiscal 2012.

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

Off-Balance Sheet Arrangements

Letters of Credit

We have $6.7 million in letters of credit outstanding under our Senior Credit Facility. The letters of credit expire on various dates during 2013, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation.

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

We believe our current strategy for dealing with inflation, which is to maintain operating margins through a combination of menu price increases, cost controls, efficient purchasing practices and careful evaluation of property and equipment needs, has been an effective tool for dealing with increased costs. However, the impact of inflation on labor and occupancy costs could, in the future, affect our operations. We pay many of our associates based on hourly rates slightly above the applicable minimum federal, state or municipal “living wage” rates. Recent changes in minimum wage laws may create pressure to increase the pay scale for our associates, which would increase our labor costs. Costs for construction, taxes, repairs, maintenance and insurance impact our occupancy costs.

Inflation on food costs also can also increase our cost of goods sold, which includes food and product costs, compensation costs and other operating costs. Wheat, coffee, butter and cheese are our primary agricultural commodities. Chicken and turkey are other major agricultural commodities which are included in our cost of goods sold. Utilizing a third party, we attempt to lock our food and product costs over an extended period of time. We believe that this strategy has been effective in dealing with increases to our food and product costs.

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

As of January 1, 2013, we have not recorded a valuation allowance on our deferred tax assets. The valuation allowance that we had recorded as of January 3, 2012 was applied against net operating losses that will expire prior to their utilization. During fiscal 2012, we eliminated these net operating losses and accordingly eliminated the related valuation allowance. We have also recorded a liability for unrecognized tax benefits of $0.7 million. The recording of these amounts requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. We believe that our estimates are reasonable; however, actual results could differ from these estimates.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. For the purpose of reviewing restaurant assets for indicators of potential impairment, assets are grouped together at the market level. The Company manages its restaurants by market with significant common costs and promotional activities which are generally not clearly identifiable with an individual restaurant’s cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances may include, but are not limited to, local competition in the area, the ability of existing restaurant management, the necessity of tiered pricing structures and the impact that upgrading our restaurants may have on our estimates. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated, identifiable, undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds its fair value. Generally, a restaurant’s identifiable future cash flows are discounted to estimate its fair value. We have not recorded impairment charges for fiscal 2011 and fiscal 2012.

Impairment of Goodwill and Other Indefinite Lived Intangible Assets

At least annually, we assess the recoverability of goodwill and other intangible assets that are not subject to amortization. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. As of January 1, 2013, the fair value of goodwill and other intangible assets not subject to amortization sufficiently exceeded the carrying values. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Business Combinations

We account for our acquisitions using the acquisition method of accounting. This method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities. As of January 1, 2013, all our recorded acquisition accounting allocations have been finalized.

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

Stock-Based Compensation

We use the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 6 months to 3 years and have contractual terms to exercise of 5 to 10 years. The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our new credit facility. Starting in 2010, we began declaring dividends and anticipate that we will continue to pay dividends in the future, at the discretion of the Board, dependent on a variety of factors, including available cash and the overall financial condition of the Company.

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

For fiscal years 2011 and 2012, our results of operations, financial position and cash flows were not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States. Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the products are shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues.

Our debt as of January 1, 2013 was composed of the Senior Credit Facility. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under our Senior Credit Facility, interest rate changes generally do not affect the fair market value of such debt, but they do impact future earnings and cash flows, assuming other factors are held constant.

On March 3, 2011, we entered into two interest rate cap agreements, to cap our rate on $37.6 million of our debt. The effect of these interest rate caps is to cap the LIBOR portion of the interest rate on our Senior Credit Facility to 3.0%. Each agreement has a two-year term.

Assuming no change in the size or composition of debt as of January 1, 2013, and presuming that the utilization of our accumulated net operating losses would minimize the tax implications for the next several years, a 100 basis point increase in short-term effective interest rates would increase the annual interest expense on our Senior Credit Facility by approximately $1.4 million. Currently, the interest rates on our Senior Credit Facility are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Einstein Noah Restaurant Group Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of January 1, 2013 and January 3, 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Einstein Noah Restaurant Group, Inc. and subsidiaries as of January 1, 2013 and January 3, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Denver, Colorado

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited the internal control over financial reporting of Einstein Noah Restaurant Group, Inc. and subsidiaries, (a Delaware corporation) (the “Company”) as of January 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 1, 2013, and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/GRANT THORNTON LLP

Denver, Colorado

February 28, 2013

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	January 3, 2012	January 1, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,652	$17,432
Restricted cash	889	998
Accounts receivable, net of $73 and $106 of allowances	7,774	9,024
Inventories	5,562	5,382
Current deferred income tax assets, net	9,013	8,190
Prepaid expenses	6,483	7,059
Other current assets	526	661

Total current assets	38,899	48,746
Property, plant and equipment, net	59,017	63,013
Trademarks and other intangibles, net	64,382	64,260
Goodwill	9,562	10,775
Long-term deferred income tax assets, net	29,803	22,726
Other assets	3,069	4,093

Total assets	$204,732	$213,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,591	$10,243
Accrued expenses and other current liabilities	24,611	28,104
Current portion of long-term debt	7,500	5,000

Total current liabilities	38,702	43,347
Long-term debt	66,700	131,700
Other liabilities	11,517	11,059
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	116,919	186,106

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 16,830,831 and 17,077,472 shares issued and outstanding	17	17
Additional paid-in capital	273,736	277,951
Accumulated other comprehensive loss, net of income tax	(48)	—
Accumulated deficit	(185,892)	(250,461)

Total stockholders’ equity	87,813	27,507

Total liabilities and stockholders’ equity	$204,732	$213,613

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

	Fiscal year ended
	December 28, 2010	January 3, 2012	January 1, 2013
Revenues:
Company-owned restaurant sales	$372,191	$378,723	$384,783
Manufacturing and commissary revenues	30,405	34,542	31,037
Franchise and license related revenues	9,115	10,330	11,186

Total revenues	411,711	423,595	427,006
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	106,011	112,002	106,925
Labor costs	108,813	110,467	111,784
Rent and related expenses	39,691	40,277	41,993
Other operating costs	37,696	39,092	40,320
Marketing costs	9,794	9,796	11,380

Total company-owned restaurant costs	302,005	311,634	312,402
Manufacturing and commissary costs	25,566	30,441	24,236
General and administrative expenses	38,484	36,774	39,569
Depreciation and amortization	17,769	19,259	19,707
Pre-opening expenses	370	265	1,115
Restructuring expenses	477	1,099	480
Strategic alternatives expense	—	—	3,677
Other operating (income) expenses, net	(531)	(395)	1,592

Total costs and expenses	384,140	399,077	402,778
Income from operations	27,571	24,518	24,228
Other expense:
Interest expense, net	5,135	3,357	3,384
Adjustment for Series Z modification	929	—	—
Write-off of debt issuance costs upon redemption of term loan	966	—	—

Income before income taxes	20,541	21,161	20,844
Provision for income taxes	9,918	7,958	8,103

Net income	$10,623	$13,203	$12,741

Unrealized gain on cash flow hedge, net of tax	1,277	—	—
Unrealized loss on interest rate caps, net of tax	—	(48)	(3)
Reclassification of losses included in net income, net of tax	—	—	51

Comprehensive income	$11,900	$13,155	$12,789

Net income available to common stockholders per share – Basic	$0.68	$0.79	$0.75

Net income available to common stockholders per share – Diluted	$0.67	$0.78	$0.74

Cash dividend declared per common share	$0.125	$0.375	$4.500

Weighted average number of common shares outstanding:
Basic	16,532,420	16,629,098	16,935,018

Diluted	16,804,726	16,880,321	17,217,180

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 29, 2009	16,461,123	$16	$266,928	$(1,277)	$(201,344)	$64,323
Net income	—	—	—	—	10,623	10,623
Common stock issued upon stock option exercise	193,163	1	1,026	—	—	1,027
Common stock issued upon stock appreciation right exercise	1,188	—	—	—	—	—
Stock based compensation expense	—	—	1,532	—	—	1,532
Additional redemption on temporary equity	—	—	(387)	—	—	(387)
Accretion of premium on Series Z Preferred Stock	—	—	1,072	—	—	1,072
Dividend declared	—	—	—	—	(2,081)	(2,081)
Net change in unrealized loss on derivative securities, net of income tax	—	—	—	1,277	—	1,277

Balance, December 28, 2010	16,655,474	$17	$270,171	$—	$(192,802)	$77,386
Net income	—	—	—	—	13,203	13,203
Common stock issued upon stock option exercise	170,503	—	1,253	—	—	1,253
Common stock issued upon stock appreciation right exercise	4,854	—	—	—	—	—
Stock based compensation expense	—	—	2,312	—	—	2,312
Unrealized loss on derivative securities, net of income tax	—	—	—	(48)	—	(48)
Dividends declared	—	—	—	—	(6,293)	(6,293)

Balance, January 3, 2012	16,830,831	17	273,736	(48)	(185,892)	87,813
Net income	—	—	—	—	12,741	12,741
Common stock issued upon restricted stock awards	31,004	—	(58)	—	—	(58)
Common stock issued upon stock option exercise	209,083	—	1,852	—	—	1,852
Common stock issued upon stock appreciation right exercise	6,554	—	—	—	—	—
Stock based compensation expense	—	—	2,421	—	—	2,421
Unrealized loss on derivative securities, net of income tax	—	—	—	(3)	—	(3)
Realized loss on derivative securities, net of income tax	—	—	—	51	—	51
Dividends declared	—	—	—	—	(77,310)	(77,310)

Balance, January 1, 2013	17,077,472	$17	$277,951	$—	$(250,461)	$27,507

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended
	December 28, 2010	January 3, 2012	January 1, 2013
OPERATING ACTIVITIES:
Net income	$10,623	$13,203	$12,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,769	19,259	19,707
Deferred income tax expense	9,724	6,918	7,900
Stock-based compensation expense	1,532	2,312	2,421
(Gain) loss on disposal of assets	(531)	(820)	270
Realized losses on interest rate caps, net of tax	—	—	51
Adjustment for Series Z modification	929	—	—
Provision for losses on accounts receivable	167	69	78
Amortization of debt issuance and debt discount costs	530	449	459
Write-off of debt issuance costs	966	—	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(201)	(180)	(109)
Accounts receivable	(212)	(2,002)	(1,328)
Accounts payable and accrued expenses	3,008	956	7,151
Other assets and liabilities	(535)	(1,054)	(830)

Net cash provided by operating activities	43,769	39,110	48,511
INVESTING ACTIVITIES:
Purchase of property and equipment	(16,597)	(18,242)	(24,046)
Proceeds from the sale and disposal of property, plant and equipment	860	1,392	359
Acquisition of restaurant assets, net of cash acquired	—	(6,835)	(2,174)

Net cash used in investing activities	(15,737)	(23,685)	(25,861)
FINANCING ACTIVITIES:
Proceeds from line of credit	23,700	2,000	30,000
Repayments on line of credit	(11,000)	(8,000)	—
Repayment of prior term loan	(79,787)	—	—
Term loan borrowings	75,000	—	38,125
Term loan repayments	—	(7,500)	(5,625)
Redemptions under mandatorily redeemable Series Z Preferred Stock	(32,194)	—	—
Additional redemption payments on Series Z Preferred Stock	(568)	—	—
Debt issuance costs	(2,315)	—	(1,562)
Dividends paid	—	(6,273)	(76,557)
Proceeds upon stock option exercises	1,026	1,253	1,794
Payments under capital lease obligations	(11)	(21)	(45)

Net cash used in financing activities	(26,149)	(18,541)	(13,870)
Net increase (decrease) in cash and cash equivalents	1,883	(3,116)	8,780
Cash and cash equivalents, beginning of period	9,885	11,768	8,652

Cash and cash equivalents, end of period	$11,768	$8,652	$17,432

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) is the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of January 1, 2013, the Company owned, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”). As of January 1, 2013, the Company had 816 restaurants in 39 states and the District of Columbia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company operates three business segments: company-owned restaurant operations, manufacturing and commissary operations, and franchising and licensing operations. These reportable segments are supported by the Company’s corporate unit which facilitates all of the company-owned restaurant operations, the manufacturing facility, supports the franchisees and licensees, and handles general corporate governance. The company-owned restaurants segment includes brands that have similar investment criteria and economic and operating characteristics. The manufacturing segment produces and distributes bagel dough and other products to the restaurants, licensees, franchisees and other third parties. Intercompany sales to company-owned restaurants have been eliminated. The franchise and license segment earns royalties and other fees from the use of trademarks and operating systems developed for the Company’s brands.

Information regarding the revenues and costs of sales for each business segment has been reported in Note 19 for fiscal years 2010, 2011 and 2012.

Fiscal Year

The Company has a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2010 and 2012 ended on December 28, 2010 and January 1, 2013, respectively, and each contained 52 weeks. Fiscal year 2011 ended on January 3, 2012 and contained 53 weeks.

Reclassifications

For fiscal 2010 and fiscal 2011, the Company reclassed company-owned restaurant pre-opening costs to a separate line item on the consolidated statements of income and comprehensive income. Consolidated and

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

segment level revenues, income from operations and net income were not impacted. The following table summarizes the reclassifications that were made in each fiscal year:

Fiscal 2010:	As Previously Reported	Reclassification	As Adjusted
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	106,035	(24)	106,011
Labor costs	109,005	(192)	108,813
Rent and related expenses	39,731	(40)	39,691
Other operating costs	37,732	(36)	37,696
Marketing costs	9,854	(60)	9,794

Total company-owned restaurant costs	302,357	(352)	302,005
General and administrative expenses	38,502	(18)	38,484
Pre-opening expenses	—	370	370

Fiscal 2011:	As Previously Reported	Reclassification	As Adjusted
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	112,018	(16)	112,002
Labor costs	110,595	(128)	110,467
Rent and related expenses	40,322	(45)	40,277
Other operating costs	39,116	(24)	39,092
Marketing costs	9,836	(40)	9,796

Total company-owned restaurant costs	311,887	(253)	311,634
General and administrative expenses	36,786	(12)	36,774
Pre-opening expenses	—	265	265

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s financial instruments typically consist of cash equivalents, accounts receivable, accounts payable and debt. The fair values of accounts receivable and accounts payable approximate their carrying values, due to their short-term maturities. As of January 3, 2012 and January 1, 2013, total debt under the Company’s amended and restated credit facility was $74.2 million and $136.7 million, respectively, and had a fair value of $71.8 million and $136.7 million, respectively. The fair value of the Company’s debt was estimated based on current rates found in the market place for debt with the same remaining maturities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid instruments with original maturities of three months or less when purchased. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Restricted Cash

The Company’s restricted cash consists of funds paid by franchisees that are earmarked as advertising fund contributions.

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

Property, Plant and Equipment

Property, plant and equipment and leasehold improvements are recorded at cost or, in the case of a business combination, at fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the non-cancelable lease term. In circumstances where failure to exercise a renewal option would result in the Company incurring an economic penalty, those option periods are included when determining the depreciation period. In either case, the Company’s policy requires consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Costs incurred to repair and maintain the Company’s facilities and equipment are expensed as incurred. The estimated useful lives used for financial statement purposes are:

Store and manufacturing equipment	5 years
Furniture and fixtures	5 years
Office and computer equipment	3 years
Vehicles	5 years

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has determined that the economic useful life for leasehold improvements on new restaurants should be the shorter of 10 years or the life of the lease, which is typically 10 years. The Company also determined that the economic useful lives of our restaurant upgrades should be the shorter of 5 years or the life of the lease. However, as the Company approves restaurants to be upgraded, it simultaneously reviews the lease, and typically only upgrades those locations that have a renewal option and it is reasonably assured that the lease will be renewed.

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

The Company determined there were no impairments for fiscal years 2010, 2011 and 2012.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 28, 2010, January 3, 2012 and January 1, 2013, the Company performed impairment analyses of its goodwill and indefinite lived intangible assets. Based on the Company’s testing, there was no indication of impairment to these assets for these fiscal years.

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

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income statement purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. If the Company determines that a deferred tax asset could be realized in a greater or lesser amount than recorded, the asset’s recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.

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

As of January 3, 2012, the Company established a valuation allowance of approximately $4.8 million on its deferred tax assets. This valuation allowance was applied against net operating losses (“NOLs”) that will expire prior to their utilization. During fiscal 2012, the Company eliminated these NOLs and accordingly eliminated the related valuation allowance.

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

Manufacturing and commissary revenues – Manufacturing and commissary revenues are recorded at the time of shipment to customers. The Company produces bagels for sale to third party resellers, including sales to a wholesaler and a distributor who take possession in the United States and sells outside of the United States. As the product is shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, the Company is not exposed to international risks of loss or foreign exchange currency issues. Shipping charges billed to third parties are recognized as revenue, and the related shipping costs are included in manufacturing and commissary costs. Approximately $5.3 million, $7.1 million and $8.8 million of sales shipped internationally are included in manufacturing and commissary revenues for fiscal years 2010, 2011 and 2012, respectively.

Franchise and license related revenues – Initial fees received from a franchisee or licensee to establish a new location are recognized as income when the Company has performed its obligations required to assist the franchisee or licensee in opening a new location, which is generally at the time the franchisee or licensee commences operations. Continuing royalties are calculated as a percentage of the net sales of the Company’s franchised and licensed locations. Franchise and license related revenues for fiscal years 2010, 2011 and 2012 include the following:

	Fiscal year ended
	December 28, 2010	January 3, 2012	January 1, 2013
		(in thousands)
Royalties	$8,131	$9,457	$10,453
Fees	984	873	734

Total	$9,115	$10,330	$11,186

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred franchise and license revenue, which is included in other liabilities on the consolidated balance sheet, are summarized as follows:

	January 3, 2012	January 1, 2013
	(in thousands)
Deferred franchise and license revenue—current	386	495
Deferred franchise and license revenue—long-term	663	563

Deferred franchise and license revenue	$1,049	$1,058

Gift Cards – Proceeds from the sale of gift cards are recorded as deferred revenue within accrued expenses, and recognized as income when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

While the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of income and comprehensive income as a component of company-owned restaurant sales.

Income from gift card breakage was $0.2 million, $0.2 million and $0.9 million for fiscal years ended 2010, 2011 and 2012, respectively. For fiscal year 2010, the Company also recognized $0.4 million in revenue related to gift certificate breakage from a gift certificate program that no longer existed. While these gift certificates will continue to be honored, the Company has determined the likelihood to be remote for redemption of these gift certificates due to their age and the fact that the program is no longer in place.

Pre-opening Costs

Pre-opening costs, including rent, wages, food, marketing and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

Advertising Costs

The Company expenses advertising costs as incurred except for expenses related to the development and production of a major commercial or media campaign which are expensed during the period in which the advertisement is first presented by the media. Advertising costs were $9.9 million, $9.9 million and $11.4 million for fiscal years 2010, 2011 and 2012, respectively, and are included in company-owned restaurant costs in the consolidated statements of income and comprehensive income. The Company had $0.6 million and $0.8 million of prepaid advertising expenses as of January 3, 2012 and January 1, 2013, respectively, which are included as a component of prepaid expenses on the consolidated balance sheet.

Leases and Deferred Rent

The Company leases all of its restaurant properties under operating leases. The Company also has equipment leases that qualify as either an operating lease or capital lease.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For a lease that contains rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between rent paid and the straight-line rent expense as deferred rent payable. Incentive payments received from landlords are recorded as an increase to deferred rent payable and are amortized on a straight-line basis over the lease term as a reduction of rent. As of January 3, 2012 and January 1, 2013, the Company had $5.7 million and $6.2 million, respectively, of deferred rent payable, net of landlord incentives, recorded as a component of other liabilities on the consolidated balance sheet.

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

The following table summarizes the weighted-average number of common shares outstanding, as well as sets forth the computation of basic and diluted net income per common share for the periods:

	Fiscal year ended
	December 28,	January 3,	January 1,
	2010	2012	2013
	(in thousands, except earnings per share and related share information)
Net income	$10,623	$13,203	$12,741
Less: Additional redemption on temporary equity	(387)	—	—
Add: Accretion of premium on Series Z preferred stock	1,072	—	—

Net income available to common stockholders (a)	$11,308	$13,203	$12,741

Basic weighted average shares outstanding (b)	16,532,420	16,629,098	16,935,018
Dilutive effect of stock options, SARs and RSUs	272,306	251,223	282,162

Diluted weighted average shares outstanding (c)	16,804,726	16,880,321	17,217,180

Net income available to common stockholders per share—Basic (a)/(b)	$0.68	$0.79	$0.75

Net income available to common stockholders per share—Diluted (a)/(c)	$0.67	$0.78	$0.74

Anti-dilutive stock options, SARs and RSUs	236,275	405,374	622,731

Stock-Based Compensation

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) or restricted stock to employees, non-employee directors and consultants. Restricted stock and RSUs are valued using the

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

closing stock price on the date of grant. The fair value of an option award or SAR is determined using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs. The Company’s assumptions are as follows:

•	Expected Term—The expected term of options is based upon evaluations of historical and expected future exercise behavior.

•	Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date.

•

Implied Volatility—Implied volatility is based on the mean reverting average of the Company’s historical stock volatility and that of an industry peer group. The Company believes that the use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage, combined with the effects that mandatory principal payments will have on the Company’s capital structure, as defined under its debt facility.

•

Dividend Yield—The Company declared dividends in fiscal 2010, fiscal 2011 and fiscal 2012, and anticipates that it will continue to pay dividends in the future, at the discretion of its Board of Directors (the “Board”). The payment of dividends is dependent on a variety of factors, including available cash and the overall financial condition of the Company.

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

The Company purchases its raw materials from various suppliers; and in some cases, it has selected a single supplier for a key product to take advantage of economies of scale. The Company has elected to purchase all of its cream cheese from a single supplier. Also, the Company purchases a majority of its frozen bagel dough from one supplier, who uses the Company’s proprietary processes and on whom the Company is dependent in the short-term. All of the Company’s remaining frozen bagel dough is produced at its dough manufacturing facility in Whittier, California or by a second supplier. Although to date the Company has not experienced significant difficulties with its suppliers, its choice to purchase most of its key ingredients from respective suppliers subjects the Company to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. A significant disruption in the supply or degradation in the quality of the materials provided by the suppliers could have a material adverse effect on the Company’s business, operating results and financial condition until it selects another supplier.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance became effective for the Company at the beginning of the first quarter of fiscal 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In September 2011, the FASB issued guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance became effective for the Company at the beginning of the first quarter of fiscal 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued guidance that simplifies how entities test indefinite-lived intangible assets and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The guidance will become effective for the Company at the beginning of the first quarter of 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	BUSINESS COMBINATIONS

The Company acquired nine restaurants during the fiscal year ended January 3, 2012 and eight restaurants during the fiscal year ended January 1, 2013.

The following table summarizes the estimated fair values of the Company’s acquisitions during the fiscal years ended January 3, 2012 and January 1, 2013:

	Fiscal year ended
	January 3, 2012	January 1, 2013
	(in thousands)
Cash and cash equivalents	$6	$7
Inventories	99	68
Other current assets	22	6
Property, plant and equipment	2,185	575
Trademarks and other intangibles	576	—
Goodwill	4,581	1,096
Accrued expense and other current liabilities	(199)	—

Total purchase price	$7,270	$1,752
Amounts withheld	(429)	(94)

Net cash paid at closing	$6,841	$1,658
Payments of amounts withheld from current and prior acquisitions	—	523

Cash paid towards acquisitions	$6,841	$2,181

The restaurants acquired in fiscal 2012 contributed $3.5 million in net operating revenue for the fiscal year ended January 1, 2013. Pro forma results of operations have not been presented, as the impact on the consolidated financial results would have not have been material. The goodwill of $4.6 million and $1.1 million for fiscal 2011 and fiscal 2012, respectively, arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. All of the goodwill recognized is expected to be deductible for income tax purposes.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company withholds certain amounts at the closing of each transaction for specified periods of time. The amounts withheld are applied to any invoices that relate to the seller after the closing date of the transaction. The Company will then pay the difference to the seller at an agreed upon date. As of January 3, 2012, the Company had $0.4 million recorded as a component of accrued expenses and other current liabilities on the accompanying consolidated balance sheet. There were no remaining amounts as of January 1, 2013.

The Company treats acquisition related costs as expenses in the periods in which they are incurred. The Company recorded $0.3 million and $0.1 million in acquisition costs related to acquisitions for the fiscal years ended January 3, 2012 and January 1, 2013, respectively. These amounts are included in other operating (income) expenses, net on the accompanying consolidated statement of income and comprehensive income.

During the second quarter of 2012, the Company adjusted its assignment of a prior year acquisition for changes to its original estimates of the fair value of capital assets that were acquired. These changes are the result of additional information obtained since the filing of the Company’s Form 10-K for the fiscal year ended January 3, 2012. The adjustment to property, plant and equipment of $0.1 million did not result in a material change to previously reported amounts. Goodwill increased by $0.1 million as a result of the decrease in the fair value of the property, plant and equipment.

4.	INVENTORIES

Inventories consist of the following as of:

	January 3, 2012	January 1, 2013
	(in thousands)
Finished goods	$4,489	$4,427
Raw materials	1,073	955

Total inventories	$5,562	$5,382

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of:

	January 3, 2012	January 1, 2013
	(in thousands)
Leasehold improvements	$108,833	$121,001
Store and manufacturing equipment	94,984	94,389
Furniture and fixtures	1,356	1,097
Office and computer equipment	24,609	35,983
Vehicles	41	4

Property, plant and equipment	229,823	252,474
Less accumulated depreciation	170,806	189,461

Property, plant and equipment, net	$59,017	$63,013

Depreciation expense was $17.8 million, $19.2 million and $19.6 million for the fiscal years ended 2010, 2011 and 2012, respectively. The Company does not allocate depreciation expense to cost of sales.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	GOODWILL, TRADEMARKS AND OTHER INTANGIBLES

The Company’s goodwill was $9.6 million and $10.8 million for the fiscal years ended January 3, 2012 and January 1, 2013, respectively. $6.1 million of the goodwill is attributable to the Company’s acquisitions of Manhattan Bagel restaurants in 1998 and 2012 (see Note 3) and is assigned to the Company’s Manhattan Bagel reporting unit. The remaining $4.7 million of goodwill relates to the Company’s acquisitions in fiscal 2011 (see Note 3) and is assigned to the Company’s Einstein Bros. reporting unit.

The Company’s trademarks, which are non-amortizing intangibles, were $63.8 million for both fiscal years 2011 and 2012.

The Company’s amortizing intangible assets consist of the following as of:

	January 3, 2012
	Weighted Average Life Remaining (yrs)	Gross (1)	Accumulated Amortization (1)	Net
	(dollars in thousands)
Tradename	0.42	$38	$(6)	$32
Reacquired rights	7.68	377	(17)	360
Noncompete agreements	2.92	76	(2)	74
Favorable leases	5.18	85	—	85

	6.24	$576	$(25)	$551

	January 1, 2013
	Weighted Average Life Remaining (yrs)	Gross (1)	Accumulated Amortization (1)	Net
	(dollars in thousands)
Tradename	—	$38	$(38)	$—
Reacquired rights	6.68	377	(63)	314
Noncompete agreements	1.92	76	(28)	48
Favorable leases	4.18	85	(18)	67

	5.26	$576	$(147)	$429

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles

The Company estimates that the amortization of these intangibles will approximate $0.1 million per year over the next five years.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of:

	January 3,	January 1,
	2012	2013
	(in thousands)
Payroll and labor related expense	$12,431	$15,169
Sales, use and property tax expense	2,877	2,324
Dividends payable	2,100	2,852
Deferred gift card revenue	3,165	2,749
Accrued expenses and other current liabilities	4,038	5,010

Total accrued expenses and other current liabilities	$24,611	$28,104

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	LONG-TERM DEBT

On December 20, 2010, the Company entered into a senior credit facility with Bank of America and a syndicate of institutional lenders, which was amended and restated on December 6, 2012 (the “Senior Credit Facility”).

The Senior Credit Facility has a commitment of up to $175.0 million, including a term loan of up to $100.0 million (the “Term Loan”) and a revolving credit facility of up to $75.0 million (the “Revolving Facility”). Borrowings under the Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a variable base rate or a Eurodollar rate (which is calculated based off of London InterBank Offered Rates (“LIBOR”)). The applicable margin for Eurodollar rate loans ranges from 2.5% to 4.0% and for base rate loans ranges from 1.5% to 3.0%, depending on the level of the Company’s consolidated leverage ratio (as defined in the Senior Credit Facility). Upon the occurrence of a payment event of default which is continuing, all amounts due under the Senior Credit Facility will bear interest at 2.0% above the interest rate otherwise applicable.

The Senior Credit Facility matures on December 6, 2017 (the “Maturity Date”). Commencing March 31, 2013, quarterly payments on the term loan, ranging in value between $1.25 million and $2.50 million over the term of the Senior Credit Facility, are due on the last day of each calendar quarter, with any remaining amounts due and payable upon maturity. The Term Loan also requires mandatory prepayments of:

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

The Senior Credit Facility contains a number of negative covenants that will limit the Company from taking certain actions. The Company is also required to maintain:

•	a minimum consolidated fixed charge coverage ratio ranging from 1.30x to 1.35x; and

•	a maximum consolidated leverage ratio ranging from 2.75x to 3.50x.

The Senior Credit Facility limits annual capital expenditures to $32.0 million, but allows, subject to certain conditions, for a percentage of any unused portion of the capital expenditure limit to be carried forward into the following year.

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

As of January 1, 2013, the Company had $6.7 million in letters of credit outstanding on its Senior Credit Facility. The letters of credit expire on various dates during 2013, are generally automatically renewable for one additional year and are payable upon demand in the event that the Company fails to pay the underlying obligation. Letters of credit reduce the Company’s availability under its Revolving Facility. The Company’s availability under its Revolving Facility was $31.6 million as of January 1, 2013.

The Company may make dividends and repurchases of its common stock using excess cash flow (as defined in the Senior Credit Facility).

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

The weighted-average interest rate under the Senior Credit Facility, excluding the amortization of debt issuance costs and other fees, was 3.1% and 3.4% for fiscal 2011 and fiscal 2012, respectively. The weighted-average interest rate under the Senior Credit Facility, excluding the amortization of debt issuance costs and other fees, was 4.3% on January 1, 2013. Excluding the amortization of debt issuance costs and other fees, the Company incurred $2.5 million and $2.5 million of interest expense in fiscal 2011 and 2012, respectively. As of January 1, 2013, the Company was in compliance with all financial and operating covenants.

The Company’s obligations on its Senior Credit Facility are as follows:

Fiscal year (in thousands)
2013	$5,000
2014	3,750
2015	6,875
2016	11,875
2017	109,200

$136,700

Debt Issuance Costs

Debt issuance costs, which are reported as a component of other current assets and other assets, are summarized as follows:

	January 3,	January 1,
	2012	2013
	(in thousands)
Debt issuance costs-current	$447	$570
Debt issuance costs-long-term	1,384	2,370

Total	$1,831	$2,940

In connection with amending and restating the Senior Credit Facility on December 6, 2012, the Company capitalized an additional $1.6 million of debt issuance costs. Amortization expense relating to debt issuance costs was $0.5 million, $0.4 million and $0.5 million for the fiscal years 2010, 2011 and 2012, respectively, and is included in interest expense in the accompanying consolidated statements of income and comprehensive income. In fiscal 2010, the Company recorded a charge of approximately $1.0 million in unamortized debt issuance costs in connection with the termination of its prior credit facility.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	DERIVATIVES

On March 3, 2011, the Company entered into two interest rate cap agreements relating to the Senior Credit Facility. Each agreement has a two year term. The Company entered into the interest rate caps for a cap rate of 3.0% calculated on an initial notional amount of $18.75 million on each cap for a total notional amount of $37.5 million based on the 3-month LIBOR. The effect of the interest rate caps is to cap the LIBOR portion of the interest rate at 3.0%. The Company has determined that these agreements qualify as cash flow hedges. For fiscal 2012, unrealized losses of approximately $51 thousand, net of taxes, were realized as interest expense on the Company’s consolidated statements of income and comprehensive income.

10.	MANDATORILY REDEEMABLE SERIES Z PREFERRED STOCK

In September 2003, the Company completed an equity recapitalization with its preferred stockholders, who held a substantial portion of the Company’s common stock. Among other things, the Halpern Denny Fund III, L.P. interest in the Company’s Mandatorily Redeemable Series F Preferred Stock was converted into 57,000 shares of Series Z Mandatorily Redeemable Preferred Stock (“Series Z”).

The Series Z was recorded in the accompanying consolidated balance sheets at its full face value of $32.2 million as of December 29, 2009 which represented the total cash payable upon redemption. In a series of transactions throughout fiscal 2010, the Company redeemed $32.2 million of Series Z shares and accrued additional redemption amount of approximately $2.6 million. There were no shares of Series Z outstanding as of the end of fiscal 2010, nor have there been any other Series Z transactions since that time.

11.	STOCKHOLDERS’ EQUITY

Common Stock

The Company intends to pay regular quarterly dividends at the discretion of its Board. The issuance of a dividend is dependent on a variety of factors, including, but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s Senior Credit Facility. The Company declared the following dividends during fiscal years 2011 and 2012:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in thousands)
May 3, 2011	June 1, 2011	$0.125	$2,094	July 15, 2011
August 3, 2011	September 1, 2011	$0.125	$2,096	October 15, 2011
November 2, 2011	December 1, 2011	$0.125	$2,100	January 15, 2012
January 18, 2012	March 1, 2012	$0.125	$2,106	April 15, 2012
May 1, 2012	June 1, 2012	$0.125	$2,120	July 15, 2012
July 30, 2012	September 1, 2012	$0.125	$2,141	October 15, 2012
November 1, 2012	December 3, 2012	$0.125	$2,120	January 15, 2013
December 6, 2012	December 17, 2012	$4.000	$68,090	December 27, 2012

On May 3, 2012, the Company announced that its Board authorized a review of strategic alternatives, including a possible business combination or sale of the Company, to maximize value for all stockholders. On December 6, 2012, the Company announced that its Board had completed its review and elected to recapitalize the Company by amending its existing credit facility (See Note 8) and declared a one-time cash dividend of $4.00 per share payable to holders of record of the Company’s common stock as of the close of business on December 17, 2012. The payment date of the dividend was December 27, 2012. The Company recorded expenses

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

towards this review as Strategic Alternatives Expense on the consolidated statements of income and comprehensive income.

In December 2010, the Board authorized up to $20.0 million in share repurchases of the Company’s common stock, subject to compliance with applicable laws and the terms of the Company’s Senior Credit Facility. The amount and timing of the share repurchases in the open market or in privately negotiated transactions will be subject to an assessment of market conditions and other economic factors. This authorization expired in December 2012 and was not renewed. The Company did not repurchase any shares of its common stock in fiscal years 2011 or 2012.

Series A Junior Participating Preferred Stock

In June 1999, the Board authorized the issuance of 700,000 shares of Series A junior participating preferred stock. There were no shares issued or outstanding during fiscal years 2011 and 2012.

12.	STOCK-BASED COMPENSATION

As of January 1, 2013, the Company had three stock-based compensation plans under which it was still issuing awards: the 2011 Omnibus Incentive Plan, the Equity Plan for Non-Employee Directors and a Stock Appreciation Rights Plan. Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

2011 Omnibus Incentive Plan

On May 3, 2011, the 2011 Omnibus Incentive Plan (the “Omnibus Plan”) became effective after approval by the Board and the Company’s stockholders. The Omnibus Plan provides for the granting of incentive stock options, nonqualified stock options, SARs, restricted stock, RSUs, performance shares, performance units, cash-based awards and other stock based awards. All of the Company’s employees and third party service providers are eligible to receive awards. The Omnibus Plan will terminate automatically in May 2021, unless terminated by the Board at an earlier date. The Board has the authority to amend, modify or terminate the Omnibus Plan, subject to any required approval by the Company’s stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the Omnibus Plan without the consent of the holders. Options generally are granted with an exercise price equal to the fair market value on the date of grant and have a contractual life of ten years. Vesting can either be based on the passage of time or on the achievement of performance goals. The Omnibus Plan provides for the issuance of up to 1,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The maximum number of shares for which options or stock appreciation rights may be granted to any participant is 300,000 per year and the maximum number of shares that may be paid to any participant in the form of restricted stock, restricted stock units, performance shares or other stock based awards is 300,000 shares per year. The maximum aggregate amount that may be paid under an award of performance units, cash-based awards or any other award payable in cash, in each case that are performance-based compensation, is $5.0 million. As of January 1, 2013, there were 596,802 shares remaining available for issuance under the Omnibus Plan.

Equity Plan for Non-Employee Directors

On December 19, 2003, the Board adopted the Stock Option Plan for Independent Directors. On May 3, 2011, the Board and the Company’s stockholders approved the amendment and restatement of this plan. Amongst other changes, the name of the plan was changed to the Equity Plan for Non-Employee Directors (the “Equity Plan”). The Equity Plan provides for the granting of nonqualified stock options, restricted stock and

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

restricted stock units to independent directors. The Board may amend, suspend, or terminate the Equity Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holder’s consent. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for five years from the date of grant unless earlier terminated. The Equity Plan provides for the issuance of up to 500,000 shares of common stock to eligible participants. As of January 1, 2013, there were 140,278 shares remaining available for issuance under the Equity Plan.

Stock Appreciation Rights Plan

On February 17, 2007, the Board adopted the Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provides for the granting of stock appreciation rights to employees, excluding executive officers. The SAR plan has no set expiration date. The Board has the authority to amend, modify or terminate the SAR Plan, subject to any required approval by stockholders under applicable law or upon advice of counsel, provided that, with limited exception, no modification will adversely affect outstanding rights. The value of a share from which appreciation is determined is 100% of the fair market value of a share on the date of grant and will be paid in stock when they are exercised by the employee. The rights expire upon the earlier of the termination date of the SAR Plan or termination of employment, typically vest over a two-year service period and have a contractual life of five years.

The SAR Plan provides for 150,000 shares to be issued pursuant to stock appreciation rights. As of January 1, 2013, there were 38,011 shares remaining under this authorization.

Stock Based Compensation Cost

Stock-based compensation for fiscal years 2010, 2011 and 2012 was $1.5 million, $2.3 million and $2.4 million, respectively, and is included in general and administrative expenses.

The fair value of stock options and SARs granted during fiscal years 2010, 2011 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

Fiscal Year Ended
	December 28, 2010	January 3, 2012	January 1, 2013
Expected life	2.75 - 6.0 years	2.75 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	0.67% - 2.74%	0.38% - 2.61%	0.35% - 1.16%
Volatility	42% - 43%	42% - 44%	35% - 42%
Assumed dividend yield	0%	3.31%	2.83% - 4.1%

Stock Option and SARs Activity

The weighted-average fair value of stock options and SARs issued and the total intrinsic value of options and SARs exercised were:

	2010	2011	2012
	(In thousands, except share prices)
Weighted-average grant date fair value	$4.93	$4.69	$4.03
Total intrinsic value of options exercised	$1,398	$1,374	$1,528

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Changes in outstanding stock options and SARs during the fiscal years 2010, 2011 and 2012 were as follows:

	Number of Options and SARs			Weighted-Average Exercise Price
	2010	2011	2012	2010	2011	2012
Outstanding, beginning of year	977,930	1,069,819	1,217,749	$8.80	$10.11	$12.17
Granted	492,250	425,180	322,427	11.62	15.61	14.44
Exercised	(196,863)	(183,278)	(231,009)	5.36	7.49	9.07
Forfeited	(180,437)	(93,972)	(117,701)	11.27	13.48	13.66
Cancelled	(23,061)	—	(56,257)	18.22	—	16.81

Outstanding, end of year	1,069,819	1,217,749	1,135,209	$10.11	$12.17	$13.05

Exercisable and vested, end of year	455,128	566,665	553,105	$9.98	$10.68	$11.55

A summary of the status of the Company’s non-vested stock options and SARs as of January 1, 2013, and changes during the fiscal year then ended, is presented below:

	Number of Options and SARS	Weighted- Average Grant Date Fair Value
Non-vested shares, January 3, 2012	651,084	$4.72
Granted	322,427	4.03
Vested	(295,743)	4.51
Forfeited	(95,664)	4.21

Non-vested shares, January 1, 2013	582,104	$4.53

As of January 1, 2013, the weighted-average remaining life of total outstanding options and SARs, and exercisable and vested options and SARs was 6.82 years and 5.47 years, respectively. As of January 1, 2013, the aggregate intrinsic value of outstanding options and SARs, and exercisable and vested options and SARs was $1.2 million and $1.1 million, respectively.

The following table summarizes information about stock options and SARs outstanding at January 1, 2013:

	Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number of Options	Wt.Avg. Exercise Price	Wt.Avg. Remaining Life (Years)	Number of Options	Wt.Avg. Exercise Price
$0.00 - $5.00	94,475	$4.58	5.99	94,475	$4.58
$5.01 - $10.00	76,200	8.08	1.56	76,200	8.08
$10.01 - $15.00	580,796	13.18	7.30	210,904	12.19
$15.01 - $25.00	383,738	15.94	7.34	171,526	16.15

	1,135,209	$13.05	6.82	553,105	$11.55

As of January 1, 2013, the Company has approximately $0.8 million of total unrecognized compensation cost related to non-vested awards granted under its plans, which will be recognized over a weighted-average period of 1.27 years.

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

Transactions for fiscal 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, January 3, 2012	96,180	$15.55
Granted	103,227	14.23
Vested	(44,590)	15.58
Forfeited	(14,032)	14.96

Non-vested rights, January 1, 2013	140,785	$14.63	$1,718,985

As of January 1, 2013, the Company had approximately $1.0 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.31 years.

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The Company recognized compensation cost for this award using a graded vesting attribution method over the requisite service period. Stock-based compensation expense for each of the fiscal years 2010 and 2011 includes $0.1 million related to the vesting of these shares. As of January 9, 2012, all shares were fully vested.

13.	SAVINGS PLANS

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering employees, excluding officers, if they meet certain eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pretax basis, and contribute such amount to one or more investment options. Employer contributions are fully vested after three years of service. The Company did not accrue or pay a discretionary match for each of the fiscal years 2010, 2011 and 2012.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	INCOME TAXES

The components of the Company’s income tax provision are as follows:

	December 28, 2010	January 3, 2012	January 1, 2013
	(in thousands)
Current
Federal	$(491)	$—	$—
State	685	1,040	235

Total current income tax provision	194	1,040	235

Deferred
Federal	8,162	5,866	10,938
State	1,700	1,033	1,720

Total deferred income tax provision	9,862	6,899	12,658
Change in valuation allowance	(138)	19	(4,790)

Total deferred income tax provision	9,724	6,918	7,868

Total income tax provision	$9,918	$7,958	$8,103

The Company’s effective tax rate differs from the statutory tax rates as follows:

	December 28, 2010	January 3, 2012	January 1, 2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income tax rate, net of Federal tax benefit	6.6%	6.4%	4.1%
Federal employment tax credits	0.0%	(2.2%)	(0.7%)
Expiring net operating losses	0.0%	0.0%	23.0%
Effect of change in tax rate	0.7%	0.0%	0.0%
Series Z	1.9%	0.0%	0.0%
Other, net	4.8%	(1.6%)	0.5%

	49.0%	37.6%	61.9%
Change in valuation allowance	(0.7%)	0.0%	(23.0%)

Effective income tax rate	48.3%	37.6%	38.9%

The Company’s total deferred tax assets and liabilities are as follows:

	January 3, 2012	January 1, 2013
	(in thousands)
Deferred tax assets	$60,258	$50,744
Deferred tax liabilities	(16,652)	(19,828)

	43,606	30,916
Valuation allowance	(4,790)	—

Total deferred tax assets, net	$38,816	$30,916

During fiscal 2012, the Company changed its presentation of the income tax effects of approximately $12.2 million of NOL carryforwards as the gross deferred tax asset exceeded the amount permissible to be used under

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

tax law. Accordingly, the Company wrote-off these NOL carryforwards and reversed the related valuation allowance of $4.8 million. There was no impact to the Company’s income tax provision or to its total deferred tax assets as a result of this adjustment.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	January 3, 2012	January 1, 2013
	(in thousands)
Current deferred tax assets and liabilities, net
Operating loss carryforwards	$7,234	$5,537
Deferred revenue	164	212
Accrued expenses, net	2,372	2,536
Other	29	(95)

Total gross current deferred tax assets, net of liabilities	9,799	8,190
Valuation allowance	(786)	—

Total current deferred tax assets, net	9,013	8,190
Long-term deferred tax assets and liabilities, net
Operating loss carryforwards, net of unrecognized tax benefits	33,165	25,728
Property, plant and equipment	12,151	10,881
Intangible assets	(16,561)	(19,252)
Deferred rent	1,869	2,060
Stock-based compensation	1,963	2,260
Federal tax credits	866	1,063
Other	354	(14)

Total gross long-term deferred tax assets, net of liabilities	33,807	22,726
Valuation allowance	(4,004)	—

Total long-term deferred tax assets, net	29,803	22,726

Total deferred tax assets, net	$38,816	$30,916

The Company’s continued utilization of its NOL carryforwards reduces its income tax liabilities. As of January 3, 2012 and January 1, 2013, the Company had $0.1 million and $0.4 million, respectively, of federal and state income tax overpayments recorded within prepaid expenses on the consolidated balance sheet.

As of January 1, 2013, NOL carryforwards of $93.4 million were available to be utilized against future taxable income for years through fiscal 2031, subject in part to annual limitations. As of January 1, 2013, the

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Company’s NOL carryforwards for U.S. federal income tax purposes that are expected to be utilized are subject to the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands)
December 31, 2018	$5,470
December 31, 2020	3,874
December 31, 2022	12,121
December 31, 2023	42,362
December 31, 2024	12,003
December 31, 2025	5,413
December 31, 2026	4,900
December 31, 2027	268
December 31, 2028	47
December 31, 2029	6,874
December 31, 2030	62
December 31, 2031	28

$93,422

The Company’s ability to utilize its NOL carryforwards could be further limited if it experiences an “ownership change” as defined by IRC §382. The occurrence of this type of ownership change would limit the Company’s ability to utilize approximately $84.1 million of its NOL carryforwards that are not currently subject to limitation, and could further limit the Company’s ability to utilize its remaining NOL carryforwards and possibly other tax attributes. As of January 1, 2013, approximately $9.3 million of the Company’s NOL carryforwards are subject to limitation.

Excess tax benefits related to stock option exercises have not been recorded due to the Company’s NOL carryforward position. The following represents a reconciliation of the Company’s unrecognized excess tax benefits for the fiscal years ended January 3, 2012 and January 1, 2013:

Unrecognized excess tax benefits
(in thousands)
Balance—December 28, 2010	$6,949
Additions based on 2011 stock option exercises	298

Balance—January 3, 2012	$7,247
Additions based on 2012 stock option exercises	658

Balance—January 1, 2013	$7,905

These excess tax benefits are not included in the Company’s deferred tax assets due to limitations regarding their recognition. If these excess tax benefits are recognized in the future, the Company’s effective tax rate will not be impacted.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions:

	December 28, 2010	January 3, 2012	January 1, 2013
	(in thousands)
Balance, beginning of fiscal year	$826	$1,147	$1,006
Increase related to prior period positions	—	516	—
Increase related to current year positions	455	35	—
Decrease related to prior period positions	(134)	(692)	(295)

Balance, end of fiscal year	$1,147	$1,006	$711

The recorded amounts, if recognized, will have no impact on the effective tax rate due to the existence of NOL carryforwards.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various state and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for fiscal tax years 2010 and 2011. The IRS has completed its examinations for tax years 2009 and prior. The Company’s state and local tax filings remain subject to examination for fiscal tax years 2008 through 2011. Although years prior to fiscal 2008 are no longer subject to examination, the taxing authorities reserve the right to adjust the Company’s NOL carryforwards.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal year ended
	December 28, 2010	January 3, 2012	January 1, 2013
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$3,032	$2,482	$2,385
Mandatorily redeemable preferred stock	1,677	—	—
Miscellaneous bank charges	458	402	386
Income taxes	$223	$733	$660
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$—	$38	$33
Change in accrued expenses for purchases of property and equipment	$(351)	$1,695	$(351)

16.	RELATED PARTY TRANSACTIONS

Greenlight Capital, L.L.C. (“Greenlight”) and its affiliates beneficially owned approximately 63% of the Company’s common stock as of January 1, 2013. Greenlight has sufficient voting power, without the vote of any other stockholders, to determine what matters will be submitted for approval by the Company’s stockholders, to elect all of the Board, and among other things, to determine whether a change in control of the Company occurs. The Company’s chairman, E. Nelson Heumann, was an employee of Greenlight until his retirement from Greenlight in February 2011.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS, CONTINGENCIES AND OTHER DEVELOPMENTS

Letters of Credit

See Note 8 for information regarding the Company’s outstanding letters of credit.

Leases

The Company leases certain equipment under capital leases. Included in property, plant and equipment are the asset values of $157,000 and $98,000 and the related accumulated amortization of $113,000 and $41,000 as of January 3, 2012 and January 1, 2013, respectively. Amortization of assets under capital leases of less than $0.1 million is included in depreciation and amortization expense for each of the fiscal years 2010, 2011 and 2012.

The Company leases office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through the fiscal year ended 2024. The restaurant leases have renewal clauses of 1 to 20 years at the Company’s option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal years 2010, 2011 and 2012 was $31.1 million, $31.8 million and $33.3 million, respectively. Contingent rent expense for fiscal years 2010, 2011 and 2012 was $0.1 million, $0.2 million and $0.1 million, respectively

As of January 1, 2013, future minimum lease payments under capital and operating leases were as follows:

Fiscal year:	Capital Leases	Operating Leases
	(in thousands)
2013	$26	$34,332
2014	16	33,221
2015	8	30,258
2016	8	25,245
2017	6	17,551
Thereafter	—	45,945

Total minimum lease payments	$64	$186,552

Less imputed interest (average rate of 4.75%)	7

Present value of minimum lease payments	$57
Less current portion of obligations under capital leases	22

Obligations under capital leases, long-term	$35

The short-term and long-term portions of the Company’s capital leases are recorded as a component of accrued expenses and other current liabilities and other liabilities, respectively.

The Company subleases out a portion of its restaurant space on leases where it does not need the entire space for its operations. As of January 1, 2013, minimum sublease rentals to be received in the future under non-cancelable subleases were $1.8 million. The Company’s sublease income was $0.4 million, $0.5 million and $0.5 million for fiscal years 2010, 2011 and 2012, respectively.

Purchase Commitments

The Company has obligations with certain of its major suppliers of raw materials. From time to time, the Company will commit to the purchase price of certain commodities that are related to the ingredients used for the production of its bagels, cream cheese and coffee. On a periodic basis, the Company reviews the relationship of

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

these purchase commitments to its business plan, general market trends and its assumptions in its operating plans. If these commitments are deemed to be in excess of the market, the Company will expense the excess purchase commitment to cost of sales in the period in which the shortfall is determined. The total of the Company’s future purchase obligations as of January 1, 2013 was approximately $26.3 million.

San Francisco Health Care Security Ordinance

On November 29, 2012, the Company agreed to make payments in the total amount of $1.2 million relating to implementation charges for the San Francisco Health Care Security Ordinance and related legal fees. This charge is recorded as a component of other operating (income) expenses, net on the fiscal 2012 consolidated statement of income and comprehensive income.

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

In fiscal 2011, the Company committed to a plan to close all five of its commissaries. The Grove City, Ohio commissary closed during the fourth quarter of 2011. The remaining four commissaries closed by the end of the first quarter of 2012. The Company recorded restructuring charges of $0.7 million during fiscal 2011 and $0.5 million during fiscal 2012 related to this restructuring.

Also in fiscal 2011, the Company eliminated other redundant positions resulting in an additional $0.2 million of restructuring charges for fiscal 2011.

All restructuring costs are included in restructuring expenses on the consolidated statements of income and comprehensive income. It is the Company’s policy to record all restructuring costs within the corporate support segment.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the Company’s restructuring activities for fiscal 2011 and fiscal 2012:

	Employee Termination Benefits	Contract Termination Costs	Other	Total
		(in thousands)
Balance, December 29, 2009	$—	$—	$—	$—
Additional expense incurred	477	—	—	477
Amounts paid	(366)	—	—	(366)

Balance, December 28, 2010	$111	$—	$—	$111
Additional expense incurred	552	130	417	1,099
Amounts paid	(216)	—	(230)	(446)

Balance, January 3, 2012	$447	$130	$187	$764
Additional expense incurred	131	325	24	480
Amounts paid	(578)	(430)	(171)	(1,179)

Balance, January 1, 2013	$—	$25	$40	$65

19.	SEGMENTS

The Company’s senior management team manages the business and allocates resources via a combination of restaurant sales reports and gross profit information related to the Company’s three sources of revenue, which are presented in their entirety within the consolidated statements of income and comprehensive income.

Financial results by reportable segment for fiscal years 2010, 2011 and 2012 are as follows:

	Segments
Fiscal 2010:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
		(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$372,191	$—	$—	$—	$372,191
Manufacturing and commissary revenues	—	30,405	—	—	30,405
Franchise and license related revenues	—	—	9,115	—	9,115

Total revenues	372,191	30,405	9,115	—	411,711
Cost of sales:
Company-owned restaurant costs	302,005	—	—	—	302,005
Manufacturing and commissary costs	—	25,566	—	—	25,566
Franchise and license related costs	—	—	—	—	—

Total cost of sales	302,005	25,566	—	—	327,571

Gross profit	70,186	4,839	9,115		84,140
Operating expenses	370	—	—	56,199	56,569
Other expenses	—	—	—	7,030	7,030
Provision for income taxes	—	—	—	9,918	9,918

Net income (loss)	$69,816	$4,839	$9,115	$(73,147)	$10,623

Total assets	$—	$—	$—	$205,067	$205,067

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Segments
Fiscal 2011:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$378,723	$—	$—	$—	$378,723
Manufacturing and commissary revenues	—	34,542	—	—	34,542
Franchise and license related revenues	—	—	10,330	—	10,330

Total revenues	378,723	34,542	10,330	—	423,595
Cost of sales:
Company-owned restaurant costs	311,634	—	—	—	311,634
Manufacturing and commissary costs	—	30,441	—	—	30,441
Franchise and license related costs	—	—	—	—	—

Total cost of sales	311,634	30,441	—	—	342,075

Operating expenses	265	—	—	56,737	57,002
Other expenses	—	—	—	3,357	3,357
Provision for income taxes	—	—	—	7,958	7,958

Net income (loss)	$66,824	$4,101	$10,330	$(68,052)	$13,203

Total assets	$—	$—	$—	$204,732	$204,732

	Segments
Fiscal 2012:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands of dollars)
Revenues:
Company-owned restaurant sales	$384,783	$—	$—	$—	$384,783
Manufacturing and commissary revenues	—	31,037	—	—	31,037
Franchise and license related revenues	—	—	11,186	—	11,186

Total revenues	384,783	31,037	11,186	—	427,006
Cost of sales:
Company-owned restaurant costs	312,402	—	—	—	312,402
Manufacturing and commissary costs	—	24,236	—	—	24,236
Franchise and license related costs	—	—	—	—	—

Total cost of sales	312,402	24,236	—	—	336,638

Operating expenses	1,115	—	—	65,025	66,140
Other expenses	—	—	—	3,384	3,384
Provision for income taxes	—	—	—	8,103	8,103

Net income (loss)	$71,266	$6,801	$11,186	$(76,512)	$12,741

Total assets	$—	$—	$—	$213,613	$213,613

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal years 2011 and 2012:

	Fiscal year 2011:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(13 wks)	(13 wks)	(13 wks)	(14 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$101,245	$103,677	$103,532	$115,141
Income from operations	2,889	6,033	5,254	10,342
Net income available to common stockholders	$1,168	$3,080	$2,835	$6,120
Net income available to common stockholders per share—Basic	$0.07	$0.18	$0.17	$0.36
Net income available to common stockholders per share—Diluted	$0.07	$0.18	$0.17	$0.36
Cash dividend declared	$—	$0.125	$0.125	$0.125
Weighted average number of common shares outstanding:
Basic	16,678,607	16,725,827	16,785,934	16,809,502

Diluted	16,981,144	17,004,316	17,013,086	17,022,819

	Fiscal year 2012:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(13 wks)	(13 wks)	(13 wks)	(13 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$104,873	$105,993	$105,494	$110,646
Income from operations	6,044	5,590	6,332	6,262
Net income available to common stockholders	$3,204	$2,956	$3,414	3,167
Net income available to common stockholders per share—Basic	$0.19	$0.17	$0.20	$0.19
Net income available to common stockholders per share—Diluted	$0.19	$0.17	$0.20	$0.18
Cash dividend declared	$0.125	$0.125	$0.125	$4.125
Weighted average number of common shares outstanding:
Basic	16,850,776	16,935,195	16,961,298	16,992,803

Diluted	17,125,409	17,213,322	17,292,305	17,278,632

21.	SUBSEQUENT EVENTS

On January 28, 2013, the Company paid $6.7 million towards its Revolving Facility.

On January 30, 2013, the Board declared a cash dividend on the Company’s common stock in the amount of $0.125 per share, payable on April 15, 2013, to shareholders of record as of March 1, 2013.

On January 31, 2013, the Company adjusted all outstanding stock options and SARs in accordance with the anti-dilution provisions of its outstanding stock-based compensation plans.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of period	Additions (a)	Deductions (b)	Balance at end of period
	(in thousands)
For the fiscal year ended December 28, 2010:
Allowance for doubtful accounts	$141	167	(259)	$49
Valuation allowance for deferred taxes	$4,909	—	(138)	$4,771
For the fiscal year ended January 3, 2012:
Allowance for doubtful accounts	$49	69	(45)	$73
Valuation allowance for deferred taxes	$4,771	19	—	$4,790
For the fiscal year ended January 1, 2013:
Allowance for doubtful accounts	$73	78	(45)	$106
Valuation allowance for deferred taxes	$4,790	—	(4,790)	$—

Notes:
(a) Amounts	charged to costs and expenses.
(b) Bad	debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2013.

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

Based on the evaluation of our disclosure controls and procedures as of January 1, 2013, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of January 1, 2013, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of January 1, 2013.

The effectiveness of our internal control over financial reporting as of January 1, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report dated February 28, 2013, appearing under the heading “Report of Independent Registered Public Accounting Firm,” in Part II, Item 8 of this report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2012, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2012 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2012 fiscal year, and is hereby incorporated by reference.

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

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2012 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2012 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2012 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2012 fiscal year, and is hereby incorporated by reference.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: February 28, 2013	By:	/S/ JEFFREY J. O’NEILL
Jeffrey J. O’Neill President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signature	Title

/S/ JEFFREY J. O’NEILL Jeffrey J. O’Neill	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ EMANUEL P.N. HILARIO Emanuel P.N. Hilario	Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT E. GOWDY, JR. Robert E. Gowdy, Jr.	Controller and Chief Accounting Officer (Principal Accounting Officer)

/S/ MICHAEL W. ARTHUR Michael W. Arthur	Director

/S/ E. NELSON HEUMANN E. Nelson Heumann	Director

/S/ FRANK C. MEYER Frank C. Meyer	Director

/S/ EDNA K. MORRIS Edna K. Morris	Director

/S/ THOMAS J. MUELLER Thomas J. Mueller	Director

/S/ S. GARRETT STONEHOUSE, JR. S. Garrett Stonehouse, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

3.2	Fourth Amended By-Laws of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 7, 2011.

4.1	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock is hereby incorporated by reference to Schedule 1 to Annex B to the Company’s Proxy Statement in respect of the 2003 Annual Meeting of Stockholders.

10.1+	1994 Stock Plan is hereby incorporated by reference to the Company’s Registration Statement on Form SB-2 (33-95764).

10.2+	Directors’ Option Plan is hereby incorporated by reference to the Company’s Registration Statement on Form SB-2 (33-95764).

10.3A+	Executive Employee Incentive Plan is hereby incorporated by reference to Annex A to the Company’s Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.3B+	First Amendment to Executive Employee Incentive Plan is hereby incorporated by reference to Annex B to the Company’s Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.3C+	Third Amendment to the Executive Employee Incentive Plan is hereby incorporated by reference to Annex D to the Company’s Proxy Statement in respect of the 2007 Annual Meeting of Stockholders.

10.4A+	Einstein Noah Restaurant Group, Inc Equity Plan for Non-Employee Directors, effective May 3, 2011, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.4B+	Form of Restricted Stock/Restricted Stock Unit Agreement under the Einstein Noah Restaurant Group, Inc. Equity Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5A+	Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan, effective May 3, 2011, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5B+	Form of Restricted Stock Unit Agreement (Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5C+	Form of Restricted Stock Unit Agreement (Non-Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5D+	Form of Stock Option Agreement under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5E+	Form of Notice of Restricted Stock Unit Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5F+	Form of Notice of Stock Option Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 5, 2011.

Exhibit Number	Description

10.6A+	New World Restaurant Group, Inc. Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 20, 2007.

10.6B+	Form of Stock Appreciation Rights Agreement is hereby incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed February 20, 2007.

10.6C+	Amendments to Einstein Noah Restaurant Group, Inc. Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2012.

10.7+	Einstein Noah Restaurant Group, Inc. Nonqualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

10.8+	Jeffrey J. O’Neill Offer of Employment dated December 3, 2008 is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

10.9+	Brian L. Unger Offer of Employment dated February 14, 2011 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed ended March 5, 2012.

10.10+	Emanuel P.N. Hilario Offer of Employment dated May 5, 2010 is hereby incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 10, 2010.

10.11+	Rhonda J. Parish Offer of Employment dated January 13, 2010 is hereby incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

10.12	Approved Supplier Agreement dated as of November 30, 2006, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, and Harlan Bakeries, Inc. (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2) is hereby incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

10.13A*	Amended and Restated Credit Agreement dated as of December 6, 2012, by and among the Registrant, with Bank of America, N.A., as Administrative Agent, and the Lenders named therein.

10.13B	Guaranty and Security Agreement, dated as of December 20, 2010, by and among the Registrant, the Guarantors named therein and Bank of America, N.A. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

10.14+	Letter Agreement for Jeffrey J. O’Neill is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.15+	Letter Agreement for Emanuel P.N. Hilario is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.16+	Letter Agreement for Brian L. Unger is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.17+	Letter Agreement for Rhonda J. Parish is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 3, 2012.

21*	Subsidiaries of the Registrant

23*	Consent of Grant Thornton LLP

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2013.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2013.

32.1*	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101**	The following materials from the Annual Report on Form 10-K of Einstein Noah Restaurant Group, Inc. for the fiscal year ended January 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Management contract.