Form 10-Q
period 2013-04-02
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2013-05-03
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2013

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

As of April 24, 2013, there were 17,313,704 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(Unaudited)

	January 1, 2013	April 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,432	$7,466
Restricted cash	998	952
Accounts receivable, net of $106 and $100 of allowances	9,024	9,492
Inventories	5,382	5,129
Current deferred income tax assets, net	8,190	8,190
Prepaid expenses	7,059	7,970
Other current assets	661	662

Total current assets	48,746	39,861

Property, plant and equipment, net	63,013	61,480
Trademarks and other intangibles, net	64,260	64,238
Goodwill	10,775	10,775
Long-term deferred income tax assets, net	22,726	21,819
Other assets	4,093	3,955

Total assets	$213,613	$202,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,243	$8,234
Accrued expenses and other current liabilities	28,104	20,646
Current portion of long-term debt	5,000	5,000

Total current liabilities	43,347	33,880
Long-term debt	131,700	125,750
Other liabilities	11,059	12,344
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	186,106	171,974

Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 17,077,472 and 17,305,660 shares issued and outstanding	17	17
Additional paid-in capital	277,951	280,441
Accumulated other comprehensive loss, net of income tax	—	(60)
Accumulated deficit	(250,461)	(250,244)

Total stockholders’ equity	27,507	30,154

Total liabilities and stockholders’ equity	$213,613	$202,128

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended
	April 3, 2012	April 2, 2013
Revenues:
Company-owned restaurant sales	$93,447	$94,226
Manufacturing and commissary revenues	8,450	8,928
Franchise and license related revenues	2,976	2,969

Total revenues	104,873	106,123
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,365	26,570
Labor costs	26,836	28,680
Rent and related expenses	10,268	10,832
Other operating costs	9,321	10,140
Marketing costs	2,494	2,486

Total company-owned restaurant costs	75,284	78,708

Manufacturing and commissary costs	6,896	6,490
General and administrative expenses	11,080	10,208
Depreciation and amortization	4,767	4,940
Pre-opening expenses	64	287
Restructuring expenses	554	—
Other operating expenses, net	184	126

Total costs and expenses	98,829	100,759

Income from operations	6,044	5,364

Interest expense, net	800	1,743

Income before income taxes	5,244	3,621
Provision for income taxes	2,040	1,260

Net income	$3,204	$2,361

Unrealized losses on derivatives, net of tax	(3)	(9)

Comprehensive income	$3,201	$2,352

Net income per share:
Basic	$0.19	$0.14

Diluted	$0.19	$0.14

Cash dividend declared per common share	$0.125	$0.125

Weighted average number of common shares outstanding:
Basic	16,850,776	16,992,803

Diluted	17,125,409	17,391,666

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 weeks ended
	April 3, 2012	April 2, 2013
OPERATING ACTIVITIES:
Net income	$3,204	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,767	4,940
Deferred income tax expense	1,617	945
Stock-based compensation expense	579	588
Loss on disposal of assets	201	126
Provision for losses on accounts receivable	2	25
Amortization of debt issuance and debt discount costs	113	142
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	64	46
Accounts receivable	621	(493)
Accounts payable and accrued expenses	87	(7,939)
Other assets and liabilities	127	638

Net cash provided by operating activities	11,382	1,379

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,523)	(4,818)
Proceeds from the sale and disposal of property, plant and equipment	242	6
Acquisition of restaurant assets, net of cash acquired	(1,479)	—

Net cash used in investing activities	(6,760)	(4,812)

FINANCING ACTIVITIES:
Proceeds from line of credit	—	4,000
Repayments on line of credit	—	(8,700)
Term loan repayments	(1,875)	(1,250)
Debt issuance costs	—	(13)
Dividends paid	(2,100)	(2,464)
Proceeds upon stock option exercises	306	1,902
Payments under capital lease obligations	(4)	(8)

Net cash used in financing activities	(3,673)	(6,533)

Net increase (decrease) in cash and cash equivalents	949	(9,966)
Cash and cash equivalents, beginning of period	8,652	17,432

Cash and cash equivalents, end of period	$9,601	$7,466

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of January 1, 2013, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the period ended April 2, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of April 2, 2013, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2013. The Company believes that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full fiscal year.

For the fiscal quarter ended April 3, 2012, the Company reclassed company-owned pre-opening costs to a separate line item on the consolidated statements of income and comprehensive income. Consolidated and segment level revenues, income from operations and net income were not impacted. The following table summarizes the reclassifications that were made:

	As Previously Reported	Reclassification	As Adjusted
	(in thousands)
Fiscal quarter ended April 3, 2012:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	$26,369	$(4)	$26,365
Labor costs	26,868	(32)	26,836
Rent and related expenses	10,277	(9)	10,268
Other operating costs	9,327	(6)	9,321
Marketing costs	2,504	(10)	2,494

Total company-owned restaurant costs	$75,345	$(61)	$75,284

General and administrative expenses	$11,083	$(3)	$11,080
Pre-opening expenses	$—	$64	$64

2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

3.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 1, 2013	April 2, 2013
	(in thousands)
Finished goods	$4,427	$4,305
Raw materials	955	824

Total inventories	$5,382	$5,129

4.	Long-Term Debt

On March 4, 2013, the Company entered into an interest rate swap agreement (“Swap”) relating to its senior credit facility for two years, effective March 7, 2013. The Company will be required to make payments based on a fixed interest rate of 0.395% calculated on an initial notional amount of $50.0 million. In exchange, the Company will receive interest on $50.0 million notional amount at a variable rate. The variable rate interest the Company will receive is based on the one-month London InterBank Offered Rate (“LIBOR”). The net effect of the Swap will be to fix the interest rate on $50.0 million of the Company’s Term Loan at 0.395% plus an applicable margin.

The Company has determined that the Swap qualifies as a cash flow hedge. Using quoted prices based on observable inputs (a Level 2 fair value measurement), the Company has recorded a liability for the Swap of $98,000 ($68,000 net of taxes) as of April 2, 2013. The fair value of the Swap will be adjusted regularly, with a corresponding adjustment to other comprehensive income within equity.

5.	Stock-Based Compensation

As of April 2, 2013, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. As of April 2, 2013, there were 236,229 shares, 103,224 shares and 132,810 shares reserved for future issuance under the Omnibus Plan, Equity Plan and SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended April 3, 2012 and April 2, 2013 was approximately $0.6 million and $0.6 million, respectively. These costs are included in general and administrative expenses. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended
	April 3, 2012	April 2, 2013
Expected life of options and SARs from date of grant	2.75 -6.0 years	3.25 - 6.0 years
Risk-free interest rate	0.36% - 1.11%	0.40% - 1.10%
Volatility	42%	32%
Assumed dividend yield	3.36%	3.48%

Stock Option and SARs Activity

As a result of the Company paying a special cash dividend of $4.00 per share on December 27, 2012 to common stockholders of record on December 17, 2012, the Company reduced the exercise price of all stock options and SARs outstanding on January 8, 2013 by a factor of 1.3 and increased the number of stock options and SARs outstanding by an equivalent factor of 1.3. This adjustment, which was based on the closing price of the Company’s stock on the day before and the day after December 27, 2012, was the result of the anti-dilution provisions in the Company’s Omnibus Plan and the Company’s SARs Plan and did not result in any additional compensation expense.

Stock option and SARs transactions under all plans during the thirteen weeks ended April 2, 2013 were as follows:

	Number of Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, January 1, 2013	1,135,209	$13.05
January 8, 2013 conversion	x 1.3	÷ 1.3

Outstanding, January 8, 2013	1,475,772	$10.04
Granted	255,700	13.24
Exercised	(206,061)	10.12
Forfeited/Cancelled	(28,124)	13.04
Expired	(424)	12.12

Outstanding, April 2, 2013	1,496,863	$10.59	7.05

Exercisable and vested, April 2, 2013	782,938	$9.22	5.69

The aggregate intrinsic value of stock options exercised during the thirteen weeks ended April 2, 2013 was $0.9 million.

As of April 2, 2013, the Company had approximately $1.2 million of total unrecognized compensation cost related to awards granted under its plans, which will be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the thirteen weeks ended April 2, 2013 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, January 2, 2013	140,785	$14.63
Granted	73,550	13.24
Vested	(25,801)	14.75
Forfeited	(5,133)	14.07

Non-vested rights, April 2, 2013	183,401	$14.07	$2,635,472

As of April 2, 2013, the Company has approximately $1.6 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.6 years.

6.	Income Taxes

The Company currently estimates its fiscal 2013 annual effective tax rate to be 39.0%, which compares to a fiscal 2012 annual effective tax rate of 38.9%. The Company recognized certain federal employment tax credits in the first quarter of 2013 resulting from the enactment of the American Taxpayer Relief Act of 2012 that reduced the provision for income taxes to 34.8% of income before income taxes.

7.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended
	April 3, 2012	April 2, 2013
Basic weighted average shares outstanding	16,850,776	16,992,803
Dilutive effect of stock options, SARs and RSUs	274,633	398,863

Diluted weighted average shares outstanding	17,125,409	17,391,666

Anti-dilutive stock options, SARs and RSUs	587,459	219,726

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

8.	Dividends

Our Board of Directors declared the following dividends during the periods presented:

Date Declared	Record Date	Dividend Per Share	Total Amount (in thousands)	Payment Date
2012:
January 18, 2012	March 1, 2012	$0.125	$2,106	April 15, 2012
2013:
January 30, 2013	March 1, 2013	$0.125	$2,136	April 15, 2013

The estimate of the amount to be paid on the April 15, 2013 payment date is included in accrued expenses and other current liabilities on the consolidated balance sheet as of April 2, 2013.

9.	Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of April 2, 2013, the Company had $6.7 million in letters of credit outstanding which reduces the letter of credit availability under its revolving facility to $13.3 million. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of April 2, 2013, the Company had an outstanding balance of $32.0 million on its $75.0 million revolving facility. The availability under the revolving facility was $36.3 million as of April 2, 2013.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

10.	Supplemental Cash Flow Information

	13 weeks ended
	April 3, 2012	April 2, 2013
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$616	$1,406
Miscellaneous bank charges	95	113
Income taxes	$112	$39
Non-cash investing activities:
Change in accrued expenses for purchases of property and equipment	$(1,796)	$(1,301)

11.	Subsequent Events

On April 3, 2013, the Company sold five company-owned restaurants in the Pittsburgh, PA market to an existing franchisee for $2.0 million.

On April 30, 2013, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.125 per share, payable on July 15, 2013 to shareholders of record on June 3, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of Federal and/or State legislation including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated thereunder, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended January 1, 2013 and in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the fiscal year ended January 1, 2013 (the “2012 Form 10-K”).

We operate on a 52 or 53-week fiscal year, which ends on the Tuesday closest to December 31. The first quarters in fiscal years 2012 and 2013 ended on April 3, 2012 and April 2, 2013, respectively. Each quarter contained thirteen weeks. Our current fiscal year ends on December 31, 2013 and consists of 52 weeks.

As used in this report, the terms “company,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, restructuring expenses, strategic alternative expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow”, which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 14 and 18.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include the restaurant in our open store count, but exclude its sales from our comparable store sales. As of April 2, 2013 there are seven stores that we intend to relocate, and are thus considered to be temporarily closed.

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

In the context of our key strategies to drive comparable store sales growth, to manage corporate margins and to accelerate unit growth, we evaluated our financial performance for the first quarter of 2013 by considering the following key factors:

•

Comparable store sales – In the first quarter of 2013, we recorded a system-wide comparable store sales decrease of -0.6%, while Company-owned comparable stores sales decreased -1.0%. To stimulate growth in transactions, during the quarter we emphasized our $3.99 breakfast and $5.99 lunch value bundles at our company-owned stores (“investment in everyday value”). We invested approximately $2.5 million in everyday value and discounting. Our performance in comparable transactions was our best since the first quarter of 2011. Our investment in everyday value and discounting was also a tactical effort to mitigate a calendar shift in the Easter and Passover holidays, and macro-economic headwinds in the quarter. While quarterly comparable sales were soft, we did make sequential progress in comparable transactions by coupling our breakfast and lunch value combos with a lineup of premium sandwiches. Looking ahead, we are optimistic that we can build frequency from current levels through fresh-baked bagels, specialty beverages, and meal combos that provide our customers with both quality and everyday value throughout the day. Catering sales, which continue to be a strong revenue driver, comprised approximately 8.3% of our comparable company-owned restaurant sales for the first quarter of 2013. Coffee sales also remain strong and total hot beverage sales represent approximately 10% of our comparable company-owned restaurant sales.

•

Unit development – We more than doubled our openings of new restaurants in the first quarter of 2013 from the first quarter of 2012, particularly with our licensed partners. We opened a total of 11 company-owned units in the first quarter of 2013 compared to five in the first quarter of 2012 and licensed openings increased to eight locations from one in 2012.

•

Manufacturing – Compared to the first quarter of 2012, revenues for our manufacturing and commissary segment grew by $0.5 million as sales from our manufacturing facility grew by $1.0 million, or 13.1%, to $8.9 million in the first quarter of 2013 as a result of additional export business. This was partially offset by a decline in commissary revenues of $0.5 million in 2013 from 2012. We closed all of our commissaries by the end of the first quarter of 2012. For this segment, profitability improved by $0.8 million, or 56.9%.

2013 Outlook

Our execution plan to grow comparable store sales includes:

•	Building traffic by:

•	Launching everyday value combos;

•	Leveraging our strength in bagels;

•	Driving frequency through increased coffee and specialty beverage focus;

•	Building awareness around lunch; and

•	Accelerating our in-store experience and guest satisfaction.

•	Building average check through bulk bagels, catering, and new signature sandwich lines.

•	Building brand awareness with a balanced approach of grass roots and mass marketing:

•	Local brand activation;

•	Directional outdoor billboards;

•	Television test; and

•	Digital marketing/social media.

We expect our catering business to continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu. New support for catering will include expanding our sales force, focusing on marketing search engine, managing outlier markets and penetrating the lunch daypart.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, namely, aggressively managing the sourcing of our commodities, utilizing new packaging to drive cost advantages, further rationalize our distribution network, and negotiate favorable contracts with our vendors.

Our emphasis on acceleration of unit growth will continue to focus on a franchise first growth model, asset light unit economics, penetration into new key channels and opportunistic refranchising and acquisition efforts. Our unit growth plan for 2013 considers our long-term annual unit growth objective of +10%, or 60 to 80 system-wide openings for 2013. This includes the opening of 15 to 20 company-owned restaurants, 15 to 20 franchised restaurants and 30 to 40 licensed restaurants. We also see selective refranchising of our units as an opportunity to attract high quality franchisees that will support our accelerated growth initiatives.

We expect to spend between $20 million and $22 million in capital expenditures in 2013 which includes the opening of new company-owned restaurants and the relocation of existing company-owned restaurants. We also intend to deploy our capital into areas such as installing drive-thru lanes and adding new exterior signage.

Results of Operations for the Quarterly Periods ended April 3, 2012 and April 2, 2013

•

Total revenues increased $1.3 million, or 1.2%, driven by an increase in company-owned restaurant sales of $0.8 million, or 0.8% and an increase in revenue from our manufacturing and commissary segment of $0.5 million, or 5.7%. Company-owned restaurant sales were adversely impacted in the short term by the rollout of our new transaction strategy and the upfront investment in everyday value and discounting which we believe will drive transaction growth in the long-term. In an effort to improve transactional growth, discounting increased by $2.8 million ($2.5 million on a comparable basis) from Q1 2012 as we emphasized our $3.99 breakfast and $5.99 lunch value bundles at our company-owned stores.

•

Company-owned restaurant gross margin decreased 290 basis points primarily due to our investment in everyday value and discounting and the upfront investment from new store openings. Management expects store level margins to be compressed for approximately ninety days after a store opens, which we refer to as the “ramp up period”. We opened eleven company-owned stores in the fourth quarter of fiscal 2012, nine of which were opened in December. Management believes that new stores generally run lower margins during their first ninety days of operations.

•	Interest expense increased $0.9 million primarily due to an increase of $59.2 million in our average debt balance and a 1% increase in our weighted average interest rate.

•	Net income decreased $0.8 million, or 26.3%, and Adjusted EBITDA decreased $1.1 million, or 9.7%, for the first quarter of 2013.

•

Earnings per share (“EPS”) decreased to $0.14 per share on a dilutive basis for the first quarter of 2013 compared to $0.19 per share on a dilutive basis for the first quarter of 2012. Additional investments in everyday value and discounting during the first quarter of 2012 reduced our EPS by approximately $0.09 per diluted share. Restructuring charges incurred during the first quarter of 2012 reduced our EPS by approximately $0.02 per diluted share.

Consolidated Results

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	April 3, 2012	April 2, 2013	2013 vs. 2012
Revenues	$104,873	$106,123	1.2%
Cost of sales	82,180	85,198	3.7%
Operating expenses	16,649	15,561	(6.5)%

Income from operations	6,044	5,364	(11.3)%
Interest expense, net	800	1,743	117.9%

Income before income taxes	5,244	3,621	(30.9)%
Total provision for income taxes	2,040	1,260	(38.2)%

Net income	$3,204	$2,361	(26.3)%
Adjustments to net income:
Interest expense, net	800	1,743	117.9%
Provision for income taxes	2,040	1,260	(38.2)%
Depreciation and amortization	4,767	4,940	3.6%
Restructuring expenses	554	—	(100.0)%
Other operating expenses, net	184	126	(31.5)%

Adjusted EBITDA	$11,549	$10,430	(9.7)%

During the first quarter of 2013, our focus was on generating transactions at our company-owned stores by investing in value bundling and other discounts, continuing with various cost saving initiatives and unit development.

System-wide comparable store sales were -0.6% for the first quarter of fiscal 2013. Investments in everyday value and discounts at our company-owned stores, on a comparable basis, increased over $2.5 million when compared to Q1 2012. Management believes that this investment in discounting directly led to sequential improvement in transaction growth.

We opened one company-owned store, two franchised locations and eight licensed locations in the first quarter of 2013. We have opened 61 units system-wide since April 3, 2012.

Net income decreased by $0.8 million for the first quarter of 2013 from the first quarter of 2012. We attribute this to discounting and increased interest expense.

Company-Owned Restaurant Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	April 3, 2012	April 2, 2013	2013 vs. 2012	April 3, 2012	April 2, 2013

Company-owned restaurant sales	$93,447	$94,226	0.8%
Percent of total revenues	89.1%	88.8%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$26,365	$26,570	0.8%	28.2%	28.2%
Labor costs	26,836	28,680	6.9%	28.7%	30.4%
Rent and related expenses	10,268	10,832	5.5%	11.0%	11.5%
Other operating costs	9,321	10,140	8.8%	10.0%	10.8%
Marketing costs	2,494	2,486	(0.3)%	2.7%	2.6%

Total company-owned restaurant costs	$75,284	$78,708	4.5%	80.6%	83.5%

Total company-owned restaurant gross margin	$18,163	$15,518	(14.6)%	19.4%	16.5%

Company-owned restaurant sales for the first quarter 2013 increased 0.8%, which is attributable to unit growth partially offset by a decrease in company-owned comparable store sales of -1.0%. The decrease in comparable store sales is due to a decline in transactions (-2.7%) and the impact of discounting (-2.8%), partially offset by pricing (+1.0%) and a shift in product mix (+3.5%). Since April 3, 2012, we have opened 15 new company-owned stores, of which 11 were opened in the fourth quarter 2012. To stimulate transaction growth during the first quarter of 2013, we concentrated on providing $3.99 and $5.99 value bundling to our customers. We believe that this investment in discounting had a positive impact on our transaction growth, resulting in our highest level of customer transactions since the first quarter of 2011.

Catering sales, which continue to be a strong revenue driver, comprised approximately 8.3% of our comparable company-owned restaurant sales for the first quarter of 2013. Coffee sales also remain strong and hot beverage sales represent approximately 10% of our comparable company-owned restaurant sales.

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, increased 290 basis points in the first quarter, primarily due to our investment in discounting and the initial ramp-up of nine new stores opened in December 2012.

As a percentage of company-owned restaurant sales, our food costs remained flat at 28.2%. Savings from our initiatives (-100 basis points) and the impact of our price increases (-10 basis points) fully offset the impact of a shift in product mix (+30 basis points) and the leveraged impact of investing in value and discounting (+80 basis points). As of April 2, 2013, we have secured protection for approximately 95% of our wheat needs and 100% of our coffee needs for 2013.

As a percentage of company-owned restaurant sales, labor costs increased 1.7% primarily due to deleveraging of costs resulting from our investment in everyday value and discounting, new stores, minimum wage increases, larger group insurance claims and higher worker compensation expenses.

As a percentage of company-owned restaurant sales, rent and related expenses increased 0.5% primarily due to unit growth, rent increases on renegotiated leases and related increases in property taxes.

As a percentage of company-owned restaurant sales, other operating costs increased 0.8% primarily due to increased utility charges, increased repairs and maintenance and increased bank charges.

Manufacturing Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	April 3, 2012	April 2, 2013	2013 vs. 2012	April 3, 2012	April 2, 2013
Manufacturing and commissary revenues	$8,450	$8,928	5.7%
Percent of total revenues	8.1%	8.4%
Manufacturing and commissary costs	$6,896	$6,490	(5.9)%	81.6%	72.7%

Total manufacturing and commissary gross margin	$1,554	$2,438	56.9%	18.4%	27.3%

Revenues for this segment grew by $0.5 million as sales from our manufacturing facility grew by $1.0 million, or 13.1%, to $8.9 million as a result of additional export business. This was partially offset by a decline in commissary revenues of $0.5 million. We closed all of our commissaries by the end of the first quarter of 2012. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled directly through our distributors. Cost savings resulting from the closures of our commissaries and other initiatives continue to have a significant positive impact on our margins.

Franchise and License Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	April 3, 2012	April 2, 2013	2013 vs. 2012
Franchise and license related revenues	$2,976	$2,969	(0.2)%
Percent of total revenues	2.8%	2.8%

Number of franchise and license restaurants	330	361

Franchise and license comparable store sales were +0.3% for the thirteen weeks ended April 2, 2013. Since April 3, 2012 we have opened 34 licenses locations and 12 franchised locations. Revenue from this business segment has remained flat primarily due to the timing of initial fee revenue and the mix of franchise and license openings when compared to the first quarter of 2012. As of April 15, 2013, we have 29 development agreements in place for 176 total restaurants, 40 of which have already opened. Based on these development agreements, we expect the remaining 136 restaurants to open on various dates through 2021.

Corporate

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	April 3, 2012	April 2, 2013	2013 vs. 2012	April 3, 2012	April 2, 2013
General and administrative expenses	$11,080	$10,208	(7.9)%	10.6%	9.6%
Depreciation and amortization	4,767	4,940	3.6%	4.5%	4.6%
Pre-opening expenses	64	287	* *	0.0%	0.3%
Restructuring expenses	554	—	(100.0)%	0.5%	0.0%
Other operating expenses, net	184	126	(31.5)%	0.2%	0.1%

Total operating expenses	$16,649	$15,561	(6.5)%	15.8%	14.6%
Interest expense, net	800	1,743	117.9%	0.8%	1.7%
Provision for income taxes	2,040	1,260	(38.2)%	1.9%	1.2%

**	Not meaningful

Our total general and administrative expenses decreased in the first quarter of 2013 primarily due to adjustments in our variable incentive compensation plans. We expect general and administrative expenses to be approximately $11.0 million per quarter for the remainder of fiscal 2013.

Depreciation and amortization expenses increased $0.2 million for the first quarter of 2013 when compared to the same period in 2012. The increase is due to approximately $23.3 million in capital asset expenditures since the first quarter of 2012. These additions included the construction of 15 new company-owned stores, the implementation of new POS systems and the replacement of older equipment. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for fiscal 2013 will be in the range of $20.0 million to $22.0 million.

We incurred $0.6 million of restructuring expenses in 2012 related to the closure of our five commissaries by the end of the first quarter 2012.

Interest expense, net has increased due to additional borrowings and an increase in our weighted average interest rate. Our average debt balance increased from $74.1 million for the first quarter of 2012 compared to $133.3 million for the first quarter of 2013. Our weighted average interest rate for the thirteen weeks ended April 2, 2013 was 4.3% compared to 3.3% for the thirteen weeks ended April 3, 2012.

We currently estimate our fiscal 2013 annual effective tax rate to be 39.0%, which compares to a fiscal 2012 annual effective tax rate of 38.9%. We recognized certain federal employment tax credits in the first quarter of 2013 resulting from the enactment of the American Taxpayer Relief Act of 2012 that reduced the provision for income taxes to 34.8% of income before income taxes.

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

Working Capital

Our working capital position has increased by $0.6 million in fiscal 2013. We began fiscal 2013 with working capital of $5.4 million and ended the first quarter with $6.0 million.

	January 1, 2013	April 2, 2013	Change
	(in thousands)
Current assets:
Cash and cash equivalents	$17,432	$7,466	$(9,966)
Restricted cash	998	952	(46)
Accounts receivable	9,024	9,492	468
Inventories	5,382	5,129	(253)
Current deferred income tax assets, net	8,190	8,190	—
Prepaid expenses	7,059	7,970	911
Other current assets	661	662	1

Total current assets	48,746	39,861	(8,885)

Current liabilities:
Accounts payable	$10,243	$8,234	$(2,009)
Accrued expenses and other current liabilities	28,104	20,646	(7,458)
Current portion of long-term debt	5,000	5,000	—

Total current liabilities	43,347	33,880	(9,467)

Working capital surplus	$5,399	$5,981	$582

This increase in working capital is primarily due to cash received from operating activities and the impact of normal fluctuations in various elements of working capital. As of April 2, 2013, we had unrestricted cash of $7.5 million, a decrease of $9.9 million from January 1, 2013. We also had $32.0 million available for borrowing under our revolving credit facility as of April 2, 2013.

Free Cash Flow

	13 weeks ended
	April 3, 2012	April 2, 2013
	(in thousands)
Net cash provided by operating activities	$11,382	$1,379
Net cash used in investing activities	(6,760)	(4,812)

Free cash flow	4,622	(3,433)

Net cash used in financing activities	(3,673)	(6,533)

Net increase (decrease) in cash and cash equivalents	949	(9,966)
Cash and cash equivalents, beginning of period	8,652	17,432

Cash and cash equivalents, end of period	$9,601	$7,466

Our free cash flow decreased by $8.1 million for the first thirteen weeks of 2013 compared to the same period in 2012 primarily due to the payments of 2012 company-wide bonuses in the first quarter of 2013 and a decline in gross margins due to our investment in everyday value and discounting.

Covenants

We are subject to a number of customary covenants under our senior credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of April 2, 2013, we were in compliance with all debt covenants.

Capital Expenditures

During the thirteen weeks ended April 2, 2013, we used approximately $4.8 million of cash to pay for additional property and equipment that included the following:

•	$3.4 million towards the outfitting of new restaurants and remodels of existing restaurants, including the installation of new equipment, exterior signs and menu boards; and

•	$1.4 million for replacement of equipment at our existing company-owned restaurants.

The majority of our capital expenditures has been and will continue to be for upgrades in our current restaurants, including the installation of new menu boards in our restaurants, new exterior signs, and drive-thru lanes. We may also acquire new company-owned restaurants.

Financing Activities

During the thirteen weeks ended April 2, 2013, we used approximately $6.5 million for financing activities. This included $1.3 million in scheduled term loan repayments, $4.7 million in additional net payments towards our revolving facility and $2.5 million in dividend payments. We received $1.9 million in proceeds from stock options exercised during the first quarter of fiscal 2013.

Off-Balance Sheet Arrangements

Other than our operating leases and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes outside the ordinary course of business to our contractual obligations since the filing of the 2012 Form 10-K.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of our 2012 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our 2012 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2013.

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

Based on the evaluation of our disclosure controls and procedures as of April 2, 2013, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2013, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2012 Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period.

We have updated the risk factors affecting our business disclosed in our 2012 Form 10-K to include the following additional risk factor related to our Senior Credit Facility:

A “change of control” of the Company under our Senior Credit Facility would require us to amend the credit facility or obtain a waiver thereunder.

Our credit agreement contains customary provisions regarding an event of default in the event of a “change in control” of the Company, which includes a person or group of related persons (other than Greenlight) acquiring beneficial ownership or voting control over 30% or more of our outstanding stock. In the event of a transaction that resulted in another person or group of related persons acquiring such a position in our stock, we would be required to obtain such an amendment or waiver from our lenders to avoid an event of default thereunder.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: May 2, 2013	By:	/s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: May 2, 2013	By:	/s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Form 10-Q for the quarter ended April 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.