Form 10-Q
period 2013-07-02
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2013-08-02
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2013

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

As of July 24, 2013, there were 17,387,838 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	January 1, 2013	July 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,432	$11,603
Restricted cash	998	1,148
Accounts receivable, net of $106 and $110 of allowances	9,024	7,919
Inventories	5,382	5,168
Current deferred income tax assets, net	8,190	8,877
Prepaid expenses	7,059	7,331
Other current assets	661	705

Total current assets	48,746	42,751

Property, plant and equipment, net	63,013	59,836
Trademarks and other intangibles, net	64,260	64,156
Goodwill	10,775	10,775
Long-term deferred income tax assets, net	22,726	19,725
Other assets	4,093	4,353

Total assets	$213,613	$201,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,243	$7,750
Accrued expenses and other current liabilities	28,104	23,697
Current portion of long-term debt	5,000	5,000

Total current liabilities	43,347	36,447

Long-term debt	131,700	120,500
Other liabilities	11,059	12,636
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	186,106	169,583

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 17,077,472 and 17,377,838 shares issued and outstanding	17	17
Additional paid-in capital	277,951	281,104
Accumulated other comprehensive loss, net of income tax	—	(31)
Accumulated deficit	(250,461)	(249,077)

Total stockholders’ equity	27,507	32,013

Total liabilities and stockholders’ equity	$213,613	$201,596

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

	13 weeks ended		26 weeks ended
	July 3, 2012	July 2, 2013	July 3, 2012	July 2, 2013
Revenues:
Company-owned restaurant sales	$96,399	$97,097	$189,846	$191,323
Manufacturing and commissary revenues	7,239	7,962	15,689	16,890
Franchise and license related revenues	2,355	2,701	5,331	5,670

Total revenues	105,993	107,760	210,866	213,883
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,999	27,149	53,364	53,719
Labor costs	28,176	28,524	55,012	57,204
Rent and related expenses	10,435	10,953	20,703	21,785
Other operating costs	10,170	10,565	19,491	20,705
Marketing costs	3,476	2,841	5,970	5,327

Total company-owned restaurant costs	79,256	80,032	154,540	158,740

Manufacturing and commissary costs	5,581	5,638	12,477	12,128
General and administrative expenses	10,029	10,177	21,109	20,385
Depreciation and amortization	5,011	4,614	9,778	9,554
Pre-opening expenses	90	327	154	614
Restructuring expenses	(74)	—	480	—
Strategic alternatives expense	435	—	435	—
Other operating expenses, net	75	144	259	270

Total costs and expenses	100,403	100,932	199,232	201,691

Income from operations	5,590	6,828	11,634	12,192

Interest expense, net	778	1,650	1,578	3,393

Income before income taxes	4,812	5,178	10,056	8,799

Provision for income taxes	1,856	1,846	3,896	3,106

Net income	$2,956	$3,332	$6,160	$5,693

Unrealized gains (losses) on derivatives, net of tax	—	29	(3)	(31)

Comprehensive income	$2,956	$3,361	$6,157	$5,662

Net income per share:
Basic	$0.17	$0.19	$0.36	$0.33

Diluted	$0.17	$0.19	$0.36	$0.32

Cash dividend declared per common share	$0.125	$0.125	$0.250	$0.250

Weighted average number of common shares outstanding:
Basic	16,935,195	17,492,644	16,892,986	17,310,875

Diluted	17,213,322	17,880,213	17,162,952	17,700,428

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	26 weeks ended
	July 3, 2012	July 2, 2013
OPERATING ACTIVITIES:
Net income	$6,160	$5,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,778	9,554
Deferred income tax expense	2,993	2,331
Stock-based compensation expense	1,245	1,089
Loss on disposal of assets	190	920
Gains on refranchising of restaurants	—	(1,081)
Provision for losses on accounts receivable	25	29
Amortization of debt issuance and debt discount costs	222	286
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(10)	(150)
Accounts receivable	719	1,076
Accounts payable and accrued expenses	3,623	(6,123)
Other assets and liabilities	(1,048)	1,527

Net cash provided by operating activities	23,897	15,151
INVESTING ACTIVITIES:
Purchase of property and equipment	(9,361)	(8,321)
Proceeds from the sale and disposal of property and equipment	309	6
Proceeds from refranchising of restaurants	—	1,819
Acquisition of restaurant assets, net of cash acquired	(1,613)	—

Net cash used in investing activities	(10,665)	(6,496)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	4,000
Repayments on line of credit	—	(12,700)
Term loan repayments	(3,750)	(2,500)
Debt issuance costs	—	(631)
Dividends paid	(4,206)	(4,702)
Proceeds upon stock option exercises	734	2,064
Payments under capital lease obligations	(11)	(15)

Net cash used in financing activities	(7,233)	(14,484)
Net increase (decrease) in cash and cash equivalents	5,999	(5,829)
Cash and cash equivalents, beginning of period	8,652	17,432

Cash and cash equivalents, end of period	$14,651	$11,603

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of January 1, 2013, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the thirteen and twenty-six weeks ended July 2, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of July 2, 2013, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

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

For the fiscal quarter and year to date periods ended July 3, 2012, the Company reclassed company-owned pre-opening costs to a separate line item on the consolidated statements of income and comprehensive income. Consolidated and segment level revenues, income from operations and net income were not impacted. The following table summarizes the reclassifications that were made:

	As Previously Reported	Reclassification	As Adjusted
	(in thousands)
Fiscal quarter ended July 3, 2012:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	$27,003	$(4)	$26,999
Labor costs	28,208	(32)	28,176
Rent and related expenses	10,470	(35)	10,435
Other operating costs	10,176	(6)	10,170
Marketing costs	3,486	(10)	3,476

Total company-owned restaurant costs	$79,343	$(87)	$79,256
General and administrative expenses	$10,032	$(3)	$10,029
Pre-opening expenses	$—	$90	$90

	As Previously Reported	Reclassification	As Adjusted
	(in thousands)
Fiscal year to date ended July 3, 2012:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	$53,372	$(8)	$53,364
Labor costs	55,076	(64)	55,012
Rent and related expenses	20,747	(44)	20,703
Other operating costs	19,503	(12)	19,491
Marketing costs	5,990	(20)	5,970

Total company-owned restaurant costs	$154,688	$(148)	$154,540
General and administrative expenses	$21,115	$(6)	$21,109
Pre-opening expenses	$—	$154	$154

2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

3.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 1, 2013	July 2, 2013
	(in thousands)
Finished goods	$4,427	$4,292
Raw materials	955	876

Total inventories	$5,382	$5,168

4.	Long-Term Debt

On June 27, 2013, the Company’s senior credit facility was amended. The amendment decreased the applicable margin on Eurodollar loans and for base rate loans. Subsequent to the amendment, the applicable margin for Eurodollar rate loans ranges from 1.75% to 3.25% (previously 2.5% to 4.0%) and the applicable margin for base rate loans ranges from 0.75% to 2.25% (previously 1.5% to 3.0%). As of July 2, 2013, the Company’s weighted average interest rate was 3.6%. The amendment also extended the maturity date of the senior credit facility from December 6, 2017 to June 6, 2018. In connection with the amendment, the Company capitalized an additional $0.6 million of debt issuance costs.

On March 4, 2013, the Company entered into an interest rate swap agreement (the “Swap”) relating to its senior credit facility for two years, effective March 7, 2013. The Company will be required to make payments based on a fixed interest rate of 0.395% calculated on an initial notional amount of $50.0 million. In exchange, the Company will receive interest on $50.0 million notional amount at a variable rate. The variable rate interest the Company will receive is based on the one-month London InterBank Offered Rate (“LIBOR”). The net effect of the Swap will be to fix the interest rate on $50.0 million of the Company’s Term Loan at 0.395% plus an applicable margin (as defined by the senior credit facility).

The Company has determined that the Swap qualifies as a cash flow hedge. Using quoted prices based on observable inputs (a Level 2 fair value measurement), the Company has recorded a liability for the Swap of $48,000 ($31,000 net of taxes) as of July 2, 2013. The fair value of the Swap will be adjusted regularly, with a corresponding adjustment to other comprehensive income within equity.

5.	Stock-Based Compensation

As of July 2, 2013, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. As of July 2, 2013, there were 203,931 shares, 103,224 shares and 129,726 shares reserved for future issuance under the Omnibus Plan, Equity Plan and SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended July 3, 2012 and July 2, 2013 was approximately $0.7 million and $0.5 million, respectively. The Company’s stock-based compensation cost for the twenty-six weeks ended July 3, 2012 and July 2, 2013 was $1.2 million and $1.1 million, respectively. These costs are included in general and administrative expenses. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended		26 weeks ended
	July 3, 2012	July 2, 2013	July 3, 2012	July 2, 2013
Expected life of options and SARs from date of grant	2.75 - 6.0 years	3.25 - 6.0 years	2.75 - 6.0 years	3.25 - 6.0 years
Risk-free interest rate	0.43% - 1.16%	0.34% - 1.46%	0.36% - 1.16%	0.34% - 1.46%
Volatility	41%	30%	41% - 42%	30% - 32%
Assumed dividend yield	2.83%	3.35%	2.83% - 3.36%	3.35% - 3.48%

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

Stock option and SARs transactions under all plans during the twenty-six weeks ended July 2, 2013 were as follows:

	Number of Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, January 1, 2013	1,135,209	$13.05
January 8, 2013 conversion	x 1.3	÷1.3

Outstanding, January 8, 2013	1,475,772	$10.04
Granted	313,700	13.44
Exercised	(265,552)	9.13
Forfeited/Cancelled	(46,888)	13.03
Expired	(684)	10.85

Outstanding, July 2, 2013	1,476,348	$10.91	6.99

Exercisable and vested, July 2, 2013	839,081	$9.73	5.75

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended July 2, 2013 was $1.5 million.

As of July 2, 2013, the Company had approximately $1.1 million of total unrecognized compensation cost related to awards granted under its plans, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the twenty-six weeks ended July 2, 2013 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, January 2, 2013	140,785	$14.63
Granted	83,550	13.37
Vested	(50,699)	15.04
Forfeited	(15,481)	14.03

Non-vested rights, July 2, 2013	158,155	$13.89	$2,359,673

As of July 2, 2013, the Company had approximately $1.3 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.48 years.

6.	Other operating expenses, net

Other operating expenses, net consist of the following:

	13 weeks ended		26 weeks ended
	July 3, 2012	July 2, 2013	July 3, 2012	July 2, 2013
		(in thousands)
Gains on refranchising of restaurants	$—	$(1,081)	$—	$(1,081)
Losses on Company-owned restaurant closures	—	1,096	—	1,096
Losses on other fixed asset dispositions	75	129	259	255

Other operating expenses, net	$75	$144	$259	$270

Gains on refranchising of restaurants

On April 3, 2013, the Company sold five company-owned restaurants in the Pittsburgh, Pennsylvania market to an existing franchisee for $1.8 million. The assets sold had a net book value of $0.2 million and the Company incurred additional costs of $0.1 million associated with this transaction which resulted in a total gain of $1.5 million. Of the $1.5 million gain, $0.4 million has been deferred as it is contingent upon the successful renegotiation of a lease. This deferred gain is recorded as a component of accrued expenses and other current liabilities on the July 2, 2013 consolidated balance sheet.

7.	Income Taxes

The Company currently estimates its fiscal 2013 annual effective tax rate to be 38.4%, which compares to a fiscal 2012 annual effective tax rate of 38.9%. The Company recognized certain federal employment tax credits in 2013 resulting from the enactment of the American Taxpayer Relief Act of 2012 that reduced the provision for income taxes to 35.3% of income before income taxes on a year to date basis.

8.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended		26 weeks ended
	July 3, 2012	July 2, 2013	July 3, 2012	July 2, 2013
Basic weighted average shares outstanding	16,935,195	17,492,644	16,892,986	17,310,875
Dilutive effect of stock options, SARs and RSUs	278,127	387,569	269,966	389,553

Diluted weighted average shares outstanding	17,213,322	17,880,213	17,162,952	17,700,428

Anti-dilutive stock options, SARs and RSUs	613,148	295,238	239,899	278,979

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

9.	Dividends

Our Board of Directors declared the following dividends during the periods presented:

Date Declared	Record Date	Dividend Per Share	Total Amount (in thousands)	Payment Date
2012:
January 18, 2012	March 1, 2012	$0.125	$2,106	April 15, 2012
May 1, 2012	June 1, 2012	$0.125	$2,120	July 15, 2012

2013:
January 30, 2013	March 1, 2013	$0.125	$2,136	April 15, 2013
April 30, 2013	June 3, 2013	$0.125	$2,165	July 15, 2013

The estimate of the amount to be paid on the July 15, 2013 payment date is included in accrued expenses and other current liabilities on the consolidated balance sheet as of July 2, 2013.

10.	Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of July 2, 2013, the Company had $6.7 million in letters of credit outstanding which reduces the letter of credit availability under its revolving facility to $13.3 million. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of July 2, 2013, the Company had an outstanding balance of $28.0 million on its $75.0 million revolving facility. The availability under the revolving facility was $40.3 million as of July 2, 2013.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

11.	Supplemental Cash Flow Information

	26 weeks ended
	July 3, 2012	July 2, 2013
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$1,209	$2,831
Miscellaneous bank charges	188	232
Income taxes	$616	$72
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$5	$—
Change in accrued expenses for purchases of property and equipment	$(2,255)	$(824)

12.	Subsequent Events

On July 30, 2013, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.125 per share, payable on October 15, 2013 to shareholders of record on September 3, 2013.

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

We operate on a 52- or 53-week fiscal year, which ends on the Tuesday closest to December 31. The second quarters in fiscal years 2012 and 2013 ended on July 3, 2012 and July 2, 2013, respectively. Each quarter contained thirteen weeks. Our current fiscal year ends on December 31, 2013 and consists of 52 weeks.

As used in this report, the terms “company,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, restructuring expenses, strategic alternative expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow,” which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 17 and 23.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include the restaurant in our open store count, but exclude its sales from our comparable store sales. As of July 2, 2013 there are eight stores that we intend to relocate, and are thus considered to be temporarily closed.

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

In the context of our key strategies to drive comparable store sales growth, to manage corporate margins and to accelerate unit growth, we evaluated our financial performance for the second quarter of 2013 by considering the following key factors:

•

Comparable store sales – System-wide comparable store sales increased +0.7%, while Company-owned comparable stores sales increased +0.4%. This represents the eighth quarter out of the last nine quarters of positive system-wide comparable store sales. To stimulate growth in transactions during the quarter, we rolled out $3.99 breakfast and $5.99 lunch value bundles throughout the system (“investment in everyday value”). Our performance in comparable transactions improved over the first quarter 2013. We continued to make sequential progress in comparable transactions by coupling our breakfast and lunch value combos with limited time offers (“LTOs”) on our premium sandwiches. Looking ahead, we are optimistic that we can build frequency from current levels through fresh-baked bagels, specialty beverages, and meal combos that provide our customers with both quality and everyday value throughout the day. Both our drip coffee and specialty coffee sales remain strong and total hot beverage sales represent approximately 9% of our comparable company-owned restaurant sales.

•

Catering – Catering sales continue to be a strong revenue driver. Our catering sales are fulfilled upon geographic proximity to the customer at a given restaurant within a given market when the order is placed. Total catering sales represented 8.5% and 8.2% of total company-owned restaurant sales for the second quarter and year to date 2013 periods, respectively, reflecting growth of 17.7% and 14.8% over the same respective 2012 periods.

•

Unit development – We continue to outpace 2012 with regards to unit openings. Through the second quarter of 2013, we have opened 18 units, compared to 15 unit openings through the second quarter of 2012. We opened seven and ten units system wide in the second quarters of 2013 and 2012, respectively, with a solid pipeline planned through the balance of the year.

•

Manufacturing – Compared to the second quarter of 2012, revenues for our manufacturing segment grew by $0.7 million, or nearly 10%. Additionally, the gross profit from our manufacturing segment increased approximately 40% to $2.3 million with a gross margin percentage of 29.2%.

•

Amendment to our senior credit facility – We amended our senior credit facility on June 27, 2013. This amendment resulted in a reduction in the applicable interest rate of approximately 75 basis points. As a result of the amendment, we expect to save approximately $0.5 million in interest expense for the remainder of fiscal 2013 and $1.0 million on an annualized basis.

2013 Outlook

Our execution plan to grow comparable store sales includes:

•	Building traffic by:

•	rolling out everyday value combos across our system throughout 2013;

•	leveraging our leadership position in bagels;

•	driving frequency through increased coffee and specialty beverage focus; and

•	accelerating our in-store experience and guest satisfaction.

•	Building average check through bulk bagels, catering, and promotions of our gourmet sandwiches.

•	Building brand awareness with a combined approach of local (grass roots) and mass marketing through:

•	local brand activation;

•	directional outdoor billboards;

•	television testing; and

•	digital marketing/social media.

We expect our catering business to continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu. New support for catering will include expanding our sales force, focusing our marketing search engine, managing outlier markets and penetrating the lunch daypart.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, namely, aggressively managing the sourcing of our commodities, utilizing new packaging to drive cost advantages, further rationalizing our distribution network, and negotiating favorable contracts with our vendors.

Our emphasis on acceleration of unit growth will continue to focus on a franchise first growth model, asset light unit economics, penetration into licensed channels and opportunistic refranchising and acquisition efforts. Our unit growth plan for 2013 of 60 to 80 system-wide openings is consistent with our long-term annual unit growth objective of a 10% increase in system-wide restaurants. Our 2013 growth plan includes total potential openings of 15 to 20 company-owned restaurants, 15 to 20 franchised restaurants and 30 to 40 licensed restaurants. We also see selective refranchising of our units as an opportunity to attract high quality franchisees that will support our accelerated growth initiatives.

We expect to spend between $20 million and $22 million in capital expenditures in 2013, which includes the opening of new company-owned restaurants and the relocation of existing company-owned restaurants. We also intend to deploy capital into areas such as installing drive-thru lanes and adding new exterior signage.

Results of Operations for the Quarterly and Year to Date Periods ended July 3, 2012 and July 2, 2013

Financial Highlights for the Second Quarter 2013 as compared to the Second Quarter 2012

•	Total revenues increased $1.8 million, or 1.7%, driven by increases in sales in all our segments:

	13 weeks ended (in thousands)		Increase/ (Decrease)
	July 3, 2012	July 2, 2013	2013 vs . 2012
Revenues:
Company-owned restaurant sales	$96,399	$97,097	0.7%
Manufacturing and commissary revenues	7,239	7,962	10.0%
Franchise and license related revenues	2,355	2,701	14.7%

Total revenues	105,993	107,760	1.7%

•

System-wide comparable store sales increased +0.7%, while Company-owned comparable stores sales increased +0.4%. We continued to make sequential progress in comparable transactions by featuring our breakfast and lunch value combos coupled with innovative features on our premium sandwiches. Catering sales, which continue to be a strong revenue driver, comprised approximately 9% of our comparable company-owned restaurant sales for the second quarter of 2013. Coffee sales also remain strong and total hot beverage sales represent approximately 9% of our comparable company-owned restaurant sales.

•	Our overall gross margin (excluding depreciation and amortization) for the second quarter was 20.5%, an increase of 4.4% driven by a combination of cost saving initiatives and revenue growth:

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	July 3, 2012	July 2, 2013	2013 vs. 2012
Total revenues	$105,993	$107,760	1.7%
Company-owned restaurant costs	79,256	80,032	1.0%
Manufacturing and commissary costs	5,581	5,638	1.0%

Gross Margin	$21,156	$22,090	4.4%

•	Interest expense increased $0.9 million due to an increase of $58.0 million in our average debt balance and a 1% increase in our weighted average interest rate.

•	Net income increased $0.4 million, or 12.7%, and Adjusted EBITDA increased $0.5 million, or 5.0%, for the second quarter of 2013.

•

Earnings per share (“EPS”) increased to $0.19 per share on a dilutive basis for the second quarter of 2013 compared to $0.17 per share on a dilutive basis for the second quarter of 2012. For the second quarter 2013, relocation and recruitment charges in connection with the hiring of our new Chief Concept Officer reduced our EPS by $0.01 per diluted share. For the second quarter 2012, charges incurred towards the exploration of strategic alternatives reduced our EPS by $0.02 per diluted share.

Consolidated Results

	13 weeks ended			26 weeks ended
	(in thousands)		Increase/ (Decrease)	(in thousands)		Increase/ (Decrease)
	July 3, 2012	July 2, 2013	2013 vs. 2012	July 3, 2012	July 2, 2013	2013 vs. 2012
Revenues	$105,993	$107,760	1.7%	$210,866	$213,883	1.4%
Cost of sales	84,837	85,670	1.0%	167,017	170,868	2.3%
Operating expenses	15,566	15,262	(2.0%)	32,215	30,823	(4.3%)

Income from operations	5,590	6,828	22.1%	11,634	12,192	4.8%
Interest expense, net	778	1,650	112.1%	1,578	3,393	115.0%
Income before income taxes	4,812	5,178	7.6%	10,056	8,799	(12.5%)
Total provision for income taxes	1,856	1,846	(0.5%)	3,896	3,106	(20.3%)

Net income	$2,956	$3,332	12.7%	$6,160	$5,693	(7.6%)
Adjustments to net income:
Interest expense, net	778	1,650	112.1%	1,578	3,393	115.0%
Provision for income taxes	1,856	1,846	(0.5%)	3,896	3,106	(20.3%)
Depreciation and amortization	5,011	4,614	(7.9%)	9,778	9,554	(2.3%)
Restructuring expenses	(74)	—	(100.0%)	480	—	(100.0%)
Strategic alternatives expenses	435	—	(100.0%)	435	—	(100.0%)
Other operating expenses, net	75	144	92.0%	259	270	4.2%

Adjusted EBITDA	$11,037	$11,586	5.0%	$22,586	$22,016	(2.5%)

During the second quarter of 2013, we maintained our focus on generating transactions at our company-owned stores through value bundling and other discounts, continuing with various cost saving initiatives and unit development.

System-wide comparable store sales were +0.7% and -0.1% for the second quarter and year to date periods ended July 2, 2013, respectively. On a comparable basis, discounting at our company-owned stores, through value bundling and other means, increased over $1.9 million when compared to the second quarter 2012, and $4.3 million when compared to the first half of fiscal 2012. Management believes that this investment in discounting played a key role in driving improvement in transaction trends.

We opened two company-owned stores, three franchised locations and two licensed locations in the second quarter of 2013. We also sold five company-owned restaurants to an existing franchisee during the second quarter 2013. We have opened 58 units system-wide since July 3, 2012.

Net income increased by $0.4 million for the second quarter of 2013 from the second quarter of 2012. We attribute this to a $1.2 million improvement in income from operations, partially offset by a $0.9 million increase in interest expense.

Company-Owned Restaurant Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	July 3, 2012	July 2, 2013	2013 vs. 2012	July 3, 2012	July 2, 2013
Company-owned restaurant sales	$96,399	$97,097	0.7%
Percent of total revenues	91.0%	90.1%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$26,999	$27,149	0.6%	28.0%	28.0%
Labor costs	28,176	28,524	1.2%	29.2%	29.4%
Rent and related expenses	10,435	10,953	5.0%	10.8%	11.3%
Other operating costs	10,170	10,565	3.9%	10.6%	10.8%
Marketing costs	3,476	2,841	(18.3%)	3.6%	2.9%

Total company-owned restaurant costs	$79,256	$80,032	1.0%	82.2%	82.4%

Total company-owned restaurant gross margin	$17,143	$17,065	(0.5%)	17.8%	17.6%

	26 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	July 3, 2012	July 2, 2013	2013 vs. 2012	July 3, 2012	July 2, 2013
Company-owned restaurant sales	$189,846	$191,323	0.8%
Percent of total revenues	90.0%	89.5%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$53,364	$53,719	0.7%	28.1%	28.1%
Labor costs	55,012	57,204	4.0%	29.0%	29.9%
Rent and related expenses	20,703	21,785	5.2%	10.9%	11.4%
Other operating costs	19,491	20,705	6.2%	10.3%	10.8%
Marketing costs	5,970	5,327	(10.8%)	3.1%	2.8%

Total company-owned restaurant costs	$154,540	$158,740	2.7%	81.4%	83.0%

Total company-owned restaurant gross margin	$35,306	$32,583	(7.7%)	18.6%	17.0%

Since July 3, 2012, we have opened 16 new company-owned stores, of which 11 were opened in the fourth quarter of 2012. To stimulate transaction growth during the first two quarters of 2013, we concentrated on providing $3.99 and $5.99 value bundling to our customers. We believe that this investment in discounting has had a positive impact on our transaction growth.

Company-owned restaurant sales for the second quarter 2013 increased 0.7%. We attribute this increase in restaurant sales to unit growth and an increase in company-owned comparable store sales of +0.4%. The increase in comparable store sales is due to an increase in pricing (+1.1%) and a shift in product mix (+3.9%), partially offset by a decline in transactions (-2.6%) and the impact of discounting (-2.0%).

For the first half of 2013, company-owned restaurant sales increased 0.8%. We attribute this increase to unit growth, partially offset by a decrease in company-owned comparable store sales of -0.3%. The decrease in comparable store sales is due to a decline in transactions (-2.7%) and the impact of discounting (-2.4%), partially offset by pricing (+0.7%) and a shift in product mix (+4.1%).

Total catering sales, which continue to be a strong revenue driver, comprised approximately 8.5% and 8.2% of our product mix for the second quarter 2013 and year to date 2013, respectively, reflecting year over year increases in sales of 17.7% and 14.8%, respectively. Our catering sales are fulfilled based upon geographic proximity to the customer and the order backlog at a given restaurant relative to other catering orders within a given market when the order is placed. Coffee and hot beverage sales remain strong and represent approximately 9% of our comparable company-owned restaurant sales on a year to date basis.

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, increased 20 basis points in the second quarter and 160 basis points on a year to date basis, primarily due to our investment in discounting. Minimum wage increases and the initial ramp-up of nine new stores opened in December 2012 have also impacted our costs as a percentage of company-owned restaurant sales on a year to date basis.

As a percentage of company-owned restaurant sales, our food costs remained flat at 28.0% in the second quarter 2013 compared to second quarter of 2012, and also remained flat at 28.1% for the year to date 2013 period compared to year to date 2012. The following items affected the comparability of our cost of sales for the second quarter 2013 compared to the second quarter 2012:

Cost of Goods Sold - 2012		28.0%
Savings from initiatives ($0.4 million)	(0.4%)
Price increases	(0.3%)
Shift in product mix	(0.1%)
Inflation	0.2%
Investment in value and discounting	0.6%	0.0%

Cost of Goods Sold - 2013		28.0%

The following items affected the comparability of our food costs (as a percentage of company-owned restaurant sales) for the year to date 2013 period compared to the year to date 2012 period:

Cost of Goods Sold - 2012		28.1%
Savings from initiatives ($1.3 million)	(0.7%)
Price increases	(0.2%)
Shift in product mix	0.1%
Inflation	0.1%
Investment in value and discounting	0.7%	0.0%

Cost of Goods Sold - 2013		28.1%

As of July 2, 2013, we have secured protection on all of our wheat and coffee needs for the remainder of 2013. We have secured protection on 85% of our butter needs and 58% of our Class III milk needs for the remainder of 2013. We have also locked in all of our coffee needs for fiscal 2014.

As a percentage of company-owned restaurant sales, labor costs increased 0.2% and 0.9% for the second quarter and year to date 2013, respectively, primarily due to deleveraging of costs resulting from our investment in discounting and new stores. On a year to date basis, larger group insurance claims and higher worker compensation expenses also impacted our results.

As a percentage of company-owned restaurant sales, rent and related expenses increased 0.5% for both the second quarter and year to date 2013, which we attribute to unit growth, rent increases on renegotiated leases and related increases in property taxes.

As a percentage of company-owned restaurant sales, other operating costs increased 0.2% for the second quarter 2013, primarily due to increased utility charges and store supply expenditures. As a percentage of company-owned restaurant sales, other operating costs have increased by 0.5% on a year to date basis, primarily due to increased utility charges, increased store supply expenditures and increased bank charges.

Manufacturing Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing revenues
	July 3, 2012	July 2, 2013	2013 vs. 2012	July 3, 2012	July 2, 2013
Manufacturing revenues	$7,239	$7,962	10.0%
Percent of total revenues	6.8%	7.4%
Manufacturing costs (exclusive of depreciation and amortization)	$5,581	$5,638	1.0%	77.1%	70.8%

Total manufacturing gross margin	$1,658	$2,324	40.2%	22.9%	29.2%

	26 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	July 3, 2012	July 2, 2013	2013 vs. 2012	July 3, 2012	July 2, 2013
Manufacturing and commissary revenues	$15,689	$16,890	7.7%
Percent of total revenues	7.5%	7.9%
Manufacturing and commissary costs (exclusive of depreciation and amortizaton)	$12,477	$12,128	(2.8%)	79.5%	71.8%

Total manufacturing and commissary gross margin	$3,212	$4,762	48.3%	20.5%	28.2%

We closed all five of our commissaries by the end of the first quarter of 2012. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled directly through our distributors. Cost savings resulting from the closures of our commissaries and other initiatives continue to have a significant positive impact on our margins.

For the second quarter 2013, manufacturing revenues for this segment grew by $0.7 million due to additional sales to our domestic wholesalers when compared to the same period last year. On a year to date basis, sales from our manufacturing facility grew by $1.7 million, or 11.6%, to $16.9 million as a result of additional sales to our domestic wholesalers when compared to the same period last year. This increase was partially offset by a decline in first quarter commissary revenues of $0.5 million as a result of the commissary closures.

Franchise and License Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	July 3, 2012	July 2, 2013	2013 vs . 2012
Franchise and license related revenues	$2,355	$2,701	14.7%
Percent of total revenues	2.2%	2.5%

	26 weeks ended
	(in thousands)		Increase/ (Decrease)
	July 3, 2012	July 2, 2013	2013 vs . 2012
Franchise and license related revenues	$5,331	$5,670	6.4%
Percent of total revenues	2.5%	2.6%

Number of franchise and license restaurants	335	368

Franchise and license comparable store sales were +1.5% and +0.4% for the thirteen and twenty-six weeks ended July 2, 2013, respectively. Since July 3, 2012 we have opened 32 licensed locations and 10 franchised locations. For the second quarter 2013, revenue from franchise and license operations increased 14.7%, primarily due to an increase in licensee royalties and an increase in franchise revenue resulting from unit openings during the quarter. On a year to date basis, revenue from this business segment increased 6.4%, primarily due to initial fee revenue from the opening of licensed locations and unit growth. As of July 25, 2013, we have 29 development agreements in place for 179 total restaurants, 40 of which have already opened. Based on these development agreements, we expect the remaining 139 restaurants to open on various dates through 2021.

Corporate

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	July 3, 2012	July 2, 2013	2013 vs. 2012	July 3, 2012	July 2, 2013
General and administrative expenses	$10,029	$10,177	1.5%	9.5%	9.5%
Depreciation and amortization	5,011	4,614	(7.9%)	4.7%	4.3%
Pre-opening expenses	90	327	* *	0.1%	0.3%
Restructuring expenses	(74)	—	(100.0%)	(0.1%)	0.0%
Strategic alternatives expense	435	—	* *	0.4%	0.0%
Other operating expenses, net	75	144	92.0%	0.1%	0.1%

Total operating expenses	$15,566	$15,262	(2.0%)	14.7%	14.2%
Interest expense, net	778	1,650	112.1%	0.7%	1.5%
Provision for income taxes	1,856	1,846	(0.5%)	1.8%	1.7%

**	Not meaningful

	26 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	July 3, 2012	July 2, 2013	2013 vs. 2012	July 3, 2012	July 2, 2013
General and administrative expenses	$21,109	$20,385	(3.4%)	10.0%	9.5%
Depreciation and amortization	9,778	9,554	(2.3%)	4.6%	4.5%
Pre-opening expenses	154	614	* *	0.1%	0.3%
Restructuring expenses	480	—	(100.0%)	0.2%	0.0%
Strategic alternatives expense	435	—	* *	0.2%	0.0%
Other operating expenses, net	259	270	* *	0.1%	0.1%

Total operating expenses	$32,215	$30,823	(4.3%)	15.2%	14.4%
Interest expense, net	1,578	3,393	115.0%	0.7%	1.6%
Provision for income taxes	3,896	3,106	(20.3%)	1.8%	1.4%

**	Not meaningful

As a percentage of revenues, our total general and administrative expenses remained flat in the second quarter 2013 and decreased 0.5% on a year to date basis, primarily due to lower variable incentive compensation plans offset by relocation and recruitment expenses for our new Chief Concept Officer. We expect general and administrative expenses to be in the range of $10.0 million to $11.0 million per quarter for the remainder of fiscal 2013.

Depreciation and amortization expenses decreased $0.4 million and $0.2 million for the second quarter and year to date 2013, respectively, when compared to the same periods in 2012. This decrease is primarily due to three and five year equipment becoming fully depreciated and the write-off of fixed assets relating to store closures. Based on our current planned purchases of capital assets, our existing base of assets, and our projections for new purchases of fixed assets, we believe depreciation expense for fiscal 2013 will be in the range of $20.0 million to $22.0 million.

We incurred $0.5 million of restructuring expenses in 2012 related to the closure of our five commissaries, which was completed by the end of the first quarter 2012.

We incurred $0.4 million of strategic alternatives expense during the second quarter 2012. On May 3, 2012, we announced that our Board authorized a review of strategic alternatives to maximize value for all stockholders. The review was completed on December 6, 2012.

During the first half of 2012, in addition to losses incurred on the retirement of fixed assets, we also incurred costs associated with the acquisition of seven existing Manhattan Bagel restaurants in Buffalo, New York. During the first half of 2013, we sold five existing restaurants to a franchisee in Pittsburgh, Pennsylvania resulting in a gain of $1.1 million. This was offset by losses of $1.1 million on the closure of four company-owned restaurants. On a year to date basis, we also recorded approximately $0.2 million of losses on the retirement of fixed assets. These items are recorded as components of other operating expenses, net on our consolidated statements of income and consolidated income.

Interest expense, net has increased due to additional borrowings and an increase in our weighted average interest rate. Our average debt balance increased from $73.2 million for the first six months of 2012 compared to $131.2 million for the first six months of 2013. Our weighted average interest rate for the twenty-six weeks ended July 2, 2013 was 4.3% compared to 3.3% for the twenty-six weeks ended July 3, 2012. On June 27, 2013, our senior credit facility was amended to decrease the applicable margin on Eurodollar loans and base rate loans by 75 basis points. As of July 2, 2013, our weighted average interest rate was 3.6%.

We currently estimate our fiscal 2013 annual effective tax rate to be 38.4%, compared to fiscal 2012’s annual effective tax rate of 38.9%. We recognized certain federal employment tax credits in the first quarter of 2013 resulting from the enactment of the American Taxpayer Relief Act of 2012 that reduced the provision for income taxes to 35.3% of income before income taxes on a year to date basis.

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

Working Capital

	January 1, 2013	July 2, 2013	Change
Current assets:
Cash and cash equivalents	$17,432	$11,603	$(5,829)
Restricted cash	998	1,148	150
Accounts receivable	9,024	7,919	(1,105)
Inventories	5,382	5,168	(214)
Current deferred income tax assets, net	8,190	8,877	687
Prepaid expenses	7,059	7,331	272
Other current assets	661	705	44

Total current assets	48,746	42,751	(5,995)

Current liabilities:
Accounts payable	$10,243	$7,750	$(2,493)
Accrued expenses and other current liabilities	28,104	23,697	(4,407)
Current portion of long-term debt	5,000	5,000	—

Total current liabilities	43,347	36,447	(6,900)

Working capital surplus	$5,399	$6,304	$905

Our working capital position has increased by $0.9 million in fiscal 2013. We began fiscal 2013 with working capital of $5.4 million and ended the second quarter with $6.3 million. This increase in working capital is primarily due to cash received from operations and the impact of normal fluctuations in various elements of working capital. As of July 2, 2013, we had unrestricted cash of $11.6 million, a decrease of $5.8 million from January 1, 2013. We also had $40.3 million available for borrowing under our revolving credit facility as of July 2, 2013.

Free Cash Flow

	26 weeks ended
	July 3, 2012	July 2, 2013
	(in thousands)
Net cash provided by operating activities	$23,897	$15,151
Net cash used in investing activities	(10,665)	(6,496)

Free cash flow	13,232	8,655
Net cash used in financing activities	(7,233)	(14,484)

Net increase (decrease) in cash and cash equivalents	5,999	(5,829)
Cash and cash equivalents, beginning of period	8,652	17,432

Cash and cash equivalents, end of period	$14,651	$11,603

Our free cash flow decreased by $4.6 million for the first twenty-six weeks of 2013 compared to the same period in 2012, primarily due to the payment of 2012 company-wide bonuses in the first quarter of 2013 and a decline in year to date gross margins due to our investment in discounting.

Covenants

We are subject to a number of customary covenants under our senior credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of July 2, 2013, we were in compliance with all debt covenants.

Capital Expenditures

During the twenty-six weeks ended July 2, 2013, we used approximately $8.3 million of cash to pay for additional property and equipment that included the following:

•	$5.4 million towards the outfitting of new restaurants and remodeling of existing restaurants, including the installation of new equipment, exterior signs and menu boards;

•	$2.7 million for replacement of equipment at our existing company-owned restaurants; and

•	$0.2 million for general corporate purposes.

The majority of our capital expenditures have been, and will continue to be, for upgrades in our current restaurants, including the installation of new menu boards in our restaurants, new exterior signs, and drive-thru lanes. We may also acquire new company-owned restaurants.

Financing Activities

During the twenty-six weeks ended July 2, 2013, we used approximately $14.5 million for financing activities. This included $2.5 million in scheduled term loan repayments, $8.7 million in additional net payments towards our revolving facility, $0.6 million in debt issuance costs relating to the amendment of our senior credit facility in July 2013 and $4.7 million in dividend payments. We received $2.1 million in proceeds from stock options exercised during the first half of fiscal 2013.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2013.

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

Based on the evaluation of our disclosure controls and procedures as of July 2, 2013, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2013, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2012 Form 10-K and our Form 10-Q for the quarterly period ended April 2, 2013, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period.

As of July 2, 2013, there have been no material changes to the risks disclosed in our 2012 Form 10-K and in our Form 10-Q for the quarterly period ended April 2, 2013.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: August 1, 2013	By:	/s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: August 1, 2013	By:	/s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No.1 to the Amended and Restated Credit Agreement, by and among the Registrant, with Bank of America, N.A., as Administrative Agent and the Lenders named therein.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Form 10-Q for the quarter ended July 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.