Form 10-Q
period 2013-10-01
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2013-11-01
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2013

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

As of October 24, 2013, there were 17,573,536 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	January 1,	October 1,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,432	$6,203
Restricted cash	998	1,115
Accounts receivable, net of $106 and $125 of allowances	9,024	10,295
Inventories	5,382	5,527
Current deferred income tax assets, net	8,190	9,000
Prepaid expenses	7,059	7,599
Other current assets	661	673

Total current assets	48,746	40,412
Property, plant and equipment, net	63,013	61,747
Trademarks and other intangibles, net	64,260	64,138
Goodwill	10,775	10,775
Long-term deferred income tax assets, net	22,726	18,543
Other assets	4,093	4,172

Total assets	$213,613	$199,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,243	$12,872
Accrued expenses and other current liabilities	28,104	21,357
Current portion of long-term debt	5,000	5,000

Total current liabilities	43,347	39,229
Long-term debt	131,700	112,250
Other liabilities	11,059	12,585
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	186,106	164,064

Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 17,077,472 and 17,553,661 shares issued and outstanding	17	18
Additional paid-in capital	277,951	283,013
Accumulated other comprehensive loss, net of income tax	—	(59)
Accumulated deficit	(250,461)	(247,249)

Total stockholders’ equity	27,507	35,723

Total liabilities and stockholders’ equity	$213,613	$199,787

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

	13 weeks ended		39 weeks ended
	October 2,	October 1,	October 2,	October 1,
	2012	2013	2012	2013
Revenues:
Company-owned restaurant sales	$95,418	$95,625	$285,264	$286,948
Manufacturing and commissary revenues	7,507	7,914	23,196	24,804
Franchise and license related revenues	2,569	2,869	7,900	8,539

Total revenues	105,494	106,408	316,360	320,291
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,668	26,723	80,032	80,442
Labor costs	27,842	27,711	82,854	84,915
Rent and related expenses	10,621	11,001	31,324	32,786
Other operating costs	10,637	11,156	30,128	31,861
Marketing costs	2,997	2,385	8,967	7,712

Total company-owned restaurant costs	78,765	78,976	233,305	237,716
Manufacturing and commissary costs	5,738	6,152	18,215	18,280
General and administrative expenses	9,085	9,758	30,194	30,143
Depreciation and amortization	5,014	4,420	14,792	13,974
Pre-opening expenses	250	343	404	957
Restructuring expenses	—	—	480	—
Strategic alternatives expense	250	—	685	—
Other operating expenses, net	60	249	319	519

Total costs and expenses	99,162	99,898	298,394	301,589

Income from operations	6,332	6,510	17,966	18,702
Interest expense, net	744	1,366	2,322	4,759

Income before income taxes	5,588	5,144	15,644	13,943
Provision for income taxes	2,174	1,124	6,070	4,230

Net income	$3,414	$4,020	$9,574	$9,713
Unrealized losses on derivatives, net of tax	—	(28)	(3)	(59)

Comprehensive income	$3,414	$3,992	$9,571	$9,654

Net income per share:
Basic	$0.20	$0.23	$0.57	$0.56

Diluted	$0.20	$0.22	$0.56	$0.55

Cash dividend declared per common share	$0.125	$0.125	$0.375	$0.375

Weighted average number of common shares outstanding:
Basic	16,961,298	17,451,544	16,915,756	17,306,647

Diluted	17,292,305	17,936,939	17,200,034	17,738,760

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	39 weeks ended
	October 2,	October 1,
	2012	2013
OPERATING ACTIVITIES:
Net income	$9,574	$9,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,792	13,974
Deferred income tax expense	4,663	3,406
Stock-based compensation expense	1,838	1,352
Loss on disposal of assets	204	944
Gains on refranchising of restaurants	—	(1,074)
Provision for losses on accounts receivable	60	70
Amortization of debt issuance and debt discount costs	335	445
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(35)	(117)
Accounts receivable	(2,099)	(1,341)
Accounts payable and accrued expenses	3,137	(4,695)
Other assets and liabilities	(1,093)	906

Net cash provided by operating activities	31,376	23,583
INVESTING ACTIVITIES:
Purchase of property and equipment	(14,638)	(13,380)
Proceeds from the sale and disposal of property and equipment	332	9
Proceeds from refranchising of restaurants	—	1,819
Acquisition of restaurant assets, net of cash acquired	(1,864)	—

Net cash used in investing activities	(16,170)	(11,552)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	4,000
Repayments on line of credit	—	(19,700)
Term loan repayments	(5,625)	(3,750)
Debt issuance costs	—	(631)
Dividends paid	(6,326)	(6,871)
Proceeds upon stock option exercises	777	3,711
Payments under capital lease obligations	(16)	(19)

Net cash used in financing activities	(11,190)	(23,260)
Net increase (decrease) in cash and cash equivalents	4,016	(11,229)
Cash and cash equivalents, beginning of period	8,652	17,432

Cash and cash equivalents, end of period	$12,668	$6,203

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of January 1, 2013, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the thirteen and thirty-nine weeks ended October 1, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of October 1, 2013, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

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

For the fiscal quarter and year to date periods ended October 2, 2012, the Company reclassed company-owned pre-opening costs to a separate line item on the consolidated statements of income and comprehensive income. Consolidated and segment level revenues, income from operations and net income were not impacted. The following tables summarize the reclassifications that were made:

	As Previously Reported	Reclassification	As Adjusted
		(in thousands)
Fiscal quarter ended October 2, 2012:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	$26,676	$(8)	$26,668
Labor costs	27,906	(64)	27,842
Rent and related expenses	10,761	(140)	10,621
Other operating costs	10,649	(12)	10,637
Marketing costs	3,017	(20)	2,997

Total company-owned restaurant costs	$79,009	$(244)	$78,765
General and administrative expenses	$9,091	$(6)	$9,085
Pre-opening expenses	$—	$250	$250

	As Previously Reported	Reclassification	As Adjusted
	(in thousands)
Fiscal year to date ended October 2, 2012:
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	$80,048	$(16)	$80,032
Labor costs	82,982	(128)	82,854
Rent and related expenses	31,508	(184)	31,324
Other operating costs	30,152	(24)	30,128
Marketing costs	9,007	(40)	8,967

Total company-owned restaurant costs	$233,697	$(392)	$233,305
General and administrative expenses	$30,206	$(12)	$30,194
Pre-opening expenses	$—	$404	$404

2.	Recent Accounting Pronouncements

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

In July 2013, the FASB issued guidance permitting companies to use the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) as a U.S. benchmark interest rate for hedge accounting purposes. The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance requiring an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement on the Company’s consolidated financial statements.

3.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	January 1,	October 2,
	2013	2013
	(in thousands)
Finished goods	$4,427	$4,667
Raw materials	955	860

Total inventories	$5,382	$5,527

4.	Long-Term Debt

On June 27, 2013, the Company’s senior credit facility was amended. The amendment decreased the applicable margin on Eurodollar loans and for base rate loans. Subsequent to the amendment, the applicable margin for Eurodollar rate loans ranges from 1.75% to 3.25% (previously 2.5% to 4.0%) and the applicable margin for base rate loans ranges from 0.75% to 2.25% (previously 1.5% to 3.0%). As of October 1, 2013, the Company’s weighted average interest rate was 3.6%. The amendment also extended the maturity date of the senior credit facility from December 6, 2017 to June 6, 2018. In connection with the amendment, the Company capitalized an additional $0.6 million of debt issuance costs.

On March 4, 2013, the Company entered into an interest rate swap agreement (the “Swap”) relating to its senior credit facility for two years, effective March 7, 2013. The Company will be required to make payments based on a fixed interest rate of 0.395% calculated on an initial notional amount of $50.0 million. In exchange, the Company will receive interest on $50.0 million notional amount at a variable rate. The variable rate interest the Company will receive is based on the one-month London InterBank Offered Rate. The net effect of the Swap will be to fix the interest rate on $50.0 million of the Company’s Term Loan at 0.395% plus an applicable margin (as defined by the senior credit facility).

The Company has determined that the Swap qualifies as a cash flow hedge. Using quoted prices based on observable inputs (a Level 2 fair value measurement), the Company has recorded a liability for the Swap of $92,000 ($59,000 net of taxes) as of October 1, 2013. The fair value of the Swap will be adjusted regularly, with a corresponding adjustment to other comprehensive income within equity.

5.	Stock-Based Compensation

As of October 1, 2013, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. As of October 1, 2013, there were 262,396 shares, 103,224 shares and 123,102 shares reserved for future issuance under the Omnibus Plan, Equity Plan and SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended October 2, 2012 and October 1, 2013 was approximately $0.6 million and $0.3 million, respectively. The Company’s stock-based compensation cost for the thirty-nine weeks ended October 2, 2012 and October 1, 2013 was $1.8 million and $1.4 million, respectively. These costs are included in general and administrative expenses. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended *	39 weeks ended
	October 1,	October 2,	October 1,
	2013	2012	2013
Expected life of options and SARs from date of grant	3.25 years	2.75 - 6.0 years	3.25 - 6.0 years
Risk-free interest rate	0.64%	0.36% - 1.16%	0.34% - 1.46%
Volatility	30%	41% - 42%	30% - 32%
Assumed dividend yield	2.85%	2.83% - 3.36%	2.85% - 3.48%

*	The Company did not grant any awards during the thirteen weeks ended October 2, 2012

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

Stock option and SARs transactions under all plans during the thirty-nine weeks ended October 1, 2013 were as follows:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining Life
	and SARs	Exercise Price	(Years)
Outstanding, January 1, 2013	1,135,209	$13.05
January 8, 2013 conversion	x 1.3	÷ 1.3

Outstanding, January 8, 2013	1,475,772	$10.04
Granted	319,200	13.49
Exercised	(451,001)	9.38
Forfeited/Cancelled	(116,520)	12.98
Expired	(1,980)	8.90

Outstanding, October 1, 2013	1,225,471	$11.04	6.79

Exercisable and vested, October 1, 2013	656,776	$9.75	5.42

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended October 1, 2013 was $2.7 million.

As of October 1, 2013, the Company had approximately $0.8 million of total unrecognized compensation cost related to awards granted under its plans, which will be recognized over a weighted average period of 1.36 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the thirty-nine weeks ended October 1, 2013 were as follows:

	Number	Weighted Average
	of	Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Non-vested rights, January 2, 2013	140,785	$14.63
Granted	83,550	13.37
Vested	(50,699)	15.04
Forfeited	(31,614)	14.28

Non-vested rights, October 1, 2013	142,022	$13.82	$2,488,225

As of October 1, 2013, the Company had approximately $0.9 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.37 years.

6.	Other operating expenses, net

Other operating expenses, net consist of the following:

	13 weeks ended		39 weeks ended
	October 2,	October 1,	October 2,	October 1,
	2012	2013	2012	2013
	(in thousands)
Gain (net) on refranchising of restaurants	$—	$7	$—	$(1,074)
Losses on Company-owned restaurant closures	—	152	—	1,248
Losses on ordinary fixed asset dispositions and other	60	90	319	345

Other operating expenses, net	$60	$249	$319	$519

Gains on refranchising of restaurants

On April 3, 2013, the Company sold five company-owned restaurants in the Pittsburgh, Pennsylvania market to an existing franchisee for $1.8 million. The assets sold had a net book value of $0.2 million and the Company incurred additional costs of $0.1 million associated with this transaction which resulted in a total gain of $1.5 million. Of the $1.5 million gain, $0.4 million has been deferred as it is contingent upon the successful renegotiation of a lease. This deferred gain is recorded as a component of accrued expenses and other current liabilities on the October 1, 2013 consolidated balance sheet.

7.	Income Taxes

The Company currently estimates its projected fiscal 2013 annual effective tax rate to be 38.6% (before discrete items), which compares to a fiscal 2012 annual effective tax rate of 38.9%. As a result of deferred tax true-ups, as well as the effects of estimate-to-actual income tax provision adjustments and federal employment tax credits, the effective tax rates for the thirteen weeks and thirty-nine weeks ended October 1, 2013 were reduced to 21.9% and 30.3%, respectively.

8.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended		39 weeks ended
	October 2,	October 1,	October 2,	October 1,
	2012	2013	2012	2013
Basic weighted average shares outstanding	16,961,298	17,451,544	16,915,756	17,306,647
Dilutive effect of stock options, SARs and RSUs	331,007	485,395	284,278	432,113

Diluted weighted average shares outstanding	17,292,305	17,936,939	17,200,034	17,738,760

Anti-dilutive stock options, SARs and RSUs	303,254	53,929	613,821	221,592

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

9.	Dividends

Our Board of Directors declared the following dividends during the periods presented:

		Dividend	Total Amount
Date Declared	Record Date	Per Share	(in thousands)	Payment Date
2012:
January 18, 2012	March 1, 2012	$0.125	$2,106	April 15, 2012
May 1, 2012	June 1, 2012	$0.125	$2,120	July 15, 2012
July 30, 2012	September 1, 2012	$0.125	$2,120	October 15, 2012
2013:
January 30, 2013	March 1, 2013	$0.125	$2,138	April 15, 2013
April 30, 2013	June 3, 2013	$0.125	$2,168	July 15, 2013
July 30, 2013	September 3, 2013	$0.125	$2,188	October 15, 2013

The estimate of the amount to be paid on the October 15, 2013 payment date is included in accrued expenses and other current liabilities on the consolidated balance sheet as of October 1, 2013.

10.	Related Party Developments

In August 2013, Greenlight Capital, L.L.C and its affiliates (“Greenlight”) sold 1.5 million shares of the Company’s common stock in a secondary offering, thereby reducing its beneficial ownership of the Company to 53%. The Company did not receive any proceeds from the sale of shares and all costs associated with the transaction were charged to Greenlight.

11.	Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of October 1, 2013, the Company had $6.7 million in letters of credit outstanding which reduces the letter of credit availability under its revolving facility to $13.3 million. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of October 1, 2013, the Company had an outstanding balance of $21.0 million on its $75.0 million revolving facility. The availability under the revolving facility was $47.3 million as of October 1, 2013.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

12.	Supplemental Cash Flow Information

	39 weeks ended
	October 2,	October 1,
	2012	2013
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$1,780	$4,008
Miscellaneous bank charges	281	347
Income taxes	$646	$284
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$9	$—
Change in accrued expenses for purchases of property and equipment	$(77)	$464

13.	Subsequent Events

On October 2, 2013, the Company acquired three restaurants from an existing franchisee for approximately $0.9 million.

On October 29, 2013, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.13 per share, payable on January 15, 2014 to shareholders of record on December 2, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, which are intended to speak only as of the date thereof, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of Federal and/or State legislation including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules promulgated thereunder, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended January 1, 2013 and in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

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

We operate on a 52- or 53-week fiscal year, which ends on the Tuesday closest to December 31. The third quarters in fiscal years 2012 and 2013 ended on October 2, 2012 and October 1, 2013, respectively. Each quarter contained thirteen weeks. Our current fiscal year ends on December 31, 2013 and consists of 52 weeks. Fiscal year 2012 consisted of 52 weeks and ended on January 1, 2013.

As used in this report, the terms “company,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, restructuring expenses, strategic alternative expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow,” which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 17 and 24.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include the restaurant in our open store count, but exclude its sales from our comparable store sales. As of October 1, 2013 there are eight stores that we intend to relocate, and are thus considered to be temporarily closed.

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

Overview

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Our product offerings include fresh bagels and other bakery items baked on-site, made-to-order breakfast and lunch sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees, specialty beverages and an assortment of snacks. Our manufacturing operations and network of independent distributors deliver high-quality ingredients to our restaurants.

In the context of our key strategies to drive comparable store sales growth, to manage corporate margins and to accelerate unit growth, we evaluated our financial performance for the third quarter of 2013 by considering the following key factors:

•	Comparable store sales – System-wide and company-owned comparable store sales each decreased -1.4%. To stimulate growth in transactions during the quarter, we continued to introduce breakfast and lunch value bundles throughout the system (“investment in everyday value”). We continued to make progress in comparable transactions by coupling our breakfast and lunch value combos with limited time offers (“LTOs”) on our premium sandwiches. Looking ahead, we are optimistic that we can build frequency from current levels through fresh-baked bagels, specialty beverages, and meal combos that provide our customers with both quality and everyday value throughout the day. Both our drip coffee and specialty coffee sales remain strong and total hot beverage sales represent approximately 9% of our comparable company-owned restaurant sales.

•	Catering – Catering sales continue to be a strong revenue driver. Our catering sales are fulfilled upon geographic proximity to the customer at a given restaurant within a given market when the order is placed. Total catering sales represented 8.6% and 8.3% of total company-owned restaurant sales for the third quarter and year to date 2013 periods, respectively, reflecting growth of 13.2% and 14.0% over the same respective 2012 periods.

•	Unit development – We continue to outpace 2012 with respect to unit openings. Through the third quarter of 2013, we have opened 42 units, compared to 35 unit openings through the third quarter of 2012. We opened 24 and 20 units system wide in the third quarters of 2013 and 2012, respectively, with a solid pipeline planned through the balance of the current fiscal year.

•	Manufacturing – Compared to the third quarter of 2012, revenues for our manufacturing segment grew by $0.4 million, representing growth of 5.4%. Gross profit from our manufacturing segment was flat, primarily due to labor related to the production of partially baked (“par-baked”) bagels for third party customers. To improve our par-bake efficiency, we are planning to automate the production of our par-baked bagel line at our Whittier facility.

2013 Outlook

Our execution plan to grow comparable store sales includes:

•	Building traffic by:

•	emphasizing everyday value combos across our system throughout 2013;

•	leveraging our leadership position in bagels through innovation and LTO’s;

•	driving frequency through increased coffee and specialty beverage focus; and

•	accelerating our in-store experience and guest satisfaction.

•	Building average check through bulk bagels, catering, and promotions of our gourmet sandwiches.

•	Building brand awareness with a combined approach of local (grass roots) and mass marketing through:

•	local brand activation;

•	directional outdoor billboards;

•	television testing; and

•	digital marketing/social media.

We expect our catering business to continue to benefit from our online ordering system, an outsourced and expanded call center, focus on online and digital marketing, and an optimized menu. New support for catering will include expanding our sales force, focusing our marketing search engine, managing outlier markets and penetrating the lunch day-part.

Our approach to enhancing corporate margins will extend and build on the initiatives that we have already started, including, among other things, aggressively managing the sourcing of our commodities, utilizing new packaging to drive cost advantages, further rationalizing our distribution network, and negotiating favorable contracts with our vendors.

Our emphasis on acceleration of unit growth will continue to focus on a franchise first growth model, asset light unit economics, penetration into licensed channels and opportunistic refranchising and acquisition efforts. We have refined our unit growth plan for 2013 of 65 to 75 system-wide openings, which is consistent with our long-term annual unit growth objective of a 10% increase in system-wide restaurants. Our 2013 growth plan now includes total potential openings of 10 to 15 company-owned restaurants, 15 to 20 franchised restaurants and approximately 40 licensed restaurants. We also remain open to future refranchising of select units in order to attract high quality franchisees that will support our accelerated growth initiatives.

We expect to spend between $18 million and $20 million in capital expenditures in 2013, which includes the opening of new company-owned restaurants and the relocation of existing company-owned restaurants. We also intend to deploy capital into areas such as installing drive-thru lanes and adding new exterior signage.

Results of Operations for the Quarterly and Year to Date Periods ended October 2, 2012 and October 1, 2013

Financial Highlights for the Third Quarter 2013 as compared to the Third Quarter 2012

•	Total revenues increased $0.9 million, or 0.9%, driven by unit growth and increased wholesale sales by our manufacturing plant:

	13 weeks ended
			Increase/
	(in thousands)		(Decrease)
	October 2,	October 1,	2013
	2012	2013	vs. 2012
Revenues:
Company-owned restaurant sales	$95,418	$95,625	0.2%
Manufacturing and commissary revenues	7,507	7,914	5.4%
Franchise and license related revenues	2,569	2,869	11.7%

Total revenues	105,494	106,408	0.9%

•	System-wide comparable store sales and company-owned comparable store sales each decreased -1.4%. We are focusing on stimulating comparable transactions by featuring our breakfast and lunch value combos coupled with innovative features on our premium sandwiches. Catering sales, which continue to be a strong revenue driver, comprised approximately 9% of our comparable company-owned restaurant sales for the third quarter of 2013. Coffee sales also remain strong and total hot beverage sales represent approximately 9% of our comparable company-owned restaurant sales.

•	Our overall gross margin (excluding depreciation and amortization) for the third quarter was $21.3 million (20.0%), an increase of 1.4% driven by a combination of cost saving initiatives and revenue growth:

	13 weeks ended
			Increase/
	(in thousands)		(Decrease)
	October 2,	October 1,	2013
	2012	2013	vs. 2012
Total revenues	$105,494	$106,408	0.9%
Company-owned restaurant costs	78,765	78,976	0.3%
Manufacturing and commissary costs	5,738	6,152	7.2%

Gross margin	$20,991	$21,280	1.4%

•	Interest expense increased $0.6 million due to an increase of $56.5 million in our average debt balance and a 0.4% increase in our weighted average interest rate.

•	As a result of deferred tax true-ups, as well as the effects of estimate-to-actual income tax provision adjustments and federal employment tax credits, the effective tax rate for the third quarter of 2013 was reduced to 21.9%.

•	Net income increased $0.6 million, or 17.8%, and Adjusted EBITDA decreased $0.5 million, or 4.1%, for the third quarter of 2013.

•	Earnings per share (“EPS”) increased to $0.22 per share on a dilutive basis for the third quarter of 2013, compared to $0.20 per share on a dilutive basis for the third quarter of 2012.

Consolidated Results

	13 weeks ended			39 weeks ended
			Increase/				Increase/
	(in thousands)		(Decrease)	(in thousands)			(Decrease)
	October 2,	October 1,	2013	October 2,	October 1,		2013
	2012	2013	vs. 2012	2012	2013		vs. 2012
Revenues	$105,494	$106,408	0.9%	$316,360	$320,291		1.2%
Cost of sales	84,503	85,128	0.7%	251,520	255,996		1.8%
Operating expenses	14,659	14,770	0.8%	46,874	45,593		(2.7%)

Income from operations	6,332	6,510	2.8%	17,966	18,702		4.1%
Interest expense, net	744	1,366	83.6%	2,322	4,759		105.0%

Income before income taxes	5,588	5,144	(7.9%)	15,644	13,943		(10.9%)
Total provision for income taxes	2,174	1,124	(48.3%)	6,070	4,230		(30.3%)

Net income	$3,414	$4,020	17.8%	$9,574	$9,713		1.5%
Adjustments to net income:
Interest expense, net	744	1,366	83.6%	2,322	4,759		105.0%
Provision for income taxes	2,174	1,124	(48.3%)	6,070	4,230		(30.3%)
Depreciation and amortization	5,014	4,420	(11.8%)	14,792	13,974		(5.5%)
Restructuring expenses	—	—	**	480	*	*	(100.0%)
Strategic alternatives expenses	250	—	**	685	*	*	(100.0%)
Other operating expenses, net	60	249	**	319	519		62.7%

Adjusted EBITDA	$11,656	$11,179	(4.1%)	$34,242	$33,195		(3.1%)

**	Not meaningful

While the third quarter of 2013 proved to be challenging to our top line, total revenue increased as we maintained our focus on generating transactions at our company-owned stores through value bundling and other discounts. We also continued with various cost saving initiatives and unit development. Management believes that the overall industry weakness in the third quarter also negatively impacted company transactions.

System-wide comparable store sales were -1.4% and -0.5% for the third quarter and year to date periods ended October 1, respectively. On a comparable basis, discounting at our company-owned stores, through value bundling and other means, increased over $1.2 million when compared to the third quarter of 2012, and $5.5 million when compared to the first nine months of fiscal 2012. Management believes that this investment in discounting, along with new product development, will play a key role in driving improvement in transaction trends.

We opened four company-owned stores, two franchised locations and eighteen licensed locations in the third quarter of 2013. On a year to date basis, we have opened seven company-owned stores, seven franchised locations and twenty-eight licensed locations. We have opened 62 units system-wide since October 2, 2012. We sold five company-owned restaurants to an existing franchisee in April 2013.

Net income was $4.0 million for the third quarter of 2013, an increase of $0.6 million, or 17.8%, from the third quarter of 2012.

Company-Owned Restaurant Operations

	13 weeks ended
			Increase/	Percentage of company-owned
	(in thousands)		(Decrease)	restaurant sales
	October 2,	October 1,	2013	October 2,	October 1,
	2012	2013	vs. 2012	2012	2013
Company-owned restaurant sales	$95,418	$95,625	0.2%
Percent of total revenues	90.5%	89.9%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$26,668	$26,723	0.2%	28.0%	27.9%
Labor costs	27,842	27,711	(0.5%)	29.2%	29.0%
Rent and related expenses	10,621	11,001	3.6%	11.1%	11.5%
Other operating costs	10,637	11,156	4.9%	11.1%	11.7%
Marketing costs	2,997	2,385	(20.4%)	3.1%	2.5%

Total company-owned restaurant costs	$78,765	$78,976	0.3%	82.5%	82.6%

Total company-owned restaurant gross margin	$16,653	$16,649	(0.0%)	17.5%	17.4%

	39 weeks ended
			Increase/	Percentage of company-owned
	(in thousands)		(Decrease)	restaurant sales
	October 2,	October 1,	2013	October 2,	October 1,
	2012	2013	vs. 2012	2012	2013
Company-owned restaurant sales	$285,264	$286,948	0.6%
Percent of total revenues	90.2%	89.6%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$80,032	$80,442	0.5%	28.1%	28.0%
Labor costs	82,854	84,915	2.5%	29.0%	29.6%
Rent and related expenses	31,324	32,786	4.7%	11.0%	11.4%
Other operating costs	30,128	31,861	5.8%	10.6%	11.1%
Marketing costs	8,967	7,712	(14.0%)	3.1%	2.7%

Total company-owned restaurant costs	$233,305	$237,716	1.9%	81.8%	82.8%

Total company-owned restaurant gross margin	$51,959	$49,232	(5.2%)	18.2%	17.2%

Since October 2, 2012, we have opened eighteen new company-owned stores, eleven of which were opened in the fourth quarter of 2012. To stimulate transaction growth in 2013, we concentrated on value bundling to our customers. While the third quarter of 2013 proved to be challenging, we believe that this investment in discounting has had a positive impact on our transaction growth for the year.

Company-owned restaurant sales for the third quarter of 2013 increased 0.2% as incremental sales from unit growth more than offset a decrease in company-owned comparable store sales of -1.4%. The decrease in comparable store sales is due to a decrease in transactions (-3.3%) and the impact of discounting (-1.5%), partially offset by an increase from pricing (+1.2%) and a shift in product mix (+2.2%).

On a year to date basis, company-owned restaurant sales increased 0.6%, when compared to the same period last year. We attribute this increase to unit growth, partially offset by a decrease in company-owned comparable store sales of -0.7%. The decrease in comparable store sales is due to a decrease in transactions (-2.9%) and the impact of discounting (-2.2%), partially offset by an increase from pricing (+0.8%) and a shift in product mix (+3.6%).

Total catering sales, which continue to be a strong revenue driver, comprised approximately 8.6% and 8.3% of our product mix for the third quarter of 2013 and year to date 2013, respectively, reflecting quarter over quarter and year over year increases in sales of 13.2% and 14.0%, respectively. Our catering sales are fulfilled based upon geographic proximity to the customer and the order backlog at a given restaurant relative to other catering orders within a given market when the order is placed. Coffee and hot beverage sales remain strong and represent approximately 9% of our comparable company-owned restaurant sales on a year to date basis.

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, increased 10 basis points in the third quarter and 100 basis points on a year to date basis, primarily due to our investment in discounting. Minimum wage increases and the initial ramp-up of the sixteen new stores opened since December 2012 have also impacted our costs as a percentage of company-owned restaurant sales on a year to date basis.

As a percentage of company-owned restaurant sales, our food costs decreased to 27.9% in the third quarter of 2013 compared to 28.0% in the third quarter of 2012. The following items affected the comparability of our cost of sales for the third quarter of 2013 compared to the third quarter of 2012:

Cost of Goods Sold - 2012		28.0%
Savings from initiatives ($0.3 million)	(0.4%)
Price increases	(0.3%)
Shift in product mix	(0.1%)
Inflation	0.3%
Investment in value and discounting	0.4%	(0.1%)

Cost of Goods Sold - 2013		27.9%

As a percentage of company-owned restaurant sales, our food costs decreased to 28.0% for the year to date 2013 period compared to 28.1% for the year to date 2012 period. The following items affected the comparability of our cost of sales (as a percentage of company-owned restaurant sales) for the year to date 2013 period compared to the year to date 2012 period:

Cost of Goods Sold - 2012		28.1%
Savings from initiatives ($1.6 million)	(0.6%)
Price increases	(0.2%)
Inflation	0.2%
Investment in value and discounting	0.5%	(0.1%)

Cost of Goods Sold - 2013		28.0%

As of October 1, 2013 we have secured protection on all of our commodity needs for the remainder of 2013. For 2014, we have secured protection on the following commodities (expressed as a percentage of our estimated needs):

Commodity	% Locked
Coffee	100%
Wheat	75%
Butter	50%
Class III Milk	0%

As a percentage of company-owned restaurant sales, labor costs decreased 0.2% for the third quarter of 2013, primarily due to a decline in employee benefit costs, partially offset by deleveraging of costs resulting from our investment in discounting and unit growth. As a percentage of company-owned sales, labor costs increased 0.6% on a year to date basis, primarily due to deleveraging of costs resulting from our investment in discounting, new stores and larger insurance claims.

As a percentage of company-owned restaurant sales, rent and related expenses increased 0.4% for both the third quarter and year to date 2013, which we attribute to unit growth, rent increases on renegotiated leases and related increases in property taxes.

As a percentage of company-owned restaurant sales, other operating costs increased 0.6% for the third quarter of 2013, primarily due to increased utility charges and repairs and maintenance expenditures. As a percentage of company-owned restaurant sales, other operating costs have increased by 0.5% on a year to date basis, primarily due to increased utility charges, increased store supply expenditures and increased bank charges.

Manufacturing Operations

	13 weeks ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	manufacturing revenues
	October 2,	October 1,	2013	October 2,	October 1,
	2012	2013	vs. 2012	2012	2013
Manufacturing revenues	$7,507	$7,914	5.4%
Percent of total revenues	7.1%	7.4%
Manufacturing costs (exclusive of depreciation and amortization)	$5,738	$6,152	7.2%	76.4%	77.7%

Total manufacturing gross margin	$1,769	$1,762	(0.4%)	23.6%	22.3%

	39 weeks ended
			Increase/	Percentage of manufacturing
	(in thousands)		(Decrease)	and commissary revenues
	October 2,	October 1,	2013	October 2,	October 1,
	2012	2013	vs. 2012	2012	2013
Manufacturing and commissary revenues	$23,196	$24,804	6.9%
Percent of total revenues	7.3%	7.7%
Manufacturing and commissary costs (exclusive of depreciation and amortization)	$18,215	$18,280	0.4%	78.5%	73.7%

Total manufacturing and commissary gross margin	$4,981	$6,524	31.0%	21.5%	26.3%

We closed all five of our commissaries by the end of the first quarter of 2012. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled directly through our distributors. Cost savings resulting from the closures of our commissaries and other initiatives continue to have a significant positive impact on our margins.

For the third quarter of 2013, manufacturing revenues for this segment grew by $0.4 million due to additional sales to our domestic wholesalers when compared to the same period last year. While sales increased for this segment, gross margins decreased slightly due to a shift in product mix and higher utility costs at our Whittier facility.

On a year to date basis, sales from our manufacturing facility grew by $2.1 million, or 9.6%, to $24.8 million as a result of additional sales to our domestic and foreign wholesalers and additional third party franchise and licensee sales when compared to the same period last year. This increase was partially offset by a decrease in first quarter commissary revenues of $0.5 million as a result of the commissary closures.

Franchise and License Operations

	13 weeks ended
			Increase/
	(in thousands)		(Decrease)
	October 2,	October 1,	2013
	2012	2013	vs. 2012
Franchise and license related revenues	$2,569	$2,869	11.7%
Percent of total revenues	2.4%	2.7%

	39 weeks ended
			Increase/
	(in thousands)		(Decrease)
	October 2,	October 1,	2013
	2012	2013	vs. 2012
Franchise and license related revenues	$7,900	$8,539	8.1%
Percent of total revenues	2.5%	2.7%
Number of franchise and license restaurants	347	387

For the thirteen and thirty-nine weeks ended October 1, 2013, franchise and license comparable store sales were -1.4% and -0.2%, respectively. Management attributes this decrease in comparable stores sales to changes in dining meal plan structures and increased competition at college campuses during the third quarter. Since October 2, 2012 we have opened 33 licensed locations and 11 franchised locations. For the third quarter of 2013, revenue from franchise and license operations increased 11.7%, primarily due to increased royalties resulting from unit growth. On a year to date basis, revenue from this business segment increased 8.1%, primarily due to initial fee revenue from the opening of licensed locations and increased royalties resulting from unit growth. As of October 24, 2013, we have 27 franchise development agreements in place for 176 total restaurants, 42 of which have already opened. Based on these franchise development agreements, we expect the remaining 134 restaurants to open on various dates through 2021.

Corporate

	13 weeks ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	total revenues
	October 2,	October 1,	2013	October 2,	October 1,
	2012	2013	vs. 2012	2012	2013
General and administrative expenses	$9,085	$9,758	7.4%	8.6%	9.2%
Depreciation and amortization	5,014	4,420	(11.8%)	4.8%	4.2%
Pre-opening expenses	250	343	37.2%	0.2%	0.3%
Strategic alternatives expense	250	—	**	0.2%	0.0%
Other operating expenses, net	60	249	**	0.1%	0.2%

Total operating expenses	$14,659	$14,770	0.8%	13.9%	13.9%
Interest expense, net	744	1,366	83.6%	0.7%	1.3%
Provision for income taxes	2,174	1,124	(48.3%)	2.1%	1.0%

**	Not meaningful

	39 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	October 2, 2012	October 1, 2013	2013 vs. 2012	October 2, 2012	October 1, 2013
General and administrative expenses	$30,194	$30,143	(0.2%)	9.6%	9.4%
Depreciation and amortization	14,792	13,974	(5.5%)	4.7%	4.4%
Pre-opening expenses	404	957	136.9%	0.1%	0.3%
Restructuring expenses	480	—	* *	0.2%	0.0%
Strategic alternatives expense	685	—	* *	0.2%	0.0%
Other operating expenses, net	319	519	62.7%	0.1%	0.2%

Total operating expenses	$46,874	$45,593	(2.7%)	14.9%	14.3%
Interest expense, net	2,322	4,759	105.0%	0.7%	1.5%
Provision for income taxes	6,070	4,230	(30.3%)	1.9%	1.3%

**	Not meaningful

As a percentage of revenues, our total general and administrative expenses increased 0.6% in the third quarter of 2013, primarily due to increased labor and travel charges. On May 3, 2012, we announced that our Board authorized a review of strategic alternatives to maximize value for all stockholders. The review was completed on December 6, 2012. During the review period, we had a number of open headcounts that remained open during our strategic alternative review. Upon completion of the review, we filled the majority of these vacant positions.

On a year to date basis, general and administrative expenses decreased 0.2% (as a percentage of revenues), primarily due to lower variable incentive compensation plans. We expect general and administrative expenses to be in the range of $10.0 million to $11.0 million for the fourth quarter of fiscal 2013.

Depreciation and amortization expenses decreased $0.6 million and $0.8 million for the third quarter and year to date 2013, respectively, when compared to the same periods in 2012. This decrease is primarily due to three and five year equipment becoming fully depreciated and the write-off of fixed assets relating to store closures. We expect depreciation expense for the fourth quarter of fiscal 2013 to be in the range of $4.0 million to $4.5 million.

We incurred $0.5 million of restructuring expenses in 2012 related to the closure of our five commissaries, which was completed by the end of the first quarter of 2012.

During the first thirty-nine weeks of 2012, in addition to losses incurred on the retirement of fixed assets, we also incurred costs associated with the acquisition of seven existing Manhattan Bagel restaurants in Buffalo, New York and one Einstein Bros. franchise in Scottsdale, Arizona. During the first thirty-nine weeks of 2013, we sold five existing restaurants to a franchisee in Pittsburgh, Pennsylvania resulting in a gain of $1.1 million. This was offset by losses of $1.3 million on the closure of six company-owned restaurants. On a year to date basis, we also recorded approximately $0.3 million of losses on the retirement of fixed assets. These items are recorded as components of other operating expenses, net on our consolidated statements of income and consolidated income.

Interest expense, net has increased due to additional borrowings and an increase in our weighted average interest rate. Our average debt balance increased from $72.2 million for the first nine months of 2012 to $128.7 million for the first nine months of 2013. Our weighted average interest rate for the thirty-nine weeks ended October 1, 2013 was 4.1% compared to 3.3% for the thirty-nine weeks ended October 2, 2012. On June 27, 2013, our senior credit facility was amended to decrease the applicable margin on Eurodollar loans and base rate loans by 75 basis points. As of October 1, 2013, our weighted average interest rate was 3.6%. Based on our current leverage ratio, we expect the applicable margin on our outstanding debt to decrease an additional 50 basis points on October 2, 2013.

We currently estimate our projected fiscal 2013 annual effective tax rate to be 38.6% (before discrete items), which compares to a fiscal 2012 annual effective tax rate of 38.9%. As a result of deferred tax true-ups, as well as the effects of estimate-to-actual income tax provision adjustments and federal employment tax credits, the effective tax rates for the thirteen weeks and thirty-nine weeks ended October 1, 2013 were reduced to 21.9% and 30.3%, respectively.

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

Working Capital

	January 1,	October 1,
	2013	2013	Change
Current assets:
Cash and cash equivalents	$17,432	$6,203	$(11,229)
Restricted cash	998	1,115	117
Accounts receivable	9,024	10,295	1,271
Inventories	5,382	5,527	145
Current deferred income tax assets, net	8,190	9,000	810
Prepaid expenses	7,059	7,599	540
Other current assets	661	673	12

Total current assets	48,746	40,412	(8,334)

Current liabilities:
Accounts payable	$10,243	$12,872	$2,629
Accrued expenses and other current liabilities	28,104	21,357	(6,747)
Current portion of long-term debt	5,000	5,000	—

Total current liabilities	43,347	39,229	(4,118)

Working capital surplus	$5,399	$1,183	$(4,216)

Our working capital position has decreased by $4.2 million in fiscal 2013. We began fiscal 2013 with working capital of $5.4 million and ended the third quarter with $1.2 million. This decrease in working capital is primarily due to net payments on our revolving credit facility of $15.7 million and term loan repayments of $3.8 million in 2013, partially offset by cash received from operations. As of October 1, 2013, we had unrestricted cash of $6.2 million, a decrease of $11.2 million from January 1, 2013. We also had $47.3 million available for borrowing under our revolving credit facility as of October 1, 2013.

Free Cash Flow

	39 weeks ended
	October 2,	October 1,
	2012	2013
	(in thousands)
Net cash provided by operating activities	$31,376	$23,583
Net cash used in investing activities	(16,170)	(11,552)

Free cash flow	15,206	12,031
Net cash used in financing activities	(11,190)	(23,260)

Net increase (decrease) in cash and cash equivalents	4,016	(11,229)
Cash and cash equivalents, beginning of period	8,652	17,432

Cash and cash equivalents, end of period	$12,668	$6,203

Our free cash flow decreased by $3.2 million for the first thirty-nine weeks of 2013 compared to the same period in 2012, primarily due to the payment of 2012 company-wide bonuses in the first quarter of 2013 and a decrease in year to date gross margins due to our investment in discounting.

Covenants

We are subject to a number of customary covenants under our senior credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of October 1, 2013, we were in compliance with all debt covenants.

Capital Expenditures

During the thirty-nine weeks ended October 1, 2013, we used approximately $13.4 million of cash to pay for additional property and equipment that included the following:

•	$8.1 million towards the outfitting of new restaurants and remodeling of existing restaurants, including the installation of new equipment, exterior signs and menu boards;

•	$4.9 million for replacement of equipment at our existing company-owned restaurants; and

•	$0.4 million for information technology upgrades and other general corporate purposes.

The majority of our capital expenditures has been, and will continue to be, for upgrades in our current restaurants, including the installation of new menu boards in our restaurants, new exterior signs, and drive-thru lanes. We may also acquire new company-owned restaurants.

Financing Activities

During the thirty-nine weeks ended October 1, 2013, we used approximately $23.3 million for financing activities. This included $3.8 million in scheduled term loan repayments, $15.7 million in additional net payments towards our revolving facility, $0.6 million in debt issuance costs relating to the amendment of our senior credit facility in July 2013 and $6.9 million in dividend payments. We received $3.7 million in proceeds from stock options exercised during the first thirty-nine weeks of fiscal 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2013.

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

Based on the evaluation of our disclosure controls and procedures as of October 1, 2013, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2013, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a Delaware corporation, we are also limited by Delaware law as to the payment of dividends. The payment of dividends is also subject to the terms of our senior credit facility.

Item 6. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: October 31, 2013	By: /s/ Jeffrey J. O’Neill
Jeffrey J. O’Neill
Chief Executive Officer

Date: October 31, 2013	By: /s/ Emanuel P.N. Hilario
Emanuel P.N. Hilario
Chief Operations Officer

Date: October 31, 2013	By: /s/ Robert E. Gowdy, Jr.
Robert E. Gowdy, Jr.
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-Q for the quarter ended October 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.