Form 10-K
period 2013-12-31
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2014-02-28
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 2, 2013 was $96,261,766 (computed by reference to the closing sale price as reported on the NASDAQ Global Market).

As of February 21, 2014 there were 17,606,482 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated herein by reference from the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders, which will be filed with the SEC within 120 days after the close of the 2013 fiscal year.

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

PART I

As used in this report, the terms “Company,” “ENRG,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal year ended,” “fiscal year,” “year ended,” or “fiscal” refer to the entire fiscal year, unless the context otherwise indicates.

ITEM 1.	BUSINESS

General development of our Company:

Einstein Noah Restaurant Group, Inc. is a Delaware corporation operating primarily under the Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”) brands. We commenced operations as an operator and franchisor of coffee cafes in 1993. Substantial growth in our restaurant counts have occurred through a series of acquisitions, including Manhattan Bagel in 1998 and Einstein Bros. and Noah’s in 2001. We have also grown organically by opening company-owned restaurants, working with franchisees on development agreements and promoting the licensing of our brand.

Since 2003, Greenlight Capital, Inc. and its affiliates (“Greenlight”) have had a controlling interest in ENRG. During fiscal 2013, in a series of secondary offerings, Greenlight’s percentage ownership has declined to less than 50% of our common stock. As a result, the Company is no longer considered a controlled company under NASDAQ rules and is now subject to and required to implement the heightened corporate governance rules of the exchange.

We operate on the basis of a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2012 and 2013 contained 52 weeks. Fiscal year 2011 contained 53 weeks. Comparable store sales percentages for fiscal 2011 presented elsewhere in this report are calculated excluding the 53rd week.

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

•

The “corporate support” unit provides finance, administrative and other overhead support to the three key business segments. Interest on our debt and depreciation on our assets are recorded within this unit.

See Note 19 to the consolidated financial statements included in Item 8 of this 10-K for the financial results by segment for fiscal years 2011, 2012 and 2013.

Narrative description of business:

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of December 31, 2013, we had 852 restaurants in 42 states and in the District of Columbia. During fiscal 2013, we opened our first restaurants in Montana, Vermont and Iowa. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Collectively, our concepts span the nation with Einstein Bros. restaurants, Noah’s restaurants in California and Manhattan Bagel restaurants concentrated in eight states primarily in the Northeast. Currently, our Einstein Bros. and Noah’s restaurants are predominantly company-owned or licensed and our Manhattan Bagel restaurants are predominantly franchised.

Our product offerings include fresh-baked bagels and other bakery items baked on-site, made-to-order sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees, specialty beverages and an assortment of snacks. Our manufacturing and independent distribution network delivers high-quality ingredients that are delivered fresh to our restaurants. We seek to create an inviting atmosphere which enables us to attract a diverse group of customers primarily in the middle to upper-middle income brackets during breakfast hours.

We believe that controlling the development, sourcing, manufacturing and distribution of our key products is an important element in ensuring both quality and profitability. To support this strategy, we have developed proprietary recipes, invested in processing technology and manufacturing capacity, and aligned ourselves with strategic suppliers.

We also believe that through franchising and licensing, we are able to increase our geographic footprint and brand recognition. Franchising and licensing allows us to generate additional revenues without incurring significant additional expenses, such as those for capital commitments and rents, while also avoiding the risks associated with opening new company-owned restaurants.

Employees:

As of December 31, 2013, the Company had 6,824 employees, of which approximately 95% were restaurant personnel. Most restaurant personnel work part-time and are paid on an hourly basis. We have never experienced an organized work stoppage and our employees are not represented by a labor organization.

Company-owned restaurants

We generated approximately 89% of our fiscal 2013 total revenues from restaurant sales at our company-owned restaurants. For the fiscal year ended December 31, 2013, approximately 62% of our company-owned restaurant sales were generated from restaurant sales during breakfast hours.

•

Principal products and services sold: Einstein Bros. offers a menu that specializes in high-quality foods for breakfast and lunch, including fresh-baked bagels and hot breakfast sandwiches, cream cheese and other spreads, premium coffees, specialty beverages, freshly prepared lunch sandwiches, soups, salads and other unique menu offerings. Our company-owned Einstein Bros. restaurants generated approximately 83% of our total company-owned restaurant sales in fiscal 2013.

Noah’s is a neighborhood-based, New York inspired bakery/deli restaurant that serves fresh-baked bagels, hot breakfast sandwiches, cream cheese and other spreads, premium coffees, specialty beverages, made-to-order deli-style sandwiches, soups, salads and other unique menu offerings. Our company-owned Noah’s restaurants generated approximately 16% of our total company-owned restaurant sales in fiscal 2013.

Manhattan Bagel provides a traditional New York style boil and baked bagel. Manhattan Bagel also serves a variety of grilled sandwiches, freshly made deli sandwiches, freshly prepared breakfast sandwiches, soups, and a variety of other fresh-baked sweets. Similar to Einstein Bros. and Noah’s, Manhattan Bagel also features a full line of fresh brewed premium coffees and other specialty beverages. Our company-owned Manhattan Bagel restaurants generated approximately 1% of our total company-owned restaurant sales in fiscal 2013.

•

Restaurant Development: We are planning to open new company-owned restaurants within existing markets. Our expansion plans are intended to increase penetration of our restaurants into the most attractive markets. In fiscal 2013, we acquired three restaurants from existing franchisees and sold six restaurants to existing franchisees. We opened an additional ten company-owned restaurants and closed ten company-owned restaurants. Pre-opening costs related to new unit development were $1.1 million for fiscal 2013. For 2014, we plan to open, own and operate fifteen to twenty new company-owned restaurants.

•	Status of Products/Services: Our premium coffee program, which was launched in 2011, continues to be successful with coffee sales now representing over 9% of our menu mix.

We believe catering is an effective way to generate incremental sales, drive trial and expose more people to our food and our brands. We believe that a successful catering program requires different skills for effectively selling to businesses that frequently utilize this service. We believe that our online ordering system and investment in search engine optimization has been successful, resulting in more new customers and increasing the order frequency of existing customers. Additionally, we believe that our catering operation continues to benefit from this on-line ordering capability as well as an outsourced and expanded call center, digital marketing and an optimized menu. Catering accounts for approximately 9% of our company-owned restaurant sales.

•

Product Supply: Our purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent product specifications, as well as purchasing guidelines, help to ensure freshness and quality. Our company-owned restaurants purchase their products from approved vendors and/or from our manufacturing facility. Because we utilize fresh ingredients for most of our menu offerings, we are able to maintain our inventory at modest levels.

•

Trademarks and service marks: Our rights in our trademarks and service marks are a significant part of all segments of our business. We are the owners of the federal registration rights to the “Einstein Bros.,” “Noah’s New York Bagels” and “Manhattan Bagel” marks, as well as several related word marks and word and design marks related to our core brands. We license the rights to use certain trademarks we own or license to our franchisees and licensees in connection with their operations. Many of our core brand trademarks are also registered in numerous foreign countries. We are party to a co-existence agreement with the Hebrew University of Jerusalem (“HUJ”), which sets forth the terms under which we can use the name Einstein Bros. and the terms and restrictions under which HUJ could license the name and likenesses associated with the Estate of Albert Einstein to a business that competes with us. We also own numerous other trademarks and service marks related to our other brands. We are aware of a number of companies that use various combinations of words in our marks, some of which may have rights senior to ours for such use, but we do not consider any of these uses, either individually or in the aggregate, to materially impair our ability to use such marks. It is our policy to defend our marks and their associated goodwill against encroachment by others.

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

•

Investment in Information Technology: Beginning in fiscal 2013, we launched a multi-year initiative to improve the organization’s business intelligence capabilities, which we believe will improve executive and operational management decision making. This initiative includes the following elements:

•	The redesign of our data warehouse;

•	The implementation of a master data management approach to provide a single, accurate set of data; and

•	The transition from a static excel-based reporting system to a dynamic mobile reporting and analysis solution.

•

Seasonality: Our business is subject to seasonal fluctuations. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

•

Competition: The restaurant industry is intensely competitive. We experience competition from numerous sources in our trade areas. Our competitors are different for each daypart. Competitive factors include brand awareness, advertising effectiveness, location and attractiveness of facilities, hospitality, environment, quality and speed of guest service and the price/value of products offered. We compete in the fast-casual segment of the restaurant industry, but we also consider other restaurants in the fast-food, specialty food and full-service segments to be our competitors.

Manufacturing:

We generated approximately 8% of our fiscal 2013 total revenue from our manufacturing operations.

•

Manufacturing: We currently operate a bagel dough manufacturing facility in Whittier, California and have contracts with two suppliers to produce bagel dough and sweets to our specifications. These facilities provide frozen dough, partially-baked frozen bagels and sweets for our company-owned restaurants, franchisees and licensees. We use excess capacity to produce bagels for sale to third party resellers.

•

Commissaries: In an effort to streamline our supply chain and to reduce our costs, we closed all our commissaries as of March 2012. We estimate these closures will result in continued savings to the company of approximately $1.5 million per year. We recorded restructuring charges of $0.7 million during fiscal 2011 and $0.5 million during fiscal 2012 related to these closures.

•

Product supply: We have proprietary recipes and production processes for our bagel dough, cream cheese and coffee. We believe these recipes ensure product consistency and that our processes allow for the delivery of a variety of consistent, superior quality products at competitive market prices to our company-owned, franchised and licensed restaurants.

Frozen or partially baked bagel dough is shipped to all of our company-owned, franchised and licensed restaurants where the dough is then baked on-site. We believe that our significant know-how and technical expertise for forming, manufacturing and freezing substantial quantities of raw dough produces a high-quality product more commonly associated with smaller bakeries.

We negotiate price agreements and contracts based on the supply and demand for our products and commodity trends. These agreements can range in duration from six months to five years. Most of our commodity based food costs decreased in fiscal 2013 as a result of our locking in prices.

Wheat, at approximately 10% of our cost of sales, represents the most significant raw ingredient we purchase. In an effort to mitigate the risk of increasing market prices, we utilize a third party advisor to manage our wheat purchases. We expect to continue to work with our third party advisor to strategically source our wheat purchases in the future. As of December 31, 2013, we have secured price protection on all of our wheat futures for fiscal 2014.

Single source suppliers provided the following items in fiscal 2013:

Supplier	Key Product
Coffee Bean International, Inc.	Coffee
Schreiber Foods, Inc.	Cream cheese
Schreiber Foods, Inc.	Sliced cheese

We have developed proprietary coffee blends for sale at our company-owned, franchised and licensed restaurants. As of December 31, 2013, our supplier has secured pricing on our behalf for 92% of our coffee needs for fiscal 2014.

Our cream cheese is manufactured to our specifications utilizing proprietary recipes. As of December 31, 2013, our supplier has secured pricing on our behalf for 84% of our fiscal 2014 butter needs and all of our fiscal 2014 Class III milk needs, which are the primary ingredients of our cream cheese and sliced cheese products.

We purchase other ingredients used in our restaurants, such as meat, salmon, lettuce, tomatoes and condiments, from a select group of third party suppliers. Our chicken products come from chickens that are cared for in strict accordance with established animal care guidelines and without the use of growth accelerators such as steroids or hormones. Where available, we buy high quality fresh fruits, vegetables and specialty produce from a nationally recognized group of third party suppliers and distributors.

•

Government regulation: Our manufacturing facility is licensed and subject to regulation by federal, state and local health and fire codes. We are also subject to federal and state environmental regulations.

•

Competition: Our manufacturing operations support our company-owned restaurant operations, franchisees and licensees. We have a small wholesale business which competes with several national and international bakeries.

Franchise and Licensing

Approximately 3% of our fiscal 2013 total revenue was generated by our franchise and license operations. Revenues from our franchise and licensing segment are derived from initial up-front fees and royalties on net sales.

•

Einstein Bros. franchising: We offer Einstein Bros. franchises to qualified persons or multi-unit franchisees. As of December 31, 2013, we were registered to offer Einstein Bros. franchises in 49 states and the District of Columbia.

We grant franchise rights to develop restaurants within a defined geographic region within a specified period of time. For that purpose, we target potential franchisees that have the organizational infrastructure, operational experience and financial strength to develop several restaurants in a designated market. Our franchise agreements require an up-front fee of $35,000 per restaurant, a 5% royalty based on net sales and a 4% advertising fund contribution based on gross sales. Our Einstein Bros. franchise restaurants that have been open for at least one year generally have average unit volumes of approximately $895,000.

•

Manhattan Bagel franchising: We also have a franchise base in our Manhattan Bagel brand. The typical Manhattan Bagel franchise agreement requires an up-front fee of $25,000 per restaurant, a 5% royalty based on net sales and a 4% advertising fund contribution based on gross sales. Our Manhattan Bagel franchise base provides us with the ability to grow this brand with minimal commitment of capital by us, and creates a built-in customer base for our manufacturing operations. Our Manhattan Bagel franchise restaurants that have been open for at least one year generally have average unit volumes of approximately $580,000.

•

Licensing: Our licensed units are located primarily in colleges and universities, hospitals, airports and military bases. Our license agreements vary by venue, but typically have a five-year term and provide that the licensee pays us an up-front license fee of $12,500 and a weighted average royalty fee of 6.5%. Our license restaurants that have been open for one year generally have average unit volumes of approximately $460,000, reflecting the predominance of college campus locations with a profitable but condensed selling season.

•

Development plans for expansion: We currently plan to expand our presence through a significant expansion of franchise and license restaurants. We are continuously signing new franchise development agreements and may, in certain circumstances, consider selling existing company-owned restaurants to prospective franchisees in targeted markets and cities. This strategy allows us to generate additional revenues without incurring significant additional expense, capital commitments or many of the other risks associated with opening new company-owned restaurants. We continue to actively market the Einstein Bros. brand franchise rights in an effort to sign multi-location deals. As of February 21, 2014, we have 27 development agreements in place for 186 total restaurants, 47 of which have already opened. We expect the remaining 139 new restaurants will open on various dates through 2021. In fiscal 2013, we opened 14 franchised locations and 37 licensed locations. We are currently planning to open 20 to 25 franchise restaurants and approximately 40 license restaurants in fiscal 2013.

•	Product supply: Our franchisees and licensees are required to purchase proprietary products through our designated suppliers or directly from us.

•

Seasonality: Our franchisees and licensees are subject to the same seasonal fluctuations as our company-owned restaurant segment. Additionally, as many of our license locations are on college and university campuses, they are impacted by school schedules which typically include summer and winter breaks. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full fiscal year.

•

Government regulation: Our franchise operations are subject to Federal Trade Commission (the “FTC”) regulation and various state laws which regulate the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor/franchisee relationship. The FTC requires us to furnish prospective operators with a franchise disclosure document (“FDD”) containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the FDD with state authorities. Our ability to sell franchises in those states is dependent upon obtaining approval of our FDD by those authorities.

•

Competition: In our efforts to grow this segment and attract qualified franchisees and licensees, we compete against similar fast-casual and quick-casual restaurants that franchise and license their brands in the states where we operate.

Corporate Support

•	Principal products/services sold: The support center is not a profit center and is designed to manage and provide finance, administrative and overhead support for all of our operations.

Financial information about geographic areas:

Our manufacturing operations sell bagels to third parties who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues. Export sales, which are included in manufacturing revenue, were $7.1 million, $9.4 million and $10.4 million for fiscal years 2011, 2012 and 2013, respectively. All other revenues were from sales to external customers located in the United States.

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

Executive Officers of the Registrant:

Name	Age	Position
Michael W. Arthur	74	Interim President and Chief Executive Officer, and Director
John A. Coletta	48	Chief Financial Officer
Emanuel P.N. Hilario	46	Chief Operations Officer
Rhonda J. Parish	57	Chief Legal, People and Risk Officer, and Secretary
Glenn Lunde	50	Chief Concept Officer

Michael W. Arthur. Mr. Arthur joined our Board of Directors in 2004 where he served on the Company’s compensation committee and, most recently, chaired the audit committee. Since 1990, Mr. Arthur has headed Michael Arthur and Associates, a consulting and interim management firm specializing in restructurings, business development, and strategic, financial, marketing and branding strategies. During their restructurings, he served as CEO of California Federal Bank and financial advisor to the franchisees of Long John Silver’s Restaurants. Mr. Arthur served as Executive Vice President and Chief Financial Officer for Sizzler Restaurants and Pinkerton Security; Vice President of Marketing for Mattel Toys; and also served in management roles for D’Arcy, Masius, Benton & Bowles Advertising and Procter and Gamble. Mr. Arthur has a B.A. degree from Johns Hopkins University and attended the Wharton Graduate School of Business. He also served on the board of directors of the Alzheimer’s Association.

John A. Coletta. Mr. Coletta joined us in September 2013 as Chief Financial Officer. Previously, Mr. Coletta served as the Chief Financial Officer of Quiznos, a quick-service restaurant chain from September 2012 to September 2013. Prior to that, he served as the Chief Financial Officer of Real Goods Solar/RGS Energy from March 2012 to September 2012. He served as global Chief Financial Officer of Cartridge World from October 2008 to August 2011 and President from September 2011 to January 2012. From April 1998 to July 2008, Mr. Coletta held various positions of increasing responsibility at Rock Bottom Restaurants, Inc., a multi-brand national restaurant chain, lastly serving as Chief Financial Officer and Executive Vice President. Mr. Coletta began his career with Arthur Andersen LLP. Mr. Coletta is a Certified Public Accountant and holds a B.S. degree in Accounting from Loyola Marymount University.

Emanuel P.N. Hilario. Mr. Hilario joined us in May 2010 as Chief Financial Officer. In July 2013, Mr. Hilario was appointed Chief Operations Officer. Previously, Mr. Hilario served as the Founder and Managing Director of Koios Path, LLC, a management advisory and consulting services company from May 2009 until May 2010. Prior to that, he served as Chief Financial Officer of McCormick & Schmick’s Seafood Restaurants, Inc. from April 2004 until May 2009 and was elected to their Board of Directors in May 2007 where he served as a Director until July 2009. From April 2000 to April 2004, Mr. Hilario held various positions lastly serving as Vice President and Chief Financial Officer of Angelo and Maxie’s, Inc., which was formerly known as Chart House Enterprises, Inc. Mr. Hilario began his career at McDonald’s Corporation. Mr. Hilario holds a B.S. degree in Commerce and Accounting from Santa Clara University.

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

Glenn Lunde. Mr. Lunde joined us in June 2013 as Chief Concept Officer. Previously, Mr. Lunde served as Chief Guest Officer for Panda Restaurant Group from November 2005 to May 2013, where he was responsible for marketing, product development and food safety/quality assurance. Prior to this, Mr. Lunde served as Senior Vice President, Chief Marketing Officer and Chief Concept Officer for Round Table Pizza, Inc., following eight years at Taco Bell. Mr. Lunde received a B.A. degree in economics from Stanford University and a Master’s Degree in Business from UCLA.

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

We, together with the rest of the restaurant industry, depend upon consumer discretionary spending. The recent recession and slow recovery, coupled with lay-offs, high unemployment rates, foreclosures, bankruptcies, falling home prices and other economic impacts, has affected consumers’ ability and willingness to spend discretionary dollars. In recent years, restaurants industry-wide have been adversely affected as a result of reduced consumer spending due to these and other factors. If the weak economy continues for a prolonged period of time or worsens, it could further reduce discretionary consumer spending, cause consumers to trade down to lower priced products within our restaurants, and/or shift to competitors with lower priced products, which in turn could reduce our guest traffic or average check. If negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis. Adverse changes in consumer discretionary spending could be affected by many different factors that are out of our control, including international, national and local economic conditions, any of which could harm our business prospects, financial condition, operating results and cash flows. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

Approximately 42% of our restaurants are concentrated in five main states and, as a result, we are sensitive to economic and other trends and developments in these states.

As of December 31, 2013, 358 of our restaurants were located in five states (California, Colorado, Florida, Illinois and Texas). As a result, we are particularly susceptible to adverse trends and economic conditions in these states, including their labor markets. Several of these markets have been particularly affected by the economic downturn and the timing and strength of any economic recovery is uncertain. Our geographic concentration increases vulnerability to general adverse economic and industry conditions and may have a disproportionate effect on our overall results of operations as compared to some of our competitors that may have less restaurant concentration. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in these states could have a material adverse effect on our business and operations, as could other regional occurrences such as local labor strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

Unsuccessful implementation of any or all of the initiatives of our business strategy, including opening new restaurants, could negatively impact our operations.

Our success depends in part on our ability to understand and satisfy the needs of our guests, franchisees and licensees. Our key strategies are to:

•	drive comparable store sales growth;

•	manage corporate margins; and

•	accelerate unit growth.

Our ability to achieve any or all of these initiatives is uncertain. Our success in expanding sales at company-owned restaurants through various sub-initiatives is dependent in part on our ability to offer value to consumers, attract new customers, predict and satisfy consumer preferences and our consumers’ ability to respond positively in a challenging economic environment. Our sub-initiatives may include: the promotion and offering of value to our customers through print or digital marketing, discounts, coupons, new menu offerings and the addition of targeted media to build awareness in certain markets, along with the continued broadening of our offerings across multiple dayparts; the improvement of our ordering and production systems; the expansion of our catering program; and the upgrade of our restaurants.

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

Our industry is highly competitive and there are many well-established competitors, some of which have substantially greater resources than we do. While we operate in the fast-casual segment of the restaurant industry, we also consider restaurants in the fast-food and full-service segments to be competitors. We believe that several of our competitors are focusing more on breakfast offerings and expanding their premium coffee and specialty beverage offerings. This could further increase competition in the breakfast daypart. In addition to current competitors, one or more new major competitors with substantially greater financial, marketing and operating resources could enter the market at any time and compete directly against us. Also, in virtually every major metropolitan area in which we operate or expect to enter, local or regional competitors already exist. This may make it more difficult to attract and retain guests or find potential franchisees and licensees.

Our success depends in large part on our continued ability to convince customers that food made with higher-quality ingredients, including our fresh-baked bagels, premium coffee, specialty beverages and made-to-order sandwiches, is worth the prices at our restaurants relative to lower prices offered by some of our competitors. Numerous factors including changes in consumer tastes and preferences often affect restaurants. Shifts in consumer preferences away from our menu items and/or the fast-casual style could have a material effect on our results of operations. Dietary trends, such as the consumption of food low in carbohydrate content have, in the past, and may, in the future, negatively impact our sales. Changes in our guests’ spending habits and preferences could have a material adverse effect on our sales. Our results will depend on our ability to respond to changing consumer preferences and tastes. In addition, recent local and state regulations mandating prominent disclosure of nutritional and calorie information may result in reduced demand for some of our products which could be viewed as containing too much fat or too many calories.

We have single suppliers and vendors for many of our key products and the failure of any of these suppliers or vendors to perform could harm our business.

We currently purchase our raw materials from various suppliers; and in some cases, we have selected a single supplier for a key product to take advantage of economies of scale. We have elected to purchase all of our cream cheese, sliced cheese and coffee products from single suppliers. Our frozen bagel dough is produced at our manufacturing facility in Whittier, California or is purchased from one supplier who uses our proprietary processes. Although to date we have not experienced significant difficulties with our suppliers, our choice to purchase most of our key ingredients from these suppliers subjects us to a number of risks, including possible delays or interruption in supplies, diminished control over quality and a potential lack of adequate raw material capacity. A significant disruption in the supply or degradation in the quality of the materials provided by our suppliers could have a material adverse effect on our business, operating results and financial condition until we select another supplier.

Distribution disruptions or other distribution issues could adversely affect our business and reputation.

We depend on our network of independent regional distributors to distribute frozen bagel dough, materials and other products to our company-owned, franchised and licensed restaurants. Any failure by one or more of our distributors to perform as anticipated, or any disruption in any of our distribution relationships for any reason, would subject us to a number of risks, including inadequate products delivered to our restaurants, diminished control over quality of products delivered, and increased operating costs to prevent delays in deliveries. Any of these events could harm our relationships with our franchisees or licensees, or diminish the reputation of our menu offerings or our brands in the marketplace. In addition, a negative change in the volume of products ordered from our distributors by our company-owned, franchised and licensed restaurants could increase our distribution costs. These risks could have a material adverse effect on our business, financial condition and results of operations.

Increased costs and distribution issues related to fuel and utilities could also materially impact our business and results of operations.

Increasing labor costs or labor discord could adversely affect our results of operations and cash flows.

We depend upon an available labor pool of associates, many of whom are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous increases have been made on federal, state and local levels to increase minimum wage levels. Many states have increased their minimum hourly wage rate above that of the federal rate with adjustments to many state rates effective in 2013 and 2014. Increases in the minimum wage may create pressure to increase the pay scale for our associates, which would increase our labor costs and those of our franchisees and licensees.

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

In March 2010, comprehensive health care reform legislation was passed and signed into law. Among other things, the health care reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions, eliminates annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business over the coming years, but our results of operations, financial position and cash flows could be materially affected.

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

Additionally, in the event of the destruction of products such as tomatoes, peppers or massive culling of specific animals such as salmon, chickens or turkeys to prevent the spread of disease, the supply and availability of ingredients may become limited. This could dramatically increase the price of certain menu items which could decrease sales of those items or could force us to eliminate those items from our menus entirely. All of these factors could adversely affect our business, reputation and financial results.

Failure to protect food supplies and adhere to food safety standards could result in food-borne illnesses and adversely affect our business.

We believe that food safety and reputation for quality is of significant importance to any company that, like us, operates in the restaurant industry. Food safety, including the prevention of tampering or contamination, is a focus of increased government regulatory initiatives at the local, state and federal levels.

Failure to protect our food supply or enforce food safety policies, such as proper food temperatures and adherence to shelf life dates, could result in food-borne illnesses and/or injuries to our guests. Also, our reputation of providing high quality food is an important factor in our guests choosing our restaurants. Whether or not traced to our restaurants or those of our competitors, instances of food borne illness or other food safety issues could reduce demand for certain or all of our menu offerings. If any of our guests become ill from consuming our products, the affected restaurants may be forced to close and we may be subject to legal liability. An instance of food contamination originating from one of our restaurants, our suppliers, or our manufacturing plant could have far-reaching effects, as the contamination, or the perception of contamination could affect substantially all of our restaurants. Publicity related to either product contamination or recalls may also injure our brand and may affect the selection of our restaurants by guests, franchisees and licensees based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees and licensees.

We face the risk of adverse publicity and litigation in connection with our operations.

We are from time to time the subject of complaints or litigation from our consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially negatively affect us and our brand, regardless of whether the allegations are valid or whether we incur any liability. In addition, third party and employee claims against us based on, among other things, alleged discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. There is also a risk of litigation from our franchisees and licensees. We have been subject to a variety of these and other claims from time to time in the past and a significant increase in the number of these claims or the number that are successful could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

We occupy our company-owned restaurants under long-term non-cancelable leases, and we may be unable to renew leases at the end of their lease periods or obtain new leases on acceptable terms.

We do not own any real property, and all of our company-owned restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to ten years with two three- to five-year renewal options. We believe leases that we enter into in the future will also likely be long-term and non-cancelable and have similar renewal options. Most of our leases provide that the landlord may increase the rent over the term of the lease, and require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. If we close a restaurant, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In some instances, we may be unable to close an underperforming restaurant due to continuous operation clauses in our lease agreements. Our obligation to continue making rental payments in respect of leases for closed or underperforming restaurants could have an adverse effect on our business and results of operations.

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

Our business is subject to seasonal fluctuations, as well as adverse weather conditions and natural disasters that may at times affect regions in which our company-owned, franchised and licensed restaurants are located, regions that produce raw ingredients for our restaurants, or locations of our distribution network. As a result of the seasonality of our business and our industry, our quarterly results have varied in the past, and we believe that our quarterly operating results will vary in the future. In addition, if adverse weather conditions or natural disasters such as fires and hurricanes affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs as well as increased food costs and delayed supply shipments, any of which would adversely affect our business. We could also experience shortages or delayed shipments at our restaurants if adverse weather or natural disasters affect our distribution network, which could adversely affect our restaurants and our business as a whole. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, many individuals choose to stay indoors. This impacts transaction counts in our restaurants and could adversely affect our business and results of operations.

The effects of hurricanes, fires, snowstorms, freezes and other adverse weather conditions are likely to affect the supply of and costs for raw ingredients and natural resources, near-term construction costs for our new restaurants and in our restaurants going forward. If we do not anticipate or react to changing costs of food and other raw materials by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

The impact on our business from terrorism (including cyber-terrorism or efforts to tamper with food supplies) could have an adverse impact on our brand and results of operations.

Any material failure, inadequacy, interruption or security failure of information technology could harm our ability to effectively operate our business.

We rely on information technology systems across our operations, including for management of supply chain, point-of-sale (“POS”) processing in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of products depends on the reliability and capacity of these systems. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and significant capital investments could be required to remediate the problem.

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

Our brands, which include our trademarks, service marks and other proprietary rights, are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our brands. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others, to prevent various challenges to our registrations or applications or denials of applications for the registration of trademarks, service marks and proprietary rights in the U.S. or other countries, or to prevent others from claiming violations of their trademarks and proprietary marks. In addition, others may assert rights in our trademarks, service marks and other proprietary rights or may assert that we are infringing rights they have in their trademarks, service marks, patents or other proprietary rights.

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

In general, under Section 382 of the Internal Revenue Code (“§382”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss (“NOL”) carryforwards to offset future taxable income. A corporation generally undergoes an “ownership change” when the stock ownership percentage (by value) of its “5 percent stockholders” increases by more than 50 percentage points over any three-year testing period. Greenlight, our largest stockholder, reduced its beneficial ownership in us from 63% as of January 1, 2013 to 38% as of December 31, 2013.

Due to transactions involving the sale or other transfer of our stock from the date of our last ownership change through the date of the latest secondary public offering of our common stock by Greenlight, and changes in the value of our stock during that period, any new offerings or transfers may result in an additional ownership change for purposes of §382 or significantly increase the likelihood that we will undergo an additional ownership change in the future (which could occur as a result of transactions involving our stock that are outside of our control). In such event, the occurrence of an additional ownership change would limit our ability to utilize approximately $75.1 million of our NOL carryforwards that are not currently subject to limitation, and could further limit our ability to utilize our remaining NOL carryforwards and possibly other tax attributes. Limitations imposed on our ability to use NOL carryforwards and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect, and could cause such NOL carryforwards and other tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards and other tax attributes to us and adversely affecting our future cash flow. Similar rules and limitations may apply for state income tax purposes as well.

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

Risk Factors Relating to Our Indebtedness

We may not be able to comply with certain debt covenants or generate sufficient cash flow to make payments on our debt or to pay dividends to our stockholders in the future.

Our current credit facility contains certain covenants, including certain financial covenants such as limitations on capital expenditures, maintenance of the business, use of proceeds from sales of assets and consolidated leverage and fixed charge coverage ratios as defined in the agreements. We are subject to multiple economic, financial, competitive, legal and other risks that are beyond our control and could harm our future financial results. Any adverse effect on our business or financial results could affect our ability to maintain compliance with our debt covenants, and any failure by us to comply with these covenants could result in an event of default. If we were to default under our covenants and such default were not cured or waived, our indebtedness could become immediately due and payable, which could render us insolvent.

We have $107.0 million in debt as of December 31, 2013. In addition, we may, subject to certain restrictions, incur substantial additional indebtedness in the future. Our debt, among other things, could:

•	make it difficult for us to satisfy our debt service and other obligations under our indebtedness;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

•	increase our vulnerability to downturns in our business or the economy generally;

•	increase our vulnerability to volatility in interest rates; and

•	limit our ability to withstand competitive pressures from our less leveraged competitors.

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

A “change of control” of the Company under our Senior Credit Facility would require us to amend our current credit facility or obtain a waiver thereunder.

Our credit agreement contains customary provisions regarding an event of default in the event of a “change in control” of the Company, which includes a person or group of related persons (other than Greenlight) acquiring beneficial ownership or voting control over 30% or more of our outstanding common stock. In the event of a transaction that resulted in another person or group of related persons acquiring such a position in our stock, we would be required to obtain such an amendment or waiver from our lenders to avoid an event of default thereunder. We are not aware of any pending or contemplated transaction as a result of which a person or group of related persons would acquire sufficient beneficial ownership or voting control of our common stock to trigger a “change in control” as defined in the Senior Credit Facility. There can be no assurance, however, that such a change of control will not occur in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our Properties

Our headquarters, manufacturing facility and all of our restaurants are located on leased premises. Lease terms are usually 5 to 10 years, with two or three 5-year renewal option periods, for total lease terms that average 10 to 20 years. The average company-owned restaurant is 1,800 to 2,500 square feet in size with 30 to 40 seats and is generally located in a neighborhood or regional shopping center. As of December 31, 2013, leases for twenty-one restaurants are set to expire within the next twelve months and most of these leases contain a renewal option, usually with modified pricing terms to reflect current market rents. We expect to close eight to twelve company-owned restaurants over the next three years in connection with the expiration of those leases. In 2014, we expect seven to ten restaurant units to relocate, which will generally be within five miles or within a six minute drive of the original location. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. As of December 31, 2013, there are four stores that are currently closed but that we intend to relocate, and are thus considered to be temporarily closed.

Information with respect to our headquarters and manufacturing facility is presented below:

Location	Facility	Square Feet	Lease Expiration
Lakewood, Colorado	Headquarters, Support Center, Test Kitchen	44,574	12/31/2022
Whittier, California	Manufacturing Facility	54,640	11/30/2018

Our Current Restaurants

As of December 31, 2013, we owned and operated, franchised or licensed 852 restaurants. Our current base of company-owned restaurants includes 393 Einstein Bros. restaurants, 59 Noah’s restaurants and 6 Manhattan Bagel restaurants. Also, we franchise 67 Manhattan Bagel restaurants and 47 Einstein Bros. restaurants, and license 280 Einstein Bros. restaurants. We believe that our properties are suitable, adequate, well-maintained and sufficient for our operations.

The following table details our restaurant openings and closings for fiscal 2013 for all brands:

	Company Owned	Franchised	Licensed	Total
Beginning balance - January 1, 2013	461	97	258	816
Opened restaurants	10	14	37	61
Closed restaurants	(10)	—	(15)	(25)
Refranchising, net	(3)	3	—	—

Ending balance - December 31, 2013	458	114	280	852

As of December 31, 2013, our company-owned facilities, franchisees and licensees operated in 42 states and in the District of Columbia as follows:

Location	Company	Franchise	License	Total
Alabama	0	0	5	5
Arizona	30	2	5	37
Arkansas	0	2	2	4
California	83	6	13	102
Colorado	37	2	8	47
Connecticut	0	1	3	4
Delaware	1	3	1	5
District of Columbia	1	0	7	8
Florida	53	5	23	81
Georgia	17	1	12	30
Idaho	0	0	3	3
Illinois	32	3	11	46
Indiana	11	1	2	14
Iowa	0	0	1	1
Kansas	6	0	2	8
Kentucky	0	0	7	7
Louisiana	0	0	6	6
Maryland	12	0	8	20
Massachusetts	2	0	5	7
Michigan	15	0	10	25
Minnesota	5	0	5	10
Mississippi	0	0	5	5
Missouri	13	0	10	23
Montana	0	1	0	1
Nevada	16	1	4	21
New Hampshire	1	0	0	1
New Jersey	5	30	1	36
New Mexico	5	2	4	11
New York	5	0	2	7
North Carolina	0	4	14	18
Ohio	9	0	12	21
Oklahoma	0	3	1	4
Oregon	10	1	2	13
Pennsylvania	4	28	7	39
South Carolina	0	0	8	8
South Dakota	0	0	4	4
Tennessee	0	6	9	15
Texas	40	8	34	82
Utah	19	0	0	19
Vermont	0	0	1	1
Virginia	9	4	14	27
Washington	7	0	5	12
Wisconsin	10	0	4	14

	458	114	280	852

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
Fiscal 2013:
First Quarter	$15.25	$12.27
Second Quarter	$15.44	$13.08
Third Quarter	$17.77	$14.81
Fourth Quarter	$18.30	$14.46

	High	Low
Fiscal 2012:
First Quarter	$15.44	$13.75
Second Quarter	$17.75	$13.63
Third Quarter	$18.58	$13.94
Fourth Quarter	$18.58	$11.45

As of February 21, 2014, there were approximately 230 holders of record of our common stock. This number does not include individual stockholders who own common stock registered in the name of a nominee under nominee security listings.

As permitted by our credit facility, described in further detail in Item 7, our Board of Directors (the “Board”) declared quarterly dividends to common stockholders totaling $8.5 million and $8.8 million during fiscal 2012 and 2013, respectively.

On May 3, 2012, we announced that our Board authorized a review of strategic alternatives to the Company, including a possible business combination or sale, to maximize value for all stockholders. On December 6, 2012, we announced that our Board had completed its review and elected to recapitalize the Company by amending our existing credit facility and declaring a one-time special cash dividend of $4.00 per share ($68.8 million in total) payable to stockholders of record as of the close of business on December 17, 2012. The dividend was paid on December 27, 2012.

It is the current expectation of our Board that we will continue to pay a quarterly cash dividend, at the discretion of the Board, dependent on a variety of factors, including available cash and the overall financial condition of the Company. As a Delaware corporation, we are also limited by Delaware law as to the payment of dividends. On January 22, 2014, the Board declared a cash dividend on our common stock in the amount of $0.13 per share, payable on April 15, 2014, to stockholders of record as of March 3, 2014.

Performance Graph

The performance graph below covers the fiscal five-year period from December 31, 2008 through December 31, 2013. The graph compares the total return of our common stock (BAGL) to our current peer group of companies (PGI) and the NASDAQ Composite Index. We believe that the selected PGI represents our competitive peer group as the included companies are multi-concept restaurant companies with a similar organizational structure and have a sufficient period of operating history for continuous inclusion in the PGI.

	Measurement period - five years (1) (2)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2009	2010	2011	2012	2013
BAGL	$100.00	$182.60	$257.18	$292.27	$325.97	$400.55
PGI (3)	$100.00	$129.21	$178.69	$221.37	$268.89	$347.68
NASDAQ	$100.00	$147.57	$171.72	$170.81	$194.72	$269.34

(1)	Assumes all distributions to stockholders are reinvested on the payment dates.
(2)	Assumes $100 initial investment on December 30, 2008 in BAGL, the PGI, and the NASDAQ Composite Index.
(3)	The PGI is a price-weighted index. The index includes:

•	AFC Enterprises, Inc. (Popeyes Chicken and Biscuits restaurant chain)
•	Jack in the Box Inc.
•	Panera Bread Company
•	Sonic Corp.
•	Starbucks Corporation
•	The Wendy’s Company (Wendy’s restaurant chain)
•	YUM! Brands, Inc. (KFC, Pizza Hut and Taco Bell restaurant chains)

ITEM 6.	SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8 - “Financial Statements and Supplementary Data”. The data shown below is not necessarily indicative of results to be expected for any future period.

	Fiscal Year
	2009 (52 weeks)	2010 (52 weeks)	2011 (53 weeks)	2012 (52 weeks)	2013 (52 weeks)
	(in thousands, except per share data and as otherwise indicated)
Selected Statements of Operations Data:
Revenues	$408,562	$411,711	$423,595	$427,006	$434,481
Cost of goods sold	108,024	106,011	112,002	106,925	109,122
Labor costs	113,441	108,813	110,467	111,784	113,849
Rent and related expenses	40,406	39,691	40,277	41,993	44,233
Other operating costs	37,384	37,696	39,092	40,320	42,962
Marketing costs	4,527	9,794	9,796	11,380	10,906
Manufacturing and commissary costs	26,573	25,566	30,441	24,236	24,779
General and administrative expenses	35,442	38,484	36,774	39,569	40,350
Depreciation and amortization	16,627	17,769	19,259	19,707	18,203
Pre-opening costs	496	370	265	1,115	1,075
Restructuring expenses	—	477	1,099	480	—
Strategic alternatives expenses	—	—	—	3,677	—
Other operating (income) expenses, net (1)	(93)	(531)	(395)	1,592	1,138
Impairment charges and other related costs	818	—	—	—	—

Income from operations	24,917	27,571	24,518	24,228	27,864
Interest expense, net (2)	6,114	5,135	3,357	3,384	5,970
Write-off of debt issuance costs upon redemption of term loan	—	929	—	—	—
Adjustment for Series Z Modification	—	966	—	—	—

Income before income taxes	18,803	20,541	21,161	20,844	21,894
(Benefit) provision for income taxes	(71,560)	9,918	7,958	8,103	7,329

Net income	$90,363	$10,623	$13,203	$12,741	$14,565

Less: Additional redemption on temporary equity	—	(387)	—	—	—
Add: Accretion of premium on Series Z preferred stock	—	1,072	—	—	—

Net income available to common stockholders	$90,363	$11,308	$13,203	$12,741	$14,565

Per share data:
Weighted average number of common shares outstanding—
Basic	16,175,391	16,532,420	16,629,098	16,935,018	17,373,396
Diluted	16,526,869	16,804,726	16,880,321	17,217,180	17,813,397
Net income available to common stockholders per share—
Basic	$5.59	$0.68	$0.79	$0.75	$0.84
Diluted	$5.47	$0.67	$0.78	$0.74	$0.82
Cash dividend declared per common share	$—	$0.125	$0.375	$4.500	$0.505
Other Data:
Capital expenditures (3)	$16,898	$16,597	$18,242	$24,046	$19,592
Percent change in system-wide comparable store sales (3)	-2.4%	+0.3%	+0.4%	+1.0%	-0.3%
Percent change in company-owned restaurant comparable store sales (3)	-3.4%	-0.4%	0.0%	+0.9%	-0.6%

(1)	Other operating (income) expenses, net is normally comprised of acquisition costs and gains/losses on fixed asset dispositions. Other items that may be recorded in this line item include: employee wage settlements, gains/losses on restaurant refranchisings, gains on insurance proceeds received or other non-routine operating items.
(2)	Net interest expense can be comprised of interest paid or payable in cash, Series Z additional redemption amounts, and non-cash interest expense resulting from the amortization of debt discounts, notes paid-in-kind, debt issuance costs and the amortization of warrants issued in connection with debt financings and interest income from our money market cash accounts.
(3)	Comparable store sales represent sales at restaurants open for six fiscal quarters that have not been closed during the current year. System-wide comparable store sales represent all eligible stores that are company-owned, franchised or licensed. Company-owned restaurant comparable store sales only include company-owned restaurants. Comparable store sales exclude sites that are temporarily closed.

	As of:
	December 29, 2009	December 28, 2010	January 3, 2012	January 1, 2013	December 31, 2013
	(in thousands, except “other data” as indicated)
Selected Balance Sheet Data:
Cash and cash equivalents	$9,885	$11,768	$8,652	$17,432	$5,982
Property, plant and equipment, net	58,682	56,663	59,017	63,013	64,229
Total assets	213,258	205,067	204,732	213,613	198,254
Short-term debt and current portion of long-term debt	5,234	7,500	7,500	5,000	3,750
Mandatorily redeemable Series Z preferred stock, $.001 par value, $1,000 per share liquidation value	32,194	—	—	—	—
Senior notes and other long-term debt, net of discount	74,553	80,200	66,700	131,700	103,250
Total stockholders’ equity	64,323	77,386	87,813	27,507	38,959
Other Data:
Number of locations at end of period	683	733	773	816	852
Franchised and licensed	255	302	333	355	394
Company-owned and operated	428	431	440	461	458

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We have a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2012 and 2013 ended on January 1, 2013 and December 31, 2013, respectively, and each contained 52 weeks. Fiscal year 2011 ended on January 3, 2012 and contained 53 weeks. Comparable store sales percentages presented for fiscal 2011 in this Item 7 are calculated excluding the 53rd week.

Overview

We are the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As a leading fast-casual restaurant chain, our restaurants specialize in high-quality foods for breakfast, lunch and afternoon snacks in a bakery-café atmosphere with a neighborhood emphasis. Our product offerings include fresh bagels and other bakery items baked on-site, made-to-order sandwiches on a variety of bagels, breads or wraps, gourmet soups and salads, assorted pastries, premium coffees and an assortment of snacks. Our manufacturing operations and network of independent distributors deliver high-quality ingredients to our restaurants.

This Overview will review 2013 Highlights and Trends and provide a 2014 Outlook.

2013 Highlights and Trends

Our results for 2013 reflect the continued soundness of our business model, the underlying strength of our brands and the talent and dedication of our employees. We continued to focus on our key strategies and tactics which are to:

•	Drive same-store sales growth;

•	Manage and enhance corporate margins through supply chain, manufacturing and store level efficiency; and

•	Accelerate unit growth primarily through franchise and license expansion. We opened a record 61 restaurants in 2013.

For fiscal 2013, our system-wide and company-owned comparable store sales were -0.3% and -0.6%, respectively, with a quarterly distribution as follows:

	Q1	Q2	Q3	Q4	Year
System-wide comparable sales	-0.6%	+0.7%	-1.4%	+0.1%	-0.3%
Company-owned comparable sales	-1.0%	+0.4%	-1.4%	-0.5%	-0.6%

While system-wide transaction decline was -2.4% for fiscal 2013, the fourth quarter posted a transaction decline of only -1.0%. During fiscal 2013, we focused on stimulating comparable transactions by improving our value layer deals coupled with innovative features on our premium sandwiches. Average check increased +2.1% for fiscal 2013 on a system-wide basis.

Our focus on our online ordering system, online search engine and online marketing resulted in growth of our catering business by approximately 18%. Our catering business now makes up approximately 9% of our company-owned restaurant revenues. Coffee and blended beverage sales also represent approximately 9% of our menu mix and continue to grow.

Our margin as a percentage of restaurant revenues declined at our company-owned restaurants by 1.5% primarily due to sales deleveraging. Our prime costs (combined costs of sales and total labor) increased 0.6% to

57.4% of company-owned restaurant sales as a result of our investment in value-driven discounting. Our marketing expenses declined 0.2% to 2.8% of company-owned restaurant sales.

Revenues from our manufacturing facility grew by $2.5 million, or 8.2%, to $33.6 million as a result of additional sales to our third-party wholesalers and additional sales to our franchisees and licensees. Gross margin increased 29.5% to $8.8 million on the strength of incremental sales.

We again made progress in balancing our unit portfolio toward our goal of having at least 50% of our system-wide units being franchise and license units. The proportion of units opened in our franchise and license channels was approximately 84% of total openings in 2013 as we opened 51 franchise and license units in addition to 10 company-owned restaurants during fiscal 2013. Total net units increased in fiscal 2013 to 852 from 816 at the end of fiscal 2012, with 46% being franchised and licensed units, up from 43% at the end of fiscal 2012. Thus far in fiscal 2014, we have opened eight licensed units and two franchised units.

Our Recapitalization – Fiscal 2012 and 2013

In 2012, our Board authorized a review of strategic alternatives to maximize value for all stockholders. This review was initiated in May and culminated in December with a recapitalization of the Company, including the payment of a one-time special cash dividend of $4.00 per share of common stock on December 27, 2012.

The recapitalization included the amendment and restatement of the Company’s existing Senior Credit Facility, which consists of a Term Loan A and a revolver with a syndicate of banks (“Senior Credit Facility”). The amendment and restatement of the Senior Credit Facility increased the Company’s Term Loan A from $75 million to $100 million, increased the revolver availability from $50 million to $75 million, and extended the maturity date from December 20, 2015 to December 6, 2017. The additional borrowing capacity was used to fund the one-time special dividend of $68.1 million, as well as our ongoing quarterly dividends, working capital needs, capital expenditures, and other general corporate purposes.

On June 27, 2013, the Facility was further amended and restated to lower its applicable interest rate and extend its maturity date without increasing its borrowing capacity. The Senior Credit Facility matures on June 6, 2018. We have also entered into two cash flow hedges in an effort to mitigate our variable interest rate risk. For a complete description of the terms for the Senior Credit Facility and our cash flow hedges, see Note 8 and Note 9, respectively, to our consolidated financial statements set forth in Item 8 of this Form 10-K.

Secondary Offering

As of December 31, 2013, Greenlight beneficially owned approximately 38% of our common stock. This represents a decrease from Greenlight’s beneficial ownership of approximately 63% as of January 1, 2013. In August 2013, Greenlight sold 1.5 million shares of our stock in a secondary offering. In November 2013, Greenlight sold an additional 2.5 million shares of our stock in another secondary offering. As a result of these transactions, we are no longer a controlled company. We did not receive any proceeds from these sales of shares and all costs associated with this transaction were charged to Greenlight.

2014 Outlook

Our execution plan to grow comparable store sales includes:

•	Building traffic by:

•	Promoting innovative and effective value

•	Enhance our healthy options

•	Focusing on fresh baked bagels and beverage innovation

•	Delivering relevant, reliable and valuable guest experiences

•	Building average check through bulk bagels, and accelerating catering growth

•	Increasing media and brand awareness with a balanced approach of local (“grass roots”) and mass marketing:

•	Local brand activation

•	Directional outdoor and radio support

•	Digital marketing/social media

We expect that our catering channel will benefit from new initiatives in fiscal 2014 that include an enhanced call center, expanded search engine marketing, utilization of sales coordinators in smaller markets and database activation.

Our plan is to improve corporate margins by focusing on strategic contract renegotiations, distribution optimization, improving packaging quality and costs, and improving marketing and construction materials purchases.

Our emphasis on acceleration of unit growth includes the opening of 75 to 85 units in 2014. We will seek to accomplish this objective by continuing to focus on a franchise first growth model, asset light unit economics, penetration into new key channels and opportunistic refranchising and acquisition efforts. We see refranchising our units as an opportunity to attract high quality franchisees that will support our accelerated growth initiatives.

The airport channel currently consists of sixteen licensed locations with an average unit volume of $1.9 million and a total of $24.3 million in sales for 2013, on which we receive a royalty. We opened units in Dallas/Fort Worth, Denver, San Diego and Atlanta in fiscal 2013 and were recently awarded additional locations in the San Diego, Atlanta, La Guardia (New York), Miami and San Jose (California) airports.

We currently have a robust pipeline of existing franchise development agreements and new license locations. As of February 21, 2014, we have 27 development agreements in place for 186 total restaurants, 47 of which have already opened. Based upon the development agreements, we expect the remaining 139 new restaurants will open on various dates through 2021.

We expect to spend between $24 million and $26 million in capital expenditures in 2014 which includes the opening of company-owned restaurants and the relocation of additional company-owned restaurants. We also intend to deploy our capital into areas such as the remodeling or refreshing of existing stores, installing drive-thru lanes and adding new exterior signage at certain locations.

Our free cash flow is expected to continue to provide us with the financial resources to execute on our fiscal 2014 plan, including the continued servicing of our elevated level of debt.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this filing, we have provided certain non-GAAP financial information, including non-GAAP total revenues excluding the extra week in fiscal 2011; adjusted earnings before interest, taxes, depreciation and amortization, restructuring expenses, strategic alternative expenses, and other operating expenses/income (“Adjusted EBITDA”); net income adjusted for the extra 53rd week in fiscal 2011, restructuring expenses, strategic alternatives expense, incremental interest expense on additional credit facility borrowings and other operating expenses/income (“Adjusted Net Income”); earnings per share adjusted for the extra 53rd week in fiscal 2011, restructuring expenses, strategic alternatives expense, incremental interest expense on additional credit facility borrowings and other operating expenses/income (“Adjusted Net Income Per Share”); and “Free Cash Flow”, which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, the Board uses this non-GAAP financial information to evaluate the performance of the Company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definitions of these terms based on historical activity. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 31, 37, 42 and 46.

We include in this report information on system-wide comparable store sales percentages. Restaurants included in our comparable store sales percentages include those restaurants in operation for a full six fiscal quarters. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the Company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, relocations, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable store sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include the restaurant in our open store count, but exclude its sales from our comparable store sales. As of December 31, 2013, there are four stores that are currently closed but that we intend to relocate, and are thus considered to be temporarily closed.

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

Results of Operations for Fiscal 2013 as compared to Fiscal 2012

Financial Highlights

•

Total revenues increased $7.5 million, or 1.8%, which was driven by an increase in company-owned restaurant revenue of $3.6 million, an increase of $3.0 million from our manufacturing operations and an increase in franchise and license related revenue of $1.3 million, partially offset by a decline in revenue of $0.5 million from commissaries that were closed by the end of the first quarter of fiscal 2012.

	Fiscal Year Ended		Increase/ (Decrease)
	January 1, 2013	December 31, 2013	2013 vs. 2012
	(in thousands)
Revenues:
Company-owned restaurant sales	$384,783	$388,362	0.9%
Manufacturing and commissary revenues	31,037	33,585	8.2%
Franchise and license related revenues	11,186	12,534	12.1%

Total revenues	427,006	434,481	1.8%

•

System-wide comparable store sales decreased -0.3%, primarily due to a company-owned comparable store sales decrease of -0.6%. During fiscal 2013, we focused on stimulating comparable transactions by improving our value layer deals coupled with innovative features on our premium sandwiches. While we faced challenging economic headwinds in fiscal 2013, we believe that the investment in value and additional discounting had a positive impact on transactions for the year and that we are well positioned for fiscal 2014.

•

Our overall gross margin (excluding depreciation and amortization) for fiscal 2012 was $88.6 million for fiscal 2013, a decrease of 1.9%. We attribute this decrease to the deleveraging of company-owned restaurant costs resulting from our investment in discounting.

	Fiscal Year Ended		Increase/ (Decrease)
	January 1, 2013	December 31, 2013	2013 vs. 2012
	(in thousands)
Total revenues	$427,006	$434,481	1.8%
Company-owned restaurant costs	312,402	321,072	2.8%
Manufacturing and commissary costs	24,236	24,779	2.2%

Gross Margin	$90,368	$88,630	(1.9%)

•

Interest expense increased $2.6 million due to an increase of $50.6 million in our average debt balance and a 0.4% increase in our weighted average interest rate. In fiscal 2012, we funded a special dividend through an amendment of our Senior Credit Facility.

•	Net income was $14.6 million for fiscal 2013, an increase of 14.3% from net income of $12.7 million for fiscal 2012.

•

Diluted earnings per share (“EPS”) were $0.82 for fiscal 2013 compared to $0.74 in fiscal 2012. The increase in diluted EPS is primarily due to an increase in earnings from operations and the elimination of one-time expenses incurred in fiscal 2012 towards a strategic alternatives review process and restructuring, partially offset by an increase in interest expense in fiscal 2013 resulting from a higher amount of third party debt incurred for the funding of a special dividend in fiscal 2012. Diluted EPS for fiscal 2012 was impacted by approximately $0.15 per share for strategic alternative transaction expenses and restructuring charges. For fiscal 2013, increased interest expense impacted diluted EPS by approximately $0.10 per share.

•

Adjusted EBITDA was $47.2 million for fiscal 2013, a decrease of 5.0% from Adjusted EBITDA of $49.7 million for fiscal 2012. In fiscal 2012, we expensed $3.7 million towards the strategic alternatives review process. We did not incur similar costs in fiscal 2013.

Consolidated Results – Fiscal 2013 vs Fiscal 2012

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)
	January 1, 2013	December 31, 2013	2013 vs. 2012
Revenues	$427,006	$434,481	1.8%
Cost of sales	336,638	345,851	2.7%
Operating expenses	66,140	60,766	(8.1%)

Income from operations	24,228	27,864	15.0%
Interest expense, net	3,384	5,970	76.4%

Income before income taxes	20,844	21,894	5.0%
Total provision for income taxes	8,103	7,329	(9.6%)

Net income	$12,741	$14,565	14.3%
Adjustments to net income:
Interest expense, net	3,384	5,970	76.4%
Provision for income taxes	8,103	7,329	(9.6%)
Depreciation and amortization	19,707	18,203	(7.6%)
Restructuring expenses	480	—	* *
Strategic alternatives expenses	3,677	—	* *
Other operating expenses, net	1,592	1,138	(28.5%)

Adjusted EBITDA	$49,684	$47,205	(5.0%)

**	Not meaningful

To stimulate transaction growth in fiscal 2013, we concentrated on value bundling to our customers. Our discounting, which is recorded against revenue, increased $7.7 million from fiscal 2012. While fiscal 2013 proved to be challenging, we believe that this investment in discounting has had a positive impact on transaction growth for the year and that we are well positioned for fiscal 2014. Strong third-party sales from our manufacturing operation and an increase in comparable store sales from our franchise and license operations of +0.4% helped mitigate the impact of this discounting at our company-owned restaurants.

Our income from operations increased by $3.6 million in fiscal 2013 to $27.9 million primarily as a result of the reversing effect of expenses incurred with the strategic alternatives review process we undertook in 2012, improved manufacturing results and increased franchise and license revenue, partially offset by a decline in operations at our company-owned restaurants resulting from the deleveraging of costs associated with our investment in discounting.

Net income was $14.6 million for fiscal 2013, an increase of $1.8 million, or 14.3%, from fiscal 2012. We attribute this increase to an improvement in overall income from operations, the reversing effect of one-time expenses related to the strategic alternatives review process incurred by us in fiscal 2012 and a lower effective tax rate, partially offset by increased interest expense due primarily to a larger amount of debt in fiscal 2013.

Company-Owned Restaurant Operations

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	January 1, 2013	December 31, 2013	2013 vs. 2012	January 1, 2013	December 31, 2013
Company-owned restaurant sales	$384,783	$388,362	0.9%
Percent of total revenues	90.1%	89.4%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$106,925	$109,122	2.1%	27.8%	28.1%
Labor costs	111,784	113,849	1.8%	29.0%	29.3%
Rent and related expenses	41,993	44,233	5.3%	10.9%	11.4%
Other operating costs	40,320	42,962	6.6%	10.5%	11.1%
Marketing costs	11,380	10,906	(4.2%)	3.0%	2.8%

Total company-owned restaurant costs	$312,402	$321,072	2.8%	81.2%	82.7%

Total company-owned restaurant gross margin	$72,381	$67,290	(7.0%)	18.8%	17.3%

In fiscal 2013, we opened ten restaurants, acquired three restaurants from a franchisee, closed ten restaurants and sold six restaurants to franchisees.

Company-owned restaurant sales for fiscal 2013 increased $3.6 million. We attribute this increase to net incremental revenue of $3.9 million from new company-owned restaurants opened in 2013, $6.9 million from stores opened in fiscal 2012 that are not yet eligible to be included in our comparable store base and $0.4 million from stores we acquired from franchisees, partially offset by a $2.8 decline in year-over-year sales at restaurants closed during 2013, a $3.3 million decline in year-over-year sales from restaurants that were sold to franchisees and a decline in company-owned comparable store sales.

Company-owned comparable store sales decreased -0.6% in fiscal 2013. The decrease in company-owned comparable store sales is due to a decrease in transactions (-2.7%) and the impact of discounting (-1.9%), partially offset by an increase from pricing (+0.9%) and a shift in product mix (+3.1%). We took two price increases in fiscal 2013, totaling approximately 1.4%.

Comparable store sales for our company-owned restaurants for each quarter in fiscal 2012 and 2013 were as follows:

	Fiscal 2012	Fiscal 2013	Change
First Quarter	+1.1%	-1.0%	-2.1%
Second Quarter	+1.2%	+0.4%	-0.8%
Third Quarter	+0.2%	-1.4%	-1.6%
Fourth Quarter	+1.1%	-0.5%	-1.6%
Annual	+0.9%	-0.6%	-1.5%

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, increased 150 basis points primarily due to our investment in discounting, minimum wage increases and the initial ramp up of 21 stores opened since the start of the fourth quarter 2012. Our prime costs, consisting of costs of goods sold and labor costs, increased 60 basis to 57.4% of company-owned restaurant revenues.

As a percentage of company-owned restaurant sales, we saw an increase in our food costs from 27.8% for fiscal 2012 to 28.1%. The following items affected the comparability of our cost of sales for fiscal 2013 compared to fiscal 2012:

Cost of Goods Sold - 2012		27.8%
Inflation	0.2%
Investment in value and discounting	0.6%
Shift in product mix	0.1%
Savings from initiatives ($1.1 million)	(0.3%)
Price increases	(0.3%)	0.3%

Cost of Goods Sold - 2013		28.1%

As of December 31, 2013, we have secured price protection on the following commodity needs for fiscal 2014:

Commodity	% Locked
Coffee	92%
Wheat	100%
Butter	84%
Class III Milk	100%

We anticipate overall inflation to be in the range of 1.0% to 2.0% for fiscal 2014.

As a percentage of company-owned restaurant sales, labor costs increased by 30 basis points to 29.3% in fiscal 2013, primarily due to deleveraging of costs resulting from our investment in discounting, new stores and larger insurance claims, partially offset by a decrease in variable incentive compensation.

As a percentage of company-owned restaurant sales, rent and related expenses increased by 50 basis points to 11.4% in fiscal 2013, primarily due to unit growth, rent increases on renegotiated leases and related increases in property taxes.

As a percentage of company-owned restaurant sales, other operating costs increased by 60 basis points to 11.1% in fiscal 2013, primarily due to increased utility charges, increased store supply expenditures and increased bank charges.

Gross margin for our company-owned restaurant segment decreased in fiscal 2013 by $5.1 million, or 7.0%, to $67.3 million. We attribute this to sales deleveraging resulting from our investment in discounting.

Manufacturing and Commissary Operations

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	January 1, 2013	December 31, 2013	2013 vs. 2012	January 1, 2013	December 31, 2013
Manufacturing and commissary revenues	$31,037	$33,585	8.2%
Percent of total revenues	7.3%	7.7%
Manufacturing and commissary costs (exclusive of depreciation and amortization)	$24,236	$24,779	2.2%	78.1%	73.8%

Total manufacturing and commissary gross margin	$6,801	$8,806	29.5%	21.9%	26.2%

We closed all five of our commissaries by the end of the first quarter 2012. Sales that were previously made to our franchisees and licensees by the commissaries are now being handled directly through our distributors. Cost savings resulting from the closures of our commissaries and other initiatives continue to have a significant positive impact on our margins.

On a year-to-date basis, sales from our manufacturing facility grew by $3.0 million, or 10.2%, to $33.6 million as a result of additional sales to our wholesalers and additional third party franchise and licensee sales when compared to the same period last year. This increase was partially offset by a decrease in commissary revenues of $0.5 million, a direct result of the commissary closures.

Franchise and License Operations

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)
	January 1, 2013	December 31, 2013	2013 vs. 2012
Franchise and license related revenues	$11,186	$12,534	12.1%
Percent of total revenues	2.6%	2.9%
Number of franchise and license restaurants	355	394

Franchise and license revenue improved by $1.3 million, or 12.1% from fiscal 2012, primarily the result of increased comparable store sales, continued unit development and an increase in initial franchise and license fee revenue recorded on unit openings. Franchise and license comparable store sales were +0.4% for the fiscal year ended December 31, 2013. In fiscal 2013, we opened 37 licensed locations and 14 franchised locations, including our first restaurants in Montana, Vermont and Iowa. As of February 21, 2014, we have 27 development agreements in place for 186 total restaurants, 47 of which have already opened. Based upon the development agreements, we expect the remaining 139 new restaurants will open on various dates through 2021.

Corporate Support

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	January 1, 2013	December 31, 2013	2013 vs. 2012	January 1, 2013	December 31, 2013
General and administrative expenses	$39,569	$40,350	2.0%	9.3%	9.3%
Depreciation and amortization	19,707	18,203	(7.6%)	4.6%	4.2%
Pre-opening expenses	1,115	1,075	(3.6%)	0.2%	0.2%
Restructuring expenses	480	—	* *	0.1%	0.0%
Strategic alternatives expense	3,677	—	* *	0.9%	0.0%
Other operating expenses, net	1,592	1,138	(28.5%)	0.4%	0.3%

Total operating expenses	$66,140	$60,766	(8.1%)	15.6%	14.0%
Interest expense, net	3,384	5,970	76.4%	0.8%	1.4%
Provision for income taxes	8,103	7,329	(9.6%)	1.9%	1.7%

**	Not meaningful

As a percentage of revenues, our total general and administrative expenses remained flat at 9.3% in fiscal 2013. On May 3, 2012, we announced that our Board authorized a review of strategic alternatives to maximize value for all stockholders. The review was completed on December 6, 2012. During the review period, we had a number of open corporate support positions that remained open. Upon completion of the review, we filled the majority of these vacant positions. While this resulted in an increase to our base compensation (including payroll taxes) of $0.8 million, our performance incentive compensation decreased $1.7 million from fiscal 2012 as we reached a lower bonus threshold in fiscal 2013 than we did in fiscal 2012. This decrease was offset by increased professional fees and travel charges. We expect general and administrative expenses for fiscal 2014 to be approximately $10.5 million to $11.5 million per quarter.

Depreciation and amortization expenses decreased $1.5 million, or 7.6%. This decrease is primarily due to three and five year equipment becoming fully depreciated and the write-off of fixed assets relating to store closures. Based on our current planned purchases of capital assets, our existing base of assets and our projections for new purchases of fixed assets, we believe depreciation expense for fiscal 2014 will be in the range of $16.0 million to $18.0 million.

Pre-opening expenses, which include rent, wages, marketing, food and other restaurant operating costs, remained flat. We estimate pre-opening expenses to be approximately $65,000 to $75,000 per new Company-owned restaurant.

We incurred an additional $0.5 million of restructuring expenses in fiscal 2012 related to the closure of our five commissaries. All of our commissaries were closed by the end of the first quarter 2012.

In fiscal 2012, we expensed approximately $1.2 million for an employee benefit settlement. We also incurred $0.1 million in acquisition costs in fiscal 2012 towards the purchase of seven restaurants from our franchisees. In fiscal 2013, we recorded losses of $1.3 million on the closure of six company-owned restaurants. We also expensed approximately $0.8 million for an employee wage settlement and approximately $0.4 million of losses on the retirement of fixed assets. These expenses were offset by gains of approximately $1.3 million as we sold five existing restaurants to a franchisee in Pittsburgh, Pennsylvania and one restaurant to a franchisee in Fairfield, Connecticut. These items are recorded as components of other operating expenses, net on our consolidated statements of income and consolidated income.

Interest expense, net has increased in fiscal 2013 due to additional borrowings and an increase in our weighted average interest rate. Our average debt balance increased from $75.1 million for fiscal 2012 to $125.7 million for fiscal 2013. Our weighted average interest rate for fiscal 2013 was 3.8% compared to 3.4% for fiscal 2012. We amended our Senior Credit Facility in June 2013. This amendment reduced the applicable margin on Eurodollar and base rate loans by 75 basis points. This amendment, combined with our consolidated leverage rate, resulted in a weighted average interest rate of 3.1% as of December 31, 2013. Subject to pay-downs of the revolving credit facility, we estimate interest expense to be in the range of $4.5 million to $5.0 million for fiscal 2014.

The components of our provision for income taxes were as follows:

	Fiscal Year Ended
	January 1, 2013	December 31, 2013
	(in thousands)
Current
Total current income tax provision	$235	$415
Deferred
Total deferred income tax provision	12,658	6,914
Change in valuation allowance	(4,790)	—

Total deferred income tax provision	7,868	6,914

Total income tax provision	$8,103	$7,329

Our effective tax rate decreased from 38.9% for fiscal 2012 to 33.5% for fiscal 2013 as a result of deferred tax true-ups, the effects of estimate-to-actual income tax provision adjustments and federal employment tax credits. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which coincided with the start of our 2013 fiscal year. As a result, these federal employment tax credits were applied to our fiscal 2013 annual effective tax rate.

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

•

Adjusted net income increased $3.1 million, or 23.9% to $16.3 million, or $0.94 adjusted earnings per diluted share, compared to adjusted net income of $13.1 million, or $0.78 adjusted earnings per diluted share, on a comparable 52-week basis.

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

Total revenues increased by $3.4 million to $427.0 million, primarily the result of increased revenue from our company-owned stores. The extra 53rd week in 2011 contributed an additional $7.3 million in revenue. System-wide comparable stores were +1.0% for fiscal 2012 which we attribute to strong check growth of +4.2%, reflecting price and product mix favorability. Our catering business continues to be a strong revenue generator, as evidenced by an increase in catering sales of 18.1% over fiscal 2011. To build same store sales, we focus on building traffic by leveraging our strengths, growing average check and building brand awareness through various marketing initiatives.

Net income decreased for fiscal 2012 primarily due to the extra 53rd week in 2011, which contributed net income of $0.5 million, and $3.7 million ($2.2 million, net of tax) in non-recurring strategic alternatives expenses, partially offset by improved margins.

Company-Owned Restaurant Operations

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	January 3, 2012	January 1, 2013	2012 vs. 2011	January 3, 2012	January 1, 2013
Company-owned restaurant sales	$378,723	$384,783	1.6%
Percent of total revenues	89.4%	90.1%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$112,002	$106,925	(4.5%)	29.6%	27.8%
Labor costs	110,467	111,784	1.2%	29.2%	29.0%
Rent and related expenses	40,277	41,993	4.3%	10.6%	10.9%
Other operating costs	39,092	40,320	3.1%	10.3%	10.5%
Marketing costs	9,796	11,380	16.2%	2.6%	3.0%

Total company-owned restaurant costs	$311,634	$312,402	0.2%	82.3%	81.2%

Total company-owned restaurant gross margin	$67,089	$72,381	7.9%	17.7%	18.8%

Comparable store sales for our company-owned restaurants for each quarter in fiscal 2011 and 2012 were as follows:

	Fiscal 2011	Fiscal 2012	Change
First Quarter	-1.4%	+1.1%	+2.5%
Second Quarter	-0.3%	+1.2%	+1.5%
Third Quarter	+0.7%	+0.2%	-0.5%
Fourth Quarter	+0.8%	+1.1%	+0.3%
Annual	0.0%	+0.9%	+0.9%

Company-owned restaurant sales for fiscal 2012 increased $6.1 million, which is attributable to favorable company-owned comparable store sales, net incremental revenue of $1.7 million from new company-owned stores opened in 2012, $3.4 million from stores we acquired from franchisees and income from gift card breakage of $1.0 million. Stores that we opened in the fourth quarter 2011 further contributed incremental revenue of $5.3 million in fiscal 2012. Company-owned comparable store sales increased +0.9%, with average check increasing +4.9% partially offset by a decline in transactions. In fiscal 2012, we opened fifteen restaurants, acquired eight restaurants and closed one restaurant. Restaurant sales for 2011 benefited from $6.7 million in revenue resulting from the extra 53rd week. We took two price increases in fiscal 2012 totaling approximately 1.0%.

Catering sales, which continue to be a strong revenue driver, comprised approximately 8% of our company store sales for fiscal 2012, an increase of 18.1% from fiscal 2011. We believe that the implementation of a new online ordering system and an outsourced/expanded call center contributed to the growth in catering sales. Coffee sales represent approximately 10% of our comparable company-owned restaurant sales.

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

We invested $1.6 million more in marketing during fiscal 2012, primarily related to product testing in certain markets, grass roots marketing and grand opening support.

Gross margin for our company-owned restaurant segment increased in fiscal 2012 by $5.3 million, or 7.9%, to $72.4 million. We attribute this to an increase of $6.1 million, or 1.6%, in company-owned restaurant sales while holding company-owned restaurant costs to a modest increase of $0.8 million, or 0.2%, in fiscal 2012 due to our focus on our initiatives.

Manufacturing and Commissary Operations

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing and commissary revenues
	January 3, 2012	January 1, 2013	2012 vs. 2011	January 3, 2012	January 1, 2013
Manufacturing and commissary revenues	$34,542	$31,037	(10.1%)
Percent of total revenues	8.2%	7.3%
Manufacturing and commissary costs	$30,441	$24,236	(20.4%)	88.1%	78.1%

Total manufacturing and commissary gross margin	$4,101	$6,801	65.8%	11.9%	21.9%

Manufacturing and commissary revenue was down 10.1% when compared to fiscal 2011. We closed all five of our commissaries by the end of the first quarter 2012. A decrease in commissary revenue of $4.9 million resulting from the closure of the commissaries was partially offset by an increase in manufacturing revenue of $1.4 million. We attribute this increase in manufacturing revenue to higher export sales.

Cost savings resulting from the closures of our commissaries have had a significant positive impact on our margins. We believe that the commissary closures resulted in saving of $1.5 million to the company in fiscal 2012.

Franchise and License Operations

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)
	January 3, 2012	January 1, 2013	2012 vs . 2011
Franchise and license related revenues	$10,330	$11,186	8.3%
Percent of total revenues	2.4%	2.6%
Number of franchise and license restaurants	333	355

Overall, franchise and license revenue improvement was driven by continued unit development as we opened 27 licensed locations and 13 franchised locations during fiscal 2012. Franchise and license comparable store sales were +1.3% for the fiscal year ended January 1, 2013. Franchise and license revenue improved by $0.9 million, or 8.3% from fiscal 2011, primarily the result of continued unit development and increases in comparable store sales, partially offset by a decline in initial license fee revenue recorded on unit openings.

Corporate Support

	Fiscal Year Ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	January 3, 2012	January 1, 2013	2012 vs. 2011	January 3, 2012	January 1, 2013
General and administrative expenses	$36,774	$39,569	7.6%	8.7%	9.3%
Depreciation and amortization	19,259	19,707	2.3%	4.5%	4.6%
Pre-opening expenses	265	1,115	* *	0.0%	0.3%
Restructuring expenses	1,099	480	(56.3%)	0.3%	0.1%
Strategic alternatives expense	—	3,677	* *	0.0%	0.9%
Other operating (income) expenses, net	(395)	1,592	* *	(0.1%)	0.4%

Total operating expenses	$57,002	$66,140	16.0%	13.4%	15.6%
Interest expense, net	3,357	3,384	0.8%	0.8%	0.8%
Provision for income taxes	7,958	8,103	1.8%	1.9%	1.9%

**	Not meaningful

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

The components of our provision for income taxes were as follows:

	Fiscal Year Ended
	January 3, 2012	January 1, 2013
	(in thousands)
Current
Total current income tax provision	$1,040	$235
Deferred
Total deferred income tax provision	6,900	12,658
Change in valuation allowance	18	(4,790)

Total deferred income tax provision	6,918	7,868

Total income tax provision	$7,958	$8,103

Our effective tax rate increased from 37.6% for fiscal 2011 to 38.9% for fiscal 2012 because certain federal employment tax credits that were available to us in fiscal 2011 were not available to us during fiscal 2012. As of January 3, 2012, we had a valuation allowance of approximately $4.8 million established against our deferred tax assets. This valuation was applied against NOLs that will expire prior to their utilization. During fiscal 2012, we eliminated these NOLs and accordingly eliminated the related valuation allowance.

EINSTEIN NOAH RESTAURANT GROUP, INC.

NON-GAAP FINANCIAL INFORMATION

	Fiscal Year Ended
	January 3,	January 1,
	2012	2013
	(in thousands, except earnings per share and related share information)
Total revenues, as reported	$423,595	$427,006
Impact of extra week in fiscal 2011	(7,300)	—

Non-GAAP total revenues	$416,295	$427,006

Net income available to common stockholders	$13,203	$12,741
Adjustments for, net of tax:
Extra week in fiscal 2011	(528)	—
Restructuring expenses	686	293
Strategic alternatives expense	—	2,247
Other operating expenses, net	(246)	973

Adjusted net income	$13,115	$16,254

Weighted average number of common shares outstanding:
Basic	16,629,098	16,935,018
Diluted	16,880,321	17,217,180

Net income per share available to common stockholders – Basic	$0.79	$0.75
Adjustments for, net of tax:
Extra week in fiscal 2011	(0.03)	—
Restructuring expenses	0.04	0.02
Strategic alternatives expense	—	0.13
Other operating expenses, net	(0.01)	0.06

Adjusted net income per common share – Basic	$0.79	$0.96

Net income per share available to common stockholders – Diluted	$0.78	$0.74
Adjustments for:
Extra week in fiscal 2011	(0.03)	—
Restructuring expenses	0.04	0.02
Strategic alternatives expense	—	0.13
Other operating expenses, net	(0.01)	0.05

Adjusted net income per common share – Diluted	$0.78	$0.94

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2013:

	Payments Due by Fiscal Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-term debt obligations	107,000	3,750	16,250	87,000	—
Estimated interest expense on our credit facility (a)	14,118	3,559	6,524	4,035	—
Capital lease obligations	855	288	561	6	—
Operating lease obligations (b)	200,190	36,666	66,387	41,376	55,761
Purchase obligations (c)	26,676	26,676	—	—	—
Other long-term obligations (d)	4,451	—	1,800	1,610	1,041
Accounts payable and accrued expenses	39,032	39,032	—	—	—

Total	$392,322	$109,971	$91,522	$134,027	$56,802

(a)	Calculated as of December 31, 2013, using the variable LIBOR and U.S. Prime rates, plus the applicable margin in effect for the remainder. As the interest rates on our term loan facility and the revolving credit facility are variable, actual payments could differ materially.
(b)	Amounts represent cash payments and do not include potential renewal options.
(c)	Purchase obligations consist of non-cancelable minimum purchases of certain raw ingredients that are used in our products.
(d)	Other long-term obligations primarily consist of the remaining liability related to minimum future purchase commitments with a supplier that advanced us $10.0 million in 1996.

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

Including tenant improvement allowances that we typically receive from the landlord, the average cost of a new restaurant was approximately $556,000 in 2013. This amount can vary and is dependent on square footage, layout and location. The cost includes equipment, leasehold improvements, furniture and fixtures, and other related capital. This average cost does not include any pre-opening expenses or capitalized internal development costs. While tenant allowances reduce the cash cost of our restaurants, the amounts vary amongst restaurants as they depend on the location of the restaurant and on other terms of the lease. We continue to deploy our capital into specific areas of the business such as adding drive-thru lanes to restaurants, adding new exterior signage, upgrades and remodels.

We anticipate that the majority of our capital expenditures for 2014 will be focused on the addition of fifteen to twenty new company-owned restaurants and the relocation of seven to ten company-owned restaurants. We also intend to deploy capital into areas such as the remodeling or refreshing of existing properties, installing drive-thru lanes and adding new exterior signage.

The following is information on our restaurant economics as of December 31, 2013 and represents the average company-owned restaurant that has been open longer than one year:

Unit Economics
December 31, 2013
(in thousands)
A) Last 12 months average restaurant sales	$874
B) Restaurant operating profit	$162

C) Margin (B/A)	18.5%
D) Cash investment cost (1)	$556

E) Cash on cash return (B/D)	29%
F) Restaurant-level earnings before interest, taxes, depreciation, amortization and rent (2)	$237
G) Fully capitalized investment (3)	$1,156

H) Fully capitalized cash on cash return (F/G)	21%

(1)	Amount excludes pre-opening expenses.
(2)	Restaurant operating profit $162,000 plus 2013 average restaurant rent expense of $75,000 per year.
(3)	Average rent expense capitalized at 8 times plus cash investment cost of $556,000.

	Cash Flow Through On A Per Store Basis Fiscal Year Ended December 31, 2013
	Company-Owned	Licensed	Franchised(3)
	(in thousands)
Average unit volume	$874	$460	$895
Contribution margin % (1) (2)	18.5%	6.5%	5.0%
Contribution margin	$162	$30	$45
Cash investment	$556	$—	$—
Upfront fee	$—	$12.5	$35

(1)	Reflects contribution margin for company-owned restaurants open for greater than one year and weighted average royalty rate of system for license and franchise.
(2)	Franchisees also contribute 4.0% of sales for marketing activities which equates to an average of $36,000 per location.
(3)	Only reflects Einstein Bros.

Senior Credit Facility

As previously discussed, in December 2012, we entered into an amended and restated senior credit facility with Bank of America and a syndicate of institutional lenders, which was further amended in June 2013.

The Senior Credit Facility consists of a:

•	$75.0 million revolving credit facility maturing on June 6, 2018; and

•	$100.0 million first lien term loan maturing June 6, 2018.

We may prepay amounts outstanding under the Senior Credit Facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

In addition, the Senior Credit Facility provides for (i) an incremental term loan (the “Incremental Term Loan”) and (ii) an increase in the revolver (the “Revolving Facility Increase” and together with the Incremental Term Loan, the “Incremental Facilities”) of up to $50 million to be used by us, if needed, solely for the purpose of making acquisitions permitted under the Senior Credit Facility. If we choose to draw down the Incremental Facilities, the outstanding amount of the Incremental Facilities must be repaid in equal quarterly installments on the last day of each calendar quarter, with any remaining amounts due and payable on June 6, 2018. Availability of the Incremental Facilities is subject to customary borrowing conditions, including the absence of any default or material adverse change, and to a requirement of advanced successful syndication of the Incremental Facilities.

A portion of the revolver remains available, subject to certain conditions, to finance our ongoing working capital, capital expenditure and general corporate needs. In addition, $20.0 million of the revolver is available for letters of credit, which reduce the availability on the line. As of December 31, 2013, our availability under the revolver was $56.3 million.

Working Capital

Our working capital position decreased by $7.8 million in fiscal 2013. We began fiscal 2013 with working capital of $5.4 million and ended fiscal 2013 with negative working capital of $2.4 million.

	January 1,	December 31,
	2013	2013	Change
	(in thousands)
Current assets:
Cash and cash equivalents	$17,432	$5,982	$(11,450)
Restricted cash	998	1,287	289
Accounts receivable	9,024	9,875	851
Inventories	5,382	5,634	252
Current deferred income tax assets, net	8,190	9,920	1,730
Prepaid expenses	7,059	7,252	193
Other current assets	661	682	21

Total current assets	48,746	40,632	(8,114)

Current liabilities:
Accounts payable	$10,243	$13,485	$3,242
Accrued expenses and other current liabilities	28,104	25,773	(2,331)
Current portion of long-term debt	5,000	3,750	(1,250)

Total current liabilities	43,347	43,008	(339)

Working capital surplus (deficit)	$5,399	$(2,376)	$(7,775)

The decrease in working capital is primarily due to a decrease in cash resulting from net repayments on our revolving credit facility of $24.7 million and term loan repayments of $5.0 million in 2013, partially offset by cash received from operations. As of December 31, 2013 we had unrestricted cash of $6.0 million, representing a decrease in unrestricted cash of $11.5 million during fiscal 2013. In addition to changes in our unrestricted cash, other elements of working capital fluctuated in the normal course of business.

Free Cash Flow

Free Cash Flow increased by $1.5 million in fiscal 2013, primarily due to an increase in proceeds received from the sale of company-owned restaurants to franchisees combined with a decrease in property and equipment purchases, partially offset by the payment of 2012 company-wide bonuses in the first quarter of 2013 and a decrease in gross margins due to our investment in discounting.

	Fiscal Year Ended
	January 1,	December 31,
	2013	2013
	(in thousands)
Net cash provided by operating activities	$48,511	$42,625
Net cash used in investing activities	(25,861)	(18,508)

Free cash flow	22,650	24,117
Net cash used in financing activities	(13,870)	(35,567)

Net increase (decrease) in cash and cash equivalents	8,780	(11,450)
Cash and cash equivalents, beginning of period	8,652	17,432

Cash and cash equivalents, end of period	$17,432	$5,982

Based upon our projections for fiscal 2014, we believe our various sources of capital, including availability under our Senior Credit Facility, and cash flow provided by operating activities, are adequate to finance operations and capital expenditures as well as to satisfy the repayment of current debt obligations.

Net Cash Provided by Operating Activities

Net cash generated by operating activities was $42.6 million for fiscal 2013 compared to $48.5 million for fiscal 2012, a 12.1% decrease. We attribute a majority of this decrease to the payment of 2012 company-wide bonuses in the first quarter of 2013 and the payment of strategic alternative transaction expenses, coupled with a decrease in gross margins due to our investment in discounting. The remaining decrease can be attributed to timing differences within our working capital accounts.

Net Cash Used in Investing Activities

During fiscal 2013, we spent $1.0 million, net of cash acquired, on the purchase of three restaurants. We also used approximately $19.6 million of cash to purchase additional property and equipment as follows:

•	$12.7 million for new restaurants and upgrades of existing restaurants, including the installation of new equipment, exterior signs and new menu boards;

•	$6.1 million for replacement of equipment at our existing company-owned restaurants and at our manufacturing operations; and

•	$0.8 million for information technology upgrades and other general corporate purposes.

We also received $2.1 million in proceeds from the sale of six company-owned restaurants to existing franchisees.

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

Net Cash Used in Financing Activities

During fiscal 2013, we used approximately $35.6 million for financing activities. This included $5.0 million in scheduled term loan repayments, $24.7 million in additional net payments towards our revolving facility, $0.6 million in debt issuance costs relating to the amendment of our Senior Credit Facility in June 2013 and $9.1 million in dividend payments. We received $3.9 million in proceeds from stock options exercised during fiscal 2013.

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

In addition to the $68.1 million dividend payment referred to above, we also made $8.5 million in regular quarterly dividend payments in 2012. We received $1.8 million in proceeds from stock options exercised during fiscal 2012.

Off-Balance Sheet Arrangements

Letters of Credit

We have $6.7 million in letters of credit outstanding under our Senior Credit Facility. The letters of credit expire on various dates during 2014, are generally automatically renewable for one additional year and are payable upon demand in the event that we fail to pay the underlying obligation.

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

Inflation on food costs also can also increase our cost of goods sold, which includes food and product costs, compensation costs and other operating costs. Wheat, coffee, butter and cheese are our primary agricultural commodities. Chicken and turkey are other major agricultural commodities which are included in our cost of goods sold. We have utilized a third party advisor to manage our wheat purchases. In addition to wheat, we have established contracts and entered into commitments with our vendors for Class III milk, butter, cheese and coffee. We believe that this strategy has been effective in dealing with increases to our food and product costs.

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

As of December 31, 2013, we have not recorded a valuation allowance on our deferred tax assets. We have also recorded a liability for unrecognized tax benefits of $0.7 million. The recording of these amounts requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. We believe that our estimates are reasonable; however, actual results could differ from these estimates.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. For the purpose of reviewing restaurant assets for indicators of potential impairment, assets are grouped together at the market level. The Company manages its restaurants by market with significant common costs and promotional activities which are generally not clearly identifiable with an individual restaurant’s cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances may include, but are not limited to, local competition in the area, the ability of existing restaurant management, the necessity of tiered pricing structures and the impact that upgrading our restaurants may have on our estimates. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated, identifiable, undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds its fair value. Generally, a restaurant’s identifiable future cash flows are discounted to estimate its fair value. Based upon our testing, we had no impairments for fiscal 2012 and fiscal 2013.

Impairment of Goodwill and Other Indefinite Lived Intangible Assets

At least annually, we assess the recoverability of goodwill and other intangible assets that are not subject to amortization. These impairment tests require us to estimate the fair values of our restaurant concepts by making assumptions regarding future profits and cash flows, expected growth rates, terminal values, discount rates and other factors. As of December 31, 2013, the fair value of goodwill and other intangible assets not subject to amortization sufficiently exceeded the carrying values. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions. In the event that these assumptions change in the future, we may be required to record impairment charges for these assets.

Leases

Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations are reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods. The lease term commences on the date when we become legally obligated for the rent payments which coincides with the time when the landlord delivers the property for us to develop and we waive contract contingencies. All rent costs recognized during construction periods are expensed immediately as pre-opening expenses.

Judgments made by management for its lease obligations include the probable term for each lease that affects the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; incremental borrowing rates; and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Business Combinations

We account for our acquisitions using the acquisition method of accounting. This method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities. As of December 31, 2013, all our recorded acquisition accounting allocations have been finalized.

Insurance Liabilities

We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities on workers’ compensation, general liability and healthcare benefits. The insurance liabilities represent an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established and are not discounted, with the exception of the workers’ compensation, which is discounted at 10% based upon analysis of historical data and actuarial estimates, and they are reviewed on a quarterly basis to ensure that the liabilities are appropriate. If actual trends, including the severity or frequency of claims differ from our estimates, our financial results could be favorably or unfavorably impacted. The total estimated insurance liabilities as of December 31, 2013 were $3.0 million.

Stock-Based Compensation

We use the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 6 months to 3 years and have contractual terms to exercise of 5 to 10 years. The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. Implied volatility is based on the mean reverting average of our stock’s historical volatility and that of an industry peer group. The use of mean reversion is supported by evidence of a correlation between stock price volatility and a company’s leverage combined with the effects mandatory principal payments will have on our capital structure, as defined under our Senior Credit Facility. We routinely declare quarterly dividends and anticipate that we will continue to pay dividends in the future, at the discretion of the Board, dependent on a variety of factors, including available cash and the overall financial condition of the Company.

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

For fiscal years 2012 and 2013, our results of operations, financial position and cash flows were not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure since virtually all of our business is conducted in the United States. Our manufacturing operations sell bagels to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the products are shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, there are no international risks of loss or foreign exchange currency issues.

Our debt as of December 31, 2013 was composed of the Senior Credit Facility. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under our Senior Credit Facility, interest rate changes generally do not affect the fair market value of such debt, but they do impact future earnings and cash flows, assuming other factors are held constant.

On March 4, 2013, we entered into an interest rate swap agreement to fix the interest rate on $50.0 million of our debt at 0.395% plus an applicable margin. The interest rate swap agreement became effective March 7, 2013 and terminates on March 7, 2015.

On December 10, 2013, we entered into a second interest rate swap agreement to fix the interest rate on $88.1 million of our debt at 1.535% plus an applicable margin. The interest rate swap agreement will become effective on March 9, 2015 and will remain effective until June 6, 2018, the maturity date of our Senior Credit Facility.

Assuming no change in the size or composition of debt as of December 31, 2013, and presuming that the utilization of our accumulated net operating losses would minimize the tax implications for the next several years, a 100 basis point increase in short-term effective interest rates would increase the annual interest expense on our Senior Credit Facility by approximately $1.1 million. Currently, the interest rates on our Senior Credit Facility are predominantly at LIBOR rates plus an applicable margin through short-term fixed rate financing. The estimated increase in interest expense incorporates the fixed interest financing into its assumptions.

On an annual basis, we purchase a substantial amount of agricultural products that are subject to fluctuations in price based upon market conditions. Our purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices. We have utilized a third party advisor to manage our wheat purchases. In addition to wheat, we have established contracts and entered into commitments with our vendors for Class III milk, butter, cheese and coffee.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Einstein Noah Restaurant Group, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2013 and January 1, 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Einstein Noah Restaurant Group, Inc. and subsidiaries as of December 31, 2013 and January 1, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Denver, Colorado

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Einstein Noah Restaurant Group, Inc.

We have audited the internal control over financial reporting of Einstein Noah Restaurant Group Inc. and subsidiaries(a Delaware corporation) (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 27, 2014, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado

February 27, 2014

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	January 1, 2013	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,432	$5,982
Restricted cash	998	1,287
Accounts receivable, net of $106 and $183 of allowances	9,024	9,875
Inventories	5,382	5,634
Current deferred income tax assets, net	8,190	9,920
Prepaid expenses	7,059	7,252
Other current assets	661	682

Total current assets	48,746	40,632
Property, plant and equipment, net	63,013	64,229
Trademarks and other intangibles, net	64,260	64,486
Goodwill	10,775	10,775
Long-term deferred income tax assets, net	22,726	14,140
Other assets	4,093	3,992

Total assets	$213,613	$198,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,243	$13,485
Accrued expenses and other current liabilities	28,104	25,773
Current portion of long-term debt	5,000	3,750

Total current liabilities	43,347	43,008
Long-term debt	131,700	103,250
Other liabilities	11,059	13,037
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	186,106	159,295

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 17,077,472 and 17,588,710 shares issued and outstanding	17	18
Additional paid-in capital	277,951	283,624
Accumulated other comprehensive loss, net of income tax	—	(89)
Accumulated deficit	(250,461)	(244,594)

Total stockholders’ equity	27,507	38,959

Total liabilities and stockholders’ equity	$213,613	$198,254

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

	Fiscal Year Ended
	January 3, 2012	January 1, 2013	December 31, 2013
Revenues:
Company-owned restaurant sales	$378,723	$384,783	$388,362
Manufacturing and commissary revenues	34,542	31,037	33,585
Franchise and license related revenues	10,330	11,186	12,534

Total revenues	423,595	427,006	434,481
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	112,002	106,925	109,122
Labor costs	110,467	111,784	113,849
Rent and related expenses	40,277	41,993	44,233
Other operating costs	39,092	40,320	42,962
Marketing costs	9,796	11,380	10,906

Total company-owned restaurant costs	311,634	312,402	321,072
Manufacturing and commissary costs	30,441	24,236	24,779
General and administrative expenses	36,774	39,569	40,350
Depreciation and amortization	19,259	19,707	18,203
Pre-opening expenses	265	1,115	1,075
Restructuring expenses	1,099	480	—
Strategic alternatives expense	—	3,677	—
Other operating (income) expenses, net	(395)	1,592	1,138

Total costs and expenses	399,077	402,778	406,617

Income from operations	24,518	24,228	27,864
Other expense:
Interest expense, net	3,357	3,384	5,970

Income before income taxes	21,161	20,844	21,894
Provision for income taxes	7,958	8,103	7,329

Net income	$13,203	$12,741	$14,565

Unrealized loss on interest rate caps, net of tax	(48)	(3)	(89)
Reclassification of losses included in net income, net of tax	—	51	—

Comprehensive income	$13,155	$12,789	$14,476

Net income available to common stockholders per share – Basic	$0.79	$0.75	$0.84

Net income available to common stockholders per share – Diluted	$0.78	$0.74	$0.82

Cash dividend declared per common share	$0.375	$4.500	$0.505

Weighted average number of common shares outstanding:
Basic	16,629,098	16,935,018	17,373,396

Diluted	16,880,321	17,217,180	17,813,397

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 28, 2010	16,655,474	$17	$270,171	$—	$(192,802)	$77,386
Net income	—	—	—	—	13,203	13,203
Common stock issued upon stock option exercise	170,503	—	1,253	—	—	1,253
Common stock issued upon stock appreciation right exercise	4,854	—	—	—	—	—
Stock based compensation expense	—	—	2,312	—	—	2,312
Unrealized loss on derivative securities, net of income tax	—	—	—	(48)	—	(48)
Dividends declared	—	—	—	—	(6,293)	(6,293)

Balance, January 3, 2012	16,830,831	17	273,736	(48)	(185,892)	87,813
Net income	—	—	—	—	12,741	12,741
Common stock issued upon restricted stock awards	31,004	—	(58)	—	—	(58)
Common stock issued upon stock option exercise	209,083	—	1,852	—	—	1,852
Common stock issued upon stock appreciation right exercise	6,554	—	—	—	—	—
Stock based compensation expense	—	—	2,421	—	—	2,421
Unrealized loss on derivative securities, net of income tax	—	—	—	(3)	—	(3)
Realized loss on derivative securities, net of income tax	—	—	—	51	—	51
Dividends declared	—	—	—	—	(77,310)	(77,310)

Balance, January 1, 2013	17,077,472	$17	$277,951	$—	$(250,461)	$27,507
Net income	—	—	—	—	14,565	14,565
Common stock issued upon restricted stock awards	51,375	—	(121)	—	—	(121)
Common stock issued upon stock option exercise	444,951	1	3,981	—	—	3,982
Common stock issued upon stock appreciation right exercise	14,912	—	—	—	—	—
Stock based compensation expense	—	—	1,813	—	—	1,813
Unrealized loss on derivative securities, net of income tax	—	—	—	(89)	—	(89)
Dividends declared	—	—	—	—	(8,784)	(8,784)
Forfeited dividend equivalents on forfeited restricted stock units	—	—	—	—	86	86

Balance, December 31, 2013	17,588,710	$18	$283,624	$(89)	$(244,594)	$38,959

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 3. 2012	January 1, 2013	December 31, 2013
OPERATING ACTIVITIES:
Net income	$13,203	$12,741	$14,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,259	19,707	18,203
Deferred income tax expense	6,918	7,900	6,914
Stock-based compensation expense	2,312	2,421	1,813
(Gains) losses on disposal of assets	(820)	270	1,123
Realized losses on interest rate caps	—	51	—
Gains on refranchising of restaurants	—	—	(1,319)
Provision for losses on accounts receivable	69	78	149
Amortization of debt issuance and debt discount costs	449	459	604
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(180)	(109)	(289)
Accounts receivable	(2,002)	(1,328)	(1,017)
Accounts payable and accrued expenses	956	7,151	747
Other assets and liabilities	(1,054)	(830)	1,132

Net cash provided by operating activities	39,110	48,511	42,625
INVESTING ACTIVITIES:
Purchase of property and equipment	(18,242)	(24,046)	(19,592)
Proceeds from the sale and disposal of property and equipment	1,392	359	9
Proceeds from refranchising of restaurants	—	—	2,056
Acquisition of restaurant assets, net of cash acquired	(6,835)	(2,174)	(981)

Net cash used in investing activities	(23,685)	(25,861)	(18,508)
FINANCING ACTIVITIES:
Proceeds from line of credit	2,000	30,000	4,000
Repayments on line of credit	(8,000)	—	(28,700)
Term loan borrowings	—	38,125	—
Term loan repayments	(7,500)	(5,625)	(5,000)
Debt issuance costs	—	(1,562)	(631)
Dividends paid	(6,273)	(76,557)	(9,060)
Proceeds upon stock option exercises	1,253	1,794	3,861
Payments under capital lease obligations	(21)	(45)	(37)

Net cash used in financing activities	(18,541)	(13,870)	(35,567)
Net (decrease) increase in cash and cash equivalents	(3,116)	8,780	(11,450)
Cash and cash equivalents, beginning of period	11,768	8,652	17,432

Cash and cash equivalents, end of period	$8,652	$17,432	$5,982

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) is the largest owner/operator, franchisor and licensor of bagel specialty restaurants in the United States. As of December 31, 2013, the Company owned, franchised or licensed 852 restaurant concepts located in 42 states and the District of Columbiaunder the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company operates three business segments: company-owned restaurant operations, manufacturing operations, and franchising and licensing operations. These reportable segments are supported by the Company’s corporate unit. The company-owned restaurants segment includes brands that have similar investment criteria and economic and operating characteristics. The manufacturing segment produces and distributes bagel dough and other products to the Company’s restaurants and other third parties. The franchise and license segment earns royalties and other fees from the use of trademarks and operating systems developed for the Company’s brands.

Information regarding the revenues and costs of sales for each business segment has been reported in Note 19 for fiscal years 2011, 2012 and 2013.

Fiscal Year

The Company has a 52/53-week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2012 and 2013 ended on January 1, 2013 and December 31, 2013, respectively, and each contained 52 weeks. Fiscal year 2011 ended on January 3, 2012 and contained 53 weeks.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s financial instruments typically consist of cash equivalents, accounts receivable, accounts payable and debt. The fair values of accounts receivable and accounts payable approximate their carrying values, due to their short-term maturities. As of January 1, 2013 and December 31, 2013, total debt under the Company’s amended and restated credit facility was $136.7 million and $107.0 million, respectively, and had a fair value of $136.7 million and $107.2 million, respectively. The fair value of the Company’s debt was estimated based on current rates found in the market place for debt with the same remaining maturities (a level 2 input).

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

Property, Plant and Equipment

Property, plant and equipment (including leasehold improvements) are recorded at cost or, in the case of a business combination, at fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the non-cancelable lease term. In circumstances where failure to exercise a renewal option would result in the Company incurring an economic penalty, those option periods are included when determining the depreciation period. In either case, the Company’s policy requires consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Costs incurred to repair and maintain the Company’s facilities and equipment are expensed as incurred. The estimated useful lives used for financial statement purposes are:

Store and manufacturing equipment	5 years
Furniture and fixtures	5 years
Office and computer equipment	3 - 7 years
Vehicles	5 years

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has determined that the economic useful life for leasehold improvements on new restaurants should be the shorter of 10 years or the life of the lease, which is typically 10 years. The Company also determined that the economic useful lives of our restaurant upgrades should be the shorter of 5 years or the life of the lease. However, as the Company approves restaurants to be upgraded, it simultaneously reviews the lease, and typically only upgrades those locations that have a lease with a renewal option and reasonable assurance such lease will be renewed.

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

The Company determined there were no impairments for fiscal years 2011, 2012 and 2013.

Goodwill, Trademarks and Other Intangibles

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in various business combinations. The Company also has other intangibles that consist mainly of trademarks, trade secrets and patents.

The Company’s goodwill and other indefinite lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company follows a two-step approach for testing impairment, using nonrecurring Level 3 inputs. For goodwill, the fair value of each reporting unit is compared to its carrying value to determine whether an impairment indicator exists. If a potential impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. For indefinite lived intangibles, the fair value is compared to the carrying value. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

As of January 3, 2012, January 1, 2013 and December 31, 2013, the Company performed impairment analyses of its goodwill and indefinite lived intangible assets. The Company found no indication of impairment resulting from its goodwill and intangible asset impairment analyses for fiscal years 2011, 2012 and 2013.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Business Combinations

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

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for potential liabilities for workers’ compensation, general liability and healthcare benefits. The Company maintains coverage with third party insurers which limit the total exposure from medical, workers’ compensation and general liability claims. The self-insurance medical liability, insured workers’ compensation and general liability represent an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liabilities are established based upon the Company’s analysis of historical data to ensure that the recorded liability is appropriate. The Company’s financial statements could be impacted if actual claims differ from these estimates. The estimated workers’ compensation liability is established based on actuarial estimates, is discounted at 10% based upon a discrete analysis of actual claims and historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. These estimated liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

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

As of January 3, 2012, the Company had a valuation allowance of approximately $4.8 million established against its deferred tax assets. This valuation allowance was applied against net operating losses (“NOLs”) that will expire prior to their utilization. During fiscal 2012, the Company eliminated these NOLs and accordingly eliminated the related valuation allowance.

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

Manufacturing and commissary revenues – Manufacturing and commissary revenues are recorded at the time of shipment to customers. The Company produces bagels for sale to third party resellers, including sales to a wholesaler and a distributor who take possession in the United States and sell outside of the United States. As the product is shipped FOB domestic dock, invoiced in U.S. dollars and paid in U.S. dollars, the Company is not exposed to international risks of loss or foreign currency exchange issues. Shipping charges billed to third parties are recognized as revenue, and the related shipping costs are included in manufacturing and commissary costs. Approximately $7.1 million, $9.4 million and $10.4 million of sales shipped internationally are included in manufacturing and commissary revenues for fiscal years 2011, 2012 and 2013, respectively. All of the Company’s commissaries were closed by the first quarter of fiscal 2012.

Franchise and license related revenues – Initial fees received from a franchisee or licensee to establish a new location are recognized as income when the Company has performed its obligations required to assist the franchisee or licensee in opening a new location, which is generally at the time the franchisee or licensee commences operations. Continuing royalties are calculated as a percentage of the net sales of the Company’s franchised and licensed locations. Franchise and license related revenues for fiscal years 2011, 2012 and 2013 include the following:

	Fiscal Year Ended
	January 3, 2012	January 1, 2013	December 31, 2013
		(in thousands)
Royalties	$9,457	$10,452	$11,481
Fees	873	734	1,053

Total	$10,330	$11,186	$12,534

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred franchise and license revenue, which is included in other liabilities on the consolidated balance sheets, are summarized as follows:

	January 1, 2013	December 31, 2013
	(in thousands)
Deferred franchise and license revenue—current	495	719
Deferred franchise and license revenue—long-term	563	740

Deferred franchise and license revenue	$1,058	$1,459

Gift Cards – Proceeds from the sale of gift cards are recorded as deferred revenue within accrued expenses, and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

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

Income from gift card breakage was $0.2 million, $0.9 million and $0.8 million for fiscal years 2011, 2012 and 2013, respectively.

Pre-opening Costs

Pre-opening costs, including rent, wages, food, marketing and other restaurant operating costs, are expensed as incurred prior to a restaurant opening for business.

Advertising Costs

The Company expenses advertising costs as incurred except for expenses related to the development and production of a major commercial or media campaign which are expensed during the period in which the advertisement is first presented by the media. Advertising costs were $9.8 million, $11.4 million and $10.9 million for fiscal years 2011, 2012 and 2013, respectively, and are included in company-owned restaurant costs in the consolidated statements of income and comprehensive income. The Company had $0.8 million and $0.5 million of prepaid advertising expenses as of January 1, 2013 and December 31, 2013, respectively, which are included as a component of prepaid expenses on the consolidated balance sheets.

Leases and Deferred Rent

The Company leases all of its restaurant properties under operating leases. The Company also has equipment leases that qualify as either an operating lease or capital lease.

For a lease that contains rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between rent paid and the straight-line rent expense as deferred rent payable. Incentive payments received from landlords are recorded as an increase to deferred rent payable and are amortized on a straight-line basis over the lease term as a reduction of

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

rent. As of January 1, 2013 and December 31, 2013, the Company had $6.2 million and $8.0 million, respectively, of deferred rent payable, net of landlord incentives, recorded as a component of other liabilities on the consolidated balance sheets.

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

The following table summarizes the weighted-average number of common shares outstanding, as well as sets forth the computation of basic and diluted net income per common share for the periods:

	Fiscal Year Ended
	January 3, 2012	January 1, 2013	December 31, 2013
	(in thousands, except earnings per share and related share information)
Net income available to common stockholders (a)	$13,203	$12,741	$14,565

Basic weighted average shares outstanding (b)	16,629,098	16,935,018	17,373,396
Dilutive effect of stock options, SARs and RSUs	251,223	282,162	440,001

Diluted weighted average shares outstanding (c)	16,880,321	17,217,180	17,813,397

Net income available to common stockholders per share—Basic (a)/(b)	$0.79	$0.75	$0.84

Net income available to common stockholders per share—Diluted (a)/(c)	$0.78	$0.74	$0.82

Anti-dilutive stock options, SARs and RSUs	405,374	622,731	227,123

Stock-Based Compensation

The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) or restricted stock to employees, non-employee directors and consultants. Restricted stock and RSUs are valued using the closing stock price on the date of grant. The fair value of an option award or SAR is determined using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs. The Company’s assumptions are as follows:

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

•

Dividend Yield—The Company declared dividends in fiscal 2011, fiscal 2012 and fiscal 2013, and anticipates that it will continue to pay dividends in the future, at the discretion of its Board of Directors (the “Board”). The payment of dividends is dependent on a variety of factors, including available cash and the overall financial condition of the Company.

Under the plans, vesting of awards can either be based on the passage of time or on the achievement of performance goals. For awards that vest on the passage of time, compensation cost is recognized using a graded vesting attribution method over the vesting period. For performance based awards, the Company will recognize compensation costs over the requisite service period when conditions for achievement become probable. The Company also estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ or are expected to differ.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how entities test indefinite-lived intangible assets and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The guidance became effective for the Company at the beginning of the first quarter of 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

3.	BUSINESS COMBINATIONS

The Company acquired eight restaurants during fiscal 2012 and three restaurants during fiscal 2013.

The following table summarizes the estimated fair values of the Company’s acquisitions during fiscal years 2012 and 2013:

	Fiscal Year Ended
	January 1, 2013	December 31, 2013
	(in thousands)
Cash and cash equivalents	$7	$4
Accounts receivable	—	(34)
Inventories	68	24
Other current assets	6	—
Property, plant and equipment	575	580
Trademarks and other intangibles	—	377
Goodwill	1,096	—
Accrued expense and other current liabilities	—	34

Total purchase price	$1,752	$985
Amounts withheld	(94)	—

Net cash paid at closing	$1,658	$985
Payments of amounts withheld from current and prior acquisitions	523	—

Net cash paid towards acquisitions	2,181	985

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The restaurants acquired in fiscal 2013 contributed $0.4 million in net operating revenue for the fiscal year ended December 31, 2013. Pro forma results of operations have not been presented, as the impact on the consolidated financial results would not have been material. Goodwill of $1.1 million arising from the Company’s fiscal 2012 acquisitions consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. All of the goodwill recognized is expected to be deductible for income tax purposes.

Certain amounts may be withheld by the Company at the closing of each transaction for specified periods of time. These withheld amounts are applied to any invoices that relate to the seller after the closing date of the transaction. The Company will then pay the difference to the seller at an agreed upon date. There were no remaining amounts as of January 1, 2013 and December 31, 2013.

The Company treats acquisition related costs as expenses in the periods in which they are incurred. The Company recorded $0.1 million and $20,000 in costs related to acquisitions for the fiscal years ended January 1, 2013 and December 31, 2013, respectively. These amounts are included in other operating (income) expenses, net on the accompanying consolidated statement of income and comprehensive income.

During the second quarter of 2012, the Company adjusted its assignment of costs related to a prior year acquisition for changes to its original estimates of the fair value of capital assets that were acquired. These changes are the result of additional information obtained since the filing of the Company’s Form 10-K for the fiscal year ended January 3, 2012. The adjustment to property, plant and equipment of $0.1 million did not result in a material change to previously reported amounts. Goodwill increased by $0.1 million as a result of the decrease in the fair value of the property, plant and equipment.

4.	INVENTORIES

Inventories consist of the following as of:

	January 1, 2013	December 31, 2013
	(in thousands)
Finished goods	$4,427	$4,798
Raw materials	955	836

Total inventories	$5,382	$5,634

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of:

	January 1, 2013	December 31, 2013
	(in thousands)
Leasehold improvements	$121,001	$129,183
Store and manufacturing equipment	94,389	99,501
Furniture and fixtures	1,097	1,095
Office and computer equipment	35,983	37,168
Vehicles	4	4

Property, plant and equipment	252,474	266,951
Less accumulated depreciation	189,461	202,722

Property, plant and equipment, net	$63,013	$64,229

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation expense was $19.2 million, $19.6 million and $18.1 million for fiscal 2011, 2012 and 2013, respectively. The Company does not allocate depreciation expense to cost of sales.

6.	GOODWILL, TRADEMARKS AND OTHER INTANGIBLES

The Company’s goodwill was $10.8 million for both fiscal years 2012 and 2013. $6.1 million of the goodwill is attributable to the Company’s 1998 and 2012 acquisitions of Manhattan Bagel restaurants and is assigned to the Company’s Manhattan Bagel reporting unit. The remaining $4.7 million of goodwill relates to the Company’s acquisitions in fiscal 2011 and is assigned to the Company’s Einstein Bros. reporting unit.

The Company’s trademarks, which are non-amortizing intangibles, were $63.8 million for both fiscal years 2012 and 2013.

The Company’s amortizing intangible assets consist of the following as of:

	January 1, 2013
	Weighted Average Life Remaining (yrs)	Gross (1)	Accumulated Amortization (1)	Net
	(dollars in thousands)
Tradename	—	$38	$(38)	$—
Reacquired rights	6.68	377	(63)	314
Noncompete agreements	1.92	76	(28)	48
Favorable leases	4.18	85	(18)	67

	5.26	$576	$(147)	$429

	December 31, 2013
	Weighted Average Life Remaining (yrs)	Gross (1)	Accumulated Amortization (1)	Net
	(dollars in thousands)
Reacquired rights	6.38	$615	$(118)	$497
Noncompete agreements	0.92	76	(53)	23
Favorable leases	7.48	138	(3)	135

	6.42	$829	$(174)	$655

(1)	Excludes intangibles that were fully amortized as of the start of the fiscal year.

Amortization expense was $25,000, $0.1 million and $0.1 million for fiscal 2011, 2012 and 2013, respectively. The Company estimates that the amortization of these intangibles will approximate $0.1 million per year over the next five years.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of:

	January 1,	December 31,
	2013	2013
	(in thousands)
Payroll and labor related expense	$11,918	$8,926
Sales, use and property tax expense	2,324	2,391
Insurance reserves	3,380	3,028
Dividends payable	2,852	2,493
Deferred gift card revenue	2,749	4,197
Accrued expenses and other current liabilities	4,881	4,738

Total accrued expenses and other current liabilities	$28,104	$25,773

8.	LONG-TERM DEBT

On December 6, 2012, the Company entered into an amended and restated senior credit facility with Bank of America and a syndicate of institutional lenders, which was further amended on June 27, 2013 (the “Senior Credit Facility”).

The Senior Credit Facility has a commitment of up to $175.0 million, including a term loan of up to $100.0 million (the “Term Loan”) and a revolving credit facility of up to $75.0 million (the “Revolving Facility”). Borrowings under the Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a variable base rate or a Eurodollar rate (which is calculated based off of London InterBank Offered Rates (“LIBOR”)). The applicable margin for Eurodollar rate loans ranges from 1.75% to 3.25% and for base rate loans ranges from 0.75% to 2.25%, depending on the level of the Company’s consolidated leverage ratio (as defined in the Senior Credit Facility). Upon the occurrence of a payment event of default which is continuing, all amounts due under the Senior Credit Facility will bear interest at 2.0% above the interest rate otherwise applicable.

The Senior Credit Facility matures on June 6, 2018 (the “Maturity Date”). Commencing March 31, 2013, quarterly payments on the term loan, ranging in value between $1.25 million and $2.50 million over the term of the Senior Credit Facility, are due on the last day of each calendar quarter, with any remaining amounts due and payable upon maturity. The Term Loan also requires mandatory prepayments of:

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

As of December 31, 2013, the Company had $6.7 million in letters of credit outstanding which reduces the letter of credit availability under its Senior Credit Facility to $13.3 million. The letters of credit expire on various dates during 2014, are generally automatically renewable for one additional year and are payable upon demand in the event that the Company fails to pay the underlying obligation. Letters of credit reduce the Company’s availability under its Revolving Facility. The Company’s availability under its Revolving Facility was $56.3 million as of December 31, 2013.

The Company may make dividends and repurchases of its common stock using excess cash flow (as defined in the Senior Credit Facility).

The Company may prepay amounts outstanding under the Senior Credit Facility and may terminate commitments in whole at any time without penalty or premium upon prior written notice.

The Senior Credit Facility is secured by a first priority security interest in all the assets of the Company, including a pledge of 100% of the Company’s interest in all shares of capital stock (or other ownership or equity interests) of each material subsidiary.

The weighted-average interest rate under the Senior Credit Facility, excluding the amortization of debt issuance costs and other fees, was 3.4% and 3.8% for fiscal 2012 and fiscal 2013, respectively. The weighted-average interest rate under the Senior Credit Facility, excluding the amortization of debt issuance costs and other fees, was 3.1% on December 31, 2013. Excluding the amortization of debt issuance costs and other fees, the Company incurred $2.5 million, $2.5 million and $4.8 million of interest expense in fiscal 2011, 2012 and 2013, respectively. As of December 31, 2013, the Company was in compliance with all financial and operating covenants.

The Company’s obligations on its Senior Credit Facility are as follows:

Fiscal year	(in thousands)
2014	$3,750
2015	6,875
2016	11,875
2017	10,000
2018	74,500

$107,000

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Debt Issuance Costs

Debt issuance costs, which are reported as a component of other current assets and other assets, are summarized as follows:

	January 1,	December 31,
	2013	2013
	(in thousands)
Debt issuance costs-current	$570	$650
Debt issuance costs-long-term	2,370	2,316

Total	$2,940	$2,966

The Company capitalized an additional $1.6 million of debt issuance costs in connection with amending and restating the Senior Credit Facility on December 6, 2012 and an additional $0.6 million of debt issuance costs in connection with the amendment of the Senior Credit Facility on June 27, 2013. Amortization expense relating to debt issuance costs was $0.4 million, $0.5 million and $0.6 million for the fiscal years 2011, 2012 and 2013, respectively, and is included in interest expense in the accompanying consolidated statements of income and comprehensive income.

9.	DERIVATIVES

For fiscal 2012, unrealized losses of approximately $51,000 relating to expiring cash flow hedges, net of taxes, were realized as interest expense on the Company’s consolidated statements of income and comprehensive income.

On March 4, 2013, the Company entered into an interest rate swap agreement relating to its Senior Credit Facility for two years, effective March 7, 2013. The Company will be required to make payments based on a fixed interest rate of 0.395% calculated on an initial notional amount of $50.0 million. In exchange, the Company will receive interest on $50.0 million notional amount at a variable rate. The variable rate interest the Company will receive is based on the one-month London InterBank Offered Rate (“LIBOR”). The net effect of the interest rate swap agreement will be to fix the interest rate on $50.0 million of the Company’s Term Loan at 0.395% plus an applicable margin (as defined by the Senior Credit Facility). The Company has determined that this interest rate swap agreement qualifies as a cash flow hedge.

On December 10, 2013, the Company entered into an interest rate swap agreement relating to its Senior Credit Facility effective March 9, 2015 through June 6, 2018. The Company will be required to make payments based on a fixed interest rate of 1.535% calculated on an initial notional amount of $88.1 million. In exchange, the Company will receive interest on $88.1 million notional amount at a variable rate. The variable rate interest the Company will receive is based on the one-month LIBOR. The net effect of the interest rate swap agreement will be to fix the interest rate on $88.1 million of the Company’s Term Loan at 1.535% plus an applicable margin (as defined by the Senior Credit Facility). The Company has determined that this interest rate swap agreement qualifies as a cash flow hedge.

Using quoted prices based on observable inputs (a Level 2 fair value measurement), the Company has recorded liabilities for these cash flow hedges of $147,000 ($89,000 net of taxes) as of December 31, 2013. The fair values of these cash flow hedges will be adjusted regularly, with a corresponding adjustment to other comprehensive income within equity.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company declared quarterly dividends to common stockholders totaling $8.5 million and $8.8 million during fiscal 2012 and 2013, respectively. The Company intends to pay regular quarterly dividends at the discretion of its Board. The issuance of a dividend is dependent on a variety of factors, including, but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s Senior Credit Facility.

On May 3, 2012, the Company announced that its Board authorized a review of strategic alternatives, including a possible business combination or sale of the Company, to maximize value for all stockholders. On December 6, 2012, the Company announced that its Board had completed its review and elected to recapitalize the Company by amending its existing credit facility and declared a one-time cash dividend of $4.00 per share ($68.8 million in total) payable to holders of record of the Company’s common stock as of the close of business on December 17, 2012. The payment date of the dividend was December 27, 2012. The Company recorded expenses towards this review as Strategic Alternatives Expense on the consolidated statements of income and comprehensive income.

Series A Junior Participating Preferred Stock

In June 1999, the Board authorized the issuance of 700,000 shares of Series A junior participating preferred stock. There were no shares issued or outstanding during fiscal years 2012 and 2013.

11.	STOCK-BASED COMPENSATION

As of December 31, 2013, the Company had three stock-based compensation plans under which it was still issuing awards: the 2011 Omnibus Incentive Plan, the Equity Plan for Non-Employee Directors and a Stock Appreciation Rights Plan. Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

2011 Omnibus Incentive Plan

On May 3, 2011, the 2011 Omnibus Incentive Plan (the “Omnibus Plan”) became effective after approval by the Board and the Company’s stockholders. The Omnibus Plan provides for the granting of incentive stock options, nonqualified stock options, SARs, restricted stock, RSUs, performance shares, performance units, cash-based awards and other stock based awards. All of the Company’s employees and third party service providers are eligible to receive awards. The Omnibus Plan will terminate automatically in May 2021, unless terminated by the Board at an earlier date. The Board has the authority to amend, modify or terminate the Omnibus Plan, subject to any required approval by the Company’s stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the Omnibus Plan without the consent of the holders. Options generally are granted with an exercise price equal to the fair market value on the date of grant and have a contractual life of ten years. Vesting can either be based on the passage of time or on the achievement of performance goals. The Omnibus Plan provides for the issuance of up to 1,000,000 shares of common stock to eligible individuals through the various forms of permitted awards. The maximum number of shares for which options or stock appreciation rights may be granted to any participant is 300,000 per year and the maximum number of shares that may be paid to any participant in the form of restricted stock, restricted stock units, performance shares or other stock based awards is 300,000 shares per year. The maximum aggregate amount that may be paid under an award of performance units, cash-based awards or any other award payable in cash, in each case that are performance-based compensation, is $5.0 million. As of December 31, 2013, there were 224,994 shares remaining available for issuance under the Omnibus Plan.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Equity Plan for Non-Employee Directors

On December 19, 2003, the Board adopted the Stock Option Plan for Independent Directors. On May 3, 2011, the Board and the Company’s stockholders approved the amendment and restatement of this plan. Amongst other changes, the name of the plan was changed to the Equity Plan for Non-Employee Directors (the “Equity Plan”). The Equity Plan provides for the granting of nonqualified stock options, restricted stock and restricted stock units to independent directors. The Board may amend, suspend, or terminate the Equity Plan at any time, provided, however, that no such action may adversely affect any outstanding option without the option holder’s consent. Options are granted with an exercise price equal to the fair market value on the date of grant, become exercisable six months after the grant date and are exercisable for five years from the date of grant unless earlier terminated. The Equity Plan provides for the issuance of up to 500,000 shares of common stock to eligible participants. As of December 31, 2013, there were 103,224 shares remaining available for issuance under the Equity Plan.

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

The SAR Plan provides for 150,000 shares to be issued pursuant to stock appreciation rights. As of December 31, 2013, there were 121,678 shares remaining under this authorization.

Stock Based Compensation Cost

Stock-based compensation for fiscal years 2011, 2012 and 2013 was $2.3 million, $2.4 million and $1.8 million, respectively, and is included in general and administrative expenses.

The fair value of stock options and SARs granted during fiscal years 2011, 2012 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

Fiscal Year Ended
	January 3, 2012	January 1, 2013	December 31, 2013
Expected life of options and SARs from date of grant	2.75 - 6.0 years	2.75 - 6.0 years	3.25 - 6.0 years
Risk-free interest rate	0.38% - 2.61%	0.35% - 1.16%	0.34% - 1.68%
Volatility	42 - 44%	35% - 42%	29% - 32%
Assumed dividend yield	3.31%	2.83% - 4.10%	2.85% - 3.59%

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Option and SARs Activity

The weighted-average fair value of stock options and SARs issued and the total intrinsic value of options and SARs exercised were:

	2011	2012	2013
	(In thousands, except share prices)
Weighted-average grant date fair value	$4.69	$4.03	$2.82
Total intrinsic value of options exercised	$1,374	$1,528	$3,122

As a result of the Company paying a special cash dividend of $4.00 per share on December 27, 2012 to common stockholders of record on December 17, 2012 (see Note 10), the Company reduced the exercise price of all stock options and SARs outstanding on January 8, 2013 by a factor of 1.3 and increased the number of stock options and SARs outstanding by an equivalent factor of 1.3. This adjustment, which was based on the closing price of the Company’s stock on the day before and the day after December 27, 2012, was made in accordance with the anti-dilution provisions in the Company’s Omnibus Plan and the Company’s SARs Plan and did not result in any additional compensation expense.

Changes in outstanding stock options and SARs during the fiscal years 2011, 2012 and 2013 were as follows:

	Number of Options and SARs			Weighted-Average Exercise Price
	2011	2012	2013	2011	2012	2013
Outstanding, beginning of year	1,069,819	1,217,749	1,135,209	$10.11	$12.17	$13.05
January 8, 2013 conversion			x 1.3			÷ 1.3

Outstanding, as converted			1,475,772			$10.04
Granted	425,180	322,427	367,200	15.61	14.44	14.06
Exercised	(183,278)	(231,009)	(488,656)	7.49	9.07	9.06
Forfeited	(93,972)	(117,701)	(137,782)	13.48	13.66	12.97
Cancelled	—	(56,257)	(2,110)	—	16.81	8.66

Outstanding, ending of year	1,217,749	1,135,209	1,214,424	$12.17	$13.05	$11.46

Exercisable and vested, end of year	566,665	553,105	625,166	$10.68	$11.55	$10.04

A summary of the status of the Company’s non-vested stock options and SARs as of December 31, 2013, and changes during the fiscal year then ended, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested shares, January 1, 2013	582,104	$4.72
January 8, 2013 conversion	x 1.3	÷ 1.3

Non-vested shares, as converted	756,735	$3.63
Granted	367,200	2.82
Vested	(398,819)	3.57
Forfeited	(135,858)	3.62

Non-vested shares, December 31, 2013	589,258	$3.09

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2013, the weighted-average remaining life of total outstanding options and SARs, and exercisable and vested options and SARs was 6.76 years and 5.39 years, respectively. As of December 31, 2013, the aggregate intrinsic value of outstanding options and SARs, and exercisable and vested options and SARs was $3.9 million and $2.8 million, respectively.

The following table summarizes information about stock options and SARs outstanding at December 31, 2013:

	Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Number of Options	Wt.Avg. Exercise Price	Wt.Avg. Remaining Life (Years)	Number of Options	Wt.Avg. Exercise Price
$0.00 - $5.00	38,550	$3.51	5.03	38,550	$3.51
$5.01 - $10.00	235,793	8.60	4.62	235,793	8.60
$10.01 - $15.00	886,581	12.19	7.30	350,823	11.72
$15.01 - $20.00	53,500	17.70	8.54	—	—

	1,214,424	$11.46	6.76	625,166	$10.04

As of December 31, 2013, the Company has approximately $0.7 million of total unrecognized compensation cost related to non-vested awards granted under its plans, which will be recognized over a weighted-average period of 1.34 years.

Restricted Stock Unit Activity

The Company issues RSU’s under the Omnibus Plan. The Company’s outstanding RSUs have a three year life and one-third of each grant becomes unrestricted each year on the anniversary of the grant date. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of the Company’s common stock. The fair value of the Company’s RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

Transactions for fiscal 2013 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, January 1, 2013	140,785	$14.63
Granted	103,550	14.24
Vested	(50,699)	15.04
Forfeited	(37,280)	14.23

Non-vested rights, December 31, 2013	156,356	$14.33	$2,267,162

As of December 31, 2013, the Company had approximately $0.9 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.41 years.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock

On January 9, 2009, the Company’s Compensation Committee granted 63,776 shares of restricted stock with a value of $375,000 in connection with Mr. O’Neill’s appointment as President and Chief Executive Officer. The Company recognized compensation cost for this award using a graded vesting attribution method over the requisite service period. Stock-based compensation expense for fiscal year 2011 includes $0.1 million related to the vesting of these shares. As of January 9, 2012, all shares were fully vested.

12.	OTHER OPERATING (INCOME) EXPENSES, NET

Other operating (income) expenses, net consist of the following

	Fiscal Year Ended
	January 3, 2012	January 1, 2013	December 31, 2013
	(in thousands)
Gains on refranchising of restaurants, net	$—	$—	$(1,319)
Gain on insurance proceeds received	(394)	—	—
Acquisition costs	295	115	20
Losses on Company-owned restaurant closures	113	20	1,276
(Gains) losses on ordinary fixed asset dispositions and other	(409)	250	386
Employee wage settlement	—	—	775
San Francisco Health Care Security Ordinance	—	1,207	—

Other operating (income) expenses, net	$(395)	$1,592	$1,138

Gains on refranchising of restaurants, net

On April 3, 2013, the Company sold five company-owned restaurants in the Pittsburgh, Pennsylvania market to an existing franchisee for $1.8 million. The assets sold had a net book value of $0.2 million and the Company incurred additional costs of $0.1 million associated with this transaction which resulted in a total gain of $1.5 million. Of the $1.5 million gain, $0.4 million has been deferred as it is contingent upon the successful renegotiation of a lease. The Company recognized $0.1 million of the deferred gain in fiscal 2013. The remaining $0.3 million of the deferred gain is recorded as a component of accrued expenses and other current liabilities on the December 31, 2013 consolidated balance sheet.

On November 26, 2013, the Company sold a company-owned restaurant in Fairfield, Connecticut to an existing franchisee for $0.2 million. The assets sold had a net book value of approximately $0.1 million, resulting in a gain of $0.1 million.

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

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Employee Wage Settlement

On January 6, 2014, the Company resolved claims regarding administrative compliance with California’s alternative workweek regulations and other claims by agreeing to a payment of $0.5 million plus applicable taxes, coupled by a release of any outstanding claims. The Company has recorded this liability as a component of accrued expenses and other current liabilities on the December 31, 2013 consolidated balance sheet.

13.	SAVINGS PLANS

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering employees, excluding officers, if they meet certain eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pretax basis, and contribute such amount to one or more investment options. Employer contributions are fully vested after three years of service. The Company did not accrue or pay a discretionary match for each of the fiscal years 2011, 2012 and 2013.

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

14.	INCOME TAXES

The components of the Company’s income tax provision are as follows:

	January 3, 2012	January 1, 2013	December 31, 2013
	(in thousands)
Current
Federal	$—	$—	$—
State	1,040	235	415

Total current income tax provision	1,040	235	415

Deferred
Federal	5,866	10,938	6,263
State	1,033	1,720	651

Total deferred income tax provision	6,899	12,658	6,914
Change in valuation allowance	19	(4,790)	—

Total deferred income tax provision	6,918	7,868	6,914

Total income tax provision	$7,958	$8,103	$7,329

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s effective tax rate differs from the statutory tax rates as follows:

	January 3, 2012	January 1, 2013	December 31, 2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income tax rate, net of Federal tax benefit	6.4%	4.1%	3.4%
Federal employment tax credits	(2.2%)	(0.7%)	(2.5%)
Expiring net operating losses	0.0%	23.0%	0.0%
Deferred rent	0.0%	0.0%	(3.0%)
Other, net	(1.6%)	0.5%	0.6%

	37.6%	61.9%	33.5%
Change in valuation allowance	0.0%	(23.0%)	0.0%

Effective income tax rate	37.6%	38.9%	33.5%

The Company’s total deferred tax assets and liabilities are as follows:

	January 1, 2013	December 31, 2013
	(in thousands)
Deferred tax assets	$50,744	$46,407
Deferred tax liabilities	(19,828)	(22,347)

Total deferred tax assets, net	$30,916	$24,060

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	January 1, 2013	December 31, 2013
	(in thousands)
Current deferred tax assets and liabilities, net
Operating loss carryforwards	$5,537	$7,846
Deferred revenue	212	249
Accrued expenses, net	2,536	1,825
Other	(95)	—

Total current deferred tax assets, net	8,190	9,920
Long-term deferred tax assets and liabilities, net
Operating loss carryforwards, net of unrecognized tax benefits	25,728	18,317
Property, plant and equipment	10,881	9,760
Intangible assets	(19,252)	(21,846)
Deferred rent	2,060	3,078
Stock-based compensation	2,260	2,694
Federal tax credits	1,063	1,816
Other	(14)	321

Total long-term deferred tax assets, net	22,726	14,140

Total deferred tax assets, net	$30,916	$24,060

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s continued utilization of its NOL carryforwards reduces its income tax liabilities. As of January 1, 2013 and December 31, 2013, the Company had $0.4 million and $0.5 million, respectively, of state income tax overpayments recorded within prepaid expenses on the consolidated balance sheet.

As of December 31, 2013, the Company’s NOL carryforwards for U.S. federal income tax purposes that are expected to be utilized against future taxable income are subject in part to annual limitations and the following expiration schedule:

Net Operating Loss Carryforwards
Expiration Date	Amount
(in thousands)
December 31, 2018	$4,559
December 31, 2020	3,209
December 31, 2022	3,425
December 31, 2023	42,362
December 31, 2024	12,003
December 31, 2025	5,413
December 31, 2026	4,900
December 31, 2029	7,041

$82,912

The Company’s ability to utilize its NOL carryforwards could be further limited if it experiences an “ownership change” as defined by IRC §382. The occurrence of an ownership change would limit the Company’s ability to utilize approximately $75.1 million of its NOL carryforwards that are not currently subject to limitation, and could further limit the Company’s ability to utilize its remaining NOL carryforwards and possibly other tax attributes. As of December 31, 2013, approximately $7.8 million of the Company’s NOL carryforwards are subject to limitation.

Excess tax benefits related to stock option exercises have not been recorded due to the Company’s NOL carryforward position. The following represents a reconciliation of the Company’s unrecognized excess tax benefits for the fiscal years ended January 1, 2013 and December 31, 2013:

Unrecognized excess tax benefits
(in thousands)
Balance—January 3, 2012	$7,247
Additions based on fiscal 2012 stock option exercises	658

Balance—January 1, 2013	$7,905
Additions based on fiscal 2013 stock option exercises	3,041

Balance—December 31, 2013	$10,946

These excess tax benefits are not included in the Company’s deferred tax assets due to limitations regarding their recognition. If these excess tax benefits are recognized in the future, the Company’s effective tax rate will not be impacted.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions:

	January 3, 2012	January 1, 2013	December 31, 2013
	(in thousands)
Balance, beginning of fiscal year	$1,147	$1,006	$711
Increase related to prior period positions	516	—	—
Increase related to current year positions	35	—	—
Decrease related to prior period positions	(692)	(295)	(44)

Balance, end of fiscal year	$1,006	$711	$667

The recorded amounts, if recognized, will have no impact on the effective tax rate due to the existence of NOL carryforwards.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various state and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for fiscal tax years 2010 through 2012. The IRS has completed its examinations for tax years 2009 and prior. The Company’s state and local tax filings remain subject to examination for fiscal tax years 2008 through 2012. Although years prior to fiscal 2008 are no longer subject to examination, the taxing authorities reserve the right to adjust the Company’s NOL carryforwards.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended
	January 3, 2012	January 1, 2013	December 31, 2013
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$2,482	$2,385	$4,983
Miscellaneous bank charges	402	386	458
Income taxes	$733	$660	$548
Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$38	$33	$713
Change in accrued expenses for purchases of property and equipment	$1,695	$(351)	$(189)

16.	RELATED PARTY DEVELOPMENTS

Greenlight Capital, L.L.C. and its affiliates (collectively “Greenlight”) beneficially owned approximately 38% of the Company’s common stock as of December 31, 2013. This represents a decrease from Greenlight’s beneficial ownership of approximately 63% as of January 1, 2013. In August 2013, Greenlight sold 1.5 million shares of the Company’s common stock in a secondary offering. In November 2013, Greenlight sold an additional 2.5 million shares of the Company’s common stock in another secondary offering. The Company did not receive any proceeds from these sales of shares and all costs associated with these transactions were charged to Greenlight. The Company’s chairman, E. Nelson Heumann, was an employee of Greenlight until his retirement from Greenlight in February 2011.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	COMMITMENTS, CONTINGENCIES AND OTHER DEVELOPMENTS

Letters of Credit

See Note 8 for information regarding the Company’s outstanding letters of credit.

Leases

The Company leases certain equipment under capital leases. Included in property, plant and equipment are the asset values of $0.1 million and $0.7 million and the related accumulated amortization of $41,000 and $0.1 million as of January 1, 2013 and December 31, 2013, respectively. Amortization of assets under capital leases of less than $0.1 million is included in depreciation and amortization expense for each of the fiscal years 2011, 2012 and 2013.

The Company leases office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through fiscal 2030. The restaurant leases have renewal clauses of 1 to 20 years at the Company’s option and, in some cases, have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for fiscal years 2011, 2012 and 2013 was $31.8 million, $33.3 million and $35.7 million, respectively. Contingent rent expense for fiscal years 2011, 2012 and 2013 was $0.2 million, $0.1 million and $0.2 million, respectively

As of December 31, 2013, future minimum lease payments under capital and operating leases were as follows:

Fiscal year:	Capital Leases	Operating Leases
	(in thousands)
2014	$288	$36,666
2015	281	35,442
2016	280	30,945
2017	6	23,477
2018	—	17,899
Thereafter	—	55,761

Total minimum lease payments	855	$200,190

Less imputed interest	124

Present value of minimum lease payments	731
Less current portion of obligations under capital leases	222

Obligations under capital leases, long-term	$509

The short-term and long-term portions of the Company’s capital leases are recorded as a component of accrued expenses and other current liabilities and other liabilities, respectively.

The Company subleases out a portion of its restaurant space on leases where it does not need the entire space for its operations. As of December 31, 2013, minimum sublease rentals to be received in the future under non-cancelable subleases were $1.6 million. The Company’s sublease income was $0.5 million, $0.5 million and $0.6 million for fiscal years 2011, 2012 and 2013, respectively.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Purchase Commitments

The Company has obligations with certain of its major suppliers of raw materials. From time to time, the Company will commit to the purchase price of certain commodities that are related to the ingredients used for the production of its bagels, cream cheese and coffee. The Company reviews the relationship of these purchase commitments to its business plan and general market trends. The total of the Company’s future purchase obligations as of December 31, 2013 was approximately $26.7 million.

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

In fiscal 2010, the Company’s management approved a plan to restructure the organization to align with its franchise growth model. This restructuring included eliminating certain redundant positions and reducing headcount. The Company incurred $0.2 million related to this restructuring for fiscal 2011.

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

The Company has no remaining restructuring liabilities as of December 31, 2013.

19.	SEGMENTS

The Company’s senior management team manages the business and allocates resources via a combination of restaurant sales reports and gross profit information related to the Company’s three sources of revenue, which are presented in their entirety within the consolidated statements of income and comprehensive income.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial results by reportable segment for fiscal years 2011, 2012 and 2013 are as follows:

	Segments
Fiscal 2011:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
		(in thousands)
Revenues:
Company-owned restaurant sales	$378,723	$—	$—	$—	$378,723
Manufacturing and commissary revenues	—	34,542	—	—	34,542
Franchise and license related revenues	—	—	10,330	—	10,330

Total revenues	378,723	34,542	10,330	—	423,595
Cost of sales:
Company-owned restaurant costs	311,634	—	—	—	311,634
Manufacturing and commissary costs	—	30,441	—	—	30,441
Franchise and license related costs	—	—	—	—	—

Total cost of sales	311,634	30,441	—	—	342,075

Operating expenses	265	—	—	56,737	57,002
Other expenses	—	—	—	3,357	3,357
Provision for income taxes	—	—	—	7,958	7,958

Net income (loss)	$66,824	$4,101	$10,330	$(68,052)	$13,203

Total assets	$—	$—	$—	$204,732	$204,732

	Segments
Fiscal 2012:	Company-owned restaurants	Manufacturing and commissary	Franchise and license	Corporate support	Consolidated
	(in thousands)
Revenues:
Company-owned restaurant sales	$384,783	$—	$—	$—	$384,783
Manufacturing and commissary revenues	—	31,037	—	—	31,037
Franchise and license related revenues	—	—	11,186	—	11,186

Total revenues	384,783	31,037	11,186	—	427,006
Cost of sales:
Company-owned restaurant costs	312,402	—	—	—	312,402
Manufacturing and commissary costs	—	24,236	—	—	24,236
Franchise and license related costs	—	—	—	—	—

Total cost of sales	312,402	24,236	—	—	336,638

Operating expenses	1,115	—	—	65,025	66,140
Other expenses	—	—	—	3,384	3,384
Provision for income taxes	—	—	—	8,103	8,103

Net income (loss)	$71,266	$6,801	$11,186	$(76,512)	$12,741

Total assets	$—	$—	$—	$213,613	$213,613

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Segments
Fiscal 2013:	Company-owned restaurants	Manufacturing	Franchise and license	Corporate support	Consolidated
	(in thousands)
Revenues:
Company-owned restaurant sales	$388,362	$—	$—	$—	$388,362
Manufacturing revenues	—	33,585	—	—	33,585
Franchise and license related revenues	—	—	12,534	—	12,534

Total revenues	388,362	33,585	12,534	—	434,481
Cost of sales:
Company-owned restaurant costs	321,072	—	—	—	321,072
Manufacturing costs	—	24,779	—	—	24,779
Franchise and license related costs	—	—	—	—	—

Total cost of sales	321,072	24,779	—	—	345,851

Operating expenses	1,075	—	—	59,691	60,766
Other expenses	—	—	—	5,970	5,970
Provision for income taxes	—	—	—	7,329	7,329

Net income (loss)	$66,215	$8,806	$12,534	$(72,990)	$14,565

Total assets	$—	$—	$—	$198,254	$198,254

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for fiscal years 2012 and 2013:

	Fiscal year 2012:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$104,873	$105,993	$105,494	$110,646
Income from operations	6,044	5,590	6,332	6,262
Net income available to common stockholders	$3,204	$2,956	$3,414	3,167
Net income available to common stockholders per share—Basic	$0.19	$0.17	$0.20	$0.19
Net income available to common stockholders per share—Diluted	$0.19	$0.17	$0.20	$0.18
Cash dividend declared	$0.125	$0.125	$0.125	$4.125
Weighted average number of common shares outstanding:
Basic	16,850,776	16,935,195	16,961,298	16,992,803

Diluted	17,125,409	17,213,322	17,292,305	17,278,632

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Fiscal year 2013:
	1st Quarter (13 wks)	2nd Quarter (13 wks)	3rd Quarter (13 wks)	4th Quarter (13 wks)
	(in thousands, except earnings per share and related share information)
Revenue	$106,123	$107,760	$106,408	$114,190
Income from operations	5,364	6,828	6,510	9,162
Net income available to common stockholders	$2,361	$3,332	$4,020	4,852
Net income available to common stockholders per share—Basic	$0.14	$0.19	$0.23	$0.28
Net income available to common stockholders per share—Diluted	$0.14	$0.19	$0.22	$0.27
Cash dividend declared	$0.125	$0.125	$0.125	$0.130
Weighted average number of common shares outstanding:
Basic	17,129,106	17,339,292	17,451,544	17,573,644

Diluted	17,527,969	17,726,861	17,936,939	18,022,855

21.	SUBSEQUENT EVENTS

On January 22, 2014, the Board declared a cash dividend on the Company’s common stock in the amount of $0.13 per share, payable on April 15, 2014, to shareholders of record as of March 3, 2014.

EINSTEIN NOAH RESTAURANT GROUP, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of period	Additions (a)	Deductions (b)	Balance at end of period
	(in thousands)
For the fiscal year ended January 3, 2012:
Allowance for doubtful accounts	$49	69	(45)	$73
Valuation allowance for deferred taxes	$4,771	19	—	$4,790
For the fiscal year ended January 1, 2013:
Allowance for doubtful accounts	$73	78	(45)	$106
Valuation allowance for deferred taxes	$4,790	—	(4,790)	$—
For the fiscal year ended December 31, 2013:
Allowance for doubtful accounts	$106	149	(72)	$183

Notes:

(a) Amounts	charged to costs and expenses.
(b)	Bad debt write-offs and charges to reserves.

See accompanying report of independent registered public accounting firm

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2013, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report dated February 27, 2014, appearing under the heading “Report of Independent Registered Public Accounting Firm,” in Part II, Item 8 of this report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2013, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 24, 2014, Einstein Noah Restaurant Group, Inc. (the “Company”) entered into a letter agreement with John A. Coletta (the “Agreement”).

The Agreement includes compensation and benefits for Mr. Coletta in connection with the Company’s desire to ensure continuity of management. The Agreement is effective February 24, 2014 and continues in effect while Mr. Coletta remains employed by the Company, unless sooner terminated by its terms or extended by the parties and provides the following:

•

Immediately prior to the consummation of a change in control (as defined in the Agreement): (i) all outstanding stock options become fully-vested and, if applicable, the option exercise period is extended for two years following the date of a qualifying termination of the executive; and (ii) all outstanding restricted stock units and other equity awards become fully-vested and payable.

•

Subject to continuous employment through the consummation of a change in control, the Company shall pay Mr. Coletta a transaction success bonus in the form of a lump-sum cash payment. The amount of the transaction bonus varies based on the level of consideration received by the Company in the transaction. The potential transaction success bonus range for Mr. Coletta is $75,000-$300,000. If Mr. Coletta’s employment is terminated prior to the transaction by the Company without cause or by the executive for good reason (as defined in the Agreement), the Company shall pay the transaction success bonus to the executive at the time and in the amount the executive would otherwise receive.

•

If on or within 24 months following the consummation of a change in control, Mr. Coletta’s employment with the Company is terminated by the Company without cause or by the executive for good reason (each a “Qualifying Termination”), in addition to all accrued but unpaid salary, accrued vacation and unused paid time off, the Company will provide the executive a lump-sum cash payment, continued benefits, and outplacement services as follows:

•

a severance payment determined as the sum of: (i) two times Mr. Coletta’s then current base salary, plus (ii) one times Mr. Coletta’s target bonus for the year of the Qualifying Termination or, if greater the year of the change in control, plus (iii) a pro rata portion of one times Mr. Coletta’s target bonus in effect on the date of the Qualifying Termination, pro-rated for the number of months of service completed prior to termination; and

•

continued access to Company group medical, dental, vision and prescription benefits for the COBRA period, payable at the active employee rate, and outplacement services for an 18-month period, payable by the Company.

The Agreement include covenants of both the Company and Mr. Coletta set forth in a form of mutual release, indemnification, confidentiality and non-solicitation agreement, to be executed following his termination.

The Agreement for Mr. Coletta is filed as Exhibit 10.17 to this Form 10-K, and the foregoing disclosure is qualified by reference to the exhibit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2013 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2013 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

We adopted a Code of Conduct applicable to our chief executive officer, chief financial officer, chief accounting officer and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on the Company’s website. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2013 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2013 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2013 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2013 fiscal year, and is hereby incorporated by reference.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: February 27, 2014	By:	/S/ MICHAEL W. ARTHUR
Michael W. Arthur Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

Signature	Title

/S/ MICHAEL W. ARTHUR Michael W. Arthur	Interim President and Chief Executive Officer, and Director (Principal Executive Officer)

/S/ JOHN A. COLETTA John A. Coletta	Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT E. GOWDY, JR. Robert E. Gowdy, Jr.	Controller and Chief Accounting Officer (Principal Accounting Officer)

/S/ E. NELSON HEUMANN E. Nelson Heumann	Director

/S/ FRANK C. MEYER Frank C. Meyer	Director

/S/ EDNA K. MORRIS Edna K. Morris	Director

/S/ THOMAS J. MUELLER Thomas J. Mueller	Director

/S/ S. GARRETT STONEHOUSE, JR. S. Garrett Stonehouse, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

3.2	Fourth Amended By-Laws of Einstein Noah Restaurant Group, Inc. is hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 7, 2011.

4.1	New World Restaurant Group, Inc. Certificate of Designation, Preferences and Rights of Series Z Preferred Stock is hereby incorporated by reference to Schedule 1 to Annex B to the Company’s Proxy Statement in respect of the 2003 Annual Meeting of Stockholders.

10.1+	1994 Stock Plan is hereby incorporated by reference to the Company’s Registration Statement on Form SB-2 (33-95764).

10.2+	Directors’ Option Plan is hereby incorporated by reference to the Company’s Registration Statement on Form SB-2 (33-95764).

10.3A+	Executive Employee Incentive Plan is hereby incorporated by reference to Annex A to the Company’s Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.3B+	First Amendment to Executive Employee Incentive Plan is hereby incorporated by reference to Annex B to the Company’s Proxy Statement in respect of the 2005 Annual Meeting of Stockholders.

10.3C+	Third Amendment to the Executive Employee Incentive Plan is hereby incorporated by reference to Annex D to the Company’s Proxy Statement in respect of the 2007 Annual Meeting of Stockholders.

10.4A+	Einstein Noah Restaurant Group, Inc Equity Plan for Non-Employee Directors, effective May 3, 2011, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.4B+	Form of Restricted Stock/Restricted Stock Unit Agreement under the Einstein Noah Restaurant Group, Inc. Equity Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5A+	Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan, effective May 3, 2011, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5B+	Form of Restricted Stock Unit Agreement (Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5C+	Form of Restricted Stock Unit Agreement (Non-Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5D+	Form of Stock Option Agreement under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.5E+	Form of Notice of Restricted Stock Unit Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 5, 2011.

Exhibit Number	Description

10.5F+	Form of Notice of Stock Option Grant under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 5, 2011.

10.6A+	New World Restaurant Group, Inc. Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 20, 2007.

10.6B+	Form of Stock Appreciation Rights Agreement is hereby incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed February 20, 2007.

10.6C+	Amendments to Einstein Noah Restaurant Group, Inc. Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2012.

10.7+	Einstein Noah Restaurant Group, Inc. Nonqualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

10.8+	Jeffrey J. O’Neill Offer of Employment dated December 3, 2008 is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

10.9+	John A. Coletta Offer of Employment dated September 22, 2013 is hereby incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed September 25, 2013.

10.10+	Emanuel P.N. Hilario Offer of Employment dated May 5, 2010 is hereby incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 10, 2010.

10.11+	Rhonda J. Parish Offer of Employment dated January 13, 2010 is hereby incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

10.12	Approved Supplier Agreement dated as of November 30, 2006, by and among New World Restaurant Group, Inc., Einstein and Noah Corp., Manhattan Bagel Company, Inc., and Harlan Bagel Supply Company, LLC, and Harlan Bakeries, Inc. (Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2) is hereby incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

10.13A	Amended and Restated Credit Agreement dated as of December 6, 2012, by and among the Registrant, with Bank of America, N.A., as Administrative Agent, and the Lenders named therein, is incorporated by reference to Exhibit 10.13A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2013.

10.13B	Amendment No.1 to the Amended and Restated Credit Agreement dated June 26, 2013, by and among the Registrant, with Bank of America, N.A., as Administrative Agent and the Lenders named therein, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2013.

10.13C	Guaranty and Security Agreement, dated as of December 20, 2010, by and among the Registrant, the Guarantors named therein and Bank of America, N.A. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

10.14+	Letter Agreement for Jeffrey J. O’Neill is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2012.

Exhibit Number	Description

10.15+	Letter Agreement for Emanuel P.N. Hilario is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.16+	Letter Agreement for Rhonda J. Parish is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 3, 2012.

10.17*+	Letter Agreement for John A. Coletta.

10.18+	Vesting of Stock Options and Restricted Stock Units (RSUs) of Jeffrey J. O’Neill as of February 24, 2014 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2014.

21*	Subsidiaries of the Registrant

23*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

32.1*	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101*	The following materials from the Annual Report on Form 10-K of Einstein Noah Restaurant Group, Inc. for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
+	Management contract.