Form 10-Q
period 2014-04-01
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2014-05-02
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2014

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

As of April 24, 2014, there were 17,924,965 shares of the registrant’s Common Stock, par value of $0.001 per share outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	April 1,
	2013	2014
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$5,982	$3,959
Restricted cash	1,287	1,123
Accounts receivable, net of $183 and $325 of allowances	9,875	10,311
Inventories	5,634	5,314
Current deferred income tax assets, net	9,920	8,300
Prepaid expenses	7,252	9,134
Other current assets	682	709

Total current assets	40,632	38,850

Property, plant and equipment, net	64,229	64,012
Trademarks and other intangibles, net	64,486	64,457
Goodwill	10,775	10,775
Long-term deferred income tax assets, net	14,140	14,781
Other assets	3,992	3,886

Total assets	$198,254	$196,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,485	$11,093
Accrued expenses and other current liabilities	25,773	22,004
Current portion of long-term debt	3,750	5,625

Total current liabilities	43,008	38,722

Long-term debt	103,250	103,125
Other liabilities	13,037	13,393
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; no shares outstanding	—	—

Total liabilities	159,295	155,240

Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 17,588,710 and 17,857,877 shares issued and outstanding	18	18
Additional paid-in capital	283,624	286,484
Accumulated other comprehensive loss, net of income tax	(89)	(156)
Accumulated deficit	(244,594)	(244,825)

Total stockholders’ equity	38,959	41,521

Total liabilities and stockholders’ equity	$198,254	$196,761

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended
	April 2,	April 1,
	2013	2014

Revenues:
Company-owned restaurant sales	$94,226	$96,552
Manufacturing revenues	9,193	9,491
Franchise and license related revenues	2,969	3,825

Total revenues	106,388	109,868

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	25,847	26,552
Labor costs	28,680	28,855
Rent and related expenses	10,704	11,323
Other operating costs	10,268	11,251
Marketing costs	2,486	3,256

Total company-owned restaurant costs	77,985	81,237

Manufacturing costs	7,478	7,614
General and administrative expenses	10,208	10,779
Depreciation and amortization	4,940	4,322
Pre-opening expenses	287	156
Senior management transition costs	—	1,093
Other operating expenses, net	126	161

Total costs and expenses	101,024	105,362

Income from operations	5,364	4,506

Interest expense, net	1,743	1,121

Income before income taxes	3,621	3,385

Provision for income taxes	1,260	1,327

Net income	$2,361	$2,058

Unrealized losses on derivatives, net of tax	(60)	(67)

Comprehensive income	$2,301	$1,991

Net income per share:
Basic	$0.14	$0.12

Diluted	$0.14	$0.11

Cash dividend declared per common share	$0.125	$0.130

Weighted average number of common shares outstanding:
Basic	17,129,106	17,648,912

Diluted	17,527,969	18,020,511

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 weeks ended
	April 2, 2013	April 1, 2014

OPERATING ACTIVITIES:
Net income	$2,361	$2,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,940	4,322
Deferred income tax expense	945	1,022
Stock-based compensation expense	588	954
Losses on disposal of assets	126	124
Provision for losses on accounts receivable	25	227
Amortization of debt issuance costs	142	162
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	46	164
Accounts receivable	(493)	(663)
Accounts payable and accrued expenses	(7,939)	(5,666)
Other assets and liabilities	638	(1,231)

Net cash provided by operating activities	1,379	1,473

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,818)	(4,750)
Proceeds from the sale and disposal of property and equipment	6	1

Net cash used in investing activities	(4,812)	(4,749)

FINANCING ACTIVITIES:
Proceeds from line of credit	4,000	10,000
Repayments on line of credit	(8,700)	(7,000)
Term loan repayments	(1,250)	(1,250)
Debt issuance costs	(13)	—
Dividends paid	(2,464)	(2,345)
Proceeds upon stock option exercises	1,902	1,906
Payments under capital lease obligations	(8)	(58)

Net cash (used in) provided by financing activities	(6,533)	1,253

Net decrease in cash and cash equivalents	(9,966)	(2,023)
Cash and cash equivalents, beginning of period	17,432	5,982

Cash and cash equivalents, end of period	$7,466	$3,959

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the thirteen-week period ended April 1, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of April 1, 2014, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The Company believes that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full fiscal year.

For the fiscal quarter ended April 2, 2013, the Company made the following reclassifications and adjustments to its consolidated statement of income and comprehensive income:

•	Reclassed the savings obtained from the self-manufacturing of bagels for our company-owned restaurants from the manufacturing segment of our business to our company-owned restaurants;

•	Reclassed certain restaurant insurance charges from rent and related expenses to other operating costs within Company-owned restaurant costs; and

•	Recorded manufacturing revenue for sales made to the Company’s franchisees that were previously eliminated.

Fiscal quarter ended April 2, 2013:	As Previously Reported	Reclassification	As Adjusted
	(in thousands)

Manufacturing revenues	$8,928	$265	$9,193

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$26,570	$(723)	$25,847
Labor costs	28,680	—	28,680
Rent and related expenses	10,832	(128)	10,704
Other operating costs	10,140	128	10,268
Marketing costs	2,486	—	2,486

Total company-owned restaurant costs	$78,708	$(723)	$77,985

Manufacturing costs	$6,490	$988	$7,478

Income from operations	$5,364	$—	$5,364
Net income	$2,361	$—	$2,361

The Company believes that these reclassifications and adjustments, as shown above, are immaterial and will more accurately reflect the nature of the expenses in its consolidated statements of income and comprehensive income and are necessary to conform to the current period presentation. Consolidated income from operations and net income were not impacted by these reclassifications.

2.	Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on the Company’s financial statements.

3.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31,	April 1,
	2013	2014
	(in thousands)
Finished goods	$4,798	$4,471
Raw materials	836	843

Total inventories	$5,634	$5,314

4.	Stock-Based Compensation

As of April 1, 2014, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. As of April 1, 2014, there were 45,968 shares, 69,088 shares and 119,426 shares reserved for future issuance under the Omnibus Plan, Equity Plan and SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended April 2, 2013 and April 1, 2014 was approximately $0.6 million and $0.9 million, respectively. These costs are normally included in general and administrative expenses. For the first quarter of 2014, the Company recorded $0.4 million of the $0.9 million in stock based compensation costs as “Senior management transition costs” as these costs are direct and incremental to the February 2014 departure of the Company’s Chief Executive Officer. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended
	April 2, 2013	April 1, 2014
Expected life of options and SARs from date of grant	3.25 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	0.40% - 1.10%	0.69% - 1.84%
Volatility	32%	29%
Assumed dividend yield	3.48%	3.15%

Stock Option and SARs Activity

Stock option and SARs transactions under all plans during the thirteen weeks ended April 1, 2014 were as follows:

	Number of Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2013	1,214,424	$11.46
Granted	113,083	14.52
Exercised	(204,693)	10.68
Forfeited/Cancelled	(8,100)	14.52

Outstanding, April 1, 2014	1,114,714	$11.89	6.62

Exercisable and vested, April 1, 2014	734,137	$10.89	5.80

The aggregate intrinsic value of stock options exercised during the thirteen weeks ended April 1, 2014 was $1.2 million.

As of April 1, 2014, the Company had approximately $0.6 million of total unrecognized compensation cost related to stock option and SARs awards granted under its plans, which will be recognized over a weighted average period of 1.50 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the thirteen weeks ended April 1, 2014 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, December 31, 2013	156,356	$14.33
Granted	135,875	14.57
Vested	(82,669)	13.85
Forfeited	(4,599)	14.19

Non-vested rights, April 1, 2014	204,963	$14.69	$3,310,920

As of April 1, 2014, the Company had approximately $2.2 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.35 years.

5.	Income Taxes

The Company currently estimates its projected fiscal 2014 annual effective tax rate to be 39.2%, which compares to a fiscal 2013 annual effective tax rate of 33.5%. Certain federal employment tax credits that the Company was able to recognize in fiscal 2013 have not yet been re-enacted for fiscal 2014.

6.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended
	April 2, 2013	April 1, 2014
Basic weighted average shares outstanding	17,129,106	17,648,912
Dilutive effect of stock options, SARs and RSUs	398,863	371,599

Diluted weighted average shares outstanding	17,527,969	18,020,511

Anti-dilutive stock options, SARs and RSUs	219,726	138,832

Diluted net income per share of common stock is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options, SARs and RSUs. Potential common stock equivalents are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

7.	Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of April 1, 2014, the Company had $6.6 million in letters of credit outstanding which reduces the letter of credit availability under its revolving credit facility to $13.4 million. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of April 1, 2014, the Company had an outstanding balance of $15.0 million on its $75.0 million revolving credit facility. The availability under the revolving credit facility was $53.4 million as of April 1, 2014.

Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees and employees or former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

8.	Supplemental Cash Flow Information

	13 weeks ended
	April 2, 2013	April 1, 2014
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$1,406	$804
Miscellaneous bank charges	113	105

Income taxes	$39	$139

Non-cash investing activities:
Change in accrued expenses for purchases of property and equipment	$(1,301)	$(549)

9.	Subsequent Events

On April 29, 2014, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.13 per share, payable on July 15, 2014 to stockholders of record on June 2, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, which are intended to speak only as of the date thereof, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the impact on our business as a result of Federal and/or State legislation including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules promulgated thereunder, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2013. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

We operate on a 52- or 53-week fiscal year, which ends on the Tuesday closest to December 31. The first quarters in fiscal years 2013 and 2014 ended on April 2, 2013 and April 1, 2014, respectively. Each quarter contained thirteen weeks. Our current fiscal year ends on December 30, 2014 and consists of 52 weeks. Fiscal year 2013 consisted of 52 weeks and ended on December 31, 2013.

As used in this report, the terms “company,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this report, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, senior management transition costs, restructuring expenses, strategic alternative expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow,” which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 15 and 20.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be temporarily closed for up to twelve months after it ceases operations. If a suitable relocation site has not been identified by the end of twelve months, we consider the restaurant to be permanently closed. Until that time, we include the restaurant in our open store count, but exclude its sales from our comparable store sales. As of April 1, 2014 there are five stores that we intend to relocate, and are thus considered to be temporarily closed.

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

In the context of our key strategies to drive comparable store sales growth, to manage corporate margins and to accelerate unit growth, we evaluated our financial performance for the first quarter of 2014 by considering the following key factors:

•	Comparable store sales – In the first quarter of 2014, we recorded a system-wide comparable store sales increase of +1.6%, while company-owned comparable store sales increased +1.7%. This represents the best comparable store results for our company-owned stores since the first quarter of 2008. Management believes that its continued investment in discounting, along with new product development, plays a key role in driving improvement in transaction trends.

•	Catering/Coffee – Catering sales, which continue to be a strong revenue driver, comprised approximately 10.0% of our company-owned restaurant sales for the first quarter of 2014, with total catering sales increasing by 21.3% from the first quarter of 2013. Coffee sales also remain strong and total hot beverage sales represent approximately 11% of our comparable company-owned stores sales for the first quarter of 2014.

•	Unit development – We opened thirteen units in the first quarter of 2014. This represents an increase of two units over the eleven units opened in the first quarter of 2013 and nearly a tripling of activity from the first quarter of 2012.

•	Manufacturing – Manufacturing sales remain robust and increased 3.2% from the first quarter of 2013. Manufacturing gross margin increased to $1.9 million from $1.7 million, a 9.4% increase, as we saw a favorable shift in sales mix.

2014 Outlook

Our execution plan to grow comparable store sales includes:

•	Building traffic by:

•	Focusing on fresh baked bagels and beverage innovation;

•	Delivering relevant, reliable and valuable guest experiences;

•	Promoting innovative and effective value;

•	Emphasizing and further developing our lunch menu offerings; and

•	Enhancing our healthy options menu.

•	Building average check through bulk bagels, accelerating catering growth and emphasizing signature/premium menu items.

•	Increasing media and brand awareness with a balanced approach of local (grass roots) and mass marketing through:

•	Directional outdoor and radio support;

•	Local brand activation; and

•	Digital marketing/social media.

We expect that our catering channel will further benefit from new initiatives in fiscal 2014 that include an enhanced call center, expanding search engine marketing, utilization of sales coordinators in smaller markets and database activation.

We plan to improve corporate margins by focusing on strategic contract renegotiations, distribution optimization, improving packaging quality and costs, and improving marketing and construction material purchases.

Our emphasis on acceleration of unit growth includes the planned opening of 75 to 85 units in 2014. We will seek to accomplish this objective by continuing to focus on a franchise first growth model, asset light unit economics, penetration into new key channels and opportunistic refranchising and acquisition efforts. We see refranchising our units as an opportunity to attract high quality franchisees that will support our accelerated growth initiatives.

We currently have a robust pipeline of existing franchise development agreements and new license locations. As of April 24, 2014, we have 28 development agreements in place for 199 total restaurants, 49 of which have already opened. Based upon the development agreements, we expect the remaining 150 new restaurants will open on various dates through 2021.

We expect to spend between $30 million and $35 million in capital expenditures in 2014, which includes the opening of new company-owned restaurants and the relocation of existing company-owned restaurants. We now plan to remodel at least 20 additional stores, and with continued success, we may remodel as many as 75 Company stores during 2014 to further enhance our brand image.

Results of Operations for the Quarterly Periods ended April 2, 2013 and April 1, 2014

Financial Highlights for the First Quarter 2014 as compared to the First Quarter 2013

•	Total revenues increased $3.5 million, or 3.3%, driven by positive comparable store sales, franchise and license unit growth and increased third party sales by our manufacturing plant:

	13 weeks ended
	April 2, 2013	April 1, 2014
	(in thousands)
Revenues:
Company-owned restaurant sales	$94,226	$96,552
Manufacturing revenues	9,193	9,491
Franchise and license related revenues	2,969	3,825

Total revenues	$106,388	$109,868

•	System-wide comparable store sales and company-owned comparable store sales increased +1.6% and +1.7%, respectively, which we attribute to an increase in pricing (which we took to offset inflation) and a shift in sales mix, partially offset by a decline in transactions. We continue to focus on stimulating comparable transactions by featuring our breakfast and lunch value layer deals coupled with innovative features on our premium sandwiches. We believe that extreme weather in several of our markets negatively impacted our transactions during the first quarter 2014.

•	Our overall gross margin (excluding depreciation and amortization) for the first quarter of 2014 was $21.1 million (19.1%), an increase of 0.4%, and was driven by revenue growth partially offset by operating expense investments:

	13 weeks ended
	(in thousands)		Increase
	April 2, 2013	April 1, 2014	2014 vs. 2013

Total revenues	$106,388	$109,868	3.3%
Company-owned restaurant costs	77,985	81,237	4.2%
Manufacturing costs	7,478	7,614	1.8%

Gross Margin	$20,925	$21,017	0.4%

•	Increased general and administrative expenses, primarily for labor and insurance, offset interest expense savings during the first quarter of 2014.

•	We incurred approximately $1.1 million in costs related primarily to the departure of our Chief Executive Officer (“CEO”) in the first quarter of 2014. These charges primarily include severance, accelerated vesting of options and external legal fees.

•	Net income decreased $0.3 million, or 12.8%, and Adjusted EBITDA decreased $0.3 million, or 3.3%, from the first quarter of 2013.

•	Earnings per share (“EPS”) decreased to $0.11 per share on a dilutive basis for the first quarter of 2014, compared to $0.14 per share on a dilutive basis for the first quarter of 2013. Senior management transition costs impacted our earnings per share for the first quarter of 2014 by $0.04 per diluted share.

Consolidated Results

	13 weeks ended
			Increase/
	(in thousands)		(Decrease)
	April 2, 2013	April 1, 2014	2014 vs. 2013

Revenues	$106,388	$109,868	3.3%
Cost of sales	85,463	88,851	4.0%
Operating expenses	15,561	16,511	6.1%

Income from operations	5,364	4,506	(16.0%)
Interest expense, net	1,743	1,121	(35.7%)

Income before income taxes	3,621	3,385	(6.5%)
Total provision for income taxes	1,260	1,327	5.3%

Net income	$2,361	$2,058	(12.8%)
Adjustments to net income:
Interest expense, net	1,743	1,121	(35.7%)
Provision for income taxes	1,260	1,327	5.3%
Depreciation and amortization	4,940	4,322	(12.5%)
Senior management transition costs	—	1,093	**
Other operating expenses, net	126	161	27.8%

Adjusted EBITDA	$10,430	$10,082	(3.3%)

**	Not meaningful

System-wide comparable store sales were +1.6% for the first quarter 2014, which is primarily attributable to an increase in pricing and a shift in sales mix, partially offset by a decline in transactions. On a comparable basis, discounting at our company-owned stores through value layering and other means decreased $0.3 million when compared to the first quarter of 2013. Management believes that this continued investment in discounting, along with new product development, plays a key role in driving improvement in transaction trends. We believe that extreme weather in several of our markets negatively impacted our transactions during the first quarter 2014.

We opened one company-owned store, three franchised locations and nine licensed locations in the first quarter of 2014. We have opened 63 units system-wide since April 2, 2013. Sales and purchases of restaurants to franchisees have resulted in net sales of three restaurants since April 2, 2013.

For the first quarter of 2014, we concentrated on re-investing in our core business through store refurbishments in select markets, improved product quality and increased advertising. While this reinvestment has had a negative impact on our results of operations for the first quarter, we believe that this negative impact will be short-term in nature and should lead to significant long-term improvements.

We have incurred approximately $1.1 million in costs related primarily to the departure of our CEO. These costs include severance charges, accelerated vesting of options and legal fees. These charges impacted our earnings per share for the first quarter of 2014 by $0.04 per diluted share.

Net income was $2.1 million for the first quarter of 2014, a decrease of $0.3 million, or 12.8%, from the first quarter of 2013.

Company-Owned Restaurant Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	April 2, 2013	April 1, 2014	2014 vs. 2013	April 2, 2013	April 1, 2014

Company-owned restaurant sales	$94,226	$96,552	2.5%
Percent of total revenues	88.6%	87.9%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$25,847	$26,552	2.7%	27.5%	27.5%
Labor costs	28,680	28,855	0.6%	30.4%	29.9%
Rent and related expenses	10,704	11,323	5.8%	11.4%	11.7%
Other operating costs	10,268	11,251	9.6%	10.9%	11.7%
Marketing costs	2,486	3,256	31.0%	2.6%	3.3%

Total company-owned restaurant costs	$77,985	$81,237	4.2%	82.8%	84.1%

Total company-owned restaurant gross margin	$16,241	$15,315	(5.7%)	17.2%	15.9%

Since April 2, 2013, we have opened ten new company-owned restaurants and closed nine existing company-owned restaurants. To stimulate transaction growth, we continue to concentrate on value layer deals to our customers through discounting.

Company-owned restaurant sales for the first quarter of 2014 increased 2.5% due to an increase in company-owned comparable store sales of +1.7%, incremental sales from new, higher performing stores and a decrease in discounting. The increase in comparable store sales is due to an increase in pricing (+2.6%), a shift in product mix (+2.3%) and discounting (+0.4%), partially offset by a decrease in transactions (-3.6%).

Total catering sales, which continue to be a strong revenue driver for us, comprised approximately 10% of our product mix for the first quarter of 2014, with sales increasing from the first quarter of 2013 by 21.3%. Our catering sales are fulfilled based upon geographic proximity to the customer and the order backlog at a given restaurant relative to other catering orders within a given market when the order is placed. Coffee and hot beverage sales remain strong and represent approximately 11% of our comparable company-owned restaurant sales for the first quarter of 2014.

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, increased 130 basis points in the first quarter, primarily due to increased marketing spend and unit growth.

As a percentage of company-owned restaurant sales, our food costs remained flat at 27.5%. The following items affected the comparability of our cost of sales for the first quarter of 2014 compared to the first quarter of 2013

Cost of Goods Sold - Q1 2013		27.5%
Shift in product mix	0.6%
Inflation	0.2%
Price increases	(0.7%)
Investment in value and discounting	(0.1%)	0.0%

Cost of Goods Sold - Q1 2014		27.5%

As of April 1, 2014, we have secured protection on the following commodity needs for the remainder of 2014:

Commodity	% Locked
Wheat	100%
Coffee	95%
Butter	86%

Labor costs increased 0.6% to $28.9 million for the first quarter of 2014. An increase in overall compensation costs due primarily to unit growth was partially offset by a decrease in employment related insurance charges. As a percentage of company-owned restaurant sales, labor costs decreased 0.5% for the first quarter of 2014.

As a percentage of company-owned restaurant sales, rent and related expenses increased 0.3% for the first quarter of 2014, which we attribute to unit growth, rent increases on renegotiated leases and related increases in property taxes.

As a percentage of company-owned restaurant sales, other operating costs increased 0.8% for the first quarter of fiscal 2014, primarily due to increased insurance claims, utility charges and repairs and maintenance expenditures.

As a percentage of company-owned restaurant sales, marketing costs increased 0.7% for the first quarter of 2014, primarily due to additional radio and social media campaigns, as well as additional billboard advertising.

Manufacturing Operations

	13 weeks ended
				Percentage of manufacturing revenues
	(in thousands)		Increase
	April 2, 2013	April 1, 2014	2014 vs. 2013	April 2, 2013	April 1, 2014

Manufacturing revenues	$9,193	$9,491	3.2%
Percent of total revenues	8.6%	8.6%
Manufacturing costs (exclusive of depreciation and amortization)	$7,478	$7,614	1.8%	81.3%	80.2%

Total manufacturing gross margin	$1,715	$1,877	9.4%	18.7%	19.8%

For the first quarter of 2014, sales from our manufacturing facility grew by $0.3 million, or 3.2%, to $9.5 million. Sales to wholesalers, franchisees and licensees increased $0.6 million. These sales were partially offset by a $0.3 million decrease in incremental non-recurring sales that occurred in 2013. Manufacturing gross margin as a percentage of manufacturing revenues increased 110 basis points to 19.8% from 18.7% due to various cost-saving initiatives.

Franchise and License Operations

	13 weeks ended
	(in thousands)		Increase
	April 2, 2013	April 1, 2014	2014 vs. 2013

Franchise and license related revenues	$2,969	$3,825	28.8%
Percent of total revenues	2.8%	3.5%

Since April 2, 2013 we have opened 15 franchised locations and 38 licensed locations. For the first quarter of 2014, revenue from franchise and license operations increased $0.9 million, or 28.8%, primarily due to a 27.1% increase in royalty revenue resulting from unit growth and comparable store sales growth. For the thirteen weeks ended April 1, 2014, franchise and license comparable store sales were +1.5%. As of April 24, 2014, we have 28 franchise development agreements in place for 199 total restaurants, 49 of which have already opened. Based on these franchise development agreements, we expect the remaining 150 restaurants to open on various dates through 2021.

Corporate

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	April 2, 2013	April 1, 2014	2014 vs. 2013	April 2, 2013	April 1, 2014

General and administrative expenses	$10,208	$10,779	5.6%	9.6%	9.8%
Depreciation and amortization	4,940	4,322	(12.5%)	4.7%	3.9%
Pre-opening expenses	287	156	(45.6%)	0.3%	0.1%
Senior management transition costs	—	1,093	**	0.0%	1.0%
Other operating expenses, net	126	161	27.8%	0.1%	0.2%

Total operating expenses	$15,561	$16,511	6.1%	14.7%	15.0%
Interest expense, net	1,743	1,121	(35.7%)	1.6%	1.0%
Provision for income taxes	1,260	1,327	5.3%	1.2%	1.2%

**	Not meaningful

As a percentage of revenues, our total general and administrative expenses increased 20 basis points to 9.8% in the first quarter of 2014 primarily due to increased labor and insurance charges. We expect general and administrative expenses to be in the range of $10.5 million to $11.5 million per quarter for the remainder of fiscal 2014.

Depreciation and amortization expenses decreased $0.6 million for the first quarter of 2014. This decrease is primarily due to equipment with depreciable lives of three years and five years becoming fully depreciated and the write-off of fixed assets relating to store closures. Based on our current planned purchases of capital assets and our existing base of capital assets, we expect depreciation expense for fiscal 2014 to be in the range of $16.0 million to $18.0 million.

During the first quarter of 2014, we incurred approximately $1.1 million in costs relating primarily to the departure of the Company’s CEO. These charges primarily include severance, accelerated vesting of options and external legal fees.

Interest expense, net has decreased due to a decrease in our average debt balance coupled with a decrease in our weighted average interest rate. Our average debt balance decreased from $133.3 million for the first quarter of 2013 to $108.4 million for the first quarter of 2014. Our weighted average interest rate for the thirteen weeks ended April 1, 2014 was 3.1% compared to 4.3% for the thirteen weeks ended April 2, 2013.

We currently estimate our projected fiscal 2014 annual effective tax rate to be 39.2% which compares to a fiscal 2013 annual effective tax rate of 33.5%. Certain federal employment tax credits that we were able to recognize in fiscal 2013 have not yet been re-enacted for fiscal 2014. We also recorded a deferred tax true-up in fiscal 2013 that we do not expect to have in fiscal 2014.

Financial Condition, Liquidity and Capital Resources

The restaurant industry is predominantly a cash business where cash is received at the time of the transaction. We believe we will generate sufficient operating cash flow to fund operations, capital expenditures, and required debt and interest payments. Our investment in inventory is minimal because our products are perishable. Our accounts payable are on terms that we believe are consistent with those of other companies within the industry.

The primary driver of our operating cash flow is our restaurant revenue, specifically the gross margin from our company-owned restaurants. Therefore, we focus on the elements of those operations, including store sales and controllable expenses, to help ensure a steady stream of operating profits that enable us to meet our cash obligations.

Working Capital

	December 31, 2013	April 1, 2014	Change
		(in thousands)
Current assets:
Cash and cash equivalents	$5,982	$3,959	$(2,023)
Restricted cash	1,287	1,123	(164)
Accounts receivable	9,875	10,311	436
Inventories	5,634	5,314	(320)
Current deferred income tax assets, net	9,920	8,300	(1,620)
Prepaid expenses	7,252	9,134	1,882
Other current assets	682	709	27

Total current assets	40,632	38,850	(1,782)

Current liabilities:
Accounts payable	$13,485	$11,093	$(2,392)
Accrued expenses and other current liabilities	25,773	22,004	(3,769)
Current portion of long-term debt	3,750	5,625	1,875

Total current liabilities	43,008	38,722	(4,286)

Working capital (deficit)/surplus	$(2,376)	$128	$2,504

Our working capital position has increased by $2.5 million since December 31, 2013. We began fiscal 2014 with negative working capital of $2.4 million and ended the first quarter with working capital of $0.1 million. This increase in working capital is primarily the result of a decrease in our payroll accrual due to timing. As of April 1, 2014, we had unrestricted cash of $4.0 million, a decrease of $2.0 million from December 31, 2013. We also had $53.4 million available for borrowing under our revolving credit facility as of April 1, 2014.

Free Cash Flow

	13 weeks ended
	April 2, 2013	April 1, 2014
	(in thousands)
Net cash provided by operating activities	$1,379	$1,473
Net cash used in investing activities	(4,812)	(4,749)

Free cash flow	(3,433)	(3,276)

Net cash (used in) provided by financing activities	(6,533)	1,253

Net decrease in cash and cash equivalents	(9,966)	(2,023)
Cash and cash equivalents, beginning of period	17,432	5,982

Cash and cash equivalents, end of period	$7,466	$3,959

Our free cash flow increased by $0.2 million for the first thirteen weeks of 2014 compared to the same period in 2013, primarily due to the impact of normal fluctuations in various elements of working capital.

Covenants

We are subject to a number of customary covenants under our revolving credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of April 1, 2014, we were in compliance with all debt covenants.

Capital Expenditures

During the thirteen weeks ended April 1, 2014, we used approximately $4.8 million of cash to pay for additional property and equipment that included the following:

•	$3.1 million towards the outfitting of new restaurants and remodeling of existing restaurants, including the installation of new equipment, exterior signs and menu boards;

•	$1.3 million for replacement of equipment at our existing company-owned restaurants; and

•	$0.4 million for information technology upgrades and other general corporate purposes.

We expect to spend between $30.0 million and $35.0 million for capital expenditures in fiscal 2014. The majority of our capital expenditures has been, and will continue to be, for upgrades in our current restaurants, including interior refurbishments, the installation of new exterior signs, and drive-thru lanes. We may also acquire or open new company-owned restaurants.

Financing Activities

During the thirteen weeks ended April 1, 2014, we received approximately $1.3 million from financing activities. During the first quarter of 2014, we borrowed a net of $3.0 million under on our revolving credit facility and also received $1.9 million in proceeds from exercised stock options. This was offset by $1.3 million in scheduled term loan repayments and $2.3 million in dividend payments.

Off-Balance Sheet Arrangements

Other than our operating leases and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes outside the ordinary course of business to our contractual obligations since the filing of the 2013 Form 10-K.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of our 2013 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of our 2013 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our interim chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2014.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of April 1, 2014, our interim chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The payment of dividends is subject to the terms of our revolving credit facility. As a Delaware corporation, we are also limited by Delaware law as to the payment of dividends.

Item 5. Other Information

As noted in footnote 1 to the financial statements included in Item 1 of this Form 10-Q, for the fiscal quarter ended April 2, 2013, the Company made the following reclassifications and adjustments to its consolidated statement of income and comprehensive income:

•	Reclassed the savings obtained from the self-manufacturing of bagels for our company-owned restaurants from the manufacturing segment of our business to our company-owned restaurants;

•	Reclassed certain restaurant insurance charges from rent and related expenses to other operating costs within Company-owned restaurant costs; and

•	Recorded manufacturing revenue for sales made to the Company’s franchisees that were previously eliminated.

Following is a summary of the adjustments, by quarter and on an annual basis, for the remainder of fiscal 2013:

Fiscal quarter ended July 2, 2013:	As Previously Reported	Reclassification	As Adjusted
		(in thousands)

Manufacturing revenues	$7,962	$277	$8,239

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$27,149	$(751)	$26,398
Labor costs	28,524	—	28,524
Rent and related expenses	10,953	(221)	10,732
Other operating costs	10,565	221	10,786
Marketing costs	2,841	—	2,841

Total company-owned restaurant costs	$80,032	$(751)	$79,281

Manufacturing costs	$5,638	$1,028	$6,666

Income from operations	$6,828	$—	$6,828
Net income	$3,332	$—	$3,332

Fiscal quarter ended October 1, 2013:	As Previously Reported	Reclassification	As Adjusted
		(in thousands)

Manufacturing revenues	$7,914	$262	$8,176

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$26,723	$(615)	$26,108
Labor costs	27,711	—	27,711
Rent and related expenses	11,001	(212)	10,789
Other operating costs	11,156	212	11,368
Marketing costs	2,385	—	2,385

Total company-owned restaurant costs	$78,976	$(615)	$78,361

Manufacturing costs	$6,152	$877	$7,029

Income from operations	$6,510	$—	$6,510
Net income	$4,020	$—	$4,020

Fiscal quarter ended December 31, 2013:	As Previously Reported	Reclassification	As Adjusted
		(in thousands)

Manufacturing revenues	$8,781	$287	$9,068

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$28,680	$(516)	$28,164
Labor costs	28,934	—	28,934
Rent and related expenses	11,447	(216)	11,231
Other operating costs	11,101	216	11,317
Marketing costs	3,194	—	3,194

Total company-owned restaurant costs	$83,356	$(516)	$82,840

Manufacturing costs	$6,499	$803	$7,302

Income from operations	$9,162	$—	$9,162
Net income	$4,852	$—	$4,852

Fiscal year ended December 31, 2013:	As Previously Reported	Reclassification	As Adjusted
		(in thousands)

Manufacturing revenues	$33,585	$1,091	$34,676

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$109,122	$(2,605)	$106,517
Labor costs	113,849	—	113,849
Rent and related expenses	44,233	(777)	43,456
Other operating costs	42,962	777	43,739
Marketing costs	10,906	—	10,906

Total company-owned restaurant costs	$321,072	$(2,605)	$318,467

Manufacturing costs	$24,779	$3,696	$28,475

Income from operations	$27,864	$—	$27,864
Net income	$14,565	$—	$14,565

The Company believes that these reclassifications and adjustments, as shown above, are immaterial and will more accurately reflect the nature of the expenses in its consolidated statements of income and comprehensive income for the respective fiscal 2013 periods and are necessary to conform to the fiscal 2014 presentation. Consolidated income from operations and net income will not be impacted by these reclassifications.

Item 6. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: May 1, 2014	By:	/s/ Michael W. Arthur
Michael W. Arthur
Interim Chief Executive Officer

Date: May 1, 2014	By:	/s/ John A. Coletta
John A. Coletta
Chief Financial Officer

Date: May 1, 2014	By:	/s/ Robert E. Gowdy, Jr.
Robert E. Gowdy, Jr.
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Vesting of Stock Options and Restricted Stock Units (RSUs) of Jeffrey J. O’Neill as of February 24, 2014 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on

Form 8-K filed February 24, 2014.

10.2	D. Glenn Lunde Offer of Employment entered into June 3, 2013.

10.3	Letter Agreement for Glenn Lunde dated June 30, 2013.

10.4	Michael W. Arthur Consulting Agreement dated March 18, 2014.

10.5	Form of Executive Severance Agreements dated March 19, 2014, between the Company and each of John Coletta, D. Glenn Lunde and Rhonda J. Parish.

10.6	Form of Stock Option Agreement (Revised) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan.

10.7	Form of Restricted Stock Unit Agreement (Non-Section 16 Participant-Revised) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan.

10.8	Form of Restricted Stock Unit Agreement (Section 16 Participant-Revised) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-Q for the quarter ended April 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.