Form 10-Q
period 2014-07-01
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2014-08-01
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2014

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

As of July 24, 2014, there were 17,969,079 shares of the registrant’s Common Stock, par value of $0.001 per share, outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2013	July 1, 2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,982	$3,698
Restricted cash	1,287	1,237
Accounts receivable, net of $183 and $177 of allowances	9,875	9,186
Inventories	5,634	5,404
Current deferred income tax assets, net	9,920	9,665
Prepaid expenses	7,252	7,859
Other current assets	682	711

Total current assets	40,632	37,760
Property, plant and equipment, net	64,229	67,327
Trademarks and other intangibles, net	64,486	64,428
Goodwill	10,775	10,775
Long-term deferred income tax assets, net	14,140	12,262
Other assets	3,992	3,708

Total assets	$198,254	$196,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,485	$12,351
Accrued expenses and other current liabilities	25,773	26,664
Current portion of long-term debt	3,750	6,250

Total current liabilities	43,008	45,265
Long-term debt	103,250	95,250
Other liabilities	13,037	13,491
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	159,295	154,006

Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized 17,588,710 and 18,061,868 shares issued; 17,588,710 and 17,950,460 outstanding	18	18
Additional paid-in capital	283,624	288,889
Accumulated other comprehensive loss, net of income tax	(89)	(399)
Accumulated deficit	(244,594)	(244,569)

	38,959	43,939
Less: Treasury stock, 0 and 111,408 shares, at cost	—	(1,685)

Total stockholders’ equity	38,959	42,254

Total liabilities and stockholders’ equity	$198,254	$196,260

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended		26 weeks ended
	July 2,	July 1,	July 2,	July 1,
	2013	2014	2013	2014
Revenues:
Company-owned restaurant sales	$97,097	$100,244	$191,323	$196,796
Manufacturing revenues	8,239	9,155	17,432	18,646
Franchise and license related revenues	2,701	3,049	5,670	6,874

Total revenues	108,037	112,448	214,425	222,316
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,398	27,037	52,245	53,589
Labor costs	28,524	29,322	57,204	58,177
Rent and related expenses	10,732	11,618	21,436	22,941
Other operating costs	10,786	11,940	21,054	23,191
Marketing costs	2,841	2,965	5,327	6,221

Total company-owned restaurant costs	79,281	82,882	157,266	164,119
Manufacturing costs	6,666	7,322	14,144	14,936
General and administrative expenses	10,177	10,531	20,385	21,310
Depreciation and amortization	4,614	4,567	9,554	8,889
Pre-opening expenses	327	207	614	363
Management transition and related reorganization expenses	—	1,166	—	2,259
Other operating expenses, net	144	483	270	644

Total costs and expenses	101,209	107,158	202,233	212,520

Income from operations	6,828	5,290	12,192	9,796
Interest expense, net	1,650	1,079	3,393	2,200

Income before income taxes	5,178	4,211	8,799	7,596
Provision for income taxes	1,846	1,666	3,106	2,993

Net income	$3,332	$2,545	$5,693	$4,603
Unrealized gains (losses) on derivatives, net of tax	29	(243)	(31)	(310)

Comprehensive income	$3,361	$2,302	$5,662	$4,293

Net income per share:
Basic	$0.19	$0.14	$0.33	$0.26

Diluted	$0.19	$0.14	$0.33	$0.25

Cash dividend declared per common share	$0.125	$0.130	$0.250	$0.260

Weighted average number of common shares outstanding:
Basic	17,339,292	17,937,366	17,234,199	17,793,139

Diluted	17,726,861	18,226,493	17,623,752	18,113,350

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 weeks ended
	July 2,	July 1,
	2013	2014
OPERATING ACTIVITIES:
Net income	$5,693	$4,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,554	8,889
Deferred income tax expense	2,331	2,335
Stock-based compensation expense	1,089	1,534
Losses on disposal of assets	920	512
Gains on refranchising of restaurants	(1,081)	—
Provision for losses on accounts receivable	29	351
Amortization of debt issuance costs	286	321
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(150)	50
Accounts receivable	1,076	338
Accounts payable and accrued expenses	(6,123)	(3,299)
Other assets and liabilities	1,527	127

Net cash provided by operating activities	15,151	15,761
INVESTING ACTIVITIES:
Purchase of property and equipment	(8,321)	(9,807)
Proceeds from the sale and disposal of property and equipment	6	19
Proceeds from refranchising of restaurants	1,819	—

Net cash used in investing activities	(6,496)	(9,788)
FINANCING ACTIVITIES:
Proceeds from line of credit	4,000	26,000
Repayments on line of credit	(12,700)	(29,000)
Term loan repayments	(2,500)	(2,500)
Debt issuance costs	(631)	—
Dividends paid	(4,702)	(4,687)
Purchases of treasury stock	—	(1,685)
Proceeds upon stock option exercises	2,064	3,731
Payments under capital lease obligations	(15)	(116)

Net cash used in financing activities	(14,484)	(8,257)
Net decrease in cash and cash equivalents	(5,829)	(2,284)
Cash and cash equivalents, beginning of period	17,432	5,982

Cash and cash equivalents, end of period	$11,603	$3,698

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited consolidated financial statements of Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) as of and for the thirteen and twenty-six weeks period ended July 1, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of July 1, 2014, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

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

For the fiscal quarter and year to date periods ended July 2, 2013, the Company made the following reclassifications and adjustments to its consolidated statements of income and comprehensive income:

•	Reclassed the savings obtained from the self-manufacturing of bagels for our company-owned restaurants from the manufacturing segment of our business to our company-owned restaurants;

•	Reclassed certain restaurant insurance charges from rent and related expenses to other operating costs within company-owned restaurant costs; and

•	Recorded manufacturing revenue for sales made to the Company’s franchisees that were previously eliminated.

Fiscal quarter ended July 2, 2013:	As Previously Reported	Reclassification	As Adjusted
	(in thousands)
Manufacturing revenues	$7,962	$277	$8,239
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$27,149	$(751)	$26,398
Labor costs	28,524	—	28,524
Rent and related expenses	10,953	(221)	10,732
Other operating costs	10,565	221	10,786
Marketing costs	2,841	—	2,841

Total company-owned restaurant costs	$80,032	$(751)	$79,281
Manufacturing costs	$5,638	$1,028	$6,666
Income from operations	$6,828	$—	$6,828
Net income	$3,332	$—	$3,332

Fiscal year to date ended July 2, 2013:	As Previously Reported	Reclassification	As Adjusted
	(in thousands)
Manufacturing revenues	$16,890	$542	$17,432
Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$53,719	$(1,474)	$52,245
Labor costs	57,204	—	57,204
Rent and related expenses	21,785	(349)	21,436
Other operating costs	20,705	349	21,054
Marketing costs	5,327	—	5,327

Total company-owned restaurant costs	$158,740	$(1,474)	$157,266
Manufacturing costs	$12,128	$2,016	$14,144
Income from operations	$12,192	$—	$12,192
Net income	$5,693	$—	$5,693

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that have, or will have, a major effect on an entity’s operations and financial results. The amendment is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. As this accounting standard is prospective, the Company will apply the provisions to its future financial statements as applicable.

In May 2014, the FASB issued guidance that converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company is currently evaluating the impact of adopting this accounting standard update on its consolidated financial statements and disclosures.

In June 2014, the FASB issued guidance for share-based payments that include a performance target that could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The standard is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. The standard permits companies to apply the guidance either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company believes the adoption of this guidance will not have a material effect on its consolidated financial statements.

3.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31,	July 1,
	2013	2014
	(in thousands)
Finished goods	$4,798	$4,508
Raw materials	836	896

Total inventories	$5,634	$5,404

4.	Stock-Based Compensation

As of July 1, 2014, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. On April 29, 2014, the Company’s shareholders approved an increase of 850,000 shares to be issued under the Omnibus Plan. As of July 1, 2014, there were 970,601 shares, 69,088 shares and 115,493 shares reserved for issuance pursuant to future awards under the Omnibus Plan, the Equity Plan and the SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended July 2, 2013 and July 1, 2014 was approximately $0.5 million and $0.6 million, respectively. The Company’s stock-based compensation costs for the twenty-six weeks ended July 2, 2013 and July 1, 2014 was $1.1 million and $1.5 million, respectively. These costs are normally included in general and administrative expenses. For the thirteen weeks and twenty-six weeks ended July 1, 2014, the Company recorded $0.3 million and $0.7 million, respectively, in stock based compensation costs as “Management transition and related reorganization expenses” as these costs are direct and incremental to the departure of certain members of management. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended		26 weeks ended
	July 2,	July 1,	July 2,	July 1,
	2013	2014	2013	2014
Expected life of options and SARs from date of grant	3.25-6.0 years	3.25 years	3.25-6.0 years	2.75-6.0 years
Risk-free interest rate	0.34%-1.46%	0.88%	0.34%-1.46%	0.69%-1.84%
Volatility	30%	28%	30%-32%	28%-29%
Assumed dividend yield	3.35%	3.21%	3.35%-3.48%	3.15%-3.21%

Stock Option and SARs Activity

Stock option and SARs transactions under all plans during the twenty-six weeks ended July 1, 2014 were as follows:

	Number of Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2013	1,214,424	$11.46
Granted	120,083	14.52
Exercised	(395,981)	10.55
Forfeited/Cancelled	(68,889)	13.66

Outstanding, July 1, 2014	869,637	$12.13	6.29

Exercisable and vested, July 1, 2014	603,155	$11.18	5.41

The aggregate intrinsic value of stock options exercised during the twenty-six weeks ended July 1, 2014 was $2.2 million.

As of July 1, 2014, the Company had approximately $0.4 million of total unrecognized compensation cost related to stock option and SARs awards granted under its plans, which will be recognized over a weighted average period of 1.35 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the twenty-six weeks ended July 1, 2014 were as follows:

	Number	Weighted Average
	of	Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Non-vested rights, December 31, 2013	156,356	$14.33
Granted	140,875	14.58
Vested	(105,860)	14.27
Forfeited	(28,447)	14.19

Non-vested rights, July 1, 2014	162,924	$14.61	$2,564,300

As of July 1, 2014, the Company had approximately $1.4 million of total unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 1.29 years.

5.	Management transition and related reorganization expenses

On February 24, 2014, the Company’s Chief Executive Officer (“CEO”) resigned from the Company and an interim CEO was appointed. On May 28, 2014, the Company’s Chief Operations Officer (“COO”) also resigned. The Company is currently conducting a search for the CEO’s replacement. Once a CEO is hired, the Company will begin its search for a new COO. The Company incurred approximately $1.2 million ($0.04 per diluted share) and $2.3 million ($0.08 per diluted share) in costs related to these events for the quarterly and year-to-date periods ended July 1, 2014, respectively. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events.

6.	Other operating expenses, net

Other operating expenses, net consist of the following:

	13 weeks ended		26 weeks ended
	July 2,	July 1,	July 2,	July 1,
	2013	2014	2013	2014
	(in thousands)
Gains on refranchising of restaurants, net	$(1,081)	$—	$(1,081)	$—
Losses on Company-owned restaurant closures	1,096	338	1,096	468
Losses on ordinary fixed asset dispositions and other	129	145	255	176

Other operating expenses, net	$144	$483	$270	$644

Gains on refranchising of restaurants

On April 3, 2013, the Company sold five company-owned restaurants in the Pittsburgh, Pennsylvania market to an existing franchisee for $1.8 million. The assets sold had a net book value of $0.2 million and the Company incurred additional costs of $0.1 million associated with this transaction which resulted in a total gain of $1.5 million. Of the $1.5 million gain, $0.4 million was deferred at the time of the transaction as it was contingent upon the successful renegotiation of a lease.

7.	Income Taxes

The Company currently estimates its projected fiscal 2014 annual effective tax rate to be 39.4%, which compares to a fiscal 2013 annual effective tax rate of 33.5%. Certain federal employment tax credits that the Company was able to recognize in fiscal 2013 have not yet been re-enacted for fiscal 2014. The Company also recorded a deferred tax true-up in fiscal 2013 that it does not expect to have in fiscal 2014.

8.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended		26 weeks ended
	July 2,	July 1,	July 2,	July 1,
	2013	2014	2013	2014
Basic weighted average shares outstanding	17,339,292	17,937,366	17,234,199	17,793,139
Dilutive effect of stock options, SARs and RSUs	387,569	289,127	389,553	320,211

Diluted weighted average shares outstanding	17,726,861	18,226,493	17,623,752	18,113,350

Anti-dilutive stock options, SARs and RSUs	295,238	136,758	278,979	169,461

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

9.	Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of July 1, 2014, the Company had $6.6 million in letters of credit outstanding and additional letter of credit availability under its revolving credit facility of $13.4 million. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of July 1, 2014, the Company had an outstanding balance of $9.0 million on its $75.0 million revolving credit facility. The availability under the revolving credit facility was $59.4 million as of July 1, 2014.

Share Buy-Back Program

On April 29, 2014, the Company’s Board of Directors (the “Board”) approved a new share buy-back program authorizing the Company to buy back up to $20 million of its common stock from time to time in the open market or through privately negotiated transactions. The new authorization has no expiration date, but may be terminated by the Board at any time. The authorization does not obligate the Company to buy back any particular amount of common stock and it may be suspended or discontinued at any time. The amount and timing of any buy-backs under the program will depend upon a number of factors, including the price and availability of the Company’s shares, trading volume and general market conditions. During the second quarter of 2014, the Company bought back 111,408 of its outstanding shares. As of July 1, 2014, there is $18.3 million remaining under this program.

Litigation

The Company has been named as a defendant in a lawsuit currently pending in the United States District Court for the District of Delaware entitled The State of Delaware ex rel. William French vs. Card Compliant LLC et al., Case No. 14-CV-00688 (GMS). This case was filed under seal in June 2013 by a former employee (William French) of one of the other defendants, and was unsealed in March 2014. The case includes numerous other defendants, including other well-known restaurant and food retail companies. The complaint in this case alleges that the Company (like the other defendants) knowingly failed to report and deliver funds to the State of Delaware arising from unredeemed balances on gift cards issued for use at the Company’s stores, which the State and Mr. French contend, is required under Delaware’s unclaimed property statutes. The complaint alleges that this conduct constitutes a violation of the Delaware False Claims and Reporting Act. The plaintiffs seek a cease-and-desist order, monetary damages (including treble damages under the Delaware False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On May 30, 2014, all defendants removed the case from Delaware State Court to the U.S. District Court. In June 2014, all defendants filed a motion seeking dismissal of the complaint in its entirety. The plaintiffs subsequently filed a motion seeking to remand the case to State Court. This case is still in its early stages, and the Company is unable to make a reasonable estimate of the likelihood or possible range of any adverse damages judgment against it. However, the Company intends to defend itself vigorously in this case.

From time to time, the Company is subject to other claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees, employees or former employees and others. The Company does not believe that any such currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

10.	Supplemental Cash Flow Information

	26 weeks ended
	July 2,	July 1,
	2013	2014
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$2,831	$1,624
Miscellaneous bank charges	232	214
Income taxes	$72	$223
Non-cash investing activities:
Change in accrued expenses for purchases of property and equipment	$(824)	$(2,653)

11.	Subsequent Events

On July 3, 2014, the Company amended its senior credit facility with Bank of America and a syndicate of institutional lenders. The amendment modifies the senior credit facility as follows:

1)	Permits the Company to borrow an additional $7.5 million on its Term Loan, thus increasing the outstanding balance under its Term Loan to $100.0 million. The Company used these additional funds to pay down its revolving credit facility.

2)	Extends the Maturity Date of the Amended Senior Credit Facility from June 6, 2018 to July 3, 2019.

3)	Sets the Term Loan principal payment to $1.25 million per quarter through the Maturity Date, with all unpaid principal, accrued interest and fees payable on the Maturity Date.

4)	Requires the Company to maintain a minimum Consolidated Fixed Charge Coverage Ratio of 1.35x.

5)	Requires the Company to maintain a maximum Consolidated Leverage Ratio of 3.25x.

6)	Amends the Applicable Rate for Eurodollar Rate loans from 1.75%-3.25% to 1.75%-2.75%, based on the Company’s Consolidated Leverage Ratio.

7)	Amends the Applicable Rate for Base Rate loans from 0.75%-2.25% to 0.75%-1.75%, based on the Company’s Consolidated Leverage Ratio.

8)	Eliminates the Company’s $32.0 million limitation on annual capital expenditures.

9)	Defines Total Liquidity to be the sum of Excess Revolving Availability plus unrestricted cash and Cash Equivalents.

10)	Permits the Company to pay an unlimited amount of cash dividends or buy back an unlimited amount of its common stock, so long as:

a.	Total Liquidity before and after each transaction is $15.0 million before and after the payment of any cash dividend or stock buy-back; and

b.	The Company maintains a Consolidated Leverage Ratio of 3.0x at that time.

On July 29, 2014, the Board declared a cash dividend on the Company’s common stock in the amount of $0.13 per share, payable on October 15, 2014 to stockholders of record on September 1, 2014.

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

We operate on a 52- or 53-week fiscal year, which ends on the Tuesday closest to December 31. The second quarters in fiscal years 2013 and 2014 ended on July 2, 2013 and July 1, 2014, respectively. Each quarter contained thirteen weeks. Our current fiscal year ends on December 30, 2014 and consists of 52 weeks. Fiscal year 2013 consisted of 52 weeks and ended on December 31, 2013.

As used in this report, the terms “company,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this report, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, management transition and related reorganization expenses, restructuring expenses, strategic alternative expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow,” which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 17 and 24.

We include in this report information on system-wide comparable store sales percentages. System-wide comparable store sales percentages refer to changes in sales of our restaurants, whether operated by the company or by franchisees and licensees, in operation for six fiscal quarters including those restaurants temporarily closed for an immaterial amount of time. Some of the reasons restaurants may be temporarily closed include remodeling, road construction, rebuilding related to site-specific catastrophes and natural disasters. Franchise and license comparable store sales percentages are based on sales of franchised and licensed restaurants, as reported by franchisees and licensees. Management reviews the increase or decrease in comparable sales to assess business trends. Comparable store sales exclude permanently closed locations. When we intend to relocate a restaurant, we consider that restaurant to be permanently closed on the date it ceases operations.

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

In the context of our key strategies to drive comparable store sales growth, to manage corporate margins and to accelerate unit growth, we evaluated our financial performance for the second quarter and/or year to date periods ended July 1, 2014 by considering the following key factors:

•	Comparable store sales – In the second quarter of 2014, we recorded a system-wide comparable store sales increase of +1.6%, while company-owned comparable store sales increased +0.9%. The increase in company-owned comparable store sales was due to increased pricing, improved product mix and reduced discounting, partially offset by a decrease in transactions.

•	Catering/Coffee – Catering sales, which continue to be a strong revenue driver, comprised approximately 10.0% of our company-owned restaurant sales for the second quarter of 2014, with total catering sales increasing by 17.3% from the second quarter of 2013. Coffee sales also remain strong and total hot beverage sales represent approximately 9% of our comparable company-owned stores sales on a year to date basis.

•	Unit development – We opened seven units in the second quarter of 2014. On a year to date basis, we have opened 20 units compared to 18 units in 2013. A year to date summary of unit development activity is shown below:

	Twenty-six weeks ended July 1, 2014
	Company
	Owned	Franchised	Licensed	Total
Beginning Balance—January 1, 2014	458	114	280	852
Opened restaurants	3	8	9	20
Closed restaurants	(5)	(4)	(6)	(15)
Refranchising, net	—	—	—	—

Ending balance—July 1, 2014	456	118	283	857

•	Manufacturing – Manufacturing sales remain robust and increased 11.1% from the second quarter of 2013. Manufacturing gross margin increased to $1.8 million from $1.6 million, a 16.5% increase, as we saw a favorable shift in sales mix and efficiencies in our manufacturing processes.

•	Share Buy-back – On April 29, 2014, our Board approved a new share buy-back program authorizing the Company to buy back up to $20 million of its common stock from time to time in the open market or through privately negotiated transactions. The new authorization has no expiration date, but may be terminated by the Board at any time. The authorization does not obligate us to buy back any particular amount of common stock and it may be suspended or discontinued at any time. The amount and timing of any buy-backs under the program will depend upon a number of factors, including the price and availability of our shares, trading volume and general market conditions. During the second quarter of 2014, we bought back 111,408 of our outstanding shares. As of July 1, 2014, there is $18.3 million remaining under this program.

2014 Outlook

Our 2014 Brand Revitalization Plan includes:

•	Growing same store sales through traffic and check;

•	Improving guest satisfaction through our “Plan to Win” initiative and product quality enhancements;

•	Increasing capital spending to grow units and refresh our base units;

•	Continuing to pursue catering growth towards 20% or more per annum;

•	Optimizing our marketing spend;

•	Driving lunch traffic through product and promotional efforts; and

•	Implementing costs savings as a result of cost rationalization.

We expect that our catering channel will further benefit from new initiatives in fiscal 2014 that include an enhanced call center, expanding search engine marketing, utilization of sales coordinators in smaller markets, database activation and operations execution.

We plan to improve corporate margins by focusing on strategic contract renegotiations, distribution optimization, improving packaging quality and costs, and improving marketing and construction material purchases.

We currently have a robust pipeline of existing franchise development agreements and new license locations. As of July 24, 2014, we have 31 development agreements in place for 223 total restaurants, 51 of which have already opened. Based upon the development agreements, we expect the remaining 172 new restaurants to open on various dates through 2024.

Fiscal Year 2014 Guidelines

We are providing the following updated guidelines for the 2014 fiscal year, which is a 52-week period ended December 30, 2014:

•	75 to 85 system-wide openings;

•	Capital expenditures of $30 million to $35 million;

•	Cost of goods inflation of approximately 1% to 2%;

•	Pre-opening expense of $65,000 to $75,000 per new company-owned restaurant;

•	General and administrative expenses between $9.5 million and $10.5 million per quarter;

•	Interest expense of $4.25 to $4.75 million; and

•	An estimated annual effective tax rate of approximately 39%; however, we expect to only pay minimal cash taxes for the next several years.

Results of Operations for the Quarterly Periods ended July 2, 2013 and July 1, 2014

Financial Highlights for the Second Quarter 2014 as compared to the Second Quarter 2013

•	Total revenues increased $4.4 million, or 4.1%, driven by positive comparable store sales, unit growth and increased third party sales by our manufacturing plant:

	13 weeks ended
	July 2,	July 1,
	2013	2014
Revenues:
Company-owned restaurant sales	$97,097	$100,244
Manufacturing revenues	8,239	9,155
Franchise and license related revenues	2,701	3,049

Total revenues	108,037	112,448

•	System-wide comparable store sales and company-owned comparable store sales increased +1.6% and +0.9%, respectively, which we attribute to an increase in pricing (which we took to offset inflation) and a shift in sales mix, partially offset by a decline in transactions. We continue to focus on stimulating comparable transactions at breakfast and lunch with better taste and quality features, as well as innovative premium sandwiches.

•	Our overall gross margin (excluding depreciation and amortization) for the second quarter of 2014 was $22.2 million (19.8%), an increase of 0.7%, and was driven by revenue growth partially offset by increased operating expenses:

	13 weeks ended
			Increase/
	(in thousands)		(Decrease)
	July 2,	July 1,	2014
	2013	2014	vs. 2013
Total revenues	$108,037	$112,448	4.1%
Company-owned restaurant costs	79,281	82,882	4.5%
Manufacturing costs	6,666	7,322	9.8%

Gross Margin	$22,090	$22,244	0.7%

•	Increased general and administrative expenses, primarily for increased consulting fees, offset interest expense savings during the second quarter of 2014.

•	We incurred approximately $1.2 million in costs related to the departure of certain members of management in the second quarter of 2014. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events.

•	Net income decreased $0.8 million, or 23.6%, and Adjusted EBITDA decreased $0.1 million, or 0.7%, from the second quarter of 2013.

•	Earnings per share (“EPS”) decreased to $0.14 per share on a dilutive basis for the second quarter of 2014, compared to $0.19 per share on a dilutive basis for the second quarter of 2013. Management transition and related reorganization expenses impacted our EPS for the second quarter of 2014 by $0.04 per diluted share.

Consolidated Results

	13 weeks ended			26 weeks ended
			Increase/			Increase/
	(in thousands)		(Decrease)	(in thousands)		(Decrease)
	July 2,	July 1,	2014	July 2,	July 1,	2014
	2013	2014	vs. 2013	2013	2014	vs. 2013
Revenues	$108,037	$112,448	4.1%	$214,425	$222,316	3.7%
Cost of sales	85,947	90,204	5.0%	171,410	179,055	4.5%
Operating expenses	15,262	16,954	11.1%	30,823	33,465	8.6%

Income from operations	6,828	5,290	(22.5%)	12,192	9,796	(19.7%)
Interest expense, net	1,650	1,079	(34.6%)	3,393	2,200	(35.2%)

Income before income taxes	5,178	4,211	(18.7%)	8,799	7,596	(13.7%)
Total provision for income taxes	1,846	1,666	(9.8%)	3,106	2,993	(3.6%)

Net income	$3,332	$2,545	(23.6%)	$5,693	$4,603	(19.1%)
Adjustments to net income:
Interest expense, net	1,650	1,079	(34.6%)	3,393	2,200	(35.2%)
Provision for income taxes	1,846	1,666	(9.8%)	3,106	2,993	(3.6%)
Depreciation and amortization	4,614	4,567	(1.0%)	9,554	8,889	(7.0%)
Management transition and related reorganization expenses	—	1,166	* *	—	2,259	* *
Other operating expenses, net	144	483	* *	270	644	138.5%

Adjusted EBITDA	$11,586	$11,506	(0.7%)	$22,016	$21,588	(1.9%)

**	Not meaningful

System-wide comparable store sales were +1.6% and +1.7% for the second quarter and year to date periods ended July 1, 2014, respectively, which is primarily attributable to an increase in pricing and a shift in sales mix, partially offset by a decline in transactions. On a comparable basis, discounting at our company-owned stores decreased $1.0 million when compared to the second quarter of 2013, and decreased $1.3 million when compared to the first half of 2013. While we are not discounting at past levels, management still believes that discounting, along with new product development, plays a key role in driving improvement in transaction trends.

We opened two company-owned stores and five franchised locations in the second quarter of 2014. We have opened 63 units system-wide since July 2, 2013. Sales and purchases of restaurants to franchisees have resulted in net acquisitions of two company-owned stores since July 2, 2013.

For the first half of 2014, we concentrated on re-investing in our core business through store refurbishments in select markets, improved product quality and increased advertising. While this reinvestment has had a negative impact on our results, we believe that this negative impact will be short-term in nature and should lead to significant long-term improvements.

We incurred approximately $1.2 million and $2.3 million in costs related primarily to the departure of certain members of management during the second quarter and year to date periods ended July 1, 2014, respectively. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events. These charges impacted our earnings per share for the second quarter of 2014 by $0.04 per diluted share and by $0.08 per share for the year to date period ended July 1, 2014.

Net income was $2.5 million for the second quarter of 2014, a decrease of $0.8 million, or 23.6%, from the second quarter of 2013, primarily due to the management transition and related reorganization expenses.

Company-Owned Restaurant Operations

	13 weeks ended
			Increase/	Percentage of company-owned
	(in thousands)		(Decrease)	restaurant sales
	July 2,	July 1,	2014	July 2,	July 1,
	2013	2014	vs. 2013	2013	2014
Company-owned restaurant sales	$97,097	$100,244	3.2%
Percent of total revenues	89.9%	89.2%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$26,398	$27,037	2.4%	27.2%	27.0%
Labor costs	28,524	29,322	2.8%	29.4%	29.2%
Rent and related expenses	10,732	11,618	8.3%	11.1%	11.6%
Other operating costs	10,786	11,940	10.7%	11.1%	11.9%
Marketing costs	2,841	2,965	4.4%	2.9%	3.0%

Total company-owned restaurant costs	$79,281	$82,882	4.5%	81.7%	82.7%

Total company-owned restaurant gross margin	$17,816	$17,362	(2.5%)	18.3%	17.3%

	26 weeks ended
			Increase/	Percentage of company-owned
	(in thousands)		(Decrease)	restaurant sales
	July 2,	July 1,	2014	July 2,	July 1,
	2013	2014	vs. 2013	2013	2014
Company-owned restaurant sales	$191,323	$196,796	2.9%
Percent of total revenues	89.2%	88.5%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$52,245	$53,589	2.6%	27.3%	27.2%
Labor costs	57,204	58,177	1.7%	29.9%	29.5%
Rent and related expenses	21,436	22,941	7.0%	11.2%	11.7%
Other operating costs	21,054	23,191	10.2%	11.0%	11.8%
Marketing costs	5,327	6,221	16.8%	2.8%	3.2%

Total company-owned restaurant costs	$157,266	$164,119	4.4%	82.2%	83.4%

Total company-owned restaurant gross margin	$34,057	$32,677	(4.1%)	17.8%	16.6%

Since July 2, 2013, we have opened ten new company-owned restaurants and closed nine existing company-owned restaurants. We have also acquired two stores from franchisees. We continue to focus on driving transactions at both breakfast and lunch by using higher quality, better tasting ingredients, as well as offering innovative premium sandwiches.

Company-owned restaurant sales for the second quarter of 2014 increased 3.2% due to an increase in company-owned comparable store sales of +0.9%, incremental sales from new, higher performing stores and a decrease in discounting. The increase in comparable store sales is due to an increase in pricing (+1.6%), a shift in product mix (+2.4%) and reduced discounting (+0.7%), partially offset by a decrease in transactions (-3.8%).

Company-owned restaurant sales for the first half of 2014 increased 2.9% due to an increase in company-owned comparable store sales of +1.3%, incremental sales from new, higher performing stores and a decrease in discounting. The increase in comparable store sales is due to an increase in pricing (+2.0%), a shift in product mix (+2.2%) and reduced discounting (+0.8%), partially offset by a decrease in transactions (-3.7%).

Total catering sales, which continue to be a strong revenue driver for us, comprised approximately 10% of our product mix for both the second quarter and first half of 2014, reflecting year over year increases in sales of 17.4% for the second quarter of 2014 and 19.0% for the first half of 2014 as compared to their respective 2013 periods. Our catering sales are fulfilled based upon geographic proximity to the customer and the order backlog at a given restaurant relative to other catering orders within a given market when the order is placed. Coffee and hot beverage sales remain strong and represent approximately 9% of our comparable company-owned restaurant sales on a year to date basis.

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, increased 100 basis points in the second quarter and 120 basis points on a year to date basis, primarily due to the initial ramp-up of new stores, minimum wage increases and increased marketing spend.

As part of our ongoing effort to improve transaction trends, at the start of fiscal 2014, we required our bakers to undergo a new training and certification program. We also required our bagel bins to be fully stocked at all times. While we believe that this will have a positive impact on transaction trends, our waste costs have increased in fiscal 2014 when compared to fiscal 2013 as a result of these initiatives.

As a percentage of company-owned restaurant sales, our food costs decreased 20 basis points for the second quarter of 2014 compared to the second quarter of 2013. As a percentage of company-owned restaurant sales, our food costs decreased 10 basis points for the first half of 2014 compared to the first half of 2013. For both the quarterly and year-to-date periods ended July 1, 2014, the leveraged impact of price increases and reduced discounting were partially offset by increased waste and inflationary pressure on our costs.

As of July 1, 2014, we have secured protection on all of our wheat, coffee and butter needs for the remainder of 2014. For fiscal 2015, we have secured protection on 25% of our wheat needs, 13% of our coffee needs and 12.5% of our butter needs.

Labor costs increased 2.8% to $29.3 million for the second quarter of 2014 compared to the second quarter of 2013 and increased 1.7% to $58.2 million for the first half of 2014 compared to the first half of 2013. An increase in overall compensation costs due primarily to unit growth was partially offset by a decrease in employment related insurance claim activity. As a percentage of company-owned restaurant sales, labor costs decreased 0.2% and 0.4% for the second quarter and first half of 2014, respectively, which we attribute to a shift in our restaurant management structure. We have implemented a multi-unit management program where, in strategic situations, a general manager oversees more than one location allowing us to leverage our management labor costs.

As a percentage of company-owned restaurant sales, rent and related expenses increased 0.5% for both the second quarter of 2014 and the first half of 2014, which we attribute to unit growth, rent increases on renegotiated leases and related increases in property taxes.

As a percentage of company-owned restaurant sales, other operating costs increased 0.8% for both the second quarter of 2014 and the first half of 2014, primarily due to increased credit card fees, utility rates and repairs and maintenance expenditures. The first half of 2014 was also impacted by increased general liability insurance claims.

As a percentage of company-owned restaurant sales, marketing costs increased 0.1% for the second quarter of 2014 and 0.4% for the first half of 2014, primarily due to additional radio and social media campaigns, as well as additional billboard advertising.

Manufacturing Operations

	13 weeks ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	manufacturing revenues
	July 2,	July 1,	2014	July 2,	July 1,
	2013	2014	vs. 2013	2013	2014
Manufacturing revenues	$8,239	$9,155	11.1%
Percent of total revenues	7.6%	8.1%
Manufacturing costs (exclusive of depreciation and amortization)	$6,666	$7,322	9.8%	80.9%	80.0%

Total manufacturing gross margin	$1,573	$1,833	16.5%	19.1%	20.0%

	26 weeks ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	manufacturing revenues
	July 2,	July 1,	2014	July 2,	July 1,
	2013	2014	vs. 2013	2013	2014
Manufacturing revenues	$17,432	$18,646	7.0%
Percent of total revenues	8.1%	8.4%
Manufacturing costs (exclusive of depreciation and amortization)	$14,144	$14,936	5.6%	81.1%	80.1%

Total manufacturing gross margin	$3,288	$3,710	12.8%	18.9%	19.9%

For the second quarter of 2014, sales from our manufacturing facility grew by $0.9 million, or 11.1%, to $9.2 million, primarily due to increased sales to our Far East wholesalers, partially offset by a $0.2 million decrease in incremental non-recurring sales that occurred in the second quarter of 2013. Manufacturing gross margin as a percentage of manufacturing revenues increased 90 basis points to 20.0% from 19.1% due to various cost-saving initiatives and a shift in product mix.

For the year to date period ended July 1, 2014, sales from our manufacturing facility grew by $1.2 million, or 7.0%, to $18.6 million. Sales to wholesalers, franchisees and licensees increased $1.7 million. These sales were partially offset by a $0.5 million decrease in incremental non-recurring sales that occurred in 2013. Manufacturing gross margin as a percentage of manufacturing revenues increased 100 basis points to 19.9% due to various cost-saving initiatives and a shift in product mix.

Franchise and License Operations

	13 weeks ended
			Increase/
	(in thousands)		(Decrease)
	July 2,	July 1,	2014
	2013	2014	vs. 2013
Franchise and license related revenues	$2,701	$3,049	12.9%
Percent of total revenues	2.5%	2.7%

	26 weeks ended
			Increase/
	(in thousands)		(Decrease)
	July 2,	July 1,	2014
	2013	2014	vs. 2013
Franchise and license related revenues	$5,670	$6,874	21.2%
Percent of total revenues	2.7%	3.1%
Number of franchise and license restaurants	368	401

Since July 2, 2013, we have opened 17 franchised locations and 36 licensed locations. For the second quarter of 2014, revenue from franchise and license operations increased $0.3 million, or 12.9%, primarily due to a 18.7% increase in royalty revenue resulting from comparable store sales growth and unit growth. On a year to date basis, revenue from this business segment increased $1.2 million, or 21.2%, primarily due to a 23.2% increase in royalty revenue. Franchise and license comparable store sales were +3.5% and +2.7% for the quarter and year to date periods ended July 1, 2014, respectively. As of July 24, 2014, we have 31 franchise development agreements in place for 223 total restaurants, 51 of which have already opened. Based on these franchise development agreements, we expect the remaining 172 restaurants to open on various dates through 2024.

Corporate

	13 weeks ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	total revenues
	July 2,	July 1,	2014	July 2,	July 1,
	2013	2014	vs. 2013	2013	2014
General and administrative expenses	$10,177	$10,531	3.5%	9.4%	9.4%
Depreciation and amortization	4,614	4,567	(1.0%)	4.3%	4.1%
Pre-opening expenses	327	207	(36.7%)	0.3%	0.2%
Management transition and related reorganization expenses	—	1,166	* *	0.0%	1.0%
Other operating expenses, net	144	483	* *	0.1%	0.4%

Total operating expenses	$15,262	$16,954	11.1%	14.1%	15.1%
Interest expense, net	1,650	1,079	(34.6%)	1.5%	0.9%
Provision for income taxes	1,846	1,666	(9.8%)	1.7%	1.5%

**	Not meaningful

	26 weeks ended
			Increase/	Percentage of
	(in thousands)		(Decrease)	total revenues
	July 2,	July 1,	2014	July 2,	July 1,
	2013	2014	vs. 2013	2013	2014
General and administrative expenses	$20,385	$21,310	4.5%	9.5%	9.6%
Depreciation and amortization	9,554	8,889	(7.0%)	4.5%	4.0%
Pre-opening expenses	614	363	(40.9%)	0.3%	0.2%
Management transition and related reorganization expenses	—	2,259	* *	0.0%	1.0%
Other operating expenses, net	270	644	138.5%	0.1%	0.3%

Total operating expenses	$30,823	$33,465	8.6%	14.4%	15.1%
Interest expense, net	3,393	2,200	(35.2%)	1.6%	1.0%
Provision for income taxes	3,106	2,993	(3.6%)	1.4%	1.3%

**	Not meaningful

As a percentage of revenues, our total general and administrative expenses remained flat at 9.4% in the second quarter 2014 and increased 10 basis points to 9.6% on a year to date basis. For both the quarterly and year to date periods, increased consulting fees and labor charges were partially offset by a decrease in stock based compensation (excluding the amortization of share-based awards for our interim CEO, which is recorded as management transition and related reorganization expenses). During the second quarter of 2014, significant cost reductions were implemented, as we reduced our support center staff by approximately 10%, which we believe will result in estimated savings of $1.0 million over the remainder of fiscal 2014.

Depreciation and amortization expenses remained flat for the second quarter of 2014, primarily due to the timing of store openings and the upgrade of our point of sale system, partially offset by certain restaurant equipment becoming fully depreciated and the write-off of fixed assets relating to store closures. On a year to date basis, depreciation and amortization expenses decreased $0.7 million. Based on our current level of planned capital asset purchases and our existing base of capital assets, we expect depreciation expense for fiscal 2014 to be in the range of $16.0 million to $18.0 million.

We incurred approximately $1.2 million and $2.3 million in costs related primarily to the departure of certain members of management during the second quarter and year to date periods ended July 1, 2014, respectively. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events.

During the first half of 2013, we sold five existing restaurants to a franchisee in Pittsburgh, Pennsylvania resulting in a gain of $1.1 million. This was offset by losses of $1.1 million on the closure of four company-owned restaurants. We also recorded $0.2 million of losses on the retirement of fixed assets. For the first half of 2014, we recorded losses of $0.5 million related to the closure of four company-owned restaurants and $0.2 million on the retirement of fixed assets.

Interest expense, net has decreased due to a decrease in our average debt balance coupled with a decrease in our weighted average interest rate. Our average debt balance decreased from $131.2 million for the first half of 2013 to $105.8 million for the first half of 2014. Our weighted average interest rate for the twenty-six weeks ended July 1, 2014 was 3.1% compared to 4.3% for the twenty-six weeks ended July 2, 2013. On July 3, 2014, our senior credit facility was amended. As a result of this amendment, we expect our weighted average interest rate to decrease 50 basis points to 2.6%.

We currently estimate our projected fiscal 2014 annual effective tax rate to be 39.4% which compares to a fiscal 2013 annual effective tax rate of 33.5%. Certain federal employment tax credits that we were able to recognize in fiscal 2013 have not yet been re-enacted for fiscal 2014. We do not know when or if these credits will be re-enacted. We also recorded a deferred tax true-up in fiscal 2013 that we do not expect to have in fiscal 2014.

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

Working Capital

	December 31,	July 1,
	2013	2014	Change
	(in thousands)
Current assets:
Cash and cash equivalents	$5,982	$3,698	$(2,284)
Restricted cash	1,287	1,237	(50)
Accounts receivable	9,875	9,186	(689)
Inventories	5,634	5,404	(230)
Current deferred income tax assets, net	9,920	9,665	(255)
Prepaid expenses	7,252	7,859	607
Other current assets	682	711	29

Total current assets	40,632	37,760	(2,872)

Current liabilities:
Accounts payable	$13,485	$12,351	$(1,134)
Accrued expenses and other current liabilities	25,773	26,664	891
Current portion of long-term debt	3,750	6,250	2,500

Total current liabilities	43,008	45,265	2,257

Working capital deficit	$(2,376)	$(7,505)	$(5,129)

Our working capital position has decreased by $5.1 million since December 31, 2013. We began fiscal 2014 with negative working capital of $2.4 million and ended the second quarter with negative working capital of $7.5 million. This decrease in working capital is primarily due to a decrease in cash resulting from planned pay-downs of our revolving credit facility and the impact of our calendar on the timing of term loan payments over the next twelve months. As of December 31, 2013, we had three scheduled term loan payments recorded as current, whereas on July 1, 2014 we had four scheduled term loan payments recorded as current. We also used $1.7 million of our cash to purchase outstanding shares of our common stock. As of July 1, 2014, we had unrestricted cash of $3.7 million, a decrease of $2.3 million from December 31, 2013. We also had $59.4 million available for borrowing under our revolving credit facility as of July 1, 2014.

Free Cash Flow

	26 weeks ended
	July 2,	July 1,
	2013	2014
	(in thousands)
Net cash provided by operating activities	$15,151	$15,761
Net cash used in investing activities	(6,496)	(9,788)

Free cash flow	8,655	5,973
Net cash used in financing activities	(14,484)	(8,257)

Net decrease in cash and cash equivalents	(5,829)	(2,284)
Cash and cash equivalents, beginning of period	17,432	5,982

Cash and cash equivalents, end of period	$11,603	$3,698

Our free cash flow decreased by $2.7 million for the first half of 2014 compared to the same period in 2013, primarily due to an increase in capital expenditures as we have begun refurbishing restaurants and in certain markets. In addition, we received $1.8 million in proceeds from restaurant refranchisings during the first half of 2013. We have not refranchised any restaurants during 2014.

Share Buy-Back Program

See page 15 for details of our share buy-back program that was authorized by our Board on April 29, 2014.

Covenants

We are subject to a number of customary covenants under our revolving credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of July 1, 2014, we were in compliance with all debt covenants.

Capital Expenditures

During the twenty-six weeks ended July 1, 2014, we used approximately $9.8 million of cash to pay for additional property and equipment that included the following:

•	$6.7 million towards the outfitting of new restaurants and remodeling of existing restaurants, including the installation of new equipment, exterior signs and menu boards;

•	$2.6 million for replacement of equipment at our existing company-owned restaurants; and

•	$0.5 million for information technology upgrades and other general corporate purposes.

We expect to spend between $30.0 million and $35.0 million for capital expenditures in fiscal 2014. The majority of our capital expenditures has been, and will continue to be, for upgrades in our current restaurants, including interior refurbishments, the installation of new exterior signs, and drive-thru lanes. We may also acquire or open new company-owned restaurants.

Financing Activities

During the twenty-six weeks ended July 1, 2014, we used approximately $8.3 million for financing activities. During the first half of 2014, we repaid a net of $3.0 million towards our revolving credit facility, paid $2.5 million in term loan payments and $4.7 million in dividend payments. We also purchased $1.7 million of our outstanding shares. This was offset by $3.7 million in proceeds from exercised stock options.

Amendment of Senior Credit Facility

On July 3, 2014, we amended our senior credit facility with Bank of America and a syndicate of institutional lenders. Among other things, the amendment (i) increased our Term Loan by $7.5 million to a total outstanding balance of $100 million, (ii) extended the maturity date on the facility to July 3, 2019, (iii) reduced interest rates payable by an anticipated 50 basis points, (iv) modified certain financial and other covenants of the Company and (v) provided us with greater flexibility in paying cash dividends and buying back our common stock.

Off-Balance Sheet Arrangements

Other than our operating leases and letters of credit, we do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes outside the ordinary course of business to our contractual obligations since the filing of the 2013 Form 10-K.

Critical Accounting Policies and Estimates

There were no material changes in our critical accounting policies since the filing of the 2013 Form 10-K. As discussed in that filing, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the 2013 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our interim chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2014.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our interim chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of July 1, 2014, our interim chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second quarter of 2014, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 9 “Commitments, Contingencies and Other Developments” in our notes to consolidated financial statements (unaudited) included in Item 1. “Financial Statements” of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our common stock buy-backs during the second quarter of fiscal 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2014-April 29, 2014	—	$—	—	$20.0 million
April 30, 2014-May 27, 2014	62,201	$15.25	62,201	$19.1 million
May 28, 2014-July 1, 2014	49,207	$14.95	49,207	$18.3 million

Total	111,408	$15.12	111,408

(1)	On April 29, 2014, the Board approved a new share buy-back program authorizing the Company to purchase up to $20 million of its outstanding common stock. The share buy-back program has no expiration date, but may be terminated by the Board at any time.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date: July 31, 2014	By:	/s/ Michael W. Arthur
Michael W. Arthur
Interim Chief Executive Officer

Date: July 31, 2014	By:	/s/ John A. Coletta
John A. Coletta
Chief Financial Officer

Date: July 31, 2014	By:	/s/ Robert E. Gowdy, Jr.
Robert E. Gowdy, Jr.
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 2 to the Amended and Restated Credit Agreement dated July 3, 2014, by and among the Company, Bank of America, N.A., as administrative agent, the other loan parties thereto and the lenders named therein, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2014.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-Q for the quarter ended July 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.