Form 10-Q
period 2014-09-30
EINSTEIN NOAH RESTAURANT GROUP INC
filed 2014-10-31
CIK 949373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, there were 18,057,606 shares of the registrant’s Common Stock, par value of $0.001 per share, outstanding.

EINSTEIN NOAH RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	September 30,
	2013	2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,982	$1,112
Restricted cash	1,287	1,222
Accounts receivable, net of $183 and $160 of allowances	9,875	9,497
Inventories	5,634	5,916
Current deferred income tax assets, net	9,920	9,665
Prepaid expenses	7,252	7,651
Other current assets	682	663

Total current assets	40,632	35,726

Property, plant and equipment, net	64,229	72,471
Trademarks and other intangibles, net	64,486	64,570
Goodwill	10,775	10,823
Long-term deferred income tax assets, net	14,140	10,413
Other assets	3,992	4,343

Total assets	$198,254	$198,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,485	$14,605
Accrued expenses and other current liabilities	25,773	25,052
Current portion of long-term debt	3,750	5,000

Total current liabilities	43,008	44,657

Long-term debt	103,250	95,750
Other liabilities	13,037	13,363
Mandatorily redeemable, Series Z Preferred Stock, $.001 par value, $1,000 per share liquidation value; 57,000 shares authorized; 0 shares outstanding	—	—

Total liabilities	159,295	153,770

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series A junior participating preferred stock, 700,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 25,000,000 shares authorized; 17,588,710 and 18,249,592 shares issued; 17,588,710 and 18,041,048 outstanding	18	18
Additional paid-in capital	283,624	291,507
Accumulated other comprehensive loss, net of income tax	(89)	(288)
Accumulated deficit	(244,594)	(243,550)

	38,959	47,687
Less: Treasury stock, 0 and 208,544 shares, at cost	—	(3,111)

Total stockholders’ equity	38,959	44,576

Total liabilities and stockholders’ equity	$198,254	$198,346

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

(Unaudited)

	13 weeks ended		39 weeks ended
	October 1, 2013	September 30, 2014	October 1, 2013	September 30, 2014

Revenues:
Company-owned restaurant sales	$95,625	$98,454	$286,948	$295,250
Manufacturing revenues	8,176	7,967	25,608	26,613
Franchise and license related revenues	2,869	3,305	8,539	10,179

Total revenues	106,670	109,726	321,095	332,042

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs
Cost of goods sold	26,108	26,722	78,353	80,311
Labor costs	27,711	28,124	84,915	86,301
Rent and related expenses	10,789	11,227	32,225	34,168
Other operating costs	11,368	11,619	32,422	34,810
Marketing costs	2,385	2,330	7,712	8,551

Total company-owned restaurant costs	78,361	80,022	235,627	244,141

Manufacturing costs	7,029	6,694	21,173	21,630
General and administrative expenses	9,758	9,990	30,143	31,300
Depreciation and amortization	4,420	4,720	13,974	13,609
Pre-opening expenses	343	390	957	753
Merger due diligence expenses	—	751	—	751
Management transition and related reorganization expenses	—	410	—	2,669
Other operating expenses, net	249	163	519	807

Total costs and expenses	100,160	103,140	302,393	315,660

Income from operations	6,510	6,586	18,702	16,382

Interest expense, net	1,366	935	4,759	3,135

Income before income taxes	5,144	5,651	13,943	13,247

Provision for income taxes	1,124	2,306	4,230	5,299

Net income	$4,020	$3,345	$9,713	$7,948

Unrealized (losses) gains on derivatives, net of tax	(28)	111	(59)	(199)

Comprehensive income	$3,992	$3,456	$9,654	$7,749

Net income per share:
Basic	$0.23	$0.19	$0.56	$0.45

Diluted	$0.22	$0.18	$0.55	$0.44

Cash dividend declared per common share	$0.125	$0.130	$0.375	$0.390

Weighted average number of common shares outstanding:
Basic	17,451,544	17,972,503	17,306,647	17,852,927

Diluted	17,936,939	18,189,714	17,738,760	18,126,616

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 weeks ended
	October 1,	September 30,
	2013	2014

OPERATING ACTIVITIES:
Net income	$9,713	$7,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,974	13,609
Deferred income tax expense	3,406	4,112
Stock-based compensation expense	1,352	2,075
Losses on disposal of assets	944	606
Gains on refranchising of restaurants	(1,074)	—
Provision for losses on accounts receivable	70	376
Amortization of debt issuance costs	445	474
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(117)	65
Accounts receivable	(1,341)	(9)
Accounts payable and accrued expenses	(4,695)	(2,246)
Other assets and liabilities	906	(510)

Net cash provided by operating activities	23,583	26,500

INVESTING ACTIVITIES:
Purchase of property and equipment	(13,380)	(19,764)
Proceeds from the sale and disposal of property and equipment	9	19
Proceeds from refranchising of restaurants	1,819	—
Acquisition of restaurant assets, net of cash acquired	—	(374)

Net cash used in investing activities	(11,552)	(20,119)

FINANCING ACTIVITIES:
Proceeds from line of credit	4,000	33,500
Repayments on line of credit	(19,700)	(43,500)
Term loan borrowings	—	7,500
Term loan repayments	(3,750)	(3,750)
Debt issuance costs	(631)	(497)
Dividends paid	(6,871)	(7,020)
Purchases of treasury stock	—	(3,111)
Proceeds upon stock option exercises	3,711	5,808
Payments under capital lease obligations	(19)	(181)

Net cash used in financing activities	(23,260)	(11,251)

Net decrease in cash and cash equivalents	(11,229)	(4,870)
Cash and cash equivalents, beginning of period	17,432	5,982

Cash and cash equivalents, end of period	$6,203	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

EINSTEIN NOAH RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Pending Acquisition by JAB Beech Inc.

On September 29, 2014, Einstein Noah Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, “the Company”) announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JAB Beech Inc. (“JAB”) and Spruce Merger Sub Inc. (the “Purchaser”), an indirect wholly owned subsidiary of JAB, in a transaction valued at approximately $374 million.

Under the terms of the Merger Agreement, which has been unanimously approved by the Company’s Board of Directors (the “Board”), the Purchaser has offered (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock (the “Shares”) for $20.25 per share in cash subject to any required withholding of taxes (the “Offer Price”). The Offer was launched on October 6, 2014. On that date, JAB and the Purchaser filed a Tender Offer Statement on Form TO with the Securities and Exchange Commission (the “SEC”) and the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC.

Completion of the Offer is subject to a number of conditions, including (i) that a majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”); and (iii) certain other customary conditions which are outlined in Annex B to the Merger Agreement previously filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K on September 29, 2014 and incorporated by reference herein. On October 20, 2014, the parties were informed that the Federal Trade Commission has granted early termination of the waiting period under the HSR Act. Accordingly, the condition of the Offer that the applicable waiting period under the HSR Act shall have expired or been terminated has been satisfied.

Following the completion of the Offer and, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of JAB (the “Merger” and together with the Offer, the “Acquisition”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals. The Merger will be effected as promptly as practicable following the purchase by the Purchaser of Shares validly tendered and not withdrawn in the Offer.

Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by (i) JAB, Purchaser or any other affiliate of JAB that is directly or indirectly wholly owned by the ultimate parent of JAB, the Company or their respective wholly owned subsidiaries and (ii) stockholders of the Company who properly exercised their dissenters’ rights) will have the right to receive the Offer Price.

The Merger Agreement can be terminated by JAB or the Company under certain circumstances and depending on the circumstances, including the acceptance of a superior proposal, the Company may be required to pay JAB a termination fee in the amount of $12.0 million.

The Company has incurred approximately $0.8 million ($0.02 per diluted share) in accounting, legal and public filing fees during the third quarter related to the pending Acquisition, which are recorded as “Merger Due Diligence Expenses” on the accompanying consolidated statements of income and comprehensive income.

2.	Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited consolidated financial statements of the Company as of and for the thirteen and thirty-nine week periods ended September 30, 2014 have been prepared pursuant to the rules and regulations of the SEC. The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

As of September 30, 2014, the Company operated, franchised or licensed various restaurant concepts under the brand names of Einstein Bros. Bagels (“Einstein Bros.”), Noah’s New York Bagels (“Noah’s”) and Manhattan Bagel Company (“Manhattan Bagel”).

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

For the fiscal quarter and year to date periods ended October 1, 2013, the Company made the following reclassifications and adjustments to its consolidated statements of income and comprehensive income:

•	Reclassed the savings obtained from the self-manufacturing of bagels for our company-owned restaurants from the manufacturing segment of our business to our company-owned restaurants;

•	Reclassed certain restaurant insurance charges from rent and related expenses to other operating costs within company-owned restaurant costs; and

•	Recorded manufacturing revenue for sales made to the Company’s franchisees that were previously eliminated.

Fiscal quarter ended October 1, 2013:	As Previously Reported	Reclassification	As Adjusted
	(in thousands)

Manufacturing revenues	$7,914	$262	$8,176

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$26,723	$(615)	$26,108
Labor costs	27,711	—	27,711
Rent and related expenses	11,001	(212)	10,789
Other operating costs	11,156	212	11,368
Marketing costs	2,385	—	2,385

Total company-owned restaurant costs	$78,976	$(615)	$78,361

Manufacturing costs	$6,152	$877	$7,029

Income from operations	$6,510	$—	$6,510
Net income	$4,020	$—	$4,020

Fiscal year to date ended October 1, 2013:	As Previously Reported	Reclassification	As Adjusted
	(in thousands)

Manufacturing revenues	$24,804	$804	$25,608

Cost of sales (exclusive of depreciation and amortization shown separately below):
Company-owned restaurant costs:
Cost of goods sold	$80,442	$(2,089)	$78,353
Labor costs	84,915	—	84,915
Rent and related expenses	32,786	(561)	32,225
Other operating costs	31,861	561	32,422
Marketing costs	7,712	—	7,712

Total company-owned restaurant costs	$237,716	$(2,089)	$235,627

Manufacturing costs	$18,280	$2,893	$21,173

Income from operations	$18,702	$—	$18,702
Net income	$9,713	$—	$9,713

The Company believes that these reclassifications and adjustments, as shown above, are immaterial and will more accurately reflect the nature of the expenses in its consolidated statements of income and comprehensive income and are necessary to conform to the current period presentation. Consolidated income from operations and net income were not impacted by these reclassifications.

3.	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which changes the definition of a discontinued operation to include only those disposals of components of an entity which represent a strategic shift that have, or will have, a major effect on an entity’s operations and financial results. The amendment is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. As this accounting standard is prospective, the Company will apply the provisions to its future financial statements as applicable.

In May 2014, the FASB issued guidance that converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The core principal of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires disclosures related to the nature, amount, timing and uncertainty of revenue that is recognized. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company is currently evaluating the impact of adopting this accounting standard update on its consolidated financial statements.

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

In August 2014, the FASB issued guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted. The Company believes the adoption of this guidance will not have a material effect on its consolidated financial statements.

4.	Restaurant Acquisition

On August 19, 2014, the Company acquired a restaurant from an existing franchisee in Fairfield, Connecticut for approximately $0.4 million. The following table summarizes the estimated fair values of the acquisition:

13 weeks ended
September 30, 2014
(in thousands)
Cash and cash equivalents	$2
Accounts receivable	(11)
Inventories	12
Property, plant and equipment	119
Trademarks and other intangibles	173
Goodwill	48
Accrued expenses and other current liabilities	50

Total purchase price	$393
Amounts withheld	(17)

Net cash paid at closing	$376

This restaurant contributed $0.1 million in net operating revenue for the thirteen weeks ended September 30, 2014. The goodwill of $48,000 arising from this acquisition consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. All of the goodwill is expected to be deductible for income tax purposes.

The Company withholds certain amounts at the closing of each transaction which could be applied to any outstanding liabilities that relate to the seller as of the closing date of the transaction. The Company will then pay the difference to the seller at an agreed upon date. As of September 30, 2014, the Company has $17,000 of withheld amounts that are recorded as a component of accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

The Company treats acquisition related costs as expenses in the periods in which they are incurred. For the thirteen weeks ended September 30, 2014, the Company recorded $29,000 in costs related to this acquisition. These amounts are included in other operating expenses, net on the accompanying consolidated statement of income and comprehensive income.

5.	Inventories

Inventories, which consist of food, beverage, paper supplies and bagel ingredients, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31,	September 30,
	2013	2014
	(in thousands)
Finished goods	$4,798	$5,148
Raw materials	836	768

Total inventories	$5,634	$5,916

6.	Long-Term Debt

On July 3, 2014, the Company amended its senior credit facility (the “Senior Facility”) with Bank of America and a syndicate of institutional lenders. The amendment modifies the senior credit facility as follows:

1)	Permits the Company to borrow an additional $7.5 million on its Term Loan, thus increasing the outstanding balance under its Term Loan to $100.0 million. The Company used these additional funds to pay down its revolving credit facility.

2)	Extends the Maturity Date of the Senior Facility from June 6, 2018 to July 3, 2019.

3)	Sets the Term Loan principal payment to $1.25 million per quarter through the Maturity Date, with all unpaid principal, accrued interest and fees payable on the Maturity Date.

4)	Requires the Company to maintain a minimum Consolidated Fixed Charge Coverage Ratio of 1.35x.

5)	Requires the Company to maintain a maximum Consolidated Leverage Ratio of 3.25x.

6)	Amends the Applicable Rate for Eurodollar Rate loans from 1.75% - 3.25% to 1.75% - 2.75%, based on the Company’s Consolidated Leverage Ratio.

7)	Amends the Applicable Rate for Base Rate loans from 0.75% - 2.25% to 0.75% - 1.75%, based on the Company’s Consolidated Leverage Ratio.

8)	Eliminates the Company’s $32.0 million limitation on annual capital expenditures.

9)	Defines Total Liquidity to be the sum of Excess Revolving Availability plus unrestricted cash and Cash Equivalents.

10)	Permits the Company to pay an unlimited amount of cash dividends or buy back an unlimited amount of its common stock, so long as:

a.	Total Liquidity before and after each transaction is $15.0 million before and after the payment of any cash dividend or stock buy-back; and

b.	The Company maintains a Consolidated Leverage Ratio of 3.0x at that time.

In connection with the amendment, the Company capitalized an additional $0.5 million of debt issuance costs. As of September 30, 2014, the Company’s weighted average interest rate was 2.6%.

On September 29, 2014, the Company further amended the Senior Facility whereby the definition of “Change of Control” was revised to facilitate the transactions contemplated by the Merger Agreement.

7.	Stock-Based Compensation

As of September 30, 2014, the Company had three active stock-based compensation plans: the 2011 Omnibus Incentive Plan (the “Omnibus Plan”), the Equity Plan for Non-Employee Directors (the “Equity Plan”) and the Stock Appreciation Rights Plan (the “SARs Plan”). Outstanding awards previously issued under inactive or suspended plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. On April 29, 2014, the Company’s shareholders approved an increase of 850,000 shares to be issued under the Omnibus Plan. As of September 30, 2014, there were 904,318 shares, 69,088 shares and 114,363 shares reserved for issuance pursuant to future awards under the Omnibus Plan, the Equity Plan and the SARs Plan, respectively.

The Company’s stock-based compensation cost for the thirteen weeks ended October 1, 2013 and September 30, 2014 was approximately $0.3 million and $0.6 million, respectively. The Company’s stock-based compensation costs for the thirty-nine weeks ended October 1, 2013 and September 30, 2014 was $1.4 million and $2.1 million, respectively. These costs are normally included in general and administrative expenses. For the thirteen weeks and thirty-nine weeks ended September 30, 2014, the Company recorded $0.2 million and $0.9 million, respectively, in stock based compensation costs as “Management transition and related reorganization expenses” as these costs are direct and incremental to the departure of certain members of management. Compensation cost for stock options and stock appreciation rights (“SARs”) granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following assumptions:

	13 weeks ended		39 weeks ended
	October 1, 2013	September 30, 2014	October 1, 2013	September 30, 2014
Expected life of options and SARs from date of grant	3.25 years	3.25 years	3.25 - 6.0 years	2.75 - 6.0 years
Risk-free interest rate	0.64%	0.97%	0.34% - 1.46%	0.69% - 1.84%
Volatility	30%	29%	30% - 32%	28% - 29%
Assumed dividend yield	2.85%	2.58%	2.85% - 3.48%	2.58% - 3.21%

Stock Option and SARs Activity

Stock option and SARs transactions under all plans during the thirty-nine weeks ended September 30, 2014 were as follows:

	Number of Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2013	1,214,424	$11.46
Granted	127,083	14.55
Exercised	(580,339)	10.86
Forfeited/Cancelled	(89,587)	13.40

Outstanding, September 30, 2014	671,581	$12.31	5.72

Exercisable and vested, September 30, 2014	419,747	$11.06	4.36

The aggregate intrinsic value of stock options exercised during the thirty-nine weeks ended September 30, 2014 was $2.7 million.

As of September 30, 2014, the Company had approximately $0.3 million of total unrecognized compensation cost related to stock option and SARs awards granted under its plans, which will be recognized over a weighted average period of 1.22 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Transactions during the thirty-nine weeks ended September 30, 2014 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested rights, December 31, 2013	156,356	$14.33
Granted	230,289	14.68
Vested	(116,189)	14.47
Forfeited	(34,930)	14.19

Non-vested rights, September 30, 2014	235,526	$14.62	$4,748,204

On September 15, 2014, the Company granted performance share units (“PSUs”) with a grant date fair value of $250,000 to Frank C. Paci, its new President and Chief Executive Officer (“CEO”) (See Note 8). The PSUs cliff vest three years from the date of grant. The number of PSUs that actually vest will be determined based on the achievement of certain earnings per share thresholds set forth in the award agreement and may range from 0% to 150% of the target grant. PSUs that do not vest based on failure to satisfy the stated performance criteria are forfeited. In addition to the satisfaction of the performance requirement for the PSUs, vesting is dependent upon continued services with forfeiture of all unvested PSUs upon termination. The PSUs are settled in shares of common stock. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. As of September 30, 2014, 17,883 PSUs, which are not yet vested, are subject to future financial conditions. The Company recognizes compensation costs for PSUs over the requisite service period when conditions for achievement become probable.

As of September 30, 2014, the Company had approximately $2.3 million of total unrecognized compensation cost related to RSUs and PSUs, which will be recognized over a weighted average period of 1.73 years.

8.	Management transition and related reorganization expenses

On February 24, 2014, the Company’s then current CEO resigned from the Company and an interim CEO was appointed. On May 28, 2014, the Company’s Chief Operations Officer (“COO”) also resigned. On September 7, 2014, the Company reached an agreement with Mr. Paci to serve as the Company’s new President and CEO, effective as of September 15, 2014. The Company incurred approximately $0.4 million ($0.01 per diluted share) and $2.7 million ($0.09 per diluted share) in costs related to these events for the quarterly and year-to-date periods ended September 30, 2014, respectively. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events.

9.	Other operating expenses, net

Other operating expenses, net consist of the following:

	13 weeks ended		39 weeks ended
	October 1, 2013	September 30, 2014	October 1, 2013	September 30, 2014
	(in thousands)
Losses (gains) on refranchising of restaurants, net	$7	$—	$(1,074)	$—
Losses on Company-owned restaurant closures	152	10	1,248	478
Losses on ordinary fixed asset dispositions and other	90	153	345	329

Other operating expenses, net	$249	$163	$519	$807

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

10.	Income Taxes

The Company currently estimates its projected fiscal 2014 annual effective tax rate to be 40.0%, which compares to a fiscal 2013 annual effective tax rate of 33.5%. Certain federal employment tax credits that the Company was able to recognize in fiscal 2013 have not yet been re-enacted for fiscal 2014. The Company also recorded a favorable deferred tax true-up primarily related to deferred rent of approximately 3.0% in fiscal 2013 that it does not expect to recur in fiscal 2014.

11.	Net Income Per Share

The following table sets forth the computation of weighted average shares outstanding:

	13 weeks ended		39 weeks ended
	October 1, 2013	September 30, 2014	October 1, 2013	September 30, 2014
Basic weighted average shares outstanding	17,451,544	17,972,503	17,306,647	17,852,927
Dilutive effect of stock options, SARs and RSUs	485,395	217,211	432,113	273,689

Diluted weighted average shares outstanding	17,936,939	18,189,714	17,738,760	18,126,616

Anti-dilutive stock options, SARs, RSUs and PSUs	53,929	204,747	221,592	230,569

Diluted net income per share of common stock is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period using the treasury stock method. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options, SARs, RSUs and PSUs. Potential common stock equivalents are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

12.	Commitments, Contingencies and Other Developments

Letters of Credit and Line of Credit

As of September 30, 2014, the Company had $6.5 million in letters of credit outstanding and additional letter of credit availability under its revolving credit facility of $13.5 million. The letters of credit expire on various dates, typically renew annually and are payable upon demand in the event that the Company fails to pay the underlying obligations.

As of September 30, 2014, the Company had an outstanding balance of $2.0 million on its $75.0 million revolving credit facility. The availability under the revolving credit facility was $66.5 million as of September 30, 2014.

Share Buy-Back Program

On April 29, 2014, the Board approved a new share buy-back program authorizing the Company to buy back up to $20 million of its common stock from time to time in the open market or through privately negotiated transactions. The new authorization has no expiration date, but may be terminated by the Board at any time. The authorization does not obligate the Company to buy back any particular amount of common stock and it may be suspended or discontinued at any time. The amount and timing of any buy-backs under the program will depend upon a number of factors, including the price and availability of the Company’s shares, trading volume and general market conditions. During fiscal 2014, the Company bought back 208,544 of its outstanding shares. As of September 30, 2014, there is $16.9 million remaining under this program.

Litigation

The Company has been named as a defendant in a lawsuit currently pending in the United States District Court for the District of Delaware entitled The State of Delaware ex rel. William French vs. Card Compliant LLC et al., Case No. 14-CV-00688 (GMS). This case was filed under seal in June 2013 by a former employee (William French) of one of the other defendants, and was unsealed in March 2014. The case includes numerous other defendants, including other well-known restaurant and food retail companies. The complaint in this case alleges that the Company (like the other defendants) knowingly failed to report and deliver funds to the State of Delaware arising from unredeemed balances on gift cards issued for use at the Company’s stores, which the State and Mr. French contend is required under Delaware’s unclaimed property statutes. The complaint alleges that this conduct constitutes a violation of the Delaware False Claims and Reporting Act. The plaintiffs seek a cease-and-desist order, monetary damages (including treble damages under the Delaware False Claims and Reporting Act), penalties, and attorneys’ fees and costs. On May 30, 2014, all defendants removed the case from Delaware State Court to the U.S. District Court. In June 2014, all defendants filed a motion seeking dismissal of the complaint in its entirety on multiple grounds, including the failure of the plaintiff to state a claim that constitutes a violation of any law or statute. On September 5, 2014, the plaintiffs filed a response brief opposing the defendants’ motion. On October 10, 2014, the defendants filed a reply brief in support of their motion to dismiss. A ruling on the defendants’ motion to dismiss is expected within the coming months. Separately, the plaintiffs have filed a motion seeking to remand the case to the Delaware State Court. The motion to remand is now briefed and the parties have requested oral argument, but no ruling has been issued. This case is still in its early stages and only limited discovery has occurred between the parties. Accordingly, the Company is unable to make a reasonable estimate of the likelihood or possible range of any adverse damages of a judgment against it. However, the Company intends to defend itself vigorously in this case.

From time to time, the Company is subject to other claims and legal actions in the ordinary course of business, including claims by or against its franchisees, licensees, employees or former employees and others. The Company does not believe that any such currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

13.	Supplemental Cash Flow Information

	39 weeks ended
	October 1, 2013	September 30, 2014
	(in thousands)
Cash paid during the year to date period ended:
Interest related to:
Term loans and revolving credit facility	$4,008	$2,304
Miscellaneous bank charges	347	369

Income taxes	$284	$416

Non-cash investing activities:
Non-cash purchase of equipment through capital leasing	$—	$39
Change in accrued expenses for purchases of property and equipment	$464	$(2,461)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

We wish to caution our readers that this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, which are intended to speak only as of the date thereof, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of franchise and licensing, the proposed acquisition by JAB Beech Inc., the impact on our business as a result of Federal and/or State legislation including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules promulgated thereunder, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and in subsequent quarterly reports on Form 10-Q, including Item 1A of Part II of this report. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

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

We operate on a 52- or 53-week fiscal year, which ends on the Tuesday closest to December 31. The third quarters in fiscal years 2013 and 2014 ended on October 1, 2013 and September 30, 2014, respectively. Each quarter contained thirteen weeks. Our current fiscal year ends on December 30, 2014 and consists of 52 weeks. Fiscal year 2013 consisted of 52 weeks and ended on December 31, 2013.

As used in this report, the terms “company,” “we,” “our,” or “us” refer to Einstein Noah Restaurant Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The terms “fiscal quarter ended,” “fiscal quarter,” or “quarter ended” refer to the entire fiscal quarter, unless the context otherwise indicates.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this report, we have provided certain non-GAAP financial information, including adjusted earnings before interest, taxes, depreciation and amortization, management transition and related reorganization expenses, restructuring expenses, merger due diligence expenses, write-off of debt issuance costs and other operating expenses/income (“Adjusted EBITDA”) and “Free Cash Flow,” which we define as net cash provided by operating activities less net cash used in investing activities. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate our ongoing business performance and certain components of our results. In addition, our Board of Directors (the “Board”) uses this non-GAAP financial information to evaluate the performance of the company and its management team. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definition based on historical activity. Our definitions of these non-GAAP disclosures may differ from how others in our industry may define them. We have reconciled the non-GAAP financial information to the nearest GAAP measure on pages 20 and 27.

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

In the context of our key strategies to drive comparable store sales growth, to manage corporate margins and to accelerate unit growth, we evaluated our financial performance for the third quarter and/or year to date periods ended September 30, 2014 by considering the following key factors:

•	Comparable store sales – In the third quarter of 2014, we recorded a system-wide comparable store sales increase of +1.6%, while company-owned comparable store sales increased +0.9%. The increase in company-owned comparable store sales was due to increased pricing, improved product mix and reduced discounting, partially offset by a decrease in transactions.

•	Catering/Coffee – Catering sales, which continue to be a strong revenue driver, comprised approximately 10.0% of our company-owned restaurant sales for the third quarter of 2014, with total catering sales increasing by 13.2% from the third quarter of 2013. Coffee sales also remain strong and total hot beverage sales represent approximately 9% of our comparable company-owned stores sales on a year to date basis.

•	Unit development – We opened 32 units in the third quarter of 2014. On a year to date basis, we have opened 52 units compared to 42 units in 2013. A year to date summary of unit development activity is shown below:

	Thirty-nine weeks ended September 30, 2014
	Company Owned	Franchised	Licensed	Total

Beginning Balance - January 1, 2014	458	114	280	852
Opened restaurants	7	13	32	52
Closed restaurants	(8)	(4)	(10)	(22)
Refranchising, net	1	(1)	—	—

Ending Balance - September 30, 2014	458	122	302	882

•	Manufacturing – Manufacturing sales remain robust, but decreased 2.6% from the third quarter of 2013, primarily due to a shift in the timing of sales to our Far East wholesalers. Manufacturing gross margin increased to $1.3 million from $1.1 million, an 11.0% increase, as we saw a favorable shift in sales mix and efficiencies in our manufacturing processes.

•	Share Buy-back – On April 29, 2014, the Board approved a new share buy-back program authorizing the Company to buy back up to $20 million of its common stock from time to time in the open market or through privately negotiated transactions. The new authorization has no expiration date, but may be terminated by the Board at any time. The authorization does not obligate us to buy back any particular amount of common stock and it may be suspended or discontinued at any time. The amount and timing of any buy-backs under the program will depend upon a number of factors, including the price and availability of our shares, trading volume and general market conditions. Since April 29, 2014, we have bought back 208,544 of our outstanding shares. As of September 30, 2014, there was $16.9 million remaining under this program. We do not plan to buy back any additional shares at this time.

Pending Acquisition by JAB Beech Inc.

On September 29, 2014, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JAB Beech Inc. (“JAB”) and Spruce Merger Sub Inc. (the “Purchaser”), an indirect wholly owned subsidiary of JAB, in a transaction valued at approximately $374 million.

Under the terms of the Merger Agreement, which has been unanimously approved by the Board, the Purchaser has offered (the “Offer”) to purchase all of our outstanding shares of common stock (the “Shares”) for $20.25 per share in cash less any required withholding of taxes (the “Offer Price”). The Offer was launched on October 6, 2014. On that date, JAB and the Purchaser filed a Tender Offer Statement on Form TO with the Securities and Exchange Commission (the “SEC”), and the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC.

Completion of the Offer is subject to a number of conditions, including (i) that a majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”); and (iii) certain other customary conditions which are outlined in Annex B to the Merger Agreement previously filed with the SEC as Exhibit 2.1 to our current report on Form 8-K on September 29, 2014 and incorporated by reference herein. On October 20, 2014, the parties were informed that the Federal Trade Commission has granted early termination of the waiting period under the HSR Act. Accordingly, the condition to the Offer that the applicable waiting period under the HSR Act shall have expired or been terminated has been satisfied.

Following the completion of the Offer, and subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of JAB (the “Merger” and together with the Offer, the “Acquisition”), pursuant to the procedure provided under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals. The Merger will be effected as promptly as practicable following the purchase by the Purchaser of Shares validly tendered and not withdrawn in the Offer.

Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by (i) JAB, Purchaser or any other affiliate of JAB that is directly or indirectly wholly owned by the ultimate parent of JAB, the Company or their respective wholly owned subsidiaries and (ii) stockholders of the Company who properly exercised their dissenters’ rights) will have the right to receive the Offer Price.

The Merger Agreement can be terminated by JAB or by us under certain circumstances and depending on the circumstances, including the acceptance of a superior proposal, we may be required to pay JAB a termination fee in the amount of $12.0 million.

We have incurred approximately $0.8 million ($0.02 per diluted share) in costs related to the pending Acquisition.

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

We currently have 30 active franchise development agreements in place. Franchisees have opened 54 restaurants under various development agreements and we expect an additional 163 new restaurants to open on various dates through 2024.

Fiscal Year 2014 Guidelines

We are providing the following updated guidelines for the 2014 fiscal year, which is a 52-week period ended December 30, 2014:

•	65 to 70 system-wide openings;

•	Capital expenditures of $30 million to $35 million;

•	Cost of goods inflation of approximately 1% to 2%;

•	Pre-opening expense of $65,000 to $75,000 per new company-owned restaurant;

•	General and administrative expenses between $9.5 million and $10.5 million per quarter;

•	Interest expense of $4.25 million to $4.75 million; and

•	An estimated annual effective tax rate of approximately 40%; however, we expect to only pay minimal cash taxes for the next several years.

Results of Operations for the Quarterly Periods ended October 1, 2013 and September 30, 2014

Financial Highlights for the Third Quarter 2014 as compared to the Third Quarter 2013

•	Total revenues increased $3.1 million, or 2.9%, driven by positive comparable store sales, unit growth and reduced discounting:

	13 weeks ended
	(in thousands)
	October 1, 2013	September 30, 2014

Revenues:
Company-owned restaurant sales	$95,625	$98,454
Manufacturing revenues	8,176	7,967
Franchise and license related revenues	2,869	3,305

Total revenues	106,670	109,726

•	System-wide comparable store sales increased +1.6%, company-owned comparable store sales increased +0.9% and franchise and license comparable store sales increased +3.5%. We attribute these increases to an increase in pricing (which we took to offset inflation) and a shift in sales mix, partially offset by a decline in transactions. We continue to focus on stimulating comparable transactions at breakfast and lunch with better taste and quality features, as well as innovative premium sandwiches.

•	Our overall gross margin (excluding depreciation and amortization) for the third quarter of 2014 was $23.0 million (21.0%), an increase of 8.1%, and was driven by revenue growth partially offset by increased operating expenses:

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	October 1, 2013	September 30, 2014	2014 vs. 2013

Total revenues	$106,670	$109,726	2.9%
Company-owned restaurant costs	78,361	80,022	2.1%
Manufacturing costs	7,029	6,694	(4.8%)

Gross Margin	$21,280	$23,010	8.1%

•	Increased general and administrative expenses, primarily for increased variable incentive compensation expenses and third party legal charges, offset interest expense savings during the third quarter of 2014.

•	We incurred approximately $0.8 million in accounting, legal and public filing fees during the third quarter related to the pending Acquisition.

•	We incurred approximately $0.4 million in costs related to the departure of certain members of management during the third quarter of 2014. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events.

•	Net income decreased $0.7 million, or 16.8% from the third quarter of 2013. Adjusted EBITDA increased $1.5 million, or 13.0%, from the third quarter of 2013.

•	Earnings per share (“EPS”) decreased to $0.18 per share on a dilutive basis for the third quarter of 2014, compared to $0.22 per share on a dilutive basis for the third quarter of 2013. Expenses incurred towards the pending Acquisition impacted our EPS for the third quarter of 2014 by $0.02 per diluted share. Management transition and related reorganization expenses impacted our EPS for the third quarter of 2014 by $0.01 per diluted share.

Consolidated Results

	13 weeks ended			39 weeks ended
	(in thousands)		Increase/ (Decrease)	(in thousands)		Increase/ (Decrease)
	October 1, 2013	September 30, 2014	2014 vs. 2013	October 1, 2013	September 30, 2014	2014 vs. 2013

Revenues	$106,670	$109,726	2.9%	$321,095	$332,042	3.4%
Cost of sales	85,390	86,716	1.6%	256,800	265,771	3.5%
Operating expenses	14,770	16,424	11.2%	45,593	49,889	9.4%

Income from operations	6,510	6,586	1.2%	18,702	16,382	(12.4%)
Interest expense, net	1,366	935	(31.6%)	4,759	3,135	(34.1%)

Income before income taxes	5,144	5,651	9.9%	13,943	13,247	(5.0%)
Total provision for income taxes	1,124	2,306	105.2%	4,230	5,299	25.3%

Net income	$4,020	$3,345	(16.8%)	$9,713	$7,948	(18.2%)
Adjustments to net income:
Interest expense, net	1,366	935	(31.6%)	4,759	3,135	(34.1%)
Provision for income taxes	1,124	2,306	105.2%	4,230	5,299	25.3%
Depreciation and amortization	4,420	4,720	6.8%	13,974	13,609	(2.6%)
Merger due diligence expenses	—	751	**	—	751	**
Management transition and related reorganization expenses	—	410	**	—	2,669	**
Other operating expenses, net	249	163	(34.5%)	519	807	55.5%

Adjusted EBITDA	$11,179	$12,630	13.0%	$33,195	$34,218	3.1%

**	Not meaningful

System-wide comparable store sales increased +1.6% for both the third quarter and year to date periods ended September 30, 2014, which is primarily attributable to an increase in pricing and a shift in sales mix, partially offset by a decline in transactions. On a comparable basis, discounting at our company-owned stores decreased $0.5 million when compared to the third quarter of 2013, and decreased $1.7 million when compared to the first three quarters of 2013. While we are not discounting at past levels, management still believes that discounting, along with new product development, plays a key role in driving improvement in transaction trends.

We opened 4 company-owned stores, 5 franchised locations and 23 licensed locations during the third quarter of 2014. We have opened 71 units system-wide since October 1, 2013. Sales and purchases of restaurants to franchisees have resulted in net acquisitions of three company-owned stores since October 1, 2013.

For the first three quarters of 2014, we concentrated on re-investing in our core business through store refurbishments in select markets, improved product quality and increased advertising. While this re-investment has had a negative impact on our results, we believe that this negative impact will be short-term in nature and should lead to significant long-term improvements.

In connection with the pending Acquisition, we incurred approximately $0.8 million ($0.02 per diluted share) of accounting, legal and public filing fees during the third quarter of 2014.

We incurred approximately $0.4 million ($0.01 per diluted shares) and $2.7 million ($0.09 per diluted share) in costs related primarily to the departure of certain members of management during the third quarter and year to date periods ended September 30, 2014, respectively. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events.

Net income was $3.3 million for the third quarter of 2014, a decrease of $0.7 million, or 16.8%, from the third quarter of 2013, primarily due to the pending Acquisition and management transition and related reorganization expenses.

Company-Owned Restaurant Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	October 1, 2013	September 30, 2014	2014 vs. 2013	October 1, 2013	September 30, 2014

Company-owned restaurant sales	$95,625	$98,454	3.0%
Percent of total revenues	89.6%	89.7%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$26,108	$26,722	2.4%	27.3%	27.1%
Labor costs	27,711	28,124	1.5%	29.0%	28.6%
Rent and related expenses	10,789	11,227	4.1%	11.3%	11.4%
Other operating costs	11,368	11,619	2.2%	11.9%	11.8%
Marketing costs	2,385	2,330	(2.3%)	2.5%	2.4%

Total company-owned restaurant costs	$78,361	$80,022	2.1%	82.0%	81.3%

Total company-owned restaurant gross margin	$17,264	$18,432	6.8%	18.0%	18.7%

	39 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of company-owned restaurant sales
	October 1, 2013	September 30, 2014	2014 vs. 2013	October 1, 2013	September 30, 2014

Company-owned restaurant sales	$286,948	$295,250	2.9%
Percent of total revenues	89.4%	88.9%
Cost of sales (exclusive of depreciation and amortization):
Cost of goods sold	$78,353	$80,311	2.5%	27.3%	27.2%
Labor costs	84,915	86,301	1.6%	29.6%	29.2%
Rent and related expenses	32,225	34,168	6.0%	11.2%	11.6%
Other operating costs	32,422	34,810	7.4%	11.3%	11.8%
Marketing costs	7,712	8,551	10.9%	2.7%	2.9%

Total company-owned restaurant costs	$235,627	$244,141	3.6%	82.1%	82.7%

Total company-owned restaurant gross margin	$51,321	$51,109	(0.4%)	17.9%	17.3%

Since October 1, 2013, we have opened ten new company-owned restaurants and closed twelve existing company-owned restaurants. We have also acquired three restaurants from franchisees since that time. We continue to focus on driving transactions at both breakfast and lunch by using higher quality, better tasting ingredients, as well as offering innovative premium sandwiches.

Company-owned restaurant sales for the third quarter of fiscal 2014 increased 3.0% compared to the third quarter of 2013 due to an increase in company-owned comparable store sales of +0.9%, incremental sales from new or remodeled, higher performing stores and a decrease in discounting. The increase in comparable store sales is due to an increase in average check (+3.9%), partially offset by a decrease in transactions (-3.0%).

Company-owned restaurant sales for the first three quarters of fiscal 2014 increased 2.9% compared to the first three quarters of 2013 due to an increase in company-owned comparable store sales of +1.2%, incremental sales from new or remodeled, higher performing stores and a decrease in discounting. The increase in comparable store sales is due to an increase in average check (+4.7%), partially offset by a decrease in transactions (-3.5%).

Total catering sales, which continue to be a strong revenue driver for us, comprised approximately 10% of our product mix for both the third quarter and first three quarters of 2014, reflecting year over year increases in sales of 13.2% for the third quarter of 2014 and 17.0% for the first three quarters of 2014 as compared to their respective 2013 periods. Our catering sales are primarily fulfilled based upon geographic proximity to the customer. Coffee and hot beverage sales remain strong and represent approximately 9% of our comparable company-owned restaurant sales on a year to date basis.

Total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, decreased 70 basis points in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the leveraging of costs associated with increased sales. On a year to date basis, total costs for company-owned restaurants, as a percentage of company-owned restaurant sales, increased 60 basis points primarily due to the initial ramp-up of new stores, rent increases on new stores or on renegotiated leases and increased marketing spend.

As part of our ongoing effort to improve transaction trends, at the start of fiscal 2014, we required our bakers to undergo a new training and certification program. While we believe that this will have a positive impact on transaction trends, this program has created upward pressure on our waste costs in fiscal 2014 when compared to fiscal 2013.

As a percentage of company-owned restaurant sales, our food costs decreased 20 basis points for the third quarter of 2014 compared to the third quarter of 2013. As a percentage of company-owned restaurant sales, our food costs decreased 10 basis points for the first three quarters of 2014 compared to the first three quarters of 2013. For both the quarterly and year-to-date periods ended September 30, 2014, the leveraged impact of price increases and reduced discounting were partially offset by increased waste and inflationary pressure on our costs.

As of September 30, 2014, we have secured protection on all of our wheat, coffee and butter needs for the remainder of 2014. For fiscal 2015, we have secured protection on 50% of our wheat needs, 43% of our coffee needs and 63% of our butter needs.

Labor costs increased 1.5% to $28.1 million for the third quarter of 2014 compared to the third quarter of 2013 and increased 1.6% to $86.3 million for the first three quarters of 2014 compared to the first three quarters of 2013. For the third quarter of 2014, labor costs increased due primarily to unit growth, minimum wage increases and employee related insurance claim activity. On a year to date basis, labor costs increased primarily due to unit growth and minimum wage increases, partially offset by an overall decrease in employee related insurance activity. As a percentage of company-owned restaurant sales, labor costs decreased 0.4% for both the third quarter and first three quarters of 2014, respectively, which we attribute to a shift in our restaurant management structure. We have implemented a multi-unit management program where, in strategic situations, a general manager oversees more than one location allowing us to leverage our management labor costs.

As a percentage of company-owned restaurant sales, rent and related expenses increased 0.1% for the third quarter of 2014 compared to the third quarter of 2013 and increased 0.4% for the first three quarters of 2014 compared to the first three quarter of 2013, which we attribute to unit growth, rent increases on renegotiated leases and related increases in property taxes. While our company-owned restaurant count has only increased by one unit since October 1, 2013, we are opening our restaurants in more premium locations than in prior years.

As a percentage of company-owned restaurant sales, other operating costs decreased 0.1% for the third quarter of 2014 compared to the third quarter of 2013 primarily due to a decline in repairs and maintenance expenditure at our stores. For the first three quarters of 2014, other operating costs increased 0.5% compared to the first three quarters of 2013, primarily due to increased credit card fees, utility rates and repairs and maintenance expenditures. Fiscal 2014 was also impacted by increased general liability insurance claims.

As a percentage of company-owned restaurant sales, marketing costs decreased 0.1% for the third quarter of 2014 compared to the third quarter of 2013 and increased 0.2% for the first three quarters of 2014 compared to the first three quarters of 2013, primarily due to the timing of radio and social media campaigns, as well as billboard advertising.

Manufacturing Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing revenues
	October 1, 2013	September 30, 2014	2014 vs. 2013	October 1, 2013	September 30, 2014
Manufacturing revenues	$8,176	$7,967	(2.6%)
Percent of total revenues	7.7%	7.3%
Manufacturing costs (exclusive of depreciation and amortization)	$7,029	$6,694	(4.8%)	86.0%	84.0%

Total manufacturing gross margin	$1,147	$1,273	11.0%	14.0%	16.0%

	39 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of manufacturing revenues
	October 1, 2013	September 30, 2014	2014 vs. 2013	October 1, 2013	September 30, 2014
Manufacturing revenues	$25,608	$26,613	3.9%
Percent of total revenues	8.0%	8.0%
Manufacturing costs (exclusive of depreciation and amortization)	$21,173	$21,630	2.2%	82.7%	81.3%

Total manufacturing gross margin	$4,435	$4,983	12.4%	17.3%	18.7%

For the third quarter of 2014, sales from our manufacturing facility decreased by $0.2 million, or 2.6%, to $8.0 million compared to the third quarter of 2013, primarily due to a shift in the timing of sales to our Far East wholesalers. For the third quarter of 2014, manufacturing gross margin as a percentage of manufacturing revenues increased 200 basis points to 16.0% from 14.0% in the third quarter 2013 due to various ongoing cost-saving initiatives and a shift in product mix.

For the year to date period ended September 30, 2014, sales from our manufacturing facility grew by $1.0 million, or 3.9%, to $26.6 million compared to the same period in 2013. Sales to wholesalers, franchisees and licensees increased $1.5 million. These sales were partially offset by a $0.5 million decrease in incremental non-recurring sales that occurred in 2013. Manufacturing gross margin as a percentage of manufacturing revenues increased 140 basis points to 18.7% from 17.3% due to various ongoing cost-saving initiatives and a shift in product mix.

Franchise and License Operations

	13 weeks ended
	(in thousands)		Increase/ (Decrease)
	October 1, 2013	September 30, 2014	2014 vs. 2013

Franchise and license related revenues	$2,869	$3,305	15.2%
Percent of total revenues	2.7%	3.0%

	39 weeks ended
	(in thousands)		Increase/ (Decrease)
	October 1, 2013	September 30, 2014	2014 vs. 2013

Franchise and license related revenues	$8,539	$10,179	19.2%
Percent of total revenues	2.6%	3.1%

Number of franchise and license restaurants	387	424

Since October 1, 2013, we have opened 20 franchised locations and 41 licensed locations. For the third quarter of 2014, revenue from franchise and license operations increased $0.4 million, or 15.2% compared to the third quarter of 2013, primarily due to a 12.3% increase in royalty revenue resulting from comparable store sales growth and unit growth. On a year to date basis, revenue from this business segment increased $1.6 million, or 19.2% compared to the same period in 2013, primarily due to a 19.6% increase in royalty revenue. Franchise and license comparable store sales were +3.5% and +2.8% for the quarter and year to date periods ended September 30, 2014, respectively. We currently have 30 active franchise development agreements in place. Franchisees have opened 54 restaurants under various development agreements and we expect an additional 163 new restaurants to open on various dates through 2024.

Corporate

	13 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	October 1, 2013	September 30, 2014	2014 vs. 2013	October 1, 2013	September 30, 2014
General and administrative expenses	$9,758	$9,990	2.4%	9.2%	9.1%
Depreciation and amortization	4,420	4,720	6.8%	4.1%	4.3%
Pre-opening expenses	343	390	13.7%	0.3%	0.4%
Merger due diligence expenses	—	751	**	0.0%	0.7%
Management transition and related reorganization expenses	—	410	**	0.0%	0.4%
Other operating expenses, net	249	163	(34.5%)	0.2%	0.1%

Total operating expenses	$14,770	$16,424	11.2%	13.8%	15.0%
Interest expense, net	1,366	935	(31.6%)	1.3%	0.9%
Provision for income taxes	1,124	2,306	105.2%	1.0%	2.1%

**	Not meaningful

	39 weeks ended
	(in thousands)		Increase/ (Decrease)	Percentage of total revenues
	October 1, 2013	September 30, 2014	2014 vs. 2013	October 1, 2013	September 30, 2014

General and administrative expenses	$30,143	$31,300	3.8%	9.4%	9.4%
Depreciation and amortization	13,974	13,609	(2.6%)	4.3%	4.1%
Pre-opening expenses	957	753	(21.3%)	0.3%	0.2%
Merger due diligence expenses	—	751	**	0.0%	0.2%
Management transition and related reorganization expenses	—	2,669	**	0.0%	0.8%
Other operating expenses, net	519	807	55.5%	0.2%	0.2%

Total operating expenses	$45,593	$49,889	9.4%	14.2%	15.0%
Interest expense, net	4,759	3,135	(34.1%)	1.5%	1.0%
Provision for income taxes	4,230	5,299	25.3%	1.3%	1.6%

**	Not meaningful

As a percentage of revenues, our total general and administrative expenses decreased 10 basis points to 9.1% in the third quarter 2014 compared to the third quarter 2013 and remained flat at 9.4% on a year to date basis. For both the quarterly and year to date periods, increased variable incentive compensation expenses and legal charges were partially offset by a decrease in travel expenses and supplies. We believe that a 10% reduction in our support center staff during the second quarter of 2014 has helped mitigate overall compensation charges and will result in additional general and administrative cost reductions over the remainder of the year.

Depreciation and amortization expenses increased $0.3 million for the third quarter of 2014 compared to the third quarter of 2013, primarily due to the timing of store openings, remodels of existing stores and the upgrade of our point of sale system, partially offset by certain restaurant equipment becoming fully depreciated and the write-off of fixed assets relating to store closures. On a year to date basis, depreciation and amortization expenses decreased $0.4 million. Based on our current level of planned capital asset purchases for new stores and remodels, along with our existing base of capital assets, we expect depreciation expense for the fourth quarter of fiscal 2014 to be in the range of $4.0 million to $5.0 million.

We incurred approximately $0.8 million ($0.02 per diluted share) in accounting, legal and third party filing fees during the third quarter related to the Acquisition.

We incurred approximately $0.4 million ($0.01 per diluted share) and $2.7 million ($0.09 per diluted share) in costs related primarily to the departure of certain members of management during the third quarter and year to date periods ended September 30, 2014, respectively. These costs primarily include severance costs, the accelerated vesting of equity awards, external legal fees, retained search fees and other one-time expenses related to these events.

During the first three quarters of 2013, we sold five existing restaurants to a franchisee in Pittsburgh, Pennsylvania resulting in a gain of $1.1 million. This was offset by losses of $1.3 million on the closure of six company-owned restaurants. We also recorded $0.3 million of losses on the retirement of fixed assets. For the first three quarters of 2014, we recorded losses of $0.5 million related to the closure of eight company-owned restaurants and $0.3 million on the retirement of fixed assets. These items are recorded as components of other operating expenses, net on our consolidated statements of income and consolidated income.

Interest expense, net has decreased during the third quarter of 2014 due to a decrease in our average debt balance coupled with a decrease in our weighted average interest rate. Our average debt balance decreased from $128.7 million for the first three quarters of 2013 to $103.7 million for the first three quarters of 2014. Our weighted average interest rate for the thirty-nine weeks ended September 30, 2014 was 2.9% compared to 4.1% for the thirty-nine weeks ended October 1, 2013. On July 3, 2014, our senior credit facility was amended whereby our weighted average interest rate decreased 50 basis points. As of September 30, 2014, our weighted average interest rate was 2.6%.

We currently estimate our projected fiscal 2014 annual effective tax rate to be 40.0% which compares to a fiscal 2013 annual effective tax rate of 33.5%. Certain federal employment tax credits that we were able to recognize in fiscal 2013 have not yet been re-enacted for fiscal 2014. We do not know when or if these credits will be re-enacted. We also recorded a favorable deferred tax true-up primarily related to deferred rent of approximately 3.0% in fiscal 2013 that we do not expect to recur in fiscal 2014.

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

Working Capital

	December 31, 2013	September 30, 2014	Change
	(in thousands)
Current assets:
Cash and cash equivalents	$5,982	$1,112	$(4,870)
Restricted cash	1,287	1,222	(65)
Accounts receivable	9,875	9,497	(378)
Inventories	5,634	5,916	282
Current deferred income tax assets, net	9,920	9,665	(255)
Prepaid expenses	7,252	7,651	399
Other current assets	682	663	(19)

Total current assets	40,632	35,726	(4,906)

Current liabilities:
Accounts payable	$13,485	$14,605	$1,120
Accrued expenses and other current liabilities	25,773	25,052	(721)
Current portion of long-term debt	3,750	5,000	1,250

Total current liabilities	43,008	44,657	1,649

Working capital deficit	$(2,376)	$(8,931)	$(6,555)

Our working capital position has decreased by $6.5 million since December 31, 2013. We began fiscal 2014 with negative working capital of $2.4 million and ended the third quarter with negative working capital of $8.9 million. This decrease in working capital is primarily due to a decrease in cash resulting from planned pay-downs of our revolving credit facility and the impact of our fiscal calendar on the timing of term loan payments over the next twelve months. As of December 31, 2013, we had three scheduled term loan payments recorded as current, whereas on September 30, 2014 we had four scheduled term loan payments recorded as current. We also used $3.1 million of our cash to purchase outstanding shares of our common stock. As of September 30, 2014, we had unrestricted cash of $1.1 million, a decrease of $4.9 million from December 31, 2013. We also had $66.5 million available for borrowing under our revolving credit facility as of September 30, 2014.

Free Cash Flow

	39 weeks ended
	October 1, 2013	September 30, 2014
	(in thousands)
Net cash provided by operating activities	$23,583	$26,500
Net cash used in investing activities	(11,552)	(20,119)

Free cash flow	12,031	6,381

Net cash used in financing activities	(23,260)	(11,251)

Net decrease in cash and cash equivalents	(11,229)	(4,870)
Cash and cash equivalents, beginning of period	17,432	5,982

Cash and cash equivalents, end of period	$6,203	$1,112

Our free cash flow decreased by $5.7 million for the first three quarters of 2014 compared to the same period in 2013, primarily due to an increase in capital expenditures as we have begun refurbishing restaurants in certain markets. In addition, we received $1.8 million in proceeds from restaurant refranchisings during the first three quarters of 2013. We repurchased one restaurant for $0.4 million during 2014.

Share Buy-Back Program

See page 17 for details of our share buy-back program that was authorized by our Board on April 29, 2014.

Covenants

We are subject to a number of customary covenants under our revolving credit facility, including limitations on additional borrowings, acquisitions, and requirements to maintain certain financial ratios. As of September 30, 2014, we were in compliance with all debt covenants.

Capital Expenditures

During the thirty-nine weeks ended September 30, 2014, we used approximately $19.8 million of cash to pay for additional property and equipment that included the following:

•	$15.3 million towards the outfitting of new restaurants and remodeling of existing restaurants, including the installation of new equipment, exterior signs and menu boards;

•	$3.8 million for replacement of equipment at our existing company-owned restaurants; and

•	$0.7 million for information technology upgrades and other general corporate purposes.

We expect to spend between $30.0 million and $35.0 million for capital expenditures in fiscal 2014. The majority of our capital expenditures has been, and will continue to be, for upgrades in our current restaurants, including interior refurbishments, the installation of new exterior signs, and drive-thru lanes. We may also acquire or open new company-owned restaurants.

Financing Activities

During the thirty-nine weeks ended September 30, 2014, we used approximately $11.3 million for financing activities. During the first thirty-nine weeks of 2014, we repaid a net of $10.0 million towards our revolving credit facility, paid $3.8 million in term loan payments and made $7.0 million in dividend payments. We also purchased $3.1 million of our outstanding shares. This was offset by $5.8 million in proceeds from exercised stock options and $7.5 million in additional term loan borrowings.

Amendments to our Senior Credit Facility

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

On September 29, 2014, our senior credit facility was further amended whereby the definition of “Change of Control” was revised to facilitate the transactions completed by the Merger Agreement.

Off-Balance Sheet Arrangements

On September 29, 2014, we announced that we entered into the Merger Agreement pursuant to which the Company will become a wholly-owned subsidiary of JAB. The Merger Agreement can be terminated by JAB or by us under certain circumstances and, depending on the circumstances, we may be required to pay JAB a termination fee in the amount of $12.0 million. See “Pending Acquisition by JAB Beech Inc.”

Other than our operating leases, letters of credit and the Merger Agreement, we do not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that were identified in connection with the evaluation of our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12 “Commitments, Contingencies and Other Developments” in our notes to the consolidated financial statements (unaudited) included in Item 1. “Financial Statements” of this Form 10-Q.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. – “Risk Factors” of our 2013 Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period.

We have updated the risk factors affecting our business disclosed in our 2013 Form 10-K to include the following additional risk factors related to the pending Acquisition:

If our proposed merger with JAB pursuant to the Merger Agreement is not consummated, our business, operating results and stock price could be adversely affected.

If the transaction with JAB is not consummated, we will be subject to several risks and our business could be adversely affected. The price of our common stock may decline significantly from the current market price, to the extent that the current market price reflects the market’s expectation that the Offer and the Merger will be completed or as a result of the market’s perceptions as to the reasons why the Offer and the Merger were not completed. Further, if the Offer and the Merger are not completed, we may experience negative reactions from the financial markets and our customers, suppliers and employees, which could adversely impact our access to the capital markets and other business relationships in the future.

Prior to any termination of the Merger Agreement, certain aspects of our operations will be restricted by the terms of the merger agreement, which may cause us to forgo otherwise attractive business opportunities. Significant transaction costs associated with the acquisition, including legal fees, financial advisory fees and other expenses, have already been incurred that are payable even if the acquisition is not consummated. Our management will have focused significant attention on negotiating and preparing for the Merger instead of on pursuing other potential strategic opportunities that could have been beneficial to us.

In addition, the Merger Agreement can be terminated by us or by JAB under certain circumstances, and depending on the circumstances, including certain situations where we accept a proposal that is superior to JAB’s, we may be required to pay JAB a termination fee in the amount of $12 million. For these and other reasons, termination of the merger agreement could materially and adversely affect our business, results of operations or financial condition.

Obtaining required approvals and satisfying the other conditions to the completion of the Offer and the Merger may delay or prevent completion of the transaction.

The completion of the Offer and the Merger is subject to a number of conditions, including but not limited to (i) that a majority of the shares of common stock outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) receipt of regulatory approvals, including the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement; and (iv) certain other customary conditions which are enumerated in the Merger Agreement and are described in detail in JAB’s tender offer materials that were filed with the SEC.

We and JAB intend to pursue all required approvals and satisfy all other conditions within our control in accordance with the Merger Agreement. However, many of these conditions are outside of our control and no assurance can be given that the required approvals will be obtained or that such other conditions will be satisfied and, even if all such approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals or satisfaction of such conditions or that they will satisfy the terms of the Merger Agreement.

Litigation may be filed against us and the members of our Board of Directors challenging the Offer and the Merger and any adverse outcome in any such litigation may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.

Historically, following the announcement of a proposed merger, securities class action litigation is frequently brought against a company and its board of directors. Although no litigation related to the Offer or the Merger has been filed at this time, if any person or entity were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to consummate the Offer or the Merger, then such injunctive or other relief may prevent the Merger from being consummated at all or within the expected time frame. If consummation of the Offer or the Merger is prevented or delayed, it could have negative consequences that materially and adversely affect our business, results of operations, and the price per share for our common stock, as described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our common stock buy-backs during the third quarter of fiscal 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 2, 2014 - July 29, 2014	—	$—	—	$18.3 million
July 30, 2014 - August 26, 2014	84,036	$14.75	84,036	$17.1 million
August 27, 2014 - September 30, 2014	13,100	$14.21	13,100	$16.9 million

Total	97,136	$14.68	97,136

(1)	On April 29, 2014, the Board approved a new share buy-back program authorizing the Company to purchase up to $20 million of its outstanding common stock. The share buy-back program has no expiration date, but may be terminated by the Board at any time.

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

EINSTEIN NOAH RESTAURANT GROUP, INC.

Date:	October 30, 2014	By:	/s/ Frank G. Paci
Frank G. Paci
Chief Executive Officer

Date:	October 30, 2014	By:	/s/ John A. Coletta
John A. Coletta
Chief Financial Officer

Date:	October 30, 2014	By:	/s/ Robert E. Gowdy, Jr.
Robert E. Gowdy, Jr.
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Einstein Noah Restaurant Group, Inc., JAB Beech Inc. and Spruce Merger Sub Inc., dated September 29, 2014 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 29, 2014.

10.1	Frank G. Paci Offer of Employment dated August 28, 2014 is hereby incorporated by reference to Exhibit (e)(29) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 6, 2014.

10.2	Letter Agreement for Frank G. Paci dated September 7, 2014 is hereby incorporated by reference to Exhibit (e)(17) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 6, 2014.

10.3	Executive Severance Agreement dated September 7, 2014 between the Company and Frank G. Paci.

10.4	Amendment, dated September 23, 2014, to the Letter Agreement for Frank Paci is hereby incorporated by reference to Exhibit (e)(23) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 6, 2014.

10.5	Amendment, dated September 23, 2014, to the Letter Agreement for John A. Coletta is hereby incorporated by reference to Exhibit (e)(24) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 6, 2014.

10.6	Amendment, dated September 23, 2014, to the Letter Agreement for Rhonda J. Parish is hereby incorporated by reference to Exhibit (e)(25) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 6, 2014.

10.7	Amendment, dated September 23, 2014, to the Letter Agreement for D. Glenn Lunde is hereby incorporated by reference to Exhibit (e)(26) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on October 6, 2014.

10.8	Form of Performance Share Unit Agreement (Section 16 Participant) under the Einstein Noah Restaurant Group, Inc. 2011 Omnibus Incentive Plan.

10.9	Amendment No. 2 to the Amended and Restated Credit Agreement dated July 3, 2014, by and among the Company, Bank of America, N.A., as administrative agent, the other loan parties thereto and the lenders named therein, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2014.

10.10	Amendment No. 3 to the Amended and Restated Credit Agreement dated September 29, 2014, by and among the Company, Bank of America, N.A., as administrative agent, the other loan parties thereto and the lenders named therein.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.